Form 10-Q
period 2019-03-31
DOMINION ENERGY INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Energy Gas Holdings, LLC
filed 2019-05-03
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION ENERGY, INC.	D DCUD DRUA	Common Stock, no par value 2016 Series A 6.75% Corporate Units 2016 Series A 5.25% Enhanced Junior Subordinated Notes	New York Stock Exchange New York Stock Exchange New York Stock Exchange
DOMINION ENERGY GAS HOLDINGS, LLC		2014 Series C 4.6% Senior Notes	New York Stock Exchange

At April 12, 2019, the latest practicable date for determination, Dominion Energy, Inc. had 802,364,338 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

AFUDC	Allowance for funds used during construction
AMI	Advanced Metering Infrastructure
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
bcf	Billion cubic feet
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Colonial Trail West	An approximately 142 MW proposed utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days

Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, or 75 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 75 degrees, as applicable, and the average temperature for that day

Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point Holdings	Cove Point GP Holding Company, LLC
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DES	Dominion Energy Services, Inc.
DESC

Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric & Gas Company), its consolidated subsidiaries or operating segments, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated subsidiaries

Abbreviation or Acronym	Definition
DETI	Dominion Energy Transmission, Inc.
DGI	Dominion Generation, Inc.
DOE	U.S. Department of Energy
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

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

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

Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP effective August 2018
GreenHat	GreenHat Energy, LLC
GTSA	Virginia Grid Transformation and Security Act of 2018
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia

Abbreviation or Acronym	Definition
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP effective August 2018
Iroquois	Iroquois Gas Transmission System, L.P.
ISO-NE	ISO New England, Inc.
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Facility	A natural gas export/liquefaction facility at Cove Point
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NGL	Natural gas liquid
NND Project

V.C. Summer Units 2 and 3 new nuclear development project under which SCANA and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Carolina Commission	North Carolina Utilities Commission
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
ppb	Parts-per-billion
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
PURA	Connecticut’s Public Utility Regulatory Authority
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho

Abbreviation or Acronym	Definition
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015 and 2018

RICO	Racketeer Influenced and Corrupt Organizations Act
Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Riders C1A, C2A and C3A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
ROE	Return on equity
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the SCANA Merger Agreement
SCANA Merger Agreement	Agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
South Carolina Commission	Public Service Commission of South Carolina
Southeast Energy	Southeast Energy Group operating segment
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
West Virginia Commission	Public Service Commission of West Virginia
White River Hub	White River Hub, LLC

Abbreviation or Acronym	Definition
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions, except per share amounts)
Operating Revenue(1)	$3,858	$3,466
Operating Expenses
Electric fuel and other energy-related purchases	791	744
Purchased electric capacity	39	14
Purchased gas	730	340
Other operations and maintenance	1,002	795
Depreciation, depletion and amortization	651	498
Other taxes	292	199
Impairment of assets and other charges	835	1
Total operating expenses	4,340	2,591
Income (loss) from operations	(482)	875
Other income	388	100
Interest and related charges	469	314
Income (loss) from operations including noncontrolling interests before income tax expense	(563)	661
Income tax expense	114	135
Net Income (Loss) Including Noncontrolling Interests	(677)	526
Noncontrolling Interests	3	23
Net Income (Loss) Attributable to Dominion Energy	$(680)	$503
Earnings Per Common Share
Net income (loss) attributable to Dominion Energy - Basic	$(0.86)	$0.77
Net income (loss) attributable to Dominion Energy - Diluted	(0.86)	0.77
(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions)
Net income (loss) including noncontrolling interests	$(677)	$526
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(24)	111
Changes in unrealized net gains (losses) on investment securities(2)	16	(13)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	(31)	8
Net realized (gains) losses on investment securities(4)	—	1
Net pension and other postretirement benefit costs(5)	8	25
Total other comprehensive income (loss)	(31)	132
Comprehensive income (loss) including noncontrolling interests	(708)	658
Comprehensive income attributable to noncontrolling interests	3	24
Comprehensive income (loss) attributable to Dominion Energy	$(711)	$634

(1)	Net of $5 million and $(37) million tax for the three months ended March 31, 2019 and 2018, respectively.
(2)	Net of $(6) million and $4 million tax for the three months ended March 31, 2019 and 2018, respectively.
(3)	Net of $10 million and $(3) million tax for the three months ended March 31, 2019 and 2018, respectively.
(4)	Net of $— million tax for both the three months ended March 31, 2019 and 2018.
(5)	Net of $(14) million and $(1) million tax for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$422	$268
Customer receivables (less allowance for doubtful accounts of $22 and $14)	2,236	1,749
Other receivables (less allowance for doubtful accounts of $4 at both dates)(2)	203	331
Inventories	1,657	1,418
Regulatory assets	725	496
Other	732	899
Total current assets	5,975	5,161
Investments
Nuclear decommissioning trust funds	5,580	4,938
Investment in equity method affiliates	1,433	1,278
Other	357	344
Total investments	7,370	6,560
Property, Plant and Equipment
Property, plant and equipment	93,485	76,578
Accumulated depreciation, depletion and amortization	(26,918)	(22,018)
Total property, plant and equipment, net	66,567	54,560
Deferred Charges and Other Assets
Goodwill	8,960	6,410
Intangible assets, net	887	670
Regulatory assets	7,575	2,676
Operating lease assets	486	—
Other	2,234	1,877
Total deferred charges and other assets	20,142	11,633
Total assets	$100,054	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$3,080	$3,624
Credit facility borrowings	—	73
Short-term debt	2,412	334
Accounts payable	920	914
Accrued interest, payroll and taxes	957	836
Regulatory liabilities	612	356
Other(2)	1,795	1,510
Total current liabilities	9,776	7,647
Long-Term Debt
Long-term debt	32,043	26,328
Junior subordinated notes	3,431	3,430
Remarketable subordinated notes	1,387	1,386
Total long-term debt	36,861	31,144
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,108	5,116
Regulatory liabilities	10,799	6,840
Asset retirement obligations	4,985	2,250
Operating lease liabilities	418	—
Other	3,508	2,869
Total deferred credits and other liabilities	25,818	17,075
Total liabilities	72,455	55,866
Commitments and Contingencies (see Note 17)
Equity
Common stock – no par(3)	20,834	12,588
Retained earnings	7,806	9,219
Accumulated other comprehensive loss	(1,731)	(1,700)
Total common shareholders' equity	26,909	20,107
Noncontrolling interests	690	1,941
Total equity	27,599	22,048
Total liabilities and equity	$100,054	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1 billion shares authorized; 802 million shares and 681 million shares outstanding at March 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Dominion Energy Shareholders		Total Common
	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions)
December 31, 2017	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles		(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests			503		503	23	526
Issuance of common stock	8	580			580		580
Sale of Dominion Energy Midstream common units - net of offering costs					—	4	4
Stock awards (net of change in unearned compensation)		3			3		3
Dividends ($0.835 per common share) and distributions			(544)		(544)	(31)	(575)
Other comprehensive income, net of tax				131	131	1	132
Other		(5)			(5)	1	(4)
March 31, 2018	653	$10,316	$8,924	$(1,551)	$17,689	$2,353	$20,042

December 31, 2018	681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income (loss) including noncontrolling interests			(680)		(680)	3	(677)
Issuance of common stock	3	247			247		247
Acquisition of SCANA	96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream	22	1,181			1,181	(1,221)	(40)
Dividends ($0.9175 per common share) and distributions			(733)		(733)	(33)	(766)
Other comprehensive loss, net of tax				(31)	(31)		(31)
March 31, 2019	802	$20,834	$7,806	$(1,731)	$26,909	$690	$27,599

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2019	2018
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$(677)	$526
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	734	572
Deferred income taxes and investment tax credits	106	131
Provision for refunds and rate credits to electric utility customers	988	215
Impairment of assets and other charges	835	—
Net (gains) losses on nuclear decommissioning trust funds and other investments	(271)	25
Revision to future ash pond and landfill closure costs	(113)	—
Other adjustments	(11)	(56)
Changes in:
Accounts receivable	153	47
Inventories	53	104
Deferred fuel and purchased gas costs, net	27	(264)
Prepayments	89	(3)
Accounts payable	(284)	(57)
Accrued interest, payroll and taxes	(329)	(103)
Customer deposits	(35)	101
Margin deposit assets and liabilities	93	(33)
Other operating assets and liabilities	(187)	27
Net cash provided by operating activities	1,171	1,232
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,002)	(1,103)
Cash and restricted cash acquired in the SCANA Combination	389	—
Acquisition of solar development projects	(29)	(7)
Proceeds from sales of securities	506	419
Purchases of securities	(494)	(453)
Proceeds from sales of assets and equity method investments	154	—
Contributions to equity method affiliates	(69)	(87)
Other	(7)	48
Net cash used in investing activities	(552)	(1,183)
Financing Activities
Issuance (repayment) of short-term debt, net	1,905	(585)
Issuance of short-term notes	—	950
Repayment of credit facility borrowings	(113)	—
Issuance of long-term debt	600	950
Repayment of long-term debt, including redemption premiums	(2,217)	(1,180)
Issuance of common stock	247	581
Common dividend payments	(733)	(544)
Other	(72)	(72)
Net cash provided by (used in) financing activities	(383)	100
Increase in cash, restricted cash and equivalents	236	149
Cash, restricted cash and equivalents at beginning of period	391	185
Cash, restricted cash and equivalents at end of period	$627	$334
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)(3)
Accrued capital expenditures	$201	$175
(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(3)	See Note 16 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions)
Operating Revenue(1)	$1,965	$1,748
Operating Expenses
Electric fuel and other energy-related purchases(1)	596	591
Purchased electric capacity	33	14
Other operations and maintenance:
Affiliated suppliers	86	83
Other	193	316
Depreciation and amortization	304	297
Other taxes	85	83
Impairment of assets and other charges	546	—
Total operating expenses	1,843	1,384
Income from operations	122	364
Other income	37	3
Interest and related charges(1)	135	132
Income before income tax expense	24	235
Income tax expense	4	51
Net Income	$20	$184
(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions)
Net income	$20	$184
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	5
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	2	—
Total other comprehensive income (loss)	(5)	5
Comprehensive income	$15	$189
(1)	Net of $2 million and $(2) million tax for the three months ended March 31, 2019 and 2018, respectively.
(2)	Net of $(1) million and $1 million tax for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$14	$29
Customer receivables (less allowance for doubtful accounts of $9 at both dates)	935	999
Other receivables (less allowance for doubtful accounts of $3 at both dates)	75	76
Affiliated receivables	59	101
Inventories (average cost method)	836	837
Other(2)	454	529
Total current assets	2,373	2,571
Investments
Nuclear decommissioning trust funds	2,591	2,369
Other	3	3
Total investments	2,594	2,372
Property, Plant and Equipment
Property, plant and equipment	45,107	44,524
Accumulated depreciation and amortization	(13,614)	(14,003)
Total property, plant and equipment, net	31,493	30,521
Deferred Charges and Other Assets
Regulatory assets	1,719	737
Operating lease assets	202	—
Other(2)	893	679
Total deferred charges and other assets	2,814	1,416
Total assets	$39,274	$36,880
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$392	$350
Short-term debt	595	314
Accounts payable	255	339
Payables to affiliates	104	209
Affiliated current borrowings	24	224
Regulatory liabilities	281	299
Other(2)	1,105	1,080
Total current liabilities	2,756	2,815
Long-Term Debt	11,288	11,321
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,985	3,017
Asset retirement obligations	3,375	1,200
Regulatory liabilities	4,808	4,647
Operating lease liabilities	169	—
Other(2)	949	833
Total deferred credits and other liabilities	12,286	9,697
Total liabilities	26,330	23,833
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	6,110	6,208
Accumulated other comprehensive loss	(17)	(12)
Total common shareholder’s equity	12,944	13,047
Total liabilities and shareholder’s equity	$39,274	$36,880
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2019 and December 31, 2018.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				184		184
Dividends				(154)		(154)
Other comprehensive income, net of tax					5	5
March 31, 2018	275	$5,738	$1,113	$5,420	$(9)	$12,262

December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				20		20
Dividends				(118)		(118)
Other comprehensive loss, net of tax					(5)	(5)
March 31, 2019	275	$5,738	$1,113	$6,110	$(17)	$12,944

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2019	2018
(millions)
Operating Activities
Net income	$20	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	346	343
Deferred income taxes and investment tax credits	(49)	83
Revision to future ash pond and landfill closure costs	(113)	—
Impairment of assets and other charges	546	—
Provision for rate credits to customers	—	215
Other adjustments	(39)	(1)
Changes in:
Accounts receivable	62	78
Affiliated receivables and payables	(63)	(59)
Inventories	(19)	54
Prepayments	(2)	(11)
Deferred fuel expenses, net	24	(328)
Accounts payable	(33)	3
Accrued interest, payroll and taxes	15	(5)
Net realized and unrealized changes related to derivative activities	14	49
Other operating assets and liabilities	(66)	(26)
Net cash provided by operating activities	643	579
Investing Activities
Plant construction and other property additions	(563)	(570)
Purchases of nuclear fuel	(11)	(46)
Acquisition of solar development projects	(27)	—
Proceeds from sales of securities	253	218
Purchases of securities	(269)	(235)
Other	(3)	(6)
Net cash used in investing activities	(620)	(639)
Financing Activities
Issuance (repayment) of short-term debt, net	281	(116)
Repayment of affiliated current borrowings, net	(200)	(22)
Issuance of long-term debt	—	700
Repayment of long-term debt	—	(350)
Common dividend payments to parent	(118)	(154)
Other	(1)	(6)
Net cash provided by (used in) financing activities	(38)	52
Decrease in cash, restricted cash and equivalents	(15)	(8)
Cash, restricted cash and equivalents at beginning of period	38	24
Cash, restricted cash and equivalents at end of period	$23	$16
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$117	$104
(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions)
Operating Revenue(1)	$511	$526
Operating Expenses
Purchased gas(1)	40	29
Other energy-related purchases	26	31
Other operations and maintenance:
Affiliated suppliers	30	23
Other	153	167
Depreciation and amortization	62	59
Other taxes	64	60
Gains on sales of assets	—	(44)
Total operating expenses	375	325
Income from operations	136	201
Earnings from equity method investee	6	9
Other income	34	33
Interest and related charges(1)	26	25
Income from operations before income taxes	150	218
Income tax expense	34	52
Net Income	$116	$166
(1)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
(millions)
Net income	$116	$166
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(27)	13
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(2)	4	(3)
Net pension and other postretirement benefit costs(3)	1	1
Total other comprehensive income (loss)	(22)	11
Comprehensive income	$94	$177
(1)	Net of $9 million and $(4) million tax for the three months ended March 31, 2019 and 2018, respectively.
(2)	Net of $(1) million and $1 million tax for the three months ended March 31, 2019 and 2018, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2019 and 2018.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$4	$10
Customer receivables (less allowance for doubtful accounts of less than $1 at both dates)(2)	354	309
Other receivables (less allowance for doubtful accounts of $2 at both dates)(2)	17	17
Affiliated receivables	7	10
Inventories	82	65
Gas imbalances(2)	80	162
Other	126	174
Total current assets	670	747
Investments	92	93
Property, Plant and Equipment
Property, plant and equipment	11,395	11,238
Accumulated depreciation and amortization	(3,004)	(2,971)
Total property, plant and equipment, net	8,391	8,267
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,815	1,775
Operating lease assets	63	—
Other(2)	1,483	1,469
Total deferred charges and other assets	3,361	3,244
Total assets	$12,514	$12,351
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$451	$449
Short-term debt	280	10
Accounts payable	161	196
Payables to affiliates	56	65
Affiliated current borrowings	47	218
Other(2)	401	463
Total current liabilities	1,396	1,401
Long-Term Debt	3,607	3,609
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,479	1,465
Regulatory liabilities	1,291	1,285
Operating lease liabilities	49	—
Other	201	194
Total deferred credits and other liabilities	3,020	2,944
Total liabilities	8,023	7,954
Commitments and Contingencies (see Note 17)
Equity
Membership interests	4,682	4,566
Accumulated other comprehensive loss	(191)	(169)
Total equity	4,491	4,397
Total liabilities and equity	$12,514	$12,351
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	166		166
Distributions	(13)		(13)
Other comprehensive income, net of tax		11	11
March 31, 2018	$4,443	$(113)	$4,330

December 31, 2018	$4,566	$(169)	$4,397
Net income	116		116
Other comprehensive loss, net of tax		(22)	(22)
March 31, 2019	$4,682	$(191)	$4,491

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2019	2018
(millions)
Operating Activities
Net income	$116	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	—	(44)
Depreciation and amortization	62	59
Deferred income taxes and investment tax credits	17	14
Other adjustments	(3)	(4)
Changes in:
Accounts receivable	(45)	(28)
Affiliated receivables and payables	(6)	28
Inventories	(17)	(7)
Deferred purchased gas costs, net	9	8
Prepayments	19	16
Accounts payable	(24)	(39)
Accrued interest, payroll and taxes	(33)	(30)
Pension and other postretirement benefits	(36)	(36)
Other operating assets and liabilities	(31)	(1)
Net cash provided by operating activities	28	102
Investing Activities
Plant construction and other property additions	(138)	(138)
Proceeds from assignments of shale development rights	—	44
Other	(3)	(5)
Net cash used in investing activities	(141)	(99)
Financing Activities
Issuance (repayment) of short-term debt, net	270	(15)
Issuance (repayment) of affiliated current borrowings, net	(171)	23
Distribution payments to parent	—	(13)
Other	—	1
Net cash provided by (used in) financing activities	99	(4)
Decrease in cash, restricted cash and equivalents	(14)	(1)
Cash, restricted cash and equivalents at beginning of period	34	30
Cash, restricted cash and equivalents at end of period	$20	$29
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$16	$29
(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2019 and their results of operations, changes in equity and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At December 31, 2018, Dominion Energy owned the general partner, 60.9% of the common units and 37.5% of the convertible preferred interests in Dominion Energy Midstream, with the public’s ownership interest reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. In January 2019, Dominion Energy acquired all outstanding partnership interests not owned by Dominion Energy and Dominion Energy Midstream became a wholly-owned subsidiary of Dominion Energy. Also, at March 31, 2019, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. GIP’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at March 31, 2019 nor are expected to occur in the remainder of 2019.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2018 Consolidated Financial Statements and Notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2019	March 31, 2018	December 31, 2018	December 31, 2017
(millions)
Dominion Energy
Cash and cash equivalents	$422	$189	$268	$120
Restricted cash and equivalents(1)	205	145	123	65
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$627	$334	$391	$185
Virginia Power
Cash and cash equivalents	$14	$6	$29	$14
Restricted cash and equivalents(1)	9	10	9	10
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$23	$16	$38	$24
Dominion Energy Gas
Cash and cash equivalents	$4	$6	$10	$4
Restricted cash and equivalents (1)	16	23	24	26
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$20	$29	$34	$30
(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Property, Plant and Equipment

In January 2019, Virginia Power committed to a plan to retire certain automated meter reading infrastructure associated with its electric operations before the end of its useful life and replace such equipment with more current AMI technology. As a result, Virginia Power recorded a charge of $160 million ($119 million after-tax), included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K.

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station will be retired after it meets its capacity obligation to PJM in 2021, as discussed in Note 17. As a result, Virginia Power recorded a charge of $369 million ($275 million after-tax), primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K.

Leases

The Companies lease certain assets including vehicles, real estate, office equipment and other operational assets under both operating and finance leases. For the Companies’ operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Companies’ Consolidated Statements of Income. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Companies’ Consolidated Statements of Income.

Certain of the Companies’ leases include one or more options to renew, with renewal terms that can extend the lease from one to 70 years. The exercise of renewal options is solely at the Companies’ discretion. A right-of-use asset and corresponding lease liability for leases with original lease terms of one year or less are not included in the Consolidated Balance Sheets, unless such leases contain renewal options that the Companies are reasonably certain will be exercised. Additionally, certain of the Companies’ leases contain escalation clauses whereby payments are adjusted for consumer price or other indices or contain fixed dollar or percentage increases. The Companies also have leases with variable payments based upon usage of, or revenues associated with, the leased assets.

The determination of the discount rate utilized has a significant impact on the calculation of the present value of the lease liability included in the Companies’ Consolidated Balance Sheets. For the Companies’ fleet of leased vehicles, the discount rate is equal to the prevailing borrowing rate earned by the lessor. For the Companies’ remaining leased assets, the discount rate implicit in the lease is generally unable to be determined from a lessee perspective. As such, the Companies use internally-developed incremental borrowing rates as a discount rate in the calculation of the present value of the lease liability. The incremental borrowing rates are determined based on an analysis of the Companies’ publicly available unsecured borrowing rates, adjusted for a collateral discount, over various lengths of time that most closely correspond to the Companies’ lease maturities.

In addition, Dominion Energy acts as lessor under certain power purchase agreements in which the counterparty or counterparties purchase substantially all of the output of certain solar facilities. These leases are considered operating in nature. For such leasing arrangements, rental revenue and an associated accounts receivable are recorded when the monthly output of the solar facility is determined. Depreciation on these solar facilities is computed on a straight-line basis over an estimated useful life of 30 years.

New Accounting Standards

Leases

In February 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. The update requires that a liability and corresponding right-of-use asset are recorded on the balance sheet for all leases, including those leases classified as operating leases, while also refining the definition of a lease. In addition, lessees are required to disclose key information about the amount, timing and uncertainty of cash flows arising from leasing arrangements. Lessor accounting remains largely unchanged.

The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2019. The Companies adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, the Companies utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. The Companies also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no reassessment of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, Dominion Energy, Virginia Power and Dominion Energy Gas recorded $504 million, $209 million and $64 million, respectively, of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 14 for additional information.

Note 3. Acquisitions and Dispositions

Acquisition of SCANA

In January 2019, Dominion Energy issued 95.6 million shares of Dominion Energy common stock, valued at $6.8 billion, representing 0.6690 of a share of Dominion Energy common stock for each share of SCANA common stock, in connection with the completion of the SCANA Combination. SCANA, through its regulated subsidiaries, is primarily engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina and in the distribution of natural gas in North Carolina and South Carolina. In addition, SCANA markets natural gas to retail customers in the southeast U.S. Following completion of the SCANA Combination, SCANA operates as a wholly-owned subsidiary of Dominion Energy. In addition, SCANA’s debt totaled $6.9 billion at closing. The SCANA Combination expanded Dominion Energy’s portfolio of regulated electric generation, transmission and distribution and regulated natural gas distribution infrastructure operations.

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Notes 13, 16 and 17 in this report for more information on the SCANA Combination, including merger approval and conditions, information on assets and liabilities acquired, significant financing transactions, regulatory matters and proceedings, legal proceedings and commitments and contingencies.

Merger Approval and Conditions

Merger Approval

The SCANA Combination required approval of SCANA’s shareholders, FERC, the North Carolina Commission, the South Carolina Commission, the Georgia Public Service Commission and the NRC and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. All such approvals were received prior to closing of the SCANA Combination.

Various parties filed petitions for rehearing or reconsideration of the SCANA Merger Approval Order. In January 2019, the South Carolina Commission issued an order (1) granting the request of various parties and finding that DESC was imprudent in its actions by not disclosing material information to the South Carolina Office of Regulatory Staff and the South Carolina Commission with regard to costs incurred subsequent to March 2015 and (2) denying the petitions for rehearing or consideration as to other issues raised in the various petitions. The deadline to appeal the SCANA Merger Approval Order and the order on rehearing expired in April 2019, and no party has sought appeal.

Refunds to Customers

As a condition to the SCANA Merger Approval Order, DESC will provide refunds and restitution of $2.0 billion over 20 years with capital support from Dominion Energy.

In September and October 2017, DESC received proceeds totaling $1.1 billion in full satisfaction of its share of a settlement agreement among DESC, Santee Cooper and Toshiba Corporation in connection with Westinghouse and WECTEC, both wholly-owned subsidiaries of Toshiba Corporation and responsible for the engineering and construction of the NND Project, filing for bankruptcy. The purchase price allocation below includes a previously established regulatory liability at DESC totaling $1.1 billion, of which $67 million is considered current, associated with the monetization of the bankruptcy settlement with Toshiba Corporation. In accordance with the terms of the SCANA Merger Approval Order, this regulatory liability, net of amounts that may be required to satisfy any liens against NND Project property totaling $1.0 billion, will be refunded to DESC electric service customers over a 20-year period ending in 2039.

Additionally, in the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion, of which $137 million is considered current, representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period. As a result, Dominion Energy’s Consolidated Statement of Income for the three months ended March 31, 2019 includes a $756 million after-tax charge.

NND Project

As a condition to the SCANA Merger Approval Order, DESC committed to excluding from rate recovery $2.4 billion of costs related to the NND Project and $180 million of costs associated with the purchase of the Columbia Energy Center power station. Regulatory assets included in SCANA’s historical balance sheet at December 31, 2018 reflected these disallowances.

The remaining regulatory asset associated with the NND Project of $2.8 billion, of which $138 million is considered current, will be collected over a 20-year period, including a return on investment. In January 2019, DESC filed the NND Project rider in accordance with the terms of the SCANA Merger Approval Order for rates effective in February 2019 for DESC’s retail electric customers. The South Carolina Commission approved this filing in January 2019.

Other Terms and Conditions

•	DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date earlier than January 2021;
•	PSNC will not file an application for a general rate case with the North Carolina Commission with a requested effective date earlier than April 2021;
•	Dominion Energy has committed to increasing SCANA’s historical level of corporate contributions to charities by $1 million per year over the next five years;
•	Dominion Energy will maintain DESC and PSNC’s headquarters in Cayce, South Carolina and Gastonia, North Carolina, respectively; and
•

Dominion Energy will seek to minimize reductions in local employment by allowing some DES employees supporting shared and common services functions and activities to be located in Cayce, South Carolina where it makes economic and practical sense to do so.

Purchase Price Allocation

SCANA’s assets acquired and liabilities assumed have been measured at estimated fair value at closing and are included in the Southeast Energy operating segment, which was established following the closing of the SCANA Combination. The majority of the operations acquired are subject to the rate setting authority of FERC and the North and South Carolina Commissions and are therefore accounted for pursuant to ASC 980, Regulated Operations. The fair values of SCANA’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets and liabilities acquired, nor the unaudited pro forma financial information, reflect any adjustments related to these amounts.

The fair value of SCANA’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions discussed above and the fair values of SCANA’s investments accounted for under the equity method have been determined using the income approach and the market approach. The valuation of SCANA’s long-term debt is considered a Level 2 fair value measurement. All other valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future market prices.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is reflected as goodwill. The goodwill reflects the value associated with enhancing Dominion Energy’s portfolio of regulated operations in the growing southeast region of the U.S. The goodwill recognized is not deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at closing, including an adjustment related to income taxes identified during the first quarter as discussed in Note 5. The allocation is subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. Certain tax-related amounts in the allocation of the purchase price below are preliminary and may change as Dominion Energy completes its analysis and review of applicable tax matters.

Amount
(millions)
Total current assets(1)	$1,772
Investments	224
Property, plant and equipment(2)	11,006
Goodwill	2,550
Regulatory assets(3)	3,940
Other deferred charges and other assets, including intangible assets	430
Total Assets	19,922
Total current liabilities	1,515
Long-term debt	6,707
Deferred income taxes	1,100
Regulatory liabilities	2,662
Other deferred credits and other liabilities	1,099
Total Liabilities	13,083
Total purchase price(4)	$6,839
(1)	Includes $389 million of cash, restricted cash and equivalents, of which $115 million is considered restricted.
(2)	Includes $105 million of certain property, plant and equipment associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. As a result, Dominion Energy’s Consolidated Statement of Income for the three months ended March 31, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

(3)

Includes $264 million of certain income tax-related regulatory assets associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. See Note 5 for additional information.

(4)	Includes stock-based compensation awards with an estimated fair value of $21 million.

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for a description of assets acquired and liabilities assumed in connection with the SCANA Combination.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue and net income attributable to Dominion Energy in the Consolidated Statements of Income for the three months ended March 31, 2019 was an increase of $170 million and a decrease of $1.1 billion, respectively.

Dominion Energy incurred merger and integration-related costs, of which $115 million was recorded in other operations and maintenance expense and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the three months ended March 31, 2019. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Three Months Ended March 31,
	2019(1)	2018(1)
(millions, except EPS)
Operating Revenue	$4,887	$4,636
Net income attributable to Dominion Energy	605	675
Earnings Per Common Share – Basic	$0.76	$0.90
Earnings Per Common Share – Diluted	$0.76	$0.90
(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2019	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$646	$817
Commercial	496	524
Industrial	30	107
Government and other retail	200	213
Wholesale	48	42
Nonregulated electric sales	316	418
Regulated gas sales:
Residential	602	364
Commercial	191	103
Other	38	10
Nonregulated gas sales	247	88
Regulated gas transportation and storage:
FERC-regulated	277	262
State-regulated	213	190
Nonregulated gas transportation and storage	174	—
Other regulated revenues(1)	58	50
Other nonregulated revenues(1)(2)	95	136
Total operating revenue from contracts with customers	3,631	3,324
Other revenues(3)	227	142
Total operating revenue	$3,858	$3,466
Virginia Power
Regulated electric sales:
Residential	$923	$817
Commercial	636	524
Industrial	112	107
Government and other retail	204	213
Wholesale	37	42
Other regulated revenues	33	32
Other nonregulated revenues(2)	6	13
Total operating revenue from contracts with customers	1,951	1,748
Other revenues(2)(3)	14	—
Total operating revenue	$1,965	$1,748
Dominion Energy Gas
Regulated gas sales:
Residential	$30	$29
Other	2	7
Nonregulated gas sales(2)	2	2
Regulated gas transportation and storage:
FERC-regulated(2)	204	199
State-regulated(2)	187	180
NGL revenue(1)(2)	45	54
Management service revenue(2)	31	47
Other regulated revenues(2)	8	8
Other nonregulated revenues(1)(2)	2	2
Total operating revenue from contracts with customers	511	528
Other revenues	—	(2)
Total operating revenue	$511	$526

(1)

Amounts above include $51 million and $42 million for the three months ended March 31, 2019, and $30 million and $26 million for the three months ended March 31, 2018 primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time.

(2)	See Notes 10 and 19 for amounts attributable to related parties and affiliates.
(3)	Amounts above include $14 million and $8 million of alternative revenue at Dominion Energy and Virginia Power for the three months ended March 31, 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at March 31, 2019	2019	2020	2021	2022	2023	Thereafter	Total
(millions)
Dominion Energy	$1,197	$1,547	$1,448	$1,334	$1,166	$13,562	$20,254
Virginia Power	16	3	1	—	—	—	20
Dominion Energy Gas	476	623	545	441	317	1,928	4,330

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At March 31, 2019 and December 31, 2018, Dominion Energy’s contract asset balances were $40 million and $42 million, respectively. Dominion Energy Gas’ contract asset balances were $55 million and $58 million at March 31, 2019 and December 31, 2018, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At March 31, 2019 and December 31, 2018, Dominion Energy’s contract liability balances were $77 million and $106 million, respectively. At March 31, 2019 and December 31, 2018, Virginia Power’s contract liability balances were $21 million and $22 million, respectively. At March 31, 2019 and December 31, 2018, Dominion Energy Gas’ contract liability balances were $15 million and $40 million, respectively. During the three months ended March 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $85 million, $22 million and $36 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.2	4.1	4.6	4.5	3.4	4.3
Investment tax credits	(1.5)	(0.5)	(3.2)	(0.9)	—	—
Production tax credits	(0.8)	(0.6)	(1.0)	(0.7)	—	—
Reversal of excess deferred income taxes	(5.1)	(1.4)	(5.0)	(2.0)	(1.1)	(1.0)
Write-off of regulatory assets	(34.1)	—	—	—	—	—
Other, net	(2.0)	(2.1)	0.1	(0.3)	(0.3)	(0.4)
Effective tax rate	(20.3)%	20.5%	16.5%	21.6%	23.0%	23.9%

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of the portion of excess deferred income tax amortization in 2019. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, the Companies decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms.

In connection with the SCANA Combination, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project.  Dominion Energy’s effective tax rate reflects deferred income tax expense of $198 million in satisfaction of this commitment.  Dominion Energy’s effective tax rate also reflects the changes in consolidated state income taxes resulting from the SCANA Combination.

As part of the SCANA Combination, Dominion Energy acquired SCANA’s unrecognized tax benefits of $106 million.  In the first quarter of 2019, Dominion Energy completed the evaluation of a state income tax position acquired in the SCANA Combination that increased unrecognized tax benefits by $51 million.  This adjustment resulted in an increase to goodwill of $40 million and had no impact on Dominion Energy’s income tax expense.  It is reasonably possible that settlement negotiations could decrease this unrecognized tax benefit in the next twelve months.

As of March 31, 2019, there have been no other material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of these unrecognized tax benefits.

The 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be finalized regulations, the Companies expect interest expense to be deductible in 2019.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended March 31,
	2019	2018
(millions, except EPS)
Net income (loss) attributable to Dominion Energy	$(680)	$503
Average shares of common stock outstanding – Basic	793.1	650.5
Net effect of dilutive securities	—	—
Average shares of common stock outstanding – Diluted	793.1	650.5
Earnings Per Common Share – Basic	$(0.86)	$0.77
Earnings Per Common Share – Diluted	$(0.86)	$0.77

As a result of a net loss for the three months ended March 31, 2019, the issuance of common stock under potentially-dilutive securities was considered antidilutive and therefore excluded from the calculation of diluted EPS. The 2016 Equity Units were excluded from the calculation of diluted EPS for the three months ended March 31, 2018, as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units were potentially dilutive securities but had no effect on the calculation of diluted EPS for the three months ended March 31, 2018.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended March 31, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(24)	16	—	—	(8)
Amounts reclassified from AOCI: (gains) losses(1)	(31)	—	8	—	(23)
Net current period other comprehensive income (loss)	(55)	16	8	—	(31)
Ending balance	$(290)	$18	$(1,457)	$(2)	$(1,731)
Three Months Ended March 31, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	111	(13)	—	—	98
Amounts reclassified from AOCI: (gains) losses(1)	8	1	25	—	34
Net current period other comprehensive income (loss)	119	(12)	25	—	132
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(248)	$3	$(1,303)	$(3)	$(1,551)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(54)	Operating revenue
	(3)	Purchased gas
Interest rate contracts	10	Interest and related charges
Foreign currency contracts	6	Other income
Total	(41)
Tax	10	Income tax expense
Total, net of tax	$(31)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	27	Other income
Total	22
Tax	(14)	Income tax expense
Total, net of tax	$8
Three Months Ended March 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$12	Operating revenue
	2	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	(8)	Other income
Total	11
Tax	(3)	Income tax expense
Total, net of tax	$8
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$1	Other income
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	31	Other income
Total	26
Tax	(1)	Income tax expense
Total, net of tax	$25

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended March 31, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(7)	2	(5)
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	(7)	2	(5)
Ending balance	$(20)	$3	$(17)
Three Months Ended March 31, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	5	—	5
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	5	—	5
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(10)	$1	$(9)

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended March 31, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(27)	—	(27)
Amounts reclassified from AOCI: (gains) losses(1)	4	1	5
Net current period other comprehensive income (loss)	(23)	1	(22)
Ending balance	$(48)	$(143)	$(191)
Three Months Ended March 31, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	13	—	13
Amounts reclassified from AOCI: (gains) losses(1)	(3)	1	(2)
Net current period other comprehensive income	10	1	11
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(18)	$(95)	$(113)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	6	Other income
Total	5
Tax	(1)	Income tax expense
Total, net of tax	$4
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Three Months Ended March 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	(8)	Other income
Total	(4)
Tax	1	Income tax expense
Total, net of tax	$(3)
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at March 31, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$60	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 7	3
			Price volatility	(4)	10% - 492%	66%
Total assets	$63
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	1
Physical options:
Natural gas	7	Option model	Market price (per Dth)	(3)	2 - 16	5
			Price volatility	(4)	23% - 492%	82%
Total liabilities	$10
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2019
Assets
Derivatives:
Commodity	$2	$92	$63	$157
Interest rate	—	3	—	3
Foreign currency	—	13	—	13
Investments(1):
Equity securities:
U.S.	3,688	—	—	3,688
Fixed income securities:
Corporate debt instruments	—	470	—	470
Government securities	468	678	—	1,146
Cash equivalents and other	11	—	—	11
Total assets	$4,169	$1,256	$63	$5,488
Liabilities
Derivatives:
Commodity	$—	$35	$10	$45
Interest rate	—	323	—	323
Foreign currency	—	1	—	1
Total liabilities	$—	$359	$10	$369
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$180	$70	$250
Interest rate	—	18	—	18
Foreign currency	—	26	—	26
Investments(1):
Equity securities:
U.S.	3,277	—	—	3,277
Fixed income securities:
Corporate debt instruments	—	431	—	431
Government securities	455	688	—	1,143
Cash equivalents and other	11	—	—	11
Total assets	$3,743	$1,343	$70	$5,156
Liabilities
Derivatives:
Commodity	$—	$129	$6	$135
Interest rate	—	142	—	142
Foreign currency	—	2	—	2
Total liabilities	$—	$273	$6	$279
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $213 million and $220 million of assets at March 31, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2019	2018
(millions)
Beginning balance	$64	$150
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(1)	(1)
Electric fuel and other energy-related purchases	(4)	(17)
Included in other comprehensive income	—	1
Included in regulatory assets/liabilities	7	(21)
Settlements	(1)	7
Purchases	(10)	—
Transfers out of Level 3	(2)	1
Ending balance	$53	$120

The unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date were not material for the three months ended March 31, 2019 and 2018.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$59	Discounted cash flow	Market price (per Dth)	(3)	(2) - 7	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 7	2
			Price volatility	(4)	10% - 491%	54%
Total assets	$62
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	1
Total liabilities	$3
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2019
Assets
Derivatives:
Commodity	$—	$4	$62	$66
Investments(1):
Equity securities:
U.S.	1,683	—	—	1,683
Fixed income securities:
Corporate debt instruments	—	233	—	233
Government securities	192	328	—	520
Total assets	$1,875	$565	$62	$2,502
Liabilities
Derivatives:
Commodity	$—	$6	$3	$9
Interest rate	—	181	—	181
Total liabilities	$—	$187	$3	$190
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$24	$66	$90
Interest rate	—	3	—	3
Investments(1):
Equity securities:
U.S.	1,476	—	—	1,476
Fixed income securities:
Corporate debt instruments	—	221	—	221
Government securities	164	343	—	507
Total assets	$1,640	$591	$66	$2,297
Liabilities
Derivatives:
Commodity	$—	$9	$6	$15
Interest rate	—	88	—	88
Total liabilities	$—	$97	$6	$103
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $150 million and $160 million of assets at March 31, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2019	2018
(millions)
Beginning balance	$60	$147
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(4)	(17)
Included in regulatory assets/liabilities	8	(19)
Settlements	(5)	6
Ending balance	$59	$117

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2019 and 2018.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2019
Assets
Foreign currency	$—	$13	$—	$13
Total assets	$—	$13	$—	$13
Liabilities
Interest rate	$—	$41	$—	$41
Foreign currency	—	1	—	1
Total liabilities	$—	$42	$—	$42
At December 31, 2018
Assets
Commodity	$—	$3	$—	$3
Foreign currency	—	26	—	26
Total assets	$—	$29	$—	$29
Liabilities
Interest rate	$—	$17	$—	$17
Foreign currency	—	2	—	2
Total liabilities	$—	$19	$—	$19

The following table presents the net change in Dominion Energy Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended March 31, 2019.

Three Months Ended
March 31,
2018
(millions)
Beginning balance	$(2)
Total realized and unrealized gains:
Included in other comprehensive income	1
Transfers out of Level 3	1
Ending balance	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the three months ended March 31, 2019 and 2018. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2019 and 2018.

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

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$35,123	$37,531	$29,952	$31,045
Credit facility borrowings	—	—	73	73
Junior subordinated notes(3)	3,431	3,471	3,430	3,358
Remarketable subordinated notes(3)	1,387	1,398	1,386	1,340
Virginia Power
Long-term debt, including securities due within one year(3)	$11,680	$12,782	$11,671	$12,400
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$4,058	$4,155	$4,058	$4,072
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At March 31, 2019 and December 31, 2018, includes the valuation of certain fair value hedges associated with fixed rate debt of $(11) million and $(20) million, respectively.

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

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

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 18 for further information regarding credit-related contingent features for the Companies’ derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$77	$5	$—	$72	$175	$12	$—	$163
Exchange	78	26	—	52	68	68	—	—
Interest rate contracts:
Over-the-counter	3	—	—	3	18	1	—	17
Foreign currency contracts:
Over-the-counter	13	7	—	6	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$171	$38	$—	$133	$287	$83	$—	$204
(1)	Excludes $2 million and $7 million of derivative assets at March 31, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$19	$5	$1	$13	$19	$12	$—	$7
Exchange	26	26	—	—	115	68	47	—
Interest rate contracts:
Over-the-counter	323	6	—	317	142	1	—	141
Foreign currency contracts:
Over-the-counter	1	1	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$369	$38	$1	$330	$278	$83	$47	$148
(1)	Excludes $— million and $1 million of derivative liabilities at March 31, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at March 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	78	61
Basis	277	547
Electricity (MWh):
Fixed price	7,915,870	1,100,600
FTRs	18,146,928	—
NGLs (Gal)	25,074,000	—
Interest rate(2)	$2,554,400,000	$5,001,010,256
Foreign currency(2)(3)	$—	$280,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.
(3)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at March 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$2	$1	43 months
Electricity	33	24	21 months
Interest rate	(333)	(31)	393 months
Foreign currency	8	(1)	87 months
Total	$(290)	$(7)

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three months ended March 31, 2019 and 2018.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets(Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(millions)
Long-term debt	$(739)	$(731)	$11	$19

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2019
ASSETS
Current Assets
Commodity	$35	$59	$94
Interest rate	2	—	2
Total current derivative assets(1)	37	59	96
Noncurrent Assets
Commodity	15	48	63
Interest rate	1	—	1
Foreign currency	13	—	13
Total noncurrent derivative assets(2)	29	48	77
Total derivative assets	$66	$107	$173
LIABILITIES
Current Liabilities
Commodity	$17	$21	$38
Interest rate	79	1	80
Foreign currency	1	—	1
Total current derivative liabilities(3)	97	22	119
Noncurrent Liabilities
Commodity	1	6	7
Interest rate	230	13	243
Total noncurrent derivative liabilities(4)	231	19	250
Total derivative liabilities	$328	$41	$369
December 31, 2018
ASSETS
Current Assets
Commodity	$55	$154	$209
Interest rate	14	—	14
Total current derivative assets(1)	69	154	223
Noncurrent Assets
Commodity	6	35	41
Interest rate	4	—	4
Foreign currency	26	—	26
Total noncurrent derivative assets(2)	36	35	71
Total derivative assets	$105	$189	$294
LIABILITIES
Current Liabilities
Commodity	$17	$112	$129
Interest rate	26	—	26
Foreign currency	2	—	2
Total current derivative liabilities(3)	45	112	157
Noncurrent Liabilities
Commodity	5	1	6
Interest rate	116	—	116
Total noncurrent derivative liabilities(4)	121	1	122
Total derivative liabilities	$166	$113	$279
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$54
Purchased gas		3
Total commodity	$66	$57	$—
Interest rate(3)	(84)	(10)	(84)
Foreign currency(4)	(11)	(6)	—
Total	$(29)	$41	$(84)
Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(12)
Purchased gas		(2)
Electric fuel and other energy-related purchases		7
Total commodity	$97	$(7)	$—
Interest rate(3)	38	(12)	68
Foreign currency(4)	13	8	—
Total	$148	$(11)	$68
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$3	$6
Purchased gas	3	—
Electric fuel and other energy-related purchases	(9)	(13)
Total	$(3)	$(7)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$61	$2	$—	$59	$64	$6	$—	$58
Interest rate contracts:
Over-the-counter	—	—	—	—	3	—	—	3
Total derivatives, subject to a master netting or similar arrangement	$61	$2	$—	$59	$67	$6	$—	$61

(1)	Excludes $5 million and $26 million of derivative assets at March 31, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$3	$2	$1	$—	$6	$6	$—	$—
Interest rate contracts:
Over-the-counter	181	—	—	181	88	—	—	88
Total derivatives, subject to a master netting or similar arrangement	$184	$2	$1	$181	$94	$6	$—	$88

(1)	Excludes $6 million and $9 million of derivative liabilities at March 31, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	20	26
Basis	182	473
Electricity (MWh):
FTRs	18,146,928	—
Interest rate(2)	$850,000,000	$1,200,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(20)	$(1)	393 months
Total	$(20)	$(1)

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
(millions)
March 31, 2019
ASSETS
Current Assets
Commodity	$—	$24	$24
Total current derivative assets(1)	—	24	24
Noncurrent Assets
Commodity	—	42	42
Total noncurrent derivative assets(2)	—	42	42
Total derivative assets	$—	$66	$66
LIABILITIES
Current Liabilities
Commodity	$—	$6	$6
Interest rate	44	—	44
Total current derivative liabilities(3)	44	6	50
Noncurrent Liabilities
Commodity	—	3	3
Interest rate	137	—	137
Total noncurrent derivatives liabilities (4)	137	3	140
Total derivative liabilities	$181	$9	$190
December 31, 2018
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	3	—	3
Total current derivative assets(1)	3	60	63
Noncurrent Assets
Commodity	—	30	30
Total noncurrent derivative assets(2)	—	30	30
Total derivative assets	$3	$90	$93
LIABILITIES
Current Liabilities
Commodity	$—	$15	$15
Interest rate	10	—	10
Total current derivative liabilities(3)	10	15	25
Noncurrent Liabilities
Interest rate	78	—	78
Total noncurrent derivatives liabilities (4)	78	—	78
Total derivative liabilities	$88	$15	$103
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(9)	$—	$(84)
Total	$(9)	$—	$(84)
Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$7	$—	$68
Total	$7	$—	$68
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(9)	$—
Total	$(9)	$—
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

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$—	$—	$—	$—	$3	$—	$—	$3
Foreign currency contracts:
Over-the-counter	13	7	—	6	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$13	$7	$—	$6	$29	$2	$—	$27

		March 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$41	$6	$—	$35	$17	$—	$—	$17
Foreign currency contracts:
Over-the-counter	1	1	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$42	$7	$—	$35	$19	$2	$—	$17

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at March 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
NGLs (Gal)	25,074,000	—
Interest rate(1)	$300,000,000	$1,000,000,000
Foreign currency(1)(2)	$—	$280,000,000
(1)	Maturity is based on final settlement period.
(2)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at March 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(56)	$(5)	309 months
Foreign currency	8	(1)	87 months
Total	$(48)	$(6)

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
(millions)
March 31, 2019
ASSETS
Noncurrent Assets
Foreign currency	$13	$—	$13
Total noncurrent derivative assets(1)	13	—	13
Total derivative assets	$13	$—	$13
LIABILITIES
Current Liabilities
Interest rate	$18	$—	$18
Foreign currency	1	—	1
Total current derivative liabilities(2)	19	—	19
Noncurrent Liabilities
Interest rate	23	—	23
Total noncurrent derivative liabilities(3)	23	—	23
Total derivative liabilities	$42	$—	$42
December 31, 2018
ASSETS
Current Assets
Commodity	$3	$—	$3
Total current derivative assets(4)	3	—	3
Noncurrent Assets
Foreign currency	26	—	26
Total noncurrent derivative assets(1)	26	—	26
Total derivative assets	$29	$—	$29
LIABILITIES
Current Liabilities
Interest rate	$9	$—	$9
Foreign currency	2	—	2
Total current derivative liabilities(2)	11	—	11
Noncurrent Liabilities
Interest rate	8	—	8
Total noncurrent derivative liabilities(3)	8	—	8
Total derivative liabilities	$19	$—	$19
(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(4)	Current derivative assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$2
Total commodity	$(1)	$2
Interest rate(2)	(24)	(1)
Foreign currency(3)	(11)	(6)
Total	$(36)	$(5)
Three Months Ended March 31, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$4	$(3)
Interest rate(2)	—	(1)
Foreign currency(3)	13	8
Total	$17	$4
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $112 million and $111 million at March 31, 2019 and December 31, 2018, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Recorded Value
(millions)
March 31, 2019
Equity securities:(1)
U.S.	$1,747	$2,002	$(17)		$3,732
Fixed income securities:(2)
Corporate debt instruments	457	15	(2)		470
Government securities	1,076	29	(4)		1,101
Common/collective trust funds	72	—	—		72
Insurance contracts	199	—	—		199
Cash equivalents and other(3)	6	—	—		6
Total	$3,557	$2,046	$(23)	(4)	$5,580
December 31, 2018
Equity securities:(1)
U.S.	$1,741	$1,640	$(51)		$3,330
Fixed income securities:(2)
Corporate debt instruments	435	5	(9)		431
Government securities	1,092	17	(12)		1,097
Common/collective trust funds	76	—	—		76
Cash equivalents and other(3)	4	—	—		4
Total	$3,348	$1,662	$(72)	(4)	$4,938
(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $4 million at March 31, 2019.
(4)	The fair value of securities in an unrealized loss position was $405 million and $833 million at March 31, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
(millions)	2019	2018
Net gains (losses) recognized during the period	$414	$(65)
Less: Net gains recognized during the period on securities sold during the period	(19)	(19)
Unrealized gains (losses) recognized during the period on securities still held at March 31, 2019 and 2018(1)	$395	$(84)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$187
Due after one year through five years	382
Due after five years through ten years	394
Due after ten years	680
Total	$1,643

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2019	2018
(millions)
Proceeds from sales	$506	$419
Realized gains(1)	43	36
Realized losses(1)	23	19
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Dominion Energy were immaterial for the three months ended March 31, 2019 and 2018.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Recorded Value
(millions)
March 31, 2019
Equity securities:(1)
U.S.	$871	$922	$(9)		$1,784
Fixed income securities:(2)
Corporate debt instruments	227	7	(1)		233
Government securities	506	14	(1)		519
Common/collective trust funds	48	—	—		48
Cash equivalents and other(3)	7	—	—		7
Total	$1,659	$943	$(11)	(4)	$2,591
December 31, 2018
Equity securities:(1)
U.S.	$858	$751	$(24)		$1,585
Fixed income securities:(2)
Corporate debt instruments	224	2	(5)		221
Government securities	504	7	(5)		506
Common/collective trust funds	51	—	—		51
Cash equivalents and other(3)	6	—	—		6
Total	$1,643	$760	$(34)	(4)	$2,369
(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $7 million and $6 million at March 31, 2019 and December 31, 2018, respectively.
(4)	The fair value of securities in an unrealized loss position was $178 million and $404 million at March 31, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
(millions)	2019	2018
Net gains (losses) recognized during the period	$186	$(32)
Less: Net gains recognized during the period on securities sold during the period	(1)	(15)
Unrealized gains (losses) recognized during the period on securities still held at March 31, 2019 and 2018(1)	$185	$(47)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$77
Due after one year through five years	145
Due after five years through ten years	219
Due after ten years	359
Total	$800

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2019	2018
(millions)
Proceeds from sales	$253	$218
Realized gains(1)	10	18
Realized losses(1)	9	5
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were immaterial for the three months ended March 31, 2019 and 2018.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion Energy an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. As of March 31, 2019, the members hold the following membership interests: Dominion Energy, 48%; Duke, 47%; and Southern Company Gas, 5%.

Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of all three members plan to be customers of the pipeline under 20-year contracts. Atlantic Coast Pipeline is considered an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee. See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

Dominion Energy recorded contributions of $95 million and $78 million during the three months ended March 31, 2019 and 2018, respectively, to Atlantic Coast Pipeline. At March 31, 2019, Dominion Energy had $32 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $31 million and $46 million for the three months ended March 31, 2019 and 2018, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $11 million and $13 million at March 31, 2019 and December 31, 2018, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 17 for more information.

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

Blue Racer

In the first quarter of 2019, Dominion Energy received $151 million of additional consideration, including applicable interest, in connection with the sale of Dominion Energy’s 50% limited partnership interest in Blue Racer in December 2018, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Dominion Energy Gas

Iroquois

Dominion Energy Gas’ equity earnings totaled $6 million and $9 million for the three months ended March 31, 2019 and 2018, respectively. Dominion Energy Gas received distributions of $7 million for each of the three months ended March 31, 2019 and 2018.  At March 31, 2019 and December 31, 2018, the carrying amount of Dominion Energy Gas’ investment of $90 million and $91 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Virginia Power

Acquisition of Solar Projects

In February 2019, Virginia Power completed the acquisition of a solar development project in Virginia. The facility commenced commercial operations in April 2019, generating 20 MW, at a cost of $37 million, including the initial acquisition cost. Virginia Power anticipates claiming federal investment tax credits on this solar project.

In August 2018, Virginia Power entered into agreements to acquire two solar development projects in North Carolina and Virginia. The first acquisition is expected to close prior to the project commencing commercial operations, which is expected by the end of 2019, and cost approximately $120 million once constructed, including the initial acquisition cost. The second acquisition was completed in March 2019.  The project is expected to commence commercial operations by the end of 2020 and cost approximately $130 million once constructed, including the initial acquisition cost. The projects are expected to generate approximately 155 MW combined. Virginia Power anticipates claiming federal investment tax credits on these solar projects.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2019	December 31, 2018
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$117	$174
Deferred rate adjustment clause costs for Virginia electric utility(2)(3)	90	78
Deferred nuclear refueling outage costs(4)	70	69
Unrecovered NND Project costs(5)	138	—
PJM transmission rates(6)	64	45
Other	246	130
Regulatory assets-current	725	496
Deferred cost of fuel used in electric generation(1)	123	83
Unrecognized pension and other postretirement benefit costs(7)	1,521	1,497
Deferred rate adjustment clause costs for Virginia electric utility(2)(3)(8)	194	230
Deferred project costs for gas utilities(9)	440	335
PJM transmission rates(6)	174	192
Interest rate hedges(10)	563	184
AROs and related funding(11)	350	—
Cost of reacquired debt(12)(13)	203	3
Unrecovered NND Project costs(5)	2,607	—
Ash pond and landfill closure costs(14)	935	27
Other	465	125
Regulatory assets-noncurrent	7,575	2,676
Total regulatory assets	$8,300	$3,172
Regulatory liabilities:
Provision for future cost of removal and AROs(15)	$117	$117
Reserve for refunds and rate credits to electric utility customers(16)	137	71
Cost-of-service impact of 2017 Tax Reform Act(17)	93	104
Income taxes refundable through future rates(18)	127	—
Monetization of guarantee settlement(19)	67	—
Other	71	64
Regulatory liabilities-current	612	356
Income taxes refundable through future rates(18)	5,034	4,071
Provision for future cost of removal and AROs(15)	2,222	1,409
Nuclear decommissioning trust(20)	1,247	1,070
Monetization of guarantee settlement(19)	1,020	—
Reserve for refunds and rate credits to electric utility customers(16)	846	—
Overrecovered other postretirement benefit costs(21)	129	120
Other	301	170
Regulatory liabilities-noncurrent	10,799	6,840
Total regulatory liabilities	$11,411	$7,196

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
(2)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects, net of income taxes refundable from the 2017 Tax Reform Act for Virginia Power.  See Note 13 for more information.

(3)

As a result of actions from the Virginia Commission in the first quarter of 2019 regarding the ratemaking treatment of excess deferred taxes from the adoption of the 2017 Tax Reform Act for all existing rate adjustment clauses, Virginia Power recorded a $29 million ($22 million after-tax) charge in operating revenue in the Consolidated Statements of Income for amounts which are probable of being returned to customers.

(4)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(5)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 for more information.

(6)

Reflects amounts to be recovered through retail rates in Virginia for payments Virginia Power will make to PJM over a ten-year period ending 2028 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(7)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(8)	During the first quarter of 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax) to write-off the balance of a regulatory asset for which it is no longer seeking recovery.
(9)

Primarily reflects amounts expected to be collected from or owed to gas customers in Dominion Energy’s service territories associated with current and prospective rider projects, including CEP, PIR, and pipeline integrity management. See Note 13 for more information.

(10)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted average useful life of approximately 30 years.

(11)

Represents deferred depreciation and accretion expense related to legal obligations associated with the future retirement of property, plant and equipment, excluding amounts related to CCRs, for DESC and PSNC. The AROs primarily relate to nuclear decommissioning activities and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 106 years.

(12)

Cost of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 30 years as of March 31, 2019.

(13)

In March 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.2 billion, as discussed in Note 16. As a result of this transaction, Dominion Energy incurred costs, including write-off of unamortized discount, premium, and debt issuance costs, of $187 million.

(14)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCRs to an approved landfill or through recycling for beneficial reuse.  See Note 17 for additional information.

(15)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period in connection with the SCANA Merger Approval Order and Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers in Virginia. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 3 in this report for more information.

(17)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13 in this report for more information.

(18)

Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.

(19)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.  See Note 3 for additional information.

(20)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(21)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	March 31, 2019	December 31, 2018
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$112	$174
Deferred rate adjustment clause costs(2)(3)	90	78
Deferred nuclear refueling outage costs(4)	70	69
PJM transmission rates(5)	64	45
Other	51	58
Regulatory assets-current(6)	387	424
Deferred rate adjustment clause costs(2)(3)(7)	194	230
PJM transmission rates(5)	174	192
Interest rate hedges(8)	235	151
Deferred cost of fuel used in electric generation(1)	123	83
Ash pond and landfill closure costs(9)	935	27
Other	58	54
Regulatory assets-noncurrent	1,719	737
Total regulatory assets	$2,106	$1,161
Regulatory liabilities:
Provision for future cost of removal(10)	$92	$92
Cost-of-service impact of 2017 Tax Reform Act(11)	88	95
Reserve for rate credits to electric utility customers(12)	—	71
Income taxes refundable through future rates(13)	74	—
Other	27	41
Regulatory liabilities-current	281	299
Income taxes refundable through future rates(13)	2,500	2,579
Nuclear decommissioning trust(14)	1,247	1,070
Provision for future cost of removal(10)	959	940
Other	102	58
Regulatory liabilities-noncurrent	4,808	4,647
Total regulatory liabilities	$5,089	$4,946

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
(2)

Primarily reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects, net of income taxes refundable from the 2017 Tax Reform Act for Virginia Power.  See Note 13 for more information.

(3)   As a result of actions from the Virginia Commission in the first quarter of 2019 regarding the ratemaking treatment of excess deferred taxes from the adoption of the 2017 Tax Reform Act for all existing rate adjustment clauses, Virginia Power recorded a $29 million ($22 million after-tax) charge in operating revenue in the Consolidated Statements of Income for amounts which are probable of being returned to customers.

(4)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(5)   Reflects amounts to be recovered through retail rates in Virginia for payments Virginia Power will make to PJM over a ten-year period ending 2028 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(6)   Current regulatory assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.

(7)   During the first quarter of 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax) to write-off the balance of a regulatory asset for which it is no longer seeking recovery.

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted average useful life of approximately 21 years.

(9)   Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse.  See Note 17 for additional information.

(10)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at regulated electric generation and distribution operations. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13 in this report for more information.

(12)

Charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

(13)

Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.

(14)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

	March 31, 2019	December 31, 2018
(millions)
Dominion Energy Gas
Regulatory assets:
Deferred project costs(1)	$3	$18
PIPP(2)	5	—
Unrecovered gas costs(3)	—	9
Other	3	2
Regulatory assets-current(4)	11	29
Unrecognized pension and other postretirement benefit costs(5)	389	392
Deferred project costs(1)	366	334
Other	1	1
Regulatory assets-noncurrent(6)	756	727
Total regulatory assets	$767	$756
Regulatory liabilities:
Provision for future cost of removal and AROs(7)	$14	$14
PIPP(2)	—	3
Other	12	4
Regulatory liabilities-current(8)	26	21
Income taxes refundable through future rates(9)	1,002	1,011
Provision for future cost of removal and AROs(7)	161	158
Overrecovered other postretirement benefit costs(10)	98	92
Other	30	24
Regulatory liabilities-noncurrent	1,291	1,285
Total regulatory liabilities	$1,317	$1,306

(1)

Primarily reflects amounts expected to be collected from or owed to gas customers in East Ohio’s service territory associated with current and prospective rider projects, including CEP, PIR and pipeline integrity management. See Note 13 for more information.

(2)

Under PIPP, eligible customers can make reduced payments based on their ability to pay.  The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

(3)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with the applicable regulatory authority.
(4)	Current regulatory assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(5)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy Gas' rate-regulated subsidiaries.

(6)   Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

(7)

Rates charged to customers by Dominion Energy Gas' regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(8)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(9)

Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.

(10) Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At March 31, 2019, $1.5 billion of Dominion Energy's and $295 million of Virginia Power's regulatory assets represented past expenditures on which they do not currently earn a return. With the exception of the items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market based rate authority, sells electricity in the PJM wholesale market and to wholesale purchasers in Virginia and North Carolina. DESC sells electricity to wholesale purchasers in its balancing authority area under its electric cost based tariff and to wholesale purchasers outside of its balancing authority area under its market based rate authority. Dominion Energy’s merchant generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Connecticut, Tennessee, Georgia, California, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In January 2019, FERC issued an order denying PJM’s request to waive certain provisions of the PJM Tariff regarding the liquidation of a portfolio of FTRs owned by GreenHat who had defaulted on its financial obligations. As a result of FERC’s order, PJM is required to use the existing tariff provisions to liquidate GreenHat’s FTR portfolio and allocate the resulting costs to PJM members. In February 2019, PJM filed a request for clarification and rehearing with FERC. Also in February 2019, Virginia Power and certain other PJM members filed a request for rehearing with FERC. While the impacts of this order could be material to Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts.

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report which could have the potential to result in adjustments which could be material to Dominion Energy and Dominion Energy Gas’ results of operations.  In December 2017, DETI provided its response to the audit report. DETI reached resolution of certain matters with FERC in the fourth quarter of 2018. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the remaining finding and no amounts have been recognized.

2017 Tax Reform Act

Other than the items discussed below, which are pending or have been resolved during the period, there have been no changes to the 2017 Tax Reform Act matters discussed in Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

In January 2019, Virginia Power filed updated testimony in response to the Virginia Commission’s September 2018 order with a proposed annual revenue reduction of approximately $171 million. Additionally, Virginia Power proposed to issue a one-time bill credit to customers within 90 days of this effective date, to true-up the difference between the final revenue reduction for the period January 1, 2018 through March 31, 2019 and the $125 million interim rate reduction implemented on July 1, 2018. In March 2019, the Virginia Commission issued an order approving an annual revenue reduction of approximately $183 million effective April 2019 and ordering Virginia Power to implement the one-time customer credit, estimated to total approximately $135 million, on or before July 1, 2019.

In October 2018, the North Carolina Commission issued an order requesting companies file to reduce base rates expeditiously. Virginia Power made its compliance filing in October 2018 and submitted an annual base rate revenue decrease of approximately $14 million effective in early 2019. Virginia Power also proposed to issue a one-time bill credit in early 2019 for its 2018 tax savings collected provisionally from customers, which is estimated to be approximately $13 million. The order allowed for the disposition of excess deferred income taxes to be deferred for consideration until the utilities’ next base rate case, but no longer than 3 years, and initiated a quarterly reporting requirement for such deferred amounts. In March 2019, the North Carolina Commission issued an order approving Virginia Power’s  proposed annual base rate revenue decrease and one-time bill credit.

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. This matter is pending.

In October 2018, the Ohio Commission issued an order requiring rate-regulated utilities to file an application reflecting the impact of the 2017 Tax Reform Act on current rates by January 1, 2019. In December 2018, East Ohio filed its application proposing an approach to establishing rates and charges by and through which to return tax reform benefits to its customers.  This case is pending.

In March 2018, FERC announced actions to address the income tax allowance component of regulated entities’ cost-of-service rates as a result of the 2017 Tax Reform Act. FERC required all interstate natural gas pipelines to make a one-time informational filing with FERC on Form 501-G to provide financial information to allow FERC and other interested parties to analyze the impacts of the changes in tax law. The actions also included the reversal of FERC’s policy allowing master limited partnerships to recover an income tax allowance in cost-of-service rates and requiring other pass-through entities to justify the inclusion of an income tax allowance.

During 2018, Dominion Energy’s FERC-regulated pipelines, including those accounted for as equity method investments, filed the Form 501-G with FERC. Dominion Energy Overthrust Pipeline, LLC, White River Hub, Dominion Energy Questar Pipeline, DETI, DECG, Cove Point and Iroquois have reached resolution through a FERC waiver or FERC terminating the 501-G proceeding, or through settlement, which did not result in a material impact to results of operations, financial condition and/or cash flows of Dominion Energy or Dominion Energy Gas.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Virginia Regulation

Regulation Act

In March 2019, Virginia Power filed an application for the Virginia Commission to determine the general ROE for Virginia Power’s non-transmission rate adjustment clauses and for purposes of determining Virginia Power’s base rate earnings in the 2021 quadrennial review for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020. The application supported a 10.75% ROE for these rate adjustment clauses and quadrennial review period. This case is pending.

Solar Facility Projects

In July 2018, Virginia Power applied for approval of Rider US-3 associated with the Colonial Trail West and Spring Grove 1 solar projects with a proposed $10 million total revenue requirement for the rate year beginning March 1, 2019. In April 2019, the Virginia Commission approved the revenue requirement for the rate year beginning June 1, 2019.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In March 2019, Virginia Power requested approval of its fourth phase of conversions totaling $123 million. Virginia Power also proposed a total $52 million revenue requirement for the rate year beginning February 1, 2020 for continuing recovery of the previously approved phase conversions and the proposed fourth phase conversions. This matter is pending.

•

The Virginia Commission previously approved Riders C1A and C2A in connection with cost recovery for DSM programs. In October 2018, Virginia Power requested approval to implement ten new energy efficiency programs and one new demand-response DSM program for five years, subject to future extensions, with a $262 million cost cap, and proposed a total $49 million revenue requirement for the rate year beginning July 1, 2019, which represents an $18 million increase over the previous year. In May 2019, the Virginia Commission approved a total revenue requirement of $49 million, subject to true-up and established Rider C3A.

Electric Transmission Projects

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed.  The mandate making the U.S. Court of Appeals for the D.C. Circuit’s March order effective will not be issued until May 2019 at the earliest and may be revised based on the petitions for rehearing. This matter is pending.

Additional Virginia Power electric transmission projects approved or applied for in 2019 are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Partial rebuild of overhead transmission lines in Alleghany County, Virginia and Covington, Virginia	August 2018	April 2019	138 kV	5	$15
Rebuild and operate between Lanexa and the Northern Neck in Virginia	June 2018	February 2019	230 kV	3	30
Rebuild and operate the Glebe substation and relocate and operate in Arlington County, Virginia and the City of Alexandria, Virginia existing overhead line underground	March 2019	Pending	230 kV	<1	125
Rebuild and operate between Valley, Virginia and Mt. Storm, West Virginia	April 2019	Pending	500 kV	65	290

North Carolina Regulation

North Carolina Base Rate Case

In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $27 million effective November 1, 2019 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2020. The base rate increase was proposed to recover the significant investments in generation, transmission, and distribution infrastructure for the benefit of North Carolina customers.  Virginia Power presented an earned return of 7.52% based upon a fully-adjusted test period, compared to its authorized 9.90% return, and proposed a 10.75% ROE.  This case is pending.

South Carolina Regulation

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2019, DESC filed an application with the South Carolina Commission seeking approval to recover $30 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2019, the South Carolina Commission approved the request for the rate year beginning with the first billing cycle of May 2019.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2019, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery for 2018 costs. The filing reflects a gross plant investment for 2018 of $202 million, cumulative gross plant investment of $1.6 billion and a revenue requirement of $190 million.

AMR Program

In 2007, East Ohio began installing automated meter reading technology for its 1.2 million customers in Ohio. In April 2019, the Ohio Commission approved East Ohio’s application to adjust the AMR cost recovery for 2018 costs. The filing reflects a revenue requirement of $4 million.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its pipeline system and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation.  In May 2019, East Ohio filed an application for an alternative rate plan to establish a CEP rider to recover existing CEP-related deferrals and to establish an ongoing recovery mechanism for future deferrals.  The filing reflects cumulative gross plant investment of $723 million through 2018 and a revenue requirement of $83 million. This matter is pending.

Utah and Wyoming Regulation

In April 2019, Questar Gas filed a request with the Utah Commission for pre-approval to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day. This pre-approval process allows Questar Gas to receive a prudency determination from the Utah Commission before making a capital investment in the facility. Under the pre-approval statute, the Utah Commission has 180 days to make a prudency determination.  This matter is pending.

FERC – Gas

In February 2019, Cove Point submitted its annual electric power cost adjustment to FERC requesting approval to recover $24 million. FERC approved the adjustment in March 2019.

Note 14. Leases

At March 31, 2019, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

March 31, 2019
(millions)
Dominion Energy
Lease assets:
Operating lease assets	$486
Finance lease assets(1)	79
Total lease assets	$565
Lease liabilities:
Operating lease liabilities(2)	$62
Finance lease liabilities(3)	14
Total lease liabilities - current	76
Operating lease liabilities	418
Finance lease liabilities(4)	66
Total lease liabilities - noncurrent	484
Total lease liabilities	$560
Virginia Power
Operating lease assets	$202
Finance lease assets(1)	8
Total lease assets	$210
Lease liabilities:
Operating lease liabilities(2)	$33
Finance lease liabilities(3)	2
Total lease liabilities - current	35
Operating lease liabilities	169
Finance lease liabilities(4)	5
Total lease liabilities - noncurrent	174
Total lease liabilities	$209
Dominion Energy Gas
Operating lease assets	$63
Finance lease assets(1)	3
Total lease assets	$66
Lease liabilities:
Operating lease liabilities(2)	$12
Finance lease liabilities(3)	1
Total lease liabilities - current	13
Operating lease liabilities	49
Finance lease liabilities(4)	3
Total lease liabilities - noncurrent	52
Total lease liabilities	$65
(1)

Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $29 million, $2 million and $1 million of accumulated amortization at Dominion Energy, Virginia Power and Dominion Energy Gas, respectively, at March 31, 2019.

(2)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(3)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(4)	Included in long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheet at March 31, 2019 includes property, plant and equipment and accumulated depreciation of $2.8 billion and $294 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

For the three months ended March 31, 2019, total lease cost associated with the Companies’ lessee leasing arrangements consisted of the following:

Three Months Ended March 31, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$3
Interest	1
Operating lease cost	25
Short-term lease cost	6
Variable lease cost	2
Total lease cost	$37
Virginia Power
Operating lease cost	$10
Short-term lease cost	2
Variable lease cost	1
Total lease cost	$13
Dominion Energy Gas
Operating lease cost	$4
Short-term lease cost	1
Total lease cost	$5

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$1
Operating cash flows for operating leases	32
Financing cash flows for finance leases	3
Virginia Power
Operating cash flows for operating leases	13
Dominion Energy Gas
Operating cash flows for operating leases	5

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statement of Income for the three months ended March 31, 2019 includes $29 million and $23 million of rental revenue and depreciation expense, included in operating revenue and depreciation, depletion and amortization, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At March 31, 2019, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

March 31, 2019
Dominion Energy
Weighted average remaining lease term - finance leases	7 years
Weighted average remaining lease term - operating leases	21 years
Weighted average discount rate - finance leases	4.66%
Weighted average discount rate - operating leases	4.61%
Virginia Power
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	16 years
Weighted average discount rate - finance leases	4.99%
Weighted average discount rate - operating leases	4.47%
Dominion Energy Gas
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	9 years
Weighted average discount rate - finance leases	5.04%
Weighted average discount rate - operating leases	4.44%

The Companies’ lease liabilities have the following scheduled maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power		Dominion Energy Gas
(millions)	Operating	Finance	Operating	Finance	Operating	Finance
2019	$54	$14	$30	$2	$11	$1
2020	66	16	36	1	13	1
2021	58	14	31	1	11	1
2022	49	12	24	1	9	1
2023	39	9	19	1	6	-
After 2023	532	33	162	2	24	1
Total undiscounted lease payments	798	98	302	8	74	5
Present value adjustment	(318)	(18)	(100)	(1)	(13)	(1)
Present value of lease liabilities	$480	$80	$202	$7	$61	$4

Future Leasing Arrangement

In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $365 million, to fund the estimated project costs. The project is expected to be substantially completed in the second quarter of 2019. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $310 million at March 31, 2019. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 89.9% of the then funded amount. For specific full recourse events, Dominion Energy could be required to pay up to 100% of the then funded amount.

The five-year lease term will commence once construction is substantially complete and the facility is able to be occupied. Upon its commencement, the lease for the facility will be classified as a finance lease. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Dominion Energy

At March 31, 2019 and December 31, 2018, Dominion Energy’s securities due within one year includes $29 million and $31 million, respectively, and long-term debt includes $301 million and $299 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power has long-term power and capacity contracts with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. Virginia Power is not subject to any risk of loss from this potential VIE other than its remaining purchase commitments which totaled $159 million as of March 31, 2019. Virginia Power paid $13 million and $13 million for electric capacity and $1 million and $5 million for electric energy to the non-utility generator in the three months ended March 31, 2019 and 2018, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $89 million and $35 million for the three months ended March 31, 2019 and $89 million and $32 million for the three months ended March 31, 2018, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $22 million and $11 million, respectively, at March 31, 2019, and $107 million and $46 million, respectively, at December 31, 2018, recorded in payables to affiliates.

Note 16. Significant Financing Transactions

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

Dominion Energy

At March 31, 2019, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,393	$90	$3,517
(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility with a maturity date in June 2020 which allows Dominion Energy to issue up to approximately $21 million in letters of credit. At March 31, 2019, Dominion Energy had $21 million in letters of credit outstanding under this agreement.

In March 2019, DESC’s existing $700 million credit facility was terminated and DESC was added as a borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. At March 31, 2019, the sub-limit for DESC was $500 million.

South Carolina Fuel Company, Inc.’s existing credit facility was terminated in February 2019. SCANA and PSNC’s existing credit facilities were terminated in March 2019. Liquidity needs for these entities may be satisfied through short-term intercompany borrowings from Dominion Energy.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At March 31, 2019, no amounts were outstanding under either of these facilities.

In February 2019, Dominion Energy Midstream terminated its $500 million revolving credit facility subsequent to repaying the outstanding balance of $73 million, plus accrued interest.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2019, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$595	$16
(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At March 31, 2019, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2019, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$280	$—
(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Questar Gas and DESC. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At March 31, 2019, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2019, Dominion Energy Midstream repaid its $300 million variable rate term loan agreement due in December 2019 at the principal outstanding plus accrued interest.

In February and March 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.2 billion pursuant to tender offers. Also in March 2019, SCANA purchased certain of its medium term notes having an aggregate purchase price of $300 million pursuant to a tender offer. Both DESC tender offers and the SCANA tender offer expired in the first quarter of 2019.

In March 2019, Dominion Energy issued $400 million of 4.60% senior notes that mature in 2049.

In March 2019, Dominion Energy issued an additional $200 million of its 4.25% senior notes that mature in 2028.

In April 2019, Virginia Power provided notice to redeem its $40 million 5.0% Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue Bonds, Series 2009A, due in 2023. At March 31, 2019, the bonds were included in securities due within one year in the Consolidated Balance Sheets. The bonds were redeemed in May 2019 at the principal outstanding plus accrued interest.

Noncontrolling Interest in Dominion Energy Midstream

In January 2019, Dominion Energy and Dominion Energy Midstream closed on an agreement and plan of merger pursuant to which Dominion Energy acquired each outstanding common unit representing limited partner interests in Dominion Energy Midstream not already owned by Dominion Energy through the issuance of 22.5 million shares of common stock valued at $1.6 billion. Under the terms of the agreement and plan of merger, each publicly held outstanding common unit representing limited partner interests in Dominion Energy Midstream was converted into the right to receive 0.2492 shares of Dominion Energy common stock. Immediately prior to the closing, each Series A Preferred Unit representing limited partner interests in Dominion Energy Midstream was converted into common units representing limited partner interests in Dominion Energy Midstream in accordance with the terms of Dominion Energy Midstream’s partnership agreement. The merger was accounted for by Dominion Energy following the guidance for a change in a parent company’s ownership interest in a consolidated subsidiary. Because Dominion Energy controls Dominion Energy Midstream both before and after the merger, the changes in Dominion Energy’s ownership interest in Dominion Energy Midstream were accounted for as an equity transaction and no gain or loss was recognized. In connection with the merger, Dominion Energy recognized $40 million of income taxes in equity primarily attributable to establishing additional regulatory liabilities related to excess deferred income taxes and changes in state income taxes.

Issuance of Common Stock

See Note 3 to the Consolidated Financial Statements for information on the issuance of Dominion Energy common stock in January 2019 in connection with the SCANA Combination. Also in January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of common stock as noted above.

At-the-Market Program

Dominion Energy has an at-the-market program pursuant to which it may offer common stock as discussed in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. In the first quarter of 2019, Dominion Energy issued 2.1 million shares and received cash proceeds of $154 million, net of fees and commissions paid of $2 million. Following these issuances, Dominion Energy has the ability to issue $645 million of securities under its existing at-the-market program.

Note 17. Commitments and Contingencies

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

In June 2017, the DOE issued an order to PJM to direct Virginia Power to operate Yorktown power station’s Units 1 and 2 as needed to avoid reliability issues on the Virginia Peninsula. The order was effective for 90 days and can be reissued upon PJM’s request, if necessary, until required electricity transmission upgrades are completed. Beginning in August 2017, PJM filed requests for 90-day renewals of the DOE order. The most recent order expired in March 2019 and Units 1 and 2 were retired.

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

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75-ppb to 70-ppb. To comply with this standard, in April 2016 Virginia Power submitted the NOX Reasonable Available Control Technology analysis for Unit 5 at Possum Point power station. In December 2016, the VDEQ determined that NOX reductions are required on Unit 5. In October 2017, Virginia Power proposed to install NOX controls by mid-2019 with an expected cost in the range of $25 million to $35 million. In April 2018, Virginia Power submitted an application with the VDEQ containing an alternative plan for compliance in lieu of installing NOX controls on Unit 5 at Possum Point. The alternative plan includes operating restrictions during the ozone season through 2021 while allowing for continued operation to meet PJM capacity commitments and calls for the permanent retirement of the unit by 2021. In January 2019, the VDEQ issued a state operating permit that requires either the installation and operation of selective non-catalytic NOX reduction technology by June 2019 or for Virginia Power to enter into an agreement with the VDEQ by June 2019 committing to retiring the unit by June 2021 with ozone season operating restrictions in the interim. In March 2019, Virginia Power entered into an agreement with the VDEQ to retire Unit 5 by 2021. In addition, Virginia Power placed two natural gas-fired units at the facility into cold reserve in December 2018. In March 2019, Virginia Power permanently retired these units. See Note 2 for more information.

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

GHG Regulation

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of CO2 equivalent emissions under which a source would not be required to apply BACT for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, the Companies cannot predict the impact to their results of operations, financial condition and/or cash flows.

In addition, the EPA continues to evaluate its policy regarding the consideration of CO2 emissions from biomass projects when determining whether a stationary source meets the PSD and Title V applicability thresholds, including those for the application of BACT. It is unclear how the final policy will affect Virginia Power’s Altavista, Hopewell and Southampton power stations which were converted from coal to biomass under the prior biomass deferral policy; however, the expenditures to comply with any new requirements could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 14 and eight facilities, respectively, that may be subject to the final regulations. Dominion Energy anticipates that it will have to install impingement control technologies at certain of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the U.S.’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations remains December 2023. The EPA is proposing to complete new rulemaking for these waste streams. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

From time to time, Dominion Energy, Virginia Power or Dominion Energy Gas may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion Energy, Virginia Power or Dominion Energy Gas may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. The Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

Dominion Energy has determined that it is associated with 22 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Energy Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion Energy is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. In addition, a Virginia Power site has been accepted into a state-based voluntary remediation program. In June 2018, Virginia Power submitted a proposed remedial action plan to remove material from this site at an estimated cost of $18 million. Pending VDEQ approval, Virginia Power expects to begin remedial work at this site in mid-2019. As a result, in June 2018, Virginia Power recorded a charge of $16 million ($12 million after-tax) in other operations and maintenance expense in the Consolidated Statements of Income. The four sites Dominion Energy acquired in the SCANA Combination associated with DESC are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. Dominion Energy anticipates that activities at these sites will continue through 2020 at an estimated cost of $10 million. In September 2018, DESC submitted an updated remediation work plan at one site to SCDHEC, which if approved, would increase costs by approximately $8 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings to which SCANA or DESC were a party to at closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against SCANA and DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material.

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). In September 2018, the court certified this case as a class action. The plaintiffs allege, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. The plaintiffs sought a declaratory judgment that DESC may not charge its customers for any past or continuing costs of the NND Project, sought to have SCANA and DESC’s assets frozen and all monies recovered from Toshiba Corporation and other sources be placed in a constructive trust for the benefit of ratepayers and sought specific performance of the alleged implied contract to construct the NND Project.

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court has scheduled a fairness hearing on the settlement in May 2019. Any distribution from the escrow account is subject to court approval. As a result, in the first quarter of 2019, Dominion Energy recorded a charge of $169 million ($126 million after-tax) charge, reflected in impairment of assets and other charges in the Consolidated Statements of Income.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina. The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Shareholder Derivative Actions

In September 2017, a purported shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. The defendants have filed a motion to dismiss the consolidated action in favor of the pending federal derivative action. In February 2019, one action was voluntarily dismissed. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

In November 2017, a purported shareholder derivative action was filed against SCANA and certain former executive officers and directors in the U.S. District Court of the District of South Carolina. Another purported shareholder derivative action was filed in the same court against nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint. The plaintiffs allege, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the NND Project, failing to maintain proper internal controls, failing to properly oversee and manage SCANA and that the individual defendants were unjustly enriched in their compensation. In June 2018, the court denied the defendants’ motions to dismiss and in October 2018, the court denied SCANA’s motion to stay all proceedings pending investigation by a Special Litigation Committee, with leave to refile after the SCANA Merger Approval Order was issued. The plaintiffs have agreed to a stay of this action on the condition that defendants file a motion for judgment on the pleadings, which was filed in January 2019. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Merger Actions

In January 2018, a purported class action was filed against SCANA, Dominion Energy and certain former executive officers and directors of SCANA in the State Court of Common Pleas in Lexington County, South Carolina (the City of Warren Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina, and filed a Motion to Dismiss in March 2018. In June 2018, the case was remanded back to the State Court of Common Pleas in Lexington County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal has been consolidated with a similar appeal in the Metzler lawsuit discussed below and remains pending. In October 2018, the U.S. District Court for the District of South Carolina granted Dominion Energy’s motion to stay pending appeal. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

In February 2018, a purported class action was filed against certain former directors of SCANA and DESC and Dominion Energy in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The allegations made and the relief sought by the plaintiffs are substantially similar to that described for the City of Warren Lawsuit. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina, and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal has been consolidated with the City of Warren Lawsuit. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Federal Court 10b-5

In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs allege, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act.  In June 2018, the defendants filed motions to dismiss. In March 2019, the U.S. District Court for the District of South Carolina granted in part and denied in part the defendants’ motions to dismiss. This case is pending. Dominion Energy cannot currently estimate the financial statement impacts of this matter, but there could be a material impact to its results of operations, financial condition and/or cash flows.

Employment Class Action and Indemnification

In July 2018, a case filed in the U.S. District Court for the District of South Carolina was certified as a class action on behalf of persons who were formerly employed at the NND Project. The plaintiffs allege, among other things, that SCANA, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $75 million. DESC as co-owner of the NND Project would have a 55% proportional share in any damages owed upon the ultimate outcome. The ultimate loss could rise due to the Fluor defendants seeking indemnification from DESC.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. These cases are pending.

FILOT Litigation and Related Matters

In November 2017, Fairfield County filed a complaint and a motion for temporary injunction against DESC in the State Court of Common Pleas in Fairfield County, South Carolina, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied duty of good faith and fair dealing and unfair trade practices related to DESC’s termination of the FILOT agreement between DESC and Fairfield County related to the NND Project. The plaintiff sought a temporary and permanent injunction to prevent DESC from terminating the FILOT agreement. The plaintiff withdrew the motion for temporary injunction in December 2017. Dominion Energy is currently unable to make an estimate of the potential impacts to its consolidated financial statements related to this matter. This case is pending.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. DESC has protested the proposed assessment, which remains pending, and recorded a $20 million liability in its Consolidated Balance Sheet as of March 31, 2019.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests; however, Dominion Energy cannot currently predict whether or to what extent SCANA or DESC may incur a material liability.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. Dominion Energy cannot determine the outcome or timing of this matter.

Abandoned NND Project

DESC, for itself and as agent for Santee Cooper, entered into an engineering, construction and procurement contract with Westinghouse and WECTEC in 2008 for the design and construction of the NND Project, of which DESC’s ownership share is 55%. Various difficulties were encountered in connection with the project. The ability of Westinghouse and WECTEC to adhere to established budgets and construction schedules was affected by many variables, including unanticipated difficulties encountered in connection with project engineering and the construction of project components, constrained financial resources of the contractors, regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected time frames, the availability of labor and materials at estimated costs and the efficiency of project labor. There were also contractor and supplier performance issues, difficulties in timely meeting critical regulatory requirements, contract disputes, and changes in key contractors or subcontractors. These matters preceded the filing for bankruptcy protection by Westinghouse and WECTEC in March 2017, and were the subject of comprehensive analyses performed by SCANA and Santee Cooper.

Based on the results of SCANA’s analysis, and in light of Santee Cooper's decision to suspend construction on the NND Project, in July 2017, SCANA determined to stop the construction of the units and to pursue recovery of costs incurred in connection with the construction under the abandonment provisions of the Base Load Review Act or through other means. This decision by SCANA became the focus of numerous legislative, regulatory and legal proceedings. Some of these proceedings remain unresolved and are described above.

In September 2017, DESC, for itself and as agent for Santee Cooper, filed with the Bankruptcy Court Proofs of Claim for unliquidated damages against each of Westinghouse and WECTEC. These Proofs of Claim were based upon the anticipatory repudiation and material breach by Westinghouse and WECTEC of the contract, and assert against Westinghouse and WECTEC any and all claims that are based thereon or that may be related thereto. DESC and Santee Cooper remain responsible for any claims that may be made by Westinghouse and WECTEC against them relating to the contract.

Westinghouse’s reorganization plan was confirmed by the Bankruptcy Court and became effective in August 2018. In connection with the effectiveness of the reorganization plan, the contract associated with the NND Project was deemed rejected. DESC is contesting approximately $285 million of filed liens in Fairfield County, South Carolina. Most of these asserted liens are claims that relate to work performed by Westinghouse subcontractors before the Westinghouse bankruptcy, although some of them are claims arising from work performed after the Westinghouse bankruptcy.

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

DESC and Santee Cooper are responsible for amounts owed to Westinghouse for valid work performed by Westinghouse subcontractors on the NND Project after the Westinghouse bankruptcy filing until termination of the interim assessment agreement. DESC does not believe that the claims asserted related to the interim assessment agreement period will exceed the amounts previously funded, whether relating to claims already paid or those remaining to be paid. DESC intends to oppose any previously unasserted claim that is asserted against it, whether directly or indirectly by a claim through the interim assessment agreement. To the extent any such claim is determined to be valid, DESC may be responsible for paying its 55% share thereof.

Further, some Westinghouse subcontractors who have made claims against Westinghouse in the bankruptcy proceeding also filed against DESC and Santee Cooper in South Carolina state court for damages. Many of these claimants have also asserted construction liens against the NND Project site. DESC also intends to oppose these claims and liens. With respect to claims of Westinghouse Subcontractors, DESC believes there were sufficient amounts previously funded during the interim assessment agreement period to pay such validly asserted claims. With respect to the Westinghouse subcontractor claims which relate to other periods, DESC understands that such claims will be paid pursuant to Westinghouse’s confirmed bankruptcy reorganization plan. DESC further understands that the amounts paid under the plan may satisfy such claims in full.  Therefore, DESC believes that the Westinghouse subcontractors may be paid substantially (and potentially in full) by Westinghouse. While Dominion Energy cannot be assured that it will not have any exposure on account of unpaid Westinghouse subcontractor claims, which DESC is presently disputing, Dominion Energy believes it is unlikely that it will be required to make payments on account of such claims. To the extent any such claim is determined to be valid, DESC may be responsible for paying its 55% share thereof.

Appalachian Gateway

Gas Producers Litigation

In connection with the Appalachian Gateway project, Dominion Energy Field Services, Inc. entered into contracts for firm purchase rights with a group of small gas producers. In June 2016, the gas producers filed a complaint in the Circuit Court of Marshall County, West Virginia against Dominion Energy, DETI and Dominion Energy Field Services, Inc., among other defendants, claiming that the contracts are unenforceable and seeking compensatory and punitive damages. During the third quarter of 2016, Dominion Energy, DETI and Dominion Energy Field Services, Inc. were served with the complaint. Also in the third quarter of 2016, Dominion Energy and DETI, with the consent of the other defendants, removed the case to the U.S. District Court for the Northern District of West Virginia. In October 2016, the defendants filed a motion to dismiss and the plaintiffs filed a motion to remand. In February 2017, the U.S. District Court entered an order remanding the matter to the Circuit Court of Marshall County, West Virginia. In March 2017, Dominion Energy was voluntarily dismissed from the case; however, DETI and Dominion Energy Field Services, Inc. remained parties to the matter.  In April 2017, the case was transferred to the Business Court Division of West Virginia. In January 2018, the court granted the motion to dismiss filed by the defendants on two counts. In 2019, all claims were settled between Dominion Energy Field Services, Inc. and the gas producers, and all claims against DETI and Dominion Energy Field Services, Inc. were dismissed with no material impact to Dominion Energy or Dominion Energy Gas’ results of operations, financial condition or cash flows.

Ash Pond and Landfill Closure Costs

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

In April 2017, the Governor of Virginia signed legislation into law that placed a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018.  The law also required Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety.  Virginia Power completed the assessments and provided the report on December 1, 2017.  In April 2018, the Governor of Virginia signed legislation into law extending the existing permit moratorium until July 2019. The legislation also required Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. The coal ash recycling business plan was submitted to the legislature in November 2018. The extended moratorium does not apply to a permit required for an impoundment where CCRs have already been removed and placed in another impoundment on-site, are being removed from an impoundment, or are being processed in connection with a recycling or beneficial use project.

In March 2019, the Governor of Virginia signed into law legislation which requires any CCR unit located at Virginia Power’s Bremo, Chesapeake, Chesterfield or Possum Point power stations that stop accepting CCR prior to July 2019 be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. The legislation further requires that at least 6.8 million cubic yards of CCR be beneficially reused and that costs associated with the closure of these CCR units be recoverable through a rate adjustment clause approved by the Virginia Commission with a revenue requirement that cannot exceed $225 million in any 12-month period. In connection with this legislation, Virginia Power recorded a $2.4 billion ARO related to the cost of landfills and beneficial reuse, with an offsetting increase to property, plant and equipment of $1.3 billion for the Chesterfield power station and an increase primarily to regulatory assets for the remaining portion related to the Bremo, Chesapeake and Possum Point power stations. In addition, Virginia Power revised its estimated cash flows for the existing ARO related to future ash pond and landfill closure costs, which resulted in a decrease of $202 million and a corresponding $113 million ($84 million after-tax) benefit in other operations and maintenance expense in the Consolidated Statement of Income. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

FERC

FERC staff in the Office of Enforcement, Division of Investigations, conducted a non-public investigation of Virginia Power's offers of combustion turbines generators into the PJM day-ahead markets from April 2010 through September 2014. FERC staff notified Virginia Power of its preliminary findings relating to Virginia Power's alleged violation of FERC's rules in connection with these activities. Virginia Power provided its response to FERC staff's preliminary findings letter explaining why Virginia Power's conduct was lawful and refuting any allegation of wrongdoing. This matter is pending. Virginia Power’s Consolidated Balance Sheet as of March 31, 2019 includes a $14 million liability.

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

Nuclear Operations

Spent Nuclear Fuel

As discussed in Notes 3 and 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Dominion Energy, Virginia Power and DESC entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred for the period January 1, 2014 through December 31, 2017. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. This matter is pending.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of March 31, 2019, Atlantic Coast Pipeline has borrowed $1.6 billion against the revolving credit facility and borrowed an additional $47 million in the second quarter of 2019. Dominion Energy’s Consolidated Balance Sheets include a liability of $19 million and $21 million associated with this guarantee agreement at March 31, 2019 and December 31, 2018, respectively.

In addition, at March 31, 2019, Dominion Energy had issued an additional $48 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At March 31, 2019, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,334
Nuclear obligations(2)	180
Cove Point(3)	1,900
Solar(4)	659
Other(5)	426
Total(6)	$5,499
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

(6)

Excludes Dominion Energy's guarantee for the construction of the new corporate office property discussed in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Additionally, at March 31, 2019, Dominion Energy had purchased $175 million of surety bonds, including $72 million at Virginia Power and $25 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $90 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

At March 31, 2019, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $184 million. Of this amount, investment grade counterparties, including those internally rated, represented 63%. No single counterparty, whether investment grade or non-investment grade, exceeded $36 million of exposure. At March 31, 2019, Virginia Power’s exposure related to wholesale customers totaled $74 million. Of this amount, investment grade counterparties, including those internally rated, represented 23%. No single counterparty, whether investment grade or non-investment grade, exceeded $29 million of exposure. At March 31, 2019, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled $2 million. Of this amount, investment grade counterparties, including those internally rated, represented 65%. No single counterparty, whether investment grade or non-investment grade, exceeded $1 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2019 and December 31, 2018, Dominion Energy would have been required to post less than $1 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at March 31, 2019 or December 31, 2018 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was immaterial at both March 31, 2019 and December 31, 2018, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were immaterial as of March 31, 2019 and December 31, 2018. See Note 9 for further information about derivative instruments.

Note 19. Related-Party Transactions

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were both $6 million. At December 31, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $26 million and $10 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At March 31, 2019 and December 31, 2018, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $661 million and $632 million, respectively.  At March 31, 2019 and December 31, 2018, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $265 million and $254 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended March 31,
	2019	2018
(millions)
Commodity purchases from affiliates	$272	$398
Services provided by affiliates(1)	119	120
Services provided to affiliates	6	6
(1)	Includes capitalized expenditures of $33 million and $37 million for the three months ended March 31, 2019 and 2018, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $24 million and $224 million in short-term demand note borrowings from Dominion Energy as of March 31, 2019 and December 31, 2018, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2019 and December 31, 2018. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three months ended March 31, 2019 and 2018.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2019 and 2018.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of March 31, 2019 and December 31, 2018, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At March 31, 2019 and December 31, 2018, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $782 million and $772 million, respectively. At March 31, 2019 and December 31, 2018, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $15 million and $14 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended March 31,
	2019	2018
(millions)
Sales of natural gas and transportation and storage services to affiliates	$15	$18
Purchases of natural gas from affiliates	3	3
Services provided by related parties(1)	35	33
Services provided to related parties(2)	37	52
(1)	Includes capitalized expenditures of $5 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	March 31, 2019	December 31, 2018
(millions)
Other receivables(1)	$11	$13
Customer receivables from related parties	—	1
Imbalances receivable from affiliates	1	1
Imbalances payable to affiliates(2)	3	13
Affiliated notes receivable(3)	15	16
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy were $47 million and $218 million as of March 31, 2019 and December 31, 2018, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were immaterial for the three months ended March 31, 2019 and 2018.

Note 20. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended March 31,
Service cost	$40	$39	$7	$7
Interest cost	101	84	17	14
Expected return on plan assets	(177)	(165)	(33)	(36)
Amortization of prior service credit	—	—	(13)	(13)
Amortization of net actuarial loss	39	48	4	3
Settlements	2	—	—	—
Net periodic benefit cost (credit)	$5	$6	$(18)	$(25)

Voluntary Retirement Program

In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. The Companies expect to incur a charge in the second quarter of 2019 as determinations are made concerning the number of employees that elect to participate in the program.  The voluntary retirement program will not compromise safety or the Companies’ ability to comply with applicable laws and regulations. While the Companies are unable to estimate the amount, it could be material to the Companies’ results of operations and financial condition.

Employer Contributions

During the three months ended March 31, 2019, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to contribute approximately $21 million and $12 million to its defined benefit pension plans and other postretirement benefit plans through VEBAs, respectively, during the remainder of 2019.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. See Note 19 for more information.

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended March 31,
Service cost	$4	$4	$1	$1
Interest cost	8	7	3	3
Expected return on plan assets	(39)	(37)	(7)	(8)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	5	5	1	1
Net periodic benefit credit	$(22)	$(21)	$(3)	$(4)

Employer Contributions

During the three months ended March 31, 2019, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2019.

Note 21. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power	Dominion Energy Gas
Power Delivery	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
Power Generation	Regulated electric generation fleet	X	X
	Merchant electric generation fleet	X
Gas Infrastructure	Gas transmission and storage	X		X
	Gas distribution and storage	X		X
	Gas gathering and processing	X		X
	LNG terminalling and storage	X
	Nonregulated retail energy marketing	X
Southeast Energy	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Gas distribution and storage	X
	Nonregulated retail energy marketing	X

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

In the three months ended March 31, 2019, Dominion Energy reported after-tax net expenses of $1.6 billion for specific items in the Corporate and Other segment, with $1.4 billion of net expenses attributable to its operating segments. In the three months ended March 31, 2018, Dominion Energy reported after-tax net expenses of $238 million for specific items in the Corporate and Other segment, with $218 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, attributable to Southeast Energy;

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Power Generation; and

•

A $198 million tax charge for $264 million of income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, attributable to Southeast Energy;

•	A $169 million ($127 million after-tax) charge for a settlement agreement of a DESC ratepayer class action lawsuit, attributable to Southeast Energy;

•	A $160 million ($119 million after-tax) charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure, attributable to Power Delivery;

•	$106 million ($81 million after-tax) of merger and integration-related costs associated with the SCANA Combination, attributable to Southeast Energy; and

•

A $105 million ($79 million after-tax) charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, attributable to Southeast Energy; partially offset by

•	A $253 million ($189 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to Power Generation; and

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Power Generation.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).
•	A $43 million ($32 million after-tax) loss on investments held in nuclear decommissioning trust funds, attributable to Power Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Southeast Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2019
Total revenue from external customers	$598	$1,745	$1,373	$1,182	$(1,040)	$—	$3,858
Intersegment revenue	6	4	26	—	184	(220)	—
Total operating revenue	604	1,749	1,399	1,182	(856)	(220)	3,858
Net income (loss) attributable to Dominion Energy	155	308	359	132	(1,634)	—	(680)
Three Months Ended March 31, 2018
Total revenue from external customers	$563	$1,860	$1,222		$(207)	$28	$3,466
Intersegment revenue	6	2	6		175	(189)	—
Total operating revenue	569	1,862	1,228		(32)	(161)	3,466
Net income (loss) attributable to Dominion Energy	156	348	327		(328)	—	503

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

In the three months ended March 31, 2019, Virginia Power reported after-tax net expenses of $344 million for specific items in the Corporate and Other segment, with $324 million of net expenses attributable to its operating segments. In the three months ended March 31, 2018, Virginia Power reported after-tax net expenses of $197 million for specific items in the Corporate and Other segment, with $189 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities, attributable to Power Generation;

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure, attributable to Power Delivery; and

•	A $29 million ($22 million after-tax) charge related to a portion of rate adjustment clauses for excess deferred taxes which are probable of being returned to customers, attributable to:

•	Power Generation ($19 million after-tax); and

•	Power Delivery ($3 million after-tax), partially offset by

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Power Generation.

The net expense for specific items attributable to Virginia Power’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).

•	A $31 million ($23 million after-tax) charge for storm damage and service restoration costs associated with Winter Storm Riley affecting its Virginia service territory, attributable to Power Delivery.

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2019
Operating revenue	$598	$1,396	$(29)	$1,965
Net income (loss)	154	204	(338)	20
Three Months Ended March 31, 2018
Operating revenue	$563	$1,400	$(215)	$1,748
Net income (loss)	154	222	(192)	184

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

In both the three months ended March 31, 2019 and 2018, Dominion Energy Gas reported an immaterial amount of specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2019
Operating revenue	$511	$—	$511
Net income (loss)	119	(3)	116
Three Months Ended March 31, 2018
Operating revenue	$526	$—	$526
Net income (loss)	167	(1)	166

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

•	Competition in the development, construction and ownership of certain electric transmission facilities in Dominion Energy and Virginia Power’s service territory in connection with Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2019, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2019	2018	$ Change
(millions, except EPS)
First Quarter
Net income (loss) attributable to Dominion Energy	$(680)	$503	$(1,183)
Diluted EPS	(0.86)	0.77	(1.63)

Overview

First Quarter 2019 vs. 2018

Net income attributable to Dominion Energy decreased $1.2 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, a settlement agreement of a DESC ratepayer class action lawsuit and the planned early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure. These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds and the absence of a charge associated with Virginia legislation enacted in March 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2019	2018	$ Change
(millions)
Operating revenue	$3,858	$3,466	$392
Electric fuel and other energy-related purchases	791	744	47
Purchased electric capacity	39	14	25
Purchased gas	730	340	390
Net revenue	2,298	2,368	(70)
Other operations and maintenance	1,002	795	207
Depreciation, depletion and amortization	651	498	153
Other taxes	292	199	93
Impairment of assets and other charges	835	1	834
Other income	388	100	288
Interest and related charges	469	314	155
Income tax expense	114	135	(21)
Noncontrolling interests	3	23	(20)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2019 vs. 2018

Net revenue decreased 3%, primarily reflecting:

•

A $390 million net decrease from the SCANA Combination, due to a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, partially offset by operations acquired ($617 million);

•	A $47 million decrease from the absence of certain merchant generation facilities sold in 2018;

•	A $33 million decrease in sales to Virginia Power retail customers from a decrease in heating degree days;

•	A $16 million decrease due to the annual PJM capacity performance market effective June 2018; and

•	A $15 million decrease in services performed for Atlantic Coast Pipeline.

These decreases were partially offset by:

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers; and
•

A $194 million increase due to commencement of commercial operations of the Liquefaction Facility, including terminalling services provided to the export customers ($174 million) and regulated gas transportation contracts to serve the export customers ($21 million).

Other operations and maintenance increased 26%, primarily reflecting:

•	A $184 million increase from the operations acquired in the SCANA Combination;
•	Merger and integration-related costs associated with the SCANA Combination ($111 million);
•	The absence of gains related to agreements to convey shale development rights under natural gas storage fields ($44 million); and
•

A $20 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the export customers; partially offset by

•	A benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million);
•	A $25 million decrease in storm damage and service restoration costs at Virginia Power, primarily due to the absence of Winter Storm Riley ($31 million); and

•	A $15 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Depreciation, depletion and amortization increased 31%, primarily due to property, plant and equipment acquired in the SCANA Combination ($128 million) and an increase from various growth projects being placed into service ($51 million), including the Liquefaction Facility ($28 million).

Other taxes increased 47%, primarily due to the SCANA Combination.

Impairment of assets and other charges increased $834 million, primarily due to a $368 million charge related to the early retirement of certain Virginia Power electric generation facilities, a $169 million charge for a settlement agreement of a DESC ratepayer class action lawsuit, a $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure and a $105 million charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery.

Other income increased $288 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Interest and related charges increased 49%, primarily due to debt acquired in the SCANA Combination ($93 million), the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($42 million) and higher long-term debt interest expense resulting from net debt issuances in 2018 ($19 million).

Income tax expense decreased 16%, primarily due to lower pre-tax income ($220 million), partially offset by a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million).

Noncontrolling interests decreased $20 million, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income attributable to Dominion Energy			Diluted EPS
	2019	2018	$ Change	2019	2018	$ Change
(millions, except EPS)
First Quarter
Power Delivery	$155	$156	$(1)	$0.19	$0.24	$(0.05)
Power Generation	308	348	(40)	0.39	0.54	(0.15)
Gas Infrastructure	359	327	32	0.45	0.50	(0.05)
Southeast Energy	132	—	132	0.17	—	0.17
Primary operating segments	954	831	123	1.20	1.28	(0.08)
Corporate and Other	(1,634)	(328)	(1,306)	(2.06)	(0.51)	(1.55)
Consolidated	$(680)	$503	$(1,183)	$(0.86)	$0.77	$(1.63)

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	First Quarter
	2019	2018	% Change
Electricity delivered (million MWh)	21.8	22.1	(1)%
Degree days (electric distribution service area):
Cooling	5	8	(38)
Heating	1,892	2,022	(6)
Average electric distribution customer accounts (thousands)(1)	2,617	2,591	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	First Quarter 2019 vs. 2018 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(8)	$(0.01)
Other	3	—
Rate adjustment clause equity return	12	0.02
Other	(8)	(0.01)
Share dilution	—	(0.05)
Change in net income contribution	$(1)	$(0.05)

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	First Quarter
	2019	2018	% Change
Electricity supplied (million MWh):
Utility	21.9	22.3	(2)%
Merchant	5.2	7.3	(29)
Degree days (electric utility service area):
Cooling	5	8	(38)
Heating	1,892	2,022	(6)

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	First Quarter 2019 vs. 2018 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(10)	$(0.01)
Regulated electric sales:
Weather	(16)	(0.03)
Other	(4)	(0.01)
Electric capacity	(11)	(0.02)
Sale of certain merchant generation facilities	(14)	(0.02)
Other	15	0.02
Share dilution	—	(0.08)
Change in net income contribution	$(40)	$(0.15)

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	First Quarter
	2019	2018	% Change
Gas distribution throughput (bcf):
Sales	64	57	12%
Transportation	223	214	4
Heating degree days (gas distribution service area):
Eastern region	2,915	2,915	—
Western region	2,570	2,095	23
Average gas distribution customer accounts (thousands)(1):
Sales	1,272	1,257	1
Transportation	1,111	1,098	1
Average retail energy marketing customer accounts (thousands)(1)	376	862	(56)

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	First Quarter 2019 vs. 2018 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Cove Point export contracts	$112	$0.17
Noncontrolling interest(1)	14	0.02
Interest expense, net	(50)	(0.07)
Assignment of shale development rights	(32)	(0.05)
Other	(12)	(0.02)
Share dilution	—	(0.10)
Change in net income contribution	$32	$(0.05)

(1)Reflects the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Southeast Energy

Presented below are selected operating statistics related to Southeast Energy’s operations:

First Quarter
2019
Electricity delivered (million MWh)	5.1
Electricity supplied (million MWh)	5.2
Degree days (electric distribution service area):
Cooling	—
Heating	660
Average electric distribution customer accounts (thousands)(1)	734
Gas distribution throughput (bcf):
Sales	42
Transportation	17
Heating degree days (gas distribution service area)	759
Average gas distribution customer accounts (thousands)(1)	963
Average retail energy marketing customer accounts (thousands)(1)	423

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Southeast Energy’s net income contribution:

	First Quarter 2019 vs. 2018 Increase
	Amount	EPS
(millions, except EPS)
SCANA Combination	$132	$0.17
Change in net income contribution	$132	$0.17

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2019	2018	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(1,375)	$(218)	$(1,157)
Specific items attributable to Corporate and Other segment	(178)	(20)	(158)
Total specific items	(1,553)	(238)	(1,315)
Other corporate operations(1)	(81)	(90)	9
Total net expense	$(1,634)	$(328)	$(1,306)
EPS impact	$(2.06)	$(0.51)	$(1.55)

(1)Primarily consists of net interest expense.

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2019	2018	$ Change
(millions)
Net income	$20	$184	$(164)

Overview

First Quarter 2019 vs. 2018

Net income decreased 89%, primarily due to charges associated with the planned early retirement of certain electric generation facilities and automated meter reading infrastructure. This decrease was partially offset by the absence of a charge associated with Virginia legislation enacted in March 2018 and a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation signed in March 2019.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2019	2018	$ Change
(millions)
Operating revenue	$1,965	$1,748	$217
Electric fuel and other energy-related purchases	596	591	5
Purchased electric capacity	33	14	19
Net revenue	1,336	1,143	193
Other operations and maintenance	279	399	(120)
Depreciation and amortization	304	297	7
Other taxes	85	83	2
Impairment of assets and other charges	546	—	546
Other income	37	3	34
Interest and related charges	135	132	3
Income tax expense	4	51	(47)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2019 vs. 2018

Net revenue increased 17%, primarily reflecting:

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•	A $14 million increase from rate adjustment clauses; partially offset by
•	A $33 million decrease in sales to retail customers from a decrease in heating degree days; and
•	A $16 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2018.

Other operations and maintenance decreased 30%, primarily reflecting:

•	A benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million);
•	A $25 million decrease in storm damage and service restoration costs, primarily due to the absence of Winter Storm Riley ($31 million); partially offset by
•	A $10 million increase in certain electric transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

Impairment of assets and other charges increased $546 million, primarily due to a $368 million charge related to the early retirement of certain electric generation facilities, a $160 million charge related to the planned early retirement of certain automated meter reading infrastructure and a $17 million charge to write-off the balance of a regulatory asset for which Virginia Power is no longer seeking recovery.

Other income increased $34 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Income tax expense decreased 92%, primarily due to lower pre-tax income.

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	First Quarter
	2019	2018	$ Change
(millions)
Net income	$116	$166	$(50)

Overview

First Quarter 2019 vs. 2018

Net income decreased 30%, primarily due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	First Quarter
	2019	2018	$ Change
(millions)
Operating revenue	$511	$526	$(15)
Purchased gas	40	29	11
Other energy-related purchases	26	31	(5)
Net revenue	445	466	(21)
Other operations and maintenance	183	190	(7)
Depreciation and amortization	62	59	3
Other taxes	64	60	4
Gains on sales of assets	—	(44)	44
Earnings from equity method investee	6	9	(3)
Other income	34	33	1
Interest and related charges	26	25	1
Income tax expense	34	52	(18)

An analysis of Dominion Energy Gas’ results of operations follows:

First Quarter 2019 vs. 2018

Net revenue decreased 5%, primarily reflecting:

•	A $15 million decrease in services performed for Atlantic Coast Pipeline;
•	A $13 million increase in net fuel costs; partially offset by
•	A $6 million increase in PIR program revenues.

Other operations and maintenance decreased 4%, primarily reflecting a decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Gains on sales of assets decreased $44 million due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Earnings from equity method investee decreased 33%, primarily due to lower earnings from unsubscribed capacity as a result of a decrease in heating degree days at Iroquois.

Income tax expense decreased 35%, primarily due to lower pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2019, Dominion Energy had $3.5 billion of unused capacity under its credit facility. See Note 16 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2019	2018
(millions)
Cash, restricted cash and equivalents at January 1	$391	$185
Cash flows provided by (used in):
Operating activities	1,171	1,232
Investing activities	(552)	(1,183)
Financing activities	(383)	100
Net increase in cash, restricted cash and equivalents	236	149
Cash, restricted cash and equivalents at March 31	$627	$334

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $61 million, primarily due to an increase in property tax payments, decreased customer deposits, increased interest and net changes in other working capital items, partially offset by higher deferred fuel cost recoveries, the commencement of commercial operations of the Liquefaction Facility and operations acquired in the SCANA Combination.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of March 31, 2019 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$98	$—	$98
Non-investment grade(2)	12	—	12
No external ratings:
Internally rated—investment grade(3)	18	1	17
Internally rated—non-investment grade(4)	56	—	56
Total	$184	$1	$183
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 43% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.

(3)	The five largest counterparty exposures, combined, for this category represented approximately 10% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 25% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $631 million, primarily due to cash acquired in the SCANA Combination, proceeds from the sale of Blue Racer and a decrease in plant construction and other property additions.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash used by Dominion Energy's financing activities was $383 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $100 million for the three months ended March 31, 2018, primarily due to lower issuance of common stock and higher common dividend payments.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of March 31, 2019 was $19 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

In January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of 22.5 million common shares. See Note 16 to the Consolidated Financial Statements for additional information.

In January 2019, in connection with the SCANA Combination, Dominion Energy issued 95.6 million shares of Dominion Energy common stock, valued at $6.8 billion, representing 0.6690 of a share of Dominion Energy common stock for each share of SCANA common stock outstanding at closing. SCANA’s outstanding debt totaled $6.9 billion at closing.

See Note 16 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2019, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of March 31, 2019, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2019, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Off-Balance Sheet Arrangements

As of March 31, 2019, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2018.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 17 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 17 in this report for additional information on various environmental matters.

Legal Matters

See Notes 3, 13 and 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

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

Millstone Agreement

In November 2017, Connecticut adopted the Act Concerning Zero Carbon Solicitation and Procurement, which allows nuclear generating facilities to compete for power purchase agreements in a state sponsored procurement for electricity. In February 2018,

Connecticut regulators recommended pursuing the procurement. In May 2018 Millstone petitioned to be considered an “existing resource confirmed at risk” and subsequently participated in the state sponsored procurement for electricity. Being considered “at risk” allows the Department of Energy and Environmental Protection to consider factors other than price, such as environmental and economic benefits, when evaluating Dominion Energy’s bids. In December 2018, PURA confirmed that Millstone should be considered an “existing resource confirmed at risk” in the state’s Department of Energy and Environmental Protection zero carbon procurement. An agreement was reached in March 2019 between Dominion Energy, Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years.  This agreement is required to be approved by PURA, which is expected by the end of 2019.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $23 million and $6 million of Dominion Energy’s commodity-based derivative instruments as of March 31, 2019 and December 31, 2018, respectively. The increase in sensitivity is largely due to decreased short positions and lower commodity prices on those short positions.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $45 million and $51 million of Virginia Power’s commodity-based derivative instruments as of March 31, 2019 and December 31, 2018, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $2 million and $1 million of Dominion Energy Gas’ commodity-based derivative instruments as of March 31, 2019 and December 31, 2018, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $28 million and $24 million decrease in earnings at March 31, 2019 and December 31, 2018, respectively. For variable rate debt outstanding for Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2019 or December 31, 2018.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of March 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $6.8 billion, $2.1 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $172 million, $101 million and $21 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at March 31, 2019. As of December 31, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $5.9 billion, $1.9 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $147 million, $94 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2018.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of March 31, 2019 and December 31, 2018, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $4 million and $8 million, in the fair value of Dominion Energy Gas' foreign currency swaps at March 31, 2019 and December 31, 2018, respectively.

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

Dominion Energy recognized net investment gains on nuclear decommissioning and rabbi trust investments of $448 million for the three months ended March 31, 2019. Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning trust and rabbi trust investments of $36 million for the three months ended March 31, 2018 and $135 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $39 million for the three months ended March 31, 2019 and recorded a net decrease in unrealized gains on debt investments of $28 million for the three months ended March 31, 2018 and $36 million for the year ended December 31, 2018.

Virginia Power recognized net investment gains on nuclear decommissioning trust investments of $202 million for the three months ended March 31, 2019. Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $20 million for the three months ended March 31, 2018 and $44 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $20 million for the three months ended March 31, 2019 and recorded a net decrease in unrealized gains on debt investments of $14 million for the three months ended March 31, 2018 and $21 million for the year ended December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion Energy, Virginia Power and Dominion Energy Gas, including Dominion Energy, Virginia Power and Dominion Energy Gas’ CEO and CFO, evaluated the effectiveness of each of their respective company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, each of Dominion Energy, Virginia Power and Dominion Energy Gas’ CEO and CFO have concluded that each of their respective company’s disclosure controls and procedures are effective.

There were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Dominion Energy, Virginia Power or Dominion Energy Gas’ internal control over financial reporting.

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

In March 2018, Virginia Power received a proposed consent order from the VDEQ in connection with alleged CWA permit violations at the Chesterfield power station in 2017.  In addition, Virginia Power has been working cooperatively with both the VDEQ and the EPA to resolve certain other alleged violations collectively. Virginia Power anticipates that a negotiated resolution of this matter could result in a penalty in excess of $100,000.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 3, 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/19-1/31/19	28,001	$70.57	—	19,629,059 shares/ $1.18 billion
2/1/19-2/28/19	64,923	70.97	—	19,629,059 shares/ $1.18 billion
3/1/19-3/31/19	669	74.79	—	19,629,059 shares/ $1.18 billion
Total	93,593	$70.88	—	19,629,059 shares/ $1.18 billion
(1)	In January, February and March 2019, 28,001 shares, 64,923 shares and 669 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (Exhibit 4.2, Form 10-Q filed August 2, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K, filed March 13, 2019, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
10.1

$6,000,000,000 Third Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 3, 2019, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 3, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 3, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

May 3, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer