Form 10-Q
period 2019-06-30
DOMINION ENERGY INC /VA/; VIRGINIA ELECTRIC & POWER CO; Dominion Energy Gas Holdings, LLC
filed 2019-08-01
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number

001-08489	DOMINION ENERGY INC /VA/	54-1229715

000-55337	VIRGINIA ELECTRIC & POWER CO	54-0418825

001-37591	DOMINION ENERGY GAS HOLDINGS, LLC	46-3639580

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the registrants: Virginia

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION ENERGY, INC.	D DCUD DRUA	Common Stock, no par value 2016 Series A Corporate Units 2016 Series A 5.25% Enhanced Junior Subordinated Notes	New York Stock Exchange New York Stock Exchange New York Stock Exchange
DOMINION ENERGY GAS HOLDINGS, LLC	DCUE	2019 Series A Corporate Units 2014 Series C 4.6% Senior Notes	New York Stock Exchange New York Stock Exchange

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At July 12, 2019, the latest practicable date for determination, Dominion Energy, Inc. had 803,386,956 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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
2016 Equity Units

Dominion Energy’s 2016 Series A Equity Units issued in August 2016, initially in the form of 2016 Series A Corporate Units, consisting of a stock purchase contract and a 1/40 interest in RSNs issued by Dominion Energy

2019 Equity Units

Dominion Energy’s 2019 Series A Equity Units issued in June 2019, initially in the form of 2019 Series A Corporate Units, consisting of a stock purchase contract and a 1/10 interest in a share of the Series A Preferred Stock

2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern Company Gas
BACT	Best available control technology
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
bcf	Billion cubic feet
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Colonial Trail West	An approximately 142 MW proposed utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Cooling degree days

Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, or 75 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 75 degrees, as applicable, and the average temperature for that day

Cove Point	Dominion Energy Cove Point LNG, LP
CPCN	Certificate of Public Convenience and Necessity

Abbreviation or Acronym	Definition
CWA	Clean Water Act
DECG	Dominion Energy Carolina Gas Transmission, LLC
DES	Dominion Energy Services, Inc.
DESC

The legal entity, Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric & Gas Company), one or more of its consolidated subsidiaries or operating segments, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated subsidiaries

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

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
DSM	Demand-side management
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Market Access Project	Project to provide 150,000 Dths/day of transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP effective August 2018
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Infrastructure	Gas Infrastructure Group operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas

Abbreviation or Acronym	Definition
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

North Carolina Commission	North Carolina Utilities Commission
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.

Abbreviation or Acronym	Definition
Power Delivery	Power Delivery Group operating segment
Power Generation	Power Generation Group operating segment
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
RSN	Remarketable subordinated note
Sadler	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066

Abbreviation or Acronym	Definition
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southeast Energy	Southeast Energy Group operating segment
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
UEX Utah Commission	Uncollectible Expense Rider deployed by East Ohio Utah Public Service Commission
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
Warren County	A 1,350 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Whitehouse	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	White River Hub, LLC
Woodland	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions, except per share amounts)
Operating Revenue(1)	$3,970	$3,088	$7,828	$6,554
Operating Expenses
Electric fuel and other energy-related purchases	718	623	1,509	1,367
Purchased electric capacity	24	23	63	37
Purchased gas	227	64	957	404
Other operations and maintenance	1,283	873	2,285	1,668
Depreciation, depletion and amortization	661	463	1,312	961
Other taxes	284	166	576	365
Impairment of assets and other charges	312	134	1,147	135
Total operating expenses	3,509	2,346	7,849	4,937
Income (loss) from operations	461	742	(21)	1,617
Other income	92	185	480	285
Interest and related charges	452	361	921	675
Income (loss) from operations including noncontrolling interests before income tax expense	101	566	(462)	1,227
Income tax expense	43	88	157	223
Net Income (Loss) Including Noncontrolling Interests	58	478	(619)	1,004
Noncontrolling Interests	4	29	7	52
Net Income (Loss) Attributable to Dominion Energy	$54	$449	$(626)	$952
Earnings Per Common Share
Net income (loss) attributable to Dominion Energy - Basic	$0.07	$0.69	$(0.78)	$1.46
Net income (loss) attributable to Dominion Energy - Diluted	0.05	0.69	(0.78)	1.46
(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Net income (loss) including noncontrolling interests	$58	$478	$(619)	$1,004
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(78)	(33)	(102)	78
Changes in unrealized net gains (losses) on investment securities(2)	13	(5)	29	(18)
Changes in net unrecognized pension and other postretirement benefit costs(3)	113	—	113	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(21)	33	(52)	41
Net realized (gains) losses on investment securities(5)	(1)	—	(1)	1
Net pension and other postretirement benefit costs(6)	22	17	30	42
Changes in other comprehensive income from equity method investees(7)	—	1	—	1
Total other comprehensive income	48	13	17	145
Comprehensive income (loss) including noncontrolling interests	106	491	(602)	1,149
Comprehensive income attributable to noncontrolling interests	4	29	7	53
Comprehensive income (loss) attributable to Dominion Energy	$102	$462	$(609)	$1,096

(1)

Net of $27 million and $11 million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $32 million and $(26) million tax for the six months ended June 30, 2019 and 2018, respectively.

(2)

Net of $(5) million and $2 million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $(11) million and $6 million tax for the six months ended June 30, 2019 and 2018, respectively.

(3)

Net of $(49) million and $— million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $(49) million and $— million tax for the six months ended June 30, 2019 and 2018, respectively.

(4)

Net of $8 million and $(11) million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $18 million and $(14) million tax for the six months ended June 30, 2019 and 2018, respectively.

(5)

Net of $— million and $(1) million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2019 and 2018, respectively.

(6)

Net of $3 million and $(7) million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $(11) million and $(8) million tax for the six months ended June 30, 2019 and 2018, respectively.

(7)   Net of $— million and $(1) million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$382	$268
Customer receivables (less allowance for doubtful accounts of $23 and $14)	1,908	1,749
Other receivables (less allowance for doubtful accounts of $3 and $4)(2)	188	331
Inventories	1,724	1,418
Regulatory assets	745	496
Other	780	899
Total current assets	5,727	5,161
Investments
Nuclear decommissioning trust funds	5,767	4,938
Investment in equity method affiliates	1,467	1,278
Other	362	344
Total investments	7,596	6,560
Property, Plant and Equipment
Property, plant and equipment	94,873	76,578
Accumulated depreciation, depletion and amortization	(27,732)	(22,018)
Total property, plant and equipment, net	67,141	54,560
Deferred Charges and Other Assets
Goodwill	8,985	6,410
Intangible assets, net	878	670
Regulatory assets	7,563	2,676
Operating lease assets	468	—
Pension and other postretirement benefit assets	1,561	1,279
Other	903	598
Total deferred charges and other assets	20,358	11,633
Total assets	$100,822	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,364	$3,624
Credit facility borrowings	—	73
Short-term debt	2,547	334
Accounts payable	787	914
Accrued interest, payroll and taxes	1,123	836
Regulatory liabilities	523	356
Other(2)	2,159	1,510
Total current liabilities	9,503	7,647
Long-Term Debt
Long-term debt	31,853	26,328
Junior subordinated notes	4,795	3,430
Remarketable subordinated notes	—	1,386
Total long-term debt	36,648	31,144
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,185	5,116
Regulatory liabilities	10,808	6,840
Asset retirement obligations	4,984	2,250
Operating lease liabilities	404	—
Pension and other postretirement benefit liability	2,612	2,328
Other	1,297	541
Total deferred credits and other liabilities	26,290	17,075
Total liabilities	72,441	55,866
Commitments and Contingencies (see Note 18)
Equity
Preferred stock(3)	1,596	—
Common stock – no par(4)	20,660	12,588
Retained earnings	7,124	9,219
Accumulated other comprehensive loss	(1,683)	(1,700)
Total shareholders' equity	27,697	20,107
Noncontrolling interests	684	1,941
Total equity	28,381	22,048
Total liabilities and equity	$100,822	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

(3)   20 million shares authorized; 2 million shares outstanding at June 30, 2019.

(4)	1.8 billion shares authorized and 803 million shares outstanding at June 30, 2019 and 1 billion shares authorized and 681 million shares outstanding at December 31, 2018.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - QUARTER-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2018	—	$—	653	$10,316	$8,924	$(1,551)	$17,689	$2,353	$20,042
Net income including noncontrolling interests					449		449	29	478
Issuance of stock			1	82			82		82
Remeasurement of noncontrolling interest in Dominion Energy Midstream				375			375	(375)	—
Stock awards (net of change in unearned compensation)				9			9		9
Dividends ($0.8350 per common share) and distributions					(545)		(545)	(34)	(579)
Other comprehensive income, net of tax						13	13		13
Other					(8)		(8)	(1)	(9)
June 30, 2018	—	$—	654	$10,782	$8,820	$(1,538)	$18,064	$1,972	$20,036

March 31, 2019	—	$—	802	$20,834	$7,806	$(1,731)	$26,909	$690	$27,599
Net income including noncontrolling interests					54		54	4	58
Issuance of stock	2	1,596	1	78			1,674		1,674
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Stock awards (net of change in unearned compensation)				12			12		12
Dividends ($0.9175 per common share) and distributions					(736)		(736)	(10)	(746)
Other comprehensive income, net of tax						48	48		48
June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381
(1)	See Note 17 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - YEAR-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2017	—	$—	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles				(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests					952		952	52	1,004
Issuance of stock			9	662			662		662
Sale of Dominion Energy Midstream common units - net of offering costs							—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream				375			375	(375)	—
Stock awards (net of change in unearned compensation)				12			12		12
Dividends ($1.670 per common share) and distributions					(1,089)		(1,089)	(65)	(1,154)
Other comprehensive income, net of tax						144	144	1	145
Other				(5)	(8)		(13)		(13)
June 30, 2018	—	$—	654	$10,782	$8,820	$(1,538)	$18,064	$1,972	$20,036

December 31, 2018	—	$—	681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income (loss) including noncontrolling interests					(626)		(626)	7	(619)
Issuance of stock	2	1,596	4	325			1,921		1,921
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Stock awards (net of change in unearned compensation)				12			12		12
Dividends ($1.835 per common share) and distributions					(1,469)		(1,469)	(43)	(1,512)
Other comprehensive income, net of tax						17	17		17
June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381
(1)	See Note 17 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2019	2018
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$(619)	$1,004
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,472	1,106
Deferred income taxes and investment tax credits	107	229
Provision for refunds and rate credits to electric utility customers	953	215
Impairment of assets and other charges	1,012	129
Charge related to a voluntary retirement program	409	—
Net gains on nuclear decommissioning trust funds and other investments	(371)	(40)
Charge associated with future ash pond and landfill closure costs	—	81
Revision to future ash pond and landfill closure costs	(113)	—
Other adjustments	4	(46)
Changes in:
Accounts receivable	492	158
Inventories	(14)	31
Deferred fuel and purchased gas costs, net	120	(295)
Prepayments	22	(15)
Accounts payable	(446)	(151)
Accrued interest, payroll and taxes	(264)	(90)
Customer deposits	(85)	108
Margin deposit assets and liabilities	113	(34)
Net realized and unrealized changes related to derivative activities	(11)	82
Other operating assets and liabilities	(468)	(47)
Net cash provided by operating activities	2,313	2,425
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,112)	(2,046)
Cash and restricted cash acquired in the SCANA Combination	389	—
Acquisition of solar development projects	(152)	(51)
Proceeds from sales of securities	882	844
Purchases of securities	(888)	(890)
Proceeds from sales of assets and equity method investments	196	44
Contributions to equity method affiliates	(132)	(134)
Other	(16)	(3)
Net cash used in investing activities	(1,833)	(2,236)
Financing Activities
Issuance (repayment) of short-term debt, net	2,040	(553)
Issuance of short-term notes	—	1,450
Credit facility borrowings	—	73
Repayment of credit facility borrowings	(113)	—
Issuance of long-term debt	798	2,400
Repayment of long-term debt, including redemption premiums	(3,378)	(2,840)
Issuance of 2019 Equity Units	1,582	—
Issuance of common stock	325	662
Common dividend payments	(1,469)	(1,089)
Other	(96)	(123)
Net cash used in financing activities	(311)	(20)
Increase in cash, restricted cash and equivalents	169	169
Cash, restricted cash and equivalents at beginning of period	391	185
Cash, restricted cash and equivalents at end of period	$560	$354
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)(3)
Accrued capital expenditures	$311	$253
Leases(4)	24	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(3)

See Note 17 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream, the remarketing of RSNs and the issuance of stock purchase contracts associated with the 2019 Equity Units.

(4)	Includes $22 million of financing leases and $2 million of operating leases.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Operating Revenue(1)	$1,938	$1,829	$3,903	$3,577
Operating Expenses
Electric fuel and other energy-related purchases(1)	536	508	1,132	1,099
Purchased electric capacity	13	23	46	37
Other operations and maintenance:
Affiliated suppliers	127	74	213	157
Other	438	365	631	681
Depreciation and amortization	299	247	603	544
Other taxes	90	79	175	162
Impairment of assets and other charges	197	—	743	—
Total operating expenses	1,700	1,296	3,543	2,680
Income from operations	238	533	360	897
Other income	16	21	53	24
Interest and related charges(1)	135	126	270	258
Income before income tax expense	119	428	143	663
Income tax expense	19	89	23	140
Net Income	$100	$339	$120	$523
(1)	See Note 20 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Net income	$100	$339	$120	$523
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(11)	2	(18)	7
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	2	(2)	4	(2)
Amounts reclassified to net income:
Net derivative (gains) losses on derivative-hedging activities(3)	1	—	1	—
Net realized (gains) losses on nuclear decommissioning trust funds(3)	(1)	—	(1)	—
Total other comprehensive income (loss)	(9)	—	(14)	5
Comprehensive income	$91	$339	$106	$528
(1)

Net of $4 million and $— million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $6 million and $(2) million tax for the six months ended June 30, 2019 and 2018, respectively.

(2)	Net of $— million tax for both the three months ended June 30, 2019 and 2018 and net of $(1) million and $1 million tax for the six months ended June 30, 2019 and 2018, respectively.
(3)	Net of $— million tax for both the three and six months ended June 30, 2019 and 2018.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$17	$29
Customer receivables (less allowance for doubtful accounts of $11 and $9)	958	999
Other receivables (less allowance for doubtful accounts of $2 and $3)	47	76
Affiliated receivables	196	101
Inventories (average cost method)	847	837
Other(2)	410	529
Total current assets	2,475	2,571
Investments
Nuclear decommissioning trust funds	2,682	2,369
Other	3	3
Total investments	2,685	2,372
Property, Plant and Equipment
Property, plant and equipment	45,749	44,524
Accumulated depreciation and amortization	(13,877)	(14,003)
Total property, plant and equipment, net	31,872	30,521
Deferred Charges and Other Assets
Regulatory assets	1,872	737
Operating lease assets	191	—
Other(2)	903	679
Total deferred charges and other assets	2,966	1,416
Total assets	$39,998	$36,880
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$2	$350
Short-term debt	1,300	314
Accounts payable	253	339
Payables to affiliates	182	209
Affiliated current borrowings	71	224
Regulatory liabilities	188	299
Other(2)	1,262	1,080
Total current liabilities	3,258	2,815
Long-Term Debt	11,291	11,321
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,006	3,017
Asset retirement obligations	3,389	1,200
Regulatory liabilities	4,812	4,647
Operating lease liabilities	158	—
Other(2)	1,120	833
Total deferred credits and other liabilities	12,485	9,697
Total liabilities	27,034	23,833
Commitments and Contingencies (see Note 18)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	6,139	6,208
Accumulated other comprehensive loss	(26)	(12)
Total common shareholder’s equity	12,964	13,047
Total liabilities and shareholder’s equity	$39,998	$36,880
(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2019 and December 31, 2018.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2018	275	$5,738	$1,113	$5,420	$(9)	$12,262
Net income				339		339
Dividends				(103)		(103)
Other				(1)		(1)
June 30, 2018	275	$5,738	$1,113	$5,655	$(9)	$12,497

March 31, 2019	275	$5,738	$1,113	$6,110	$(17)	$12,944
Net income				100		100
Dividends				(71)		(71)
Other comprehensive loss, net of tax					(9)	(9)
June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				523		523
Dividends				(257)		(257)
Other comprehensive income, net of tax					5	5
Other				(1)		(1)
June 30, 2018	275	$5,738	$1,113	$5,655	$(9)	$12,497

December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				120		120
Dividends				(189)		(189)
Other comprehensive loss, net of tax					(14)	(14)
June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2019	2018
(millions)
Operating Activities
Net income	$120	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	690	632
Deferred income taxes and investment tax credits	(43)	137
Charge associated with future ash pond and landfill closure costs	—	81
Revision to future ash pond and landfill closure costs	(113)	—
Impairment of assets and other charges	608	—
Provision for rate credits to customers	—	215
Charge related to a voluntary retirement program	190	—
Other adjustments	(51)	(19)
Changes in:
Accounts receivable	68	(26)
Affiliated receivables and payables	(179)	(86)
Inventories	(30)	36
Prepayments	(4)	(6)
Deferred fuel expenses, net	153	(357)
Accounts payable	(35)	(45)
Accrued interest, payroll and taxes	14	13
Net realized and unrealized changes related to derivative activities	17	54
Asset retirement obligations	14	(18)
Other operating assets and liabilities	(345)	64
Net cash provided by operating activities	1,074	1,198
Investing Activities
Plant construction and other property additions	(1,079)	(1,170)
Purchases of nuclear fuel	(67)	(55)
Acquisition of solar development projects	(150)	(43)
Proceeds from sales of securities	447	414
Purchases of securities	(478)	(436)
Other	(11)	4
Net cash used in investing activities	(1,338)	(1,286)
Financing Activities
Issuance of short-term debt, net	986	616
Repayment of affiliated current borrowings, net	(153)	(8)
Issuance of long-term debt	198	700
Repayment of long-term debt	(589)	(951)
Common dividend payments to parent	(189)	(257)
Other	(2)	(6)
Net cash provided by financing activities	251	94
Increase (decrease) in cash, restricted cash and equivalents	(13)	6
Cash, restricted cash and equivalents at beginning of period	38	24
Cash, restricted cash and equivalents at end of period	$25	$30
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$193	$159
Financing leases	9	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Operating Revenue(1)	$400	$459	$911	$985
Operating Expenses
Purchased gas(1)	4	—	44	29
Other energy-related purchases	19	31	45	62
Other operations and maintenance:
Affiliated suppliers	43	26	73	49
Other	162	168	315	335
Depreciation and amortization	62	61	124	120
Other taxes	51	47	115	107
Impairment of assets and other charges	13	126	13	126
Gains on sales of assets	—	(7)	—	(51)
Total operating expenses	354	452	729	777
Income from operations	46	7	182	208
Earnings from equity method investee	4	5	10	14
Other income	34	32	68	65
Interest and related charges(1)	25	26	51	51
Income from operations before income taxes	59	18	209	236
Income tax expense	12	3	46	55
Net Income	$47	$15	$163	$181
(1)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Net income	$47	$15	$163	$181
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(24)	(20)	(51)	(7)
Changes in unrecognized pension and other postretirement benefit costs(2)	29	—	29	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	(2)	14	2	11
Net pension and other postretirement benefit costs(4)	2	1	3	2
Total other comprehensive income (loss)	5	(5)	(17)	6
Comprehensive income	$52	$10	$146	$187
(1)

Net of $8 million and $7 million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $17 million and $3 million tax for the six months ended June 30, 2019 and 2018, respectively.

(2)

Net of $(11) million and $— million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $(11) million and $— million tax for the six months ended June 30, 2019 and 2018, respectively.

(3)

Net of $— million and $(5) million tax for the three months ended June 30, 2019 and 2018, respectively, and net of $(1) million and $(4) million tax for the six months ended June 30, 2019 and 2018, respectively.

(4)	Net of $— million tax for both the three months ended June 30, 2019 and 2018 and net of $(1) million tax for both the six months ended June 30, 2019 and 2018.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$10
Customer receivables (less allowance for doubtful accounts of less than $1 at both dates)(2)	240	309
Other receivables (less allowance for doubtful accounts of $1 and $2)(2)	15	17
Affiliated receivables	29	10
Inventories	89	65
Gas imbalances(2)	55	162
Other(2)	138	174
Total current assets	579	747
Investments	89	93
Property, Plant and Equipment
Property, plant and equipment	11,573	11,238
Accumulated depreciation and amortization	(3,057)	(2,971)
Total property, plant and equipment, net	8,516	8,267
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	1,973	1,775
Operating lease assets	59	—
Other(2)	1,375	1,469
Total deferred charges and other assets	3,407	3,244
Total assets	$12,591	$12,351
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$451	$449
Short-term debt	250	10
Accounts payable	87	196
Payables to affiliates	43	65
Affiliated current borrowings	150	218
Other(2)	420	463
Total current liabilities	1,401	1,401
Long-Term Debt	3,614	3,609
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,490	1,465
Regulatory liabilities	1,299	1,285
Operating lease liabilities	47	—
Other	197	194
Total deferred credits and other liabilities	3,033	2,944
Total liabilities	8,048	7,954
Commitments and Contingencies (see Note 18)
Equity
Membership interests	4,729	4,566
Accumulated other comprehensive loss	(186)	(169)
Total equity	4,543	4,397
Total liabilities and equity	$12,591	$12,351
(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Membership Interests	AOCI	Total
(millions)
March 31, 2018	$4,443	$(113)	$4,330
Net income	15		15
Distributions	(12)		(12)
Other comprehensive loss, net of tax		(5)	(5)
June 30, 2018	$4,446	$(118)	$4,328

March 31, 2019	$4,682	$(191)	$4,491
Net income	47		47
Other comprehensive income, net of tax		5	5
June 30, 2019	$4,729	$(186)	$4,543

YEAR-TO-DATE

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	181		181
Distributions	(25)		(25)
Other comprehensive income, net of tax		6	6
June 30, 2018	$4,446	$(118)	$4,328

December 31, 2018	$4,566	$(169)	$4,397
Net income	163		163
Other comprehensive loss, net of tax		(17)	(17)
June 30, 2019	$4,729	$(186)	$4,543

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2019	2018
(millions)
Operating Activities
Net income	$163	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	120
Deferred income taxes and investment tax credits	22	27
Charge related to a voluntary retirement program	62	—
Impairment of assets and other charges	13	126
Gains on sales of assets	—	(44)
Other adjustments	(16)	(1)
Changes in:
Accounts receivable	71	67
Affiliated receivables and payables	(57)	(68)
Inventories	(24)	(18)
Deferred purchased gas costs, net	8	8
Prepayments	36	26
Accounts payable	(102)	(101)
Accrued interest, payroll and taxes	(54)	(51)
Pension and other postretirement benefits	(66)	(72)
Other operating assets and liabilities	(77)	7
Net cash provided by operating activities	103	207
Investing Activities
Plant construction and other property additions	(292)	(316)
Proceeds from assignments of shale development rights	—	44
Other	4	(6)
Net cash used in investing activities	(288)	(278)
Financing Activities
Issuance (repayment) of short-term debt, net	240	(441)
Issuance of long-term debt	—	500
Issuance (repayment) of affiliated current borrowings, net	(68)	38
Distribution payments to parent	—	(25)
Other	—	(2)
Net cash provided by financing activities	172	70
Decrease in cash, restricted cash and equivalents	(13)	(1)
Cash, restricted cash and equivalents at beginning of period	34	30
Cash, restricted cash and equivalents at end of period	$21	$29
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$25	$51
Financing leases	6	—
(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2019, their results of operations and changes in equity for the three and six months ended June 30, 2019 and 2018 and their cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At December 31, 2018, Dominion Energy owned the general partner, 60.9% of the common units and 37.5% of the convertible preferred interests in Dominion Energy Midstream, with the public’s ownership interest reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. In January 2019, Dominion Energy acquired all outstanding partnership interests not owned by Dominion Energy and Dominion Energy Midstream became a wholly-owned subsidiary of Dominion Energy. Also, at June 30, 2019, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. GIP’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at June 30, 2019 nor are expected to occur in the remainder of 2019.

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

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2019	June 30, 2018	December 31, 2018	December 31, 2017
(millions)
Dominion Energy
Cash and cash equivalents	$382	$190	$268	$120
Restricted cash and equivalents(1)	178	164	123	65
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$560	$354	$391	$185
Virginia Power
Cash and cash equivalents	$17	$20	$29	$14
Restricted cash and equivalents(1)	8	10	9	10
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$25	$30	$38	$24
Dominion Energy Gas
Cash and cash equivalents	$13	$5	$10	$4
Restricted cash and equivalents (1)	8	24	24	26
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$21	$29	$34	$30
(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Property, Plant and Equipment

In January 2019, Virginia Power committed to a plan to retire certain automated meter reading infrastructure associated with its electric operations before the end of its useful life and replace such equipment with more current AMI technology. As a result, Virginia Power recorded a charge of $160 million ($119 million after-tax) in the first quarter of 2019, included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2018.

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station will be retired after it meets its capacity obligation to PJM in 2021. As a result, Virginia Power recorded a charge of $369 million ($275 million after-tax) in the first quarter of 2019, primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2018.

In May 2019, Virginia Power abandoned a coal rail project at its Mt. Storm generating facility. As a result, Virginia Power recorded a charge of $62 million ($46 million after-tax) in the second quarter of 2019, included in impairment of assets and other charges in its Consolidated Statements of Income.

Leases

The Companies lease certain assets including vehicles, real estate, office equipment and other operational assets under both operating and finance leases. For the Companies’ operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Companies’ Consolidated Statements of Income. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Companies’ Consolidated Statements of Income.

Certain of the Companies’ leases include one or more options to renew, with renewal terms that can extend the lease from one to 70 years. The exercise of renewal options is solely at the Companies’ discretion and is included in the lease term if the option is reasonably certain to be exercised. A right-of-use asset and corresponding lease liability for leases with original lease terms of one year or less are not included in the Consolidated Balance Sheets, unless such leases contain renewal options that the Companies are reasonably certain will be exercised. Additionally, certain of the Companies’ leases contain escalation clauses whereby payments are adjusted for consumer price or other indices or contain fixed dollar or percentage increases. The Companies also have leases with variable payments based upon usage of, or revenues associated with, the leased assets.

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

The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2019. The Companies adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, the Companies utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. The Companies also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no reassessment of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, Dominion Energy, Virginia Power and Dominion Energy Gas recorded $504 million, $209 million and $64 million, respectively, of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. See Note 15 for additional information.

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

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Notes 13, 17 and 18 in this report for more information on the SCANA Combination, including merger approval and conditions, information on assets and liabilities acquired, significant financing transactions, regulatory matters and proceedings, legal proceedings and commitments and contingencies.

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

In September and October 2017, DESC received proceeds totaling $1.1 billion in full satisfaction of its share of a settlement agreement among DESC, Santee Cooper and Toshiba Corporation in connection with Westinghouse and WECTEC, both wholly-owned subsidiaries of Toshiba Corporation and responsible for the engineering and construction of the NND Project, filing for bankruptcy. The purchase price allocation below includes a previously established regulatory liability at DESC totaling $1.1 billion, of which $67 million is considered current, associated with the monetization of the bankruptcy settlement with Toshiba Corporation. In accordance with the terms of the SCANA Merger Approval Order, this regulatory liability, net of amounts that may be required to satisfy any liens against NND Project property, totaling $1.0 billion will be refunded to DESC electric service customers over a 20-year period ending in 2039.

Additionally, in the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion, of which $137 million is considered current, representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period. As a result, Dominion Energy’s Consolidated Statement of Income for the six months ended June 30, 2019 includes a $756 million after-tax charge.

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

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at closing, including adjustments related to income taxes identified during the first and second quarters of 2019 as discussed in Note 5. The allocation is subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. Certain tax-related amounts in the allocation of the purchase price below are preliminary and may change as Dominion Energy completes its analysis and review of applicable tax matters.

Amount
(millions)
Total current assets(1)	$1,772
Investments	224
Property, plant and equipment(2)	11,006
Goodwill	2,574
Regulatory assets(3)	3,940
Other deferred charges and other assets, including intangible assets	430
Total Assets	19,946
Total current liabilities	1,515
Long-term debt	6,707
Deferred income taxes	1,118
Regulatory liabilities	2,668
Other deferred credits and other liabilities(4)	1,099
Total Liabilities	13,107
Total purchase price(5)	$6,839
(1)	Includes $389 million of cash, restricted cash and equivalents, of which $115 million is considered restricted.
(2)

Includes $105 million of certain property, plant and equipment associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. As a result, Dominion Energy’s Consolidated Statement of Income for the six months ended June 30, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

(3)

Includes $264 million of certain income tax-related regulatory assets associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. See Note 5 for additional information.

(4)	Includes a $379 million pension and other postretirement benefit liability.
(5)	Includes stock-based compensation awards with an estimated fair value of $21 million.

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 for a description of assets acquired and liabilities assumed in connection with the SCANA Combination.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue and net income attributable to Dominion Energy in the Consolidated Statements of Income was an increase of $909 million and a decrease of $102 million for the three months ended June 30, 2019, respectively, and an increase of $1.1 billion and a decrease of $1.2 billion for the six months ended June 30, 2019, respectively.

Dominion Energy incurred merger and integration-related costs of $443 million and $567 million in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively. These amounts for both the three and six months ended June 30, 2019 include $423 million for a charge related to a voluntary retirement program. See Note 21 for additional information. Of the remaining merger and integration-related costs, $20 million and $135 million was recorded in other operations and maintenance expense in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively, and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the six months ended June 30, 2019. There were no such charges recorded in interest and related charges for the three months ended June 30, 2019. During the three and six months ended June 30, 2018, Dominion Energy incurred merger and integration-related costs of $10 million and $14 million, respectively, recorded in other operations and maintenance expense in the Consolidated Statements of Income. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018(1)	2019(1)	2018(1)
(millions, except EPS)
Operating Revenue	$3,970	$3,910	$8,835	$8,546
Net income attributable to Dominion Energy	392	456	962	1,131
Earnings Per Common Share – Basic	$0.49	$0.61	$1.21	$1.51
Earnings Per Common Share – Diluted	$0.47	$0.61	$1.19	$1.51
(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,094	$788	$1,740	$1,605
Commercial	889	636	1,385	1,160
Industrial	217	121	247	228
Government and other retail	214	210	414	423
Wholesale	41	23	89	65
Nonregulated electric sales	175	282	491	700
Regulated gas sales:
Residential	177	116	779	480
Commercial	73	34	264	137
Other	25	1	63	11
Nonregulated gas sales	71	9	318	97
Regulated gas transportation and storage:
FERC-regulated	247	272	524	534
State-regulated	166	144	379	334
Nonregulated gas transportation and storage	174	124	348	124
Other regulated revenues(1)	82	44	126	94
Other nonregulated revenues(1)(2)	101	141	209	277
Total operating revenue from contracts with customers	3,746	2,945	7,376	6,269
Other revenues(3)	224	143	452	285
Total operating revenue	$3,970	$3,088	$7,828	$6,554
Virginia Power
Regulated electric sales:
Residential	$808	$788	$1,731	$1,605
Commercial	681	636	1,317	1,160
Industrial	118	121	230	228
Government and other retail	197	210	401	423
Wholesale	29	23	66	65
Other regulated revenues	62	33	88	65
Other nonregulated revenues(2)	19	18	33	31
Total operating revenue from contracts with customers	1,914	1,829	3,866	3,577
Other revenues(2)(3)	24	—	37	—
Total operating revenue	$1,938	$1,829	$3,903	$3,577
Dominion Energy Gas
Regulated gas sales:
Residential	$12	$13	$42	$42
Other	—	2	2	9
Nonregulated gas sales(2)	1	1	3	3
Regulated gas transportation and storage:
FERC-regulated(2)	182	183	386	382
State-regulated(2)	134	139	321	319
NGL revenue(1)(2)	36	50	81	104
Management service revenue(2)	27	60	58	107
Other regulated revenues(2)	5	4	13	12
Other nonregulated revenues(1)(2)	2	4	4	6
Total operating revenue from contracts with customers	399	456	910	984
Other revenues	1	3	1	1
Total operating revenue	$400	$459	$911	$985
(1)

Amounts above include $42 million and $31 million for the three months ended June 30, 2019, $33 million and $21 million for the three months ended June 30, 2018, $93 million and $73 million for the six months ended June 30, 2019 and $63 million and $47 million for the six months ended June 30, 2018 primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time.

(2)	See Notes 10 and 20 for amounts attributable to related parties and affiliates.
(3)

Amounts above include alternative revenue of $21 million and $35 million at Dominion Energy and $18 million and $26 million at Virginia Power for the three and six months ended June 30, 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2019	2019	2020	2021	2022	2023	Thereafter	Total
(millions)
Dominion Energy	$808	$1,561	$1,461	$1,343	$1,173	$13,570	$19,916
Virginia Power	11	3	1	—	—	—	15
Dominion Energy Gas	323	626	550	448	324	1,936	4,207

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At June 30, 2019 and December 31, 2018, Dominion Energy’s contract asset balances were $37 million and $42 million, respectively. Dominion Energy Gas’ contract asset balances were $51 million and $58 million at June 30, 2019 and December 31, 2018, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At June 30, 2019 and December 31, 2018, Dominion Energy’s contract liability balances were $87 million and $106 million, respectively. At June 30, 2019 and December 31, 2018, Virginia Power’s contract liability balances were $26 million and $22 million, respectively. At June 30, 2019 and December 31, 2018, Dominion Energy Gas’ contract liability balances were $13 million and $40 million, respectively. During the six months ended June 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $91 million, $22 million and $39 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	0.7	3.8	4.7	4.5	4.2	3.6
Investment tax credits	(3.8)	(0.9)	(5.2)	(1.4)	—	—
Production tax credits	(1.1)	(0.7)	(0.8)	(0.7)	—	—
Reversal of excess deferred income taxes	(6.9)	(1.5)	(4.2)	(2.0)	(2.8)	(1.2)
State legislative change	—	(1.6)	—	—	—	0.3
Write-off of regulatory assets	(41.6)	—	—	—	—	—
Other, net	(2.2)	(2.0)	0.3	(0.2)	(0.5)	(0.2)
Effective tax rate	(33.9)%	18.1%	15.8%	21.2%	21.9%	23.5%

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

As part of the SCANA Combination, Dominion Energy acquired SCANA’s unrecognized tax benefits of $106 million.  In the first quarter of 2019, Dominion Energy completed the evaluation of a state income tax position acquired in the SCANA Combination that increased unrecognized tax benefits by $51 million.  In the second quarter, Dominion Energy completed the evaluation of a federal income tax position acquired in the SCANA Combination that increased unrecognized tax benefits by $18 million. In total, these adjustments resulted in an increase to goodwill of $58 million and had no impact on Dominion Energy’s income tax expense.

As of June 30, 2019, there have been no other material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of these unrecognized tax benefits.

The 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be finalized regulations, the Companies expect interest expense to be deductible in 2019.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions, except EPS)
Net income (loss) attributable to Dominion Energy - Basic	$54	$449	$(626)	$952
Dilutive effect of Series A Preferred Stock	(13)	—	—	—
Net income (loss) attributable to Dominion Energy - Diluted	41	449	(626)	952

Average shares of common stock outstanding – Basic	802.5	652.8	797.8	651.6
Net effect of dilutive securities	0.1	0.3	—	0.2
Average shares of common stock outstanding – Diluted	802.6	653.1	797.8	651.8
Earnings Per Common Share – Basic	$0.07	$0.69	$(0.78)	$1.46
Earnings Per Common Share – Diluted	$0.05	$0.69	$(0.78)	$1.46

As a result of a net loss for the six months ended June 30, 2019, any adjustments to earnings or shares would be considered antidilutive and therefore are excluded from the calculation of diluted EPS.  The 2019 Equity Units are potentially dilutive securities. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS for the three months ended June 30, 2019, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS, but a fair value adjustment is reflected within net income attributable to Dominion Energy for the calculation of diluted EPS for the three months ended June 30, 2019 based upon the expectation that the conversion will be settled in cash rather than through issuance of Dominion Energy common stock. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three months ended June 30, 2019 and for the three and six months ended June 30, 2018, as the dilutive stock price threshold was not met. The forward sales agreements, effective April 2018, were potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and six months ended June 30, 2018. The Dominion Energy Midstream convertible preferred units were potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and six months ended June 30, 2018. In calculating diluted EPS in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applied the if-converted method.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended June 30, 2019
Beginning balance	$(290)	$18	$(1,457)	$(2)	$(1,731)
Other comprehensive income before reclassifications: gains (losses)	(78)	13	113	—	48
Amounts reclassified from AOCI: (gains) losses(1)	(21)	(1)	22	—	—
Net current period other comprehensive income (loss)	(99)	12	135	—	48
Ending balance	$(389)	$30	$(1,322)	$(2)	$(1,683)
Three Months Ended June 30, 2018
Beginning balance	$(248)	$3	$(1,303)	$(3)	$(1,551)
Other comprehensive income before reclassifications: gains (losses)	(33)	(5)	—	1	(37)
Amounts reclassified from AOCI: (gains) losses(1)	33	—	17	—	50
Net current period other comprehensive income (loss)	—	(5)	17	1	13
Ending balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
Six Months Ended June 30, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(102)	29	113	—	40
Amounts reclassified from AOCI: (gains) losses(1)	(52)	(1)	30	—	(23)
Net current period other comprehensive income (loss)	(154)	28	143	—	17
Ending balance	$(389)	$30	$(1,322)	$(2)	$(1,683)
Six Months Ended June 30, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	78	(18)	—	1	61
Amounts reclassified from AOCI: (gains) losses(1)	41	1	42	—	84
Net current period other comprehensive income (loss)	119	(17)	42	1	145
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(38)	Operating revenue
Interest rate contracts	13	Interest and related charges
Foreign currency contracts	(4)	Other income
Total	(29)
Tax	8	Income tax expense
Total, net of tax	$(21)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(8)	Other income
Amortization of actuarial losses	27	Other income
Total	19
Tax	3	Income tax expense
Total, net of tax	$22
Three Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$16	Operating revenue
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	16	Other income
Total	44
Tax	(11)	Income tax expense
Total, net of tax	$33
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$1	Other income
Total	1
Tax	(1)	Income tax expense
Total, net of tax	$—
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	29	Other income
Total	24
Tax	(7)	Income tax expense
Total, net of tax	$17

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Six Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(92)	Operating revenue
	(3)	Purchased gas
Interest rate contracts	23	Interest and related charges
Foreign currency contracts	2	Other income
Total	(70)
Tax	18	Income tax expense
Total, net of tax	$(52)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(13)	Other income
Amortization of actuarial losses	54	Other income
Total	41
Tax	(11)	Income tax expense
Total, net of tax	$30
Six Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$28	Operating revenue
	2	Purchased gas
	(7)	Electric fuel and other energy-related purchases
Interest rate contracts	24	Interest and related charges
Foreign currency contracts	8	Other income
Total	55
Tax	(14)	Income tax expense
Total, net of tax	$41
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(11)	Other income
Amortization of actuarial losses	61	Other income
Total	50
Tax	(8)	Income tax expense
Total, net of tax	$42

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended June 30, 2019
Beginning balance	$(20)	$3	$(17)
Other comprehensive income before reclassifications: gains (losses)	(11)	2	(9)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(10)	1	(9)
Ending balance	$(30)	$4	$(26)
Three Months Ended June 30, 2018
Beginning balance	$(10)	$1	$(9)
Other comprehensive income before reclassifications: gains (losses)	2	(2)	—
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—
Ending balance	$(8)	$(1)	$(9)
Six Months Ended June 30, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(18)	4	(14)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(17)	3	(14)
Ending balance	$(30)	$4	$(26)
Six Months Ended June 30, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	7	(2)	5
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	7	(2)	5
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(8)	$(1)	$(9)
(1)	Virginia Power’s reclassifications out of AOCI were immaterial for both the three and six months ended June 30, 2019 and 2018.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended June 30, 2019
Beginning balance	$(48)	$(143)	$(191)
Other comprehensive income before reclassifications: gains (losses)	(24)	29	5
Amounts reclassified from AOCI: (gains) losses(1)	(2)	2	—
Net current period other comprehensive income (loss)	(26)	31	5
Ending balance	$(74)	$(112)	$(186)
Three Months Ended June 30, 2018
Beginning balance	$(18)	$(95)	$(113)
Other comprehensive income before reclassifications: gains (losses)	(20)	—	(20)
Amounts reclassified from AOCI: (gains) losses(1)	14	1	15
Net current period other comprehensive income (loss)	(6)	1	(5)
Ending balance	$(24)	$(94)	$(118)
Six Months Ended June 30, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(51)	29	(22)
Amounts reclassified from AOCI: (gains) losses(1)	2	3	5
Net current period other comprehensive income (loss)	(49)	32	(17)
Ending balance	$(74)	$(112)	$(186)
Six Months Ended June 30, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	(7)	—	(7)
Amounts reclassified from AOCI: (gains) losses(1)	11	2	13
Net current period other comprehensive income (loss)	4	2	6
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(24)	$(94)	$(118)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$2	Interest and related charges
Foreign currency contracts	(4)	Other income
Total	(2)
Tax	—	Income tax expense
Total, net of tax	$(2)
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense
Total, net of tax	$2
Three Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$2	Operating revenue
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	16	Other income
Total	19
Tax	(5)	Income tax expense
Total, net of tax	$14
Unrecognized pension costs:
Actuarial losses	$1	Other income
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Six Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Operating revenue
Interest rate contracts	3	Interest and related charges
Foreign currency contracts	2	Other income
Total	3
Tax	(1)	Income tax expense
Total, net of tax	$2
Unrecognized pension costs:
Actuarial losses	$4	Other income
Total	4
Tax	(1)	Income tax expense
Total, net of tax	$3
Six Months Ended June 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$5	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	8	Other income
Total	15
Tax	(4)	Income tax expense
Total, net of tax	$11
Unrecognized pension costs:
Actuarial losses	$3	Other income
Total	3
Tax	(1)	Income tax expense

Total, net of tax	$2

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at June 30, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$76	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	7	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 12	4
			Price volatility	(4)	2% - 34%	19%
Total assets	$84
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(4) - 4	—
Physical options:
Natural gas	6	Option model	Market price (per Dth)	(3)	1 - 8	3
			Price volatility	(4)	2% - 71%	29%
Total liabilities	$9
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2019
Assets
Derivatives:
Commodity	$—	$104	$84	$188
Interest rate	—	7	—	7
Foreign currency	—	14	—	14
Investments(1):
Equity securities:
U.S.	3,826	—	—	3,826
Fixed income securities:
Corporate debt instruments	—	500	—	500
Government securities	488	668	—	1,156
Cash equivalents and other	19	—	—	19
Total assets	$4,333	$1,293	$84	$5,710
Liabilities
Derivatives:
Commodity	$6	$54	$9	$69
Interest rate	—	557	—	557
Total liabilities	$6	$611	$9	$626
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$180	$70	$250
Interest rate	—	18	—	18
Foreign currency	—	26	—	26
Investments(1):
Equity securities:
U.S.	3,277	—	—	3,277
Fixed income securities:
Corporate debt instruments	—	431	—	431
Government securities	455	688	—	1,143
Cash equivalents and other	11	—	—	11
Total assets	$3,743	$1,343	$70	$5,156
Liabilities
Derivatives:
Commodity	$—	$129	$6	$135
Interest rate	—	142	—	142
Foreign currency	—	2	—	2
Total liabilities	$—	$273	$6	$279
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $210 million and $220 million of assets at June 30, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(millions)
Beginning balance	$53	$120	$64	$150
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	3	—	2	(1)
Purchased gas	1	—	1	—
Electric fuel and other energy-related purchases	(3)	(2)	(7)	(19)
Included in other comprehensive income	—	—	—	1
Included in regulatory assets/liabilities	18	11	25	(10)
Settlements	3	(10)	2	(3)
Purchases	—	—	(10)	—
Transfers out of Level 3	—	—	(2)	1
Ending balance	$75	$119	$75	$119
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date:
Operating revenue	$2	$—	$2	$—
Purchased gas	1	—	1	—
Total	$3	$—	$3	$—

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$74	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	7	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Total assets	$81
Liabilities
Financial forwards:
FTRs	$3	Discounted cash flow	Market price (per MWh)	(3)	(4) - 4	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	1 - 7	3
			Price volatility	(4)	20% - 71%	38%
Total liabilities	$4
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2019
Assets
Derivatives:
Commodity	$—	$2	$81	$83
Investments(1):
Equity securities:
U.S.	1,753	—	—	1,753
Fixed income securities:
Corporate debt instruments	—	257	—	257
Government securities	205	313	—	518
Total assets	$1,958	$572	$81	$2,611
Liabilities
Derivatives:
Commodity	$—	$22	$4	$26
Interest rate	—	332	—	332
Total liabilities	$—	$354	$4	$358
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$24	$66	$90
Interest rate	—	3	—	3
Investments(1):
Equity securities:
U.S.	1,476	—	—	1,476
Fixed income securities:
Corporate debt instruments	—	221	—	221
Government securities	164	343	—	507
Total assets	$1,640	$591	$66	$2,297
Liabilities
Derivatives:
Commodity	$—	$9	$6	$15
Interest rate	—	88	—	88
Total liabilities	$—	$97	$6	$103
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $153 million and $160 million of assets at June 30, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(millions)
Beginning balance	$59	$117	$60	$147
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(3)	(2)	(7)	(19)
Included in regulatory assets/liabilities	18	8	26	(11)
Settlements	3	(8)	(2)	(2)
Ending balance	$77	$115	$77	$115

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2019 and 2018.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2019
Assets
Commodity	$—	$2	$—	$2
Foreign currency	—	14	—	14
Total assets	$—	$16	$—	$16
Liabilities
Interest rate	$—	$77	$—	$77
Total liabilities	$—	$77	$—	$77
At December 31, 2018
Assets
Commodity	$—	$3	$—	$3
Foreign currency	—	26	—	26
Total assets	$—	$29	$—	$29
Liabilities
Interest rate	$—	$17	$—	$17
Foreign currency	—	2	—	2
Total liabilities	$—	$19	$—	$19

The following table presents the net change in Dominion Energy Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three and six months ended June 30, 2019 and the three months ended June 30, 2018.

Six Months Ended
June 30,
2018
(millions)
Beginning balance	$(2)
Total realized and unrealized gains:
Included in other comprehensive income	1
Transfers out of Level 3	1
Ending balance	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the six months ended June 30, 2018. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the six months ended June 30, 2018.

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

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$34,217	$37,631	$29,952	$31,045
Credit facility borrowings	—	—	73	73
Junior subordinated notes(3)	4,795	4,898	3,430	3,358
Remarketable subordinated notes(3)	—	—	1,386	1,340
Virginia Power
Long-term debt, including securities due within one year(3)	$11,293	$12,840	$11,671	$12,400
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$4,065	$4,252	$4,058	$4,072
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At June 30, 2019 and December 31, 2018, includes the valuation of certain fair value hedges associated with fixed rate debt of $2 million and $(20) million, respectively.

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

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 19 for further information regarding credit-related contingent features for the Companies’ derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$103	$5	$—	$98	$175	$12	$—	$163
Exchange	82	24	—	58	68	68	—	—
Interest rate contracts:
Over-the-counter	7	3	—	4	18	1	—	17
Foreign currency contracts:
Over-the-counter	14	13	—	1	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$206	$45	$—	$161	$287	$83	$—	$204
(1)	Excludes $3 million and $7 million of derivative assets at June 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$42	$5	$—	$37	$19	$12	$—	$7
Exchange	24	24	—	—	115	68	47	—
Interest rate contracts:
Over-the-counter	557	16	35	506	142	1	—	141
Foreign currency contracts:
Over-the-counter	—	—	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$623	$45	$35	$543	$278	$83	$47	$148
(1)	Excludes $3 million and $1 million of derivative liabilities at June 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	111	67
Basis	248	525
Electricity (MWh):
Fixed price	5,881,750	771,800
FTRs	104,772,623	—
NGLs (Gal)	18,648,000	—
Interest rate(2)	$1,150,000,000	$5,394,066,073
Foreign currency(2)(3)	$—	$280,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.
(3)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(6)	$(6)	40 months
Electricity	38	32	18 months
Other	1	1	9 months
Interest rate	(429)	(47)	390 months
Foreign currency	7	—	84 months
Total	$(389)	$(20)

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three and six months ended June 30, 2019 and 2018.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(millions)
Long-term debt	$(1,652)	$(1,631)	$(2)	$20

(1)	Includes $(895) million and $(892) million related to discontinued hedging relationships at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $5 million and $8 million of hedging adjustments on discontinued hedging relationships at June 30, 2019 and December 31, 2018, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2019
ASSETS
Current Assets
Commodity	$43	$70	$113
Total current derivative assets(1)	43	70	113
Noncurrent Assets
Commodity	10	65	75
Interest rate	7	—	7
Foreign currency	14	—	14
Total noncurrent derivative assets(2)	31	65	96
Total derivative assets	$74	$135	$209
LIABILITIES
Current Liabilities
Commodity	$10	$48	$58
Interest rate	142	1	143
Total current derivative liabilities(3)	152	49	201
Noncurrent Liabilities
Commodity	2	9	11
Interest rate	397	17	414
Total noncurrent derivative liabilities(4)	399	26	425
Total derivative liabilities	$551	$75	$626
December 31, 2018
ASSETS
Current Assets
Commodity	$55	$154	$209
Interest rate	14	—	14
Total current derivative assets(1)	69	154	223
Noncurrent Assets
Commodity	6	35	41
Interest rate	4	—	4
Foreign currency	26	—	26
Total noncurrent derivative assets(2)	36	35	71
Total derivative assets	$105	$189	$294
LIABILITIES
Current Liabilities
Commodity	$17	$112	$129
Interest rate	26	—	26
Foreign currency	2	—	2
Total current derivative liabilities(3)	45	112	157
Noncurrent Liabilities
Commodity	5	1	6
Interest rate	116	—	116
Total noncurrent derivative liabilities(4)	121	1	122
Total derivative liabilities	$166	$113	$279
(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$38
Total commodity	$35	$38	$—
Interest rate(3)	(142)	(13)	(131)
Foreign currency(4)	2	4	—
Total	$(105)	$29	$(131)
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(16)
Total commodity	$(39)	$(16)	$—
Interest rate(3)	9	(12)	25
Foreign currency(4)	(14)	(16)	—
Total	$(44)	$(44)	$25
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$92
Purchased gas		3
Total commodity	$101	$95	$—
Interest rate(3)	(226)	(23)	(215)
Foreign currency(4)	(9)	(2)	—
Total	$(134)	$70	$(215)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(28)
Purchased gas		(2)
Electric fuel and other energy-related purchases		7
Total commodity	$58	$(23)	$—
Interest rate(3)	47	(24)	93
Foreign currency(4)	(1)	(8)	—
Total	$104	$(55)	$93
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$27	$(9)	$30	$(3)
Purchased gas	(11)	4	(8)	4
Electric fuel and other energy-related purchases	(3)	(3)	(12)	(16)
Total	$13	$(8)	$10	$(15)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$81	$3	$—	$78	$64	$6	$—	$58
Interest rate contracts:
Over-the-counter	—	—	—	—	3	—	—	3
Total derivatives, subject to a master netting or similar arrangement	$81	$3	$—	$78	$67	$6	$—	$61
(1)	Excludes $2 million and $26 million of derivative assets at June 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$3	$3	$—	$—	$6	$6	$—	$—
Interest rate contracts:
Over-the-counter	332	—	—	332	88	—	—	88
Total derivatives, subject to a master netting or similar arrangement	$335	$3	$—	$332	$94	$6	$—	$88

(1)	Excludes $23 million and $9 million of derivative liabilities at June 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	39	22
Basis	141	455
Electricity (MWh):
FTRs	104,772,623	—
Interest rate(2)	$850,000,000	$1,200,000,000
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(30)	$(1)	390 months
Total	$(30)	$(1)

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
(millions)
June 30, 2019
ASSETS
Current Assets
Commodity	$—	$24	$24
Total current derivative assets(1)	—	24	24
Noncurrent Assets
Commodity	—	59	59
Total noncurrent derivative assets(2)	—	59	59
Total derivative assets	$—	$83	$83
LIABILITIES
Current Liabilities
Commodity	$—	$20	$20
Interest rate	104	—	104
Total current derivative liabilities(3)	104	20	124
Noncurrent Liabilities
Commodity	—	6	6
Interest rate	228	—	228
Total noncurrent derivatives liabilities(4)	228	6	234
Total derivative liabilities	$332	$26	$358
December 31, 2018
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	3	—	3
Total current derivative assets(1)	3	60	63
Noncurrent Assets
Commodity	—	30	30
Total noncurrent derivative assets(2)	—	30	30
Total derivative assets	$3	$90	$93
LIABILITIES
Current Liabilities
Commodity	$—	$15	$15
Interest rate	10	—	10
Total current derivative liabilities(3)	10	15	25
Noncurrent Liabilities
Interest rate	78	—	78
Total noncurrent derivatives liabilities(4)	78	—	78
Total derivative liabilities	$88	$15	$103
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(15)	$(1)	$(133)
Total	$(15)	$(1)	$(133)
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$2	$—	$25
Total	$2	$—	$25
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(24)	$(1)	$(218)
Total	$(24)	$(1)	$(218)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$9	$—	$93
Total	$9	$—	$93
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(3)	$(3)	$(12)	$(3)
Total	$(3)	$(3)	$(12)	$(3)
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

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$—	$2	$3	$—	$—	$3
Foreign currency contracts:
Over-the-counter	14	13	—	1	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$16	$13	$—	$3	$29	$2	$—	$27

		June 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$77	$13	$—	$64	$17	$—	$—	$17
Foreign currency contracts:
Over-the-counter	—	—	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$77	$13	$—	$64	$19	$2	$—	$17

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at June 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Basis	1	—
NGLs (Gal)	18,648,000	—
Interest rate(1)	$300,000,000	$1,000,000,000
Foreign currency(1)(2)	$—	$280,000,000
(1)	Maturity is determined based on final settlement period.
(2)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at June 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$1	$1	9 months
Interest rate	(82)	$(7)	306 months
Foreign currency	7	—	84 months
Total	$(74)	$(6)

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
(millions)
June 30, 2019
ASSETS
Current Assets
Commodity	$2	$—	$2
Total current derivative assets(1)	2	—	2
Noncurrent Assets
Foreign currency	14	—	14
Total noncurrent derivative assets(2)	14	—	14
Total derivative assets	$16	$—	$16
LIABILITIES
Current Liabilities
Interest rate	$34	$—	$34
Total current derivative liabilities(3)	34	—	34
Noncurrent Liabilities
Interest rate	43	—	43
Total noncurrent derivative liabilities(4)	43	—	43
Total derivative liabilities	$77	$—	$77
December 31, 2018
ASSETS
Current Assets
Commodity	$3	$—	$3
Total current derivative assets(1)	3	—	3
Noncurrent Assets
Foreign currency	26	—	26
Total noncurrent derivative assets(2)	26	—	26
Total derivative assets	$29	$—	$29
LIABILITIES
Current Liabilities
Interest rate	$9	$—	$9
Foreign currency	2	—	2
Total current derivative liabilities(3)	11	—	11
Noncurrent Liabilities
Interest rate	8	—	8
Total noncurrent derivative liabilities(4)	8	—	8
Total derivative liabilities	$19	$—	$19

(1)	Current derivative assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$—
Total commodity	$3	$—
Interest rate(2)	(36)	(2)
Foreign currency(3)	1	4
Total	$(32)	$2
Three Months Ended June 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(2)
Total commodity	$(10)	$(2)
Interest rate(2)	(3)	(1)
Foreign currency(3)	(14)	(16)
Total	$(27)	$(19)
Six Months Ended June 30, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$2
Total commodity	$2	$2
Interest rate(2)	(60)	(3)
Foreign currency(3)	(10)	(2)
Total	$(68)	$(3)
Six Months Ended June 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(5)
Total commodity	$(6)	$(5)
Interest rate(2)	(3)	(2)
Foreign currency(3)	(1)	(8)
Total	$(10)	$(15)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $113 million and $111 million at June 30, 2019 and December 31, 2018, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
June 30, 2019
Equity securities:(1)
U.S.	$1,776	$2,120	$(21)		$3,875
Fixed income securities:(2)
Corporate debt instruments	474	27	(1)		500
Government securities	1,073	41	(2)		1,112
Common/collective trust funds	63	—	—		63
Insurance contracts	206	—	—		206
Cash equivalents and other(3)	11	—	—		11
Total	$3,603	$2,188	$(24)	(4)	$5,767
December 31, 2018
Equity securities:(1)
U.S.	$1,741	$1,640	$(51)		$3,330
Fixed income securities:(2)
Corporate debt instruments	435	5	(9)		431
Government securities	1,092	17	(12)		1,097
Common/collective trust funds	76	—	—		76
Cash equivalents and other	4	—	—		4
Total	$3,348	$1,662	$(72)	(4)	$4,938
(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $3 million at June 30, 2019.
(4)	The fair value of securities in an unrealized loss position was $208 million and $833 million at June 30, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Net gains recognized during the period	$156	$89	$570	$24
Less: Net gains recognized during the period on securities sold during the period	(25)	(16)	(44)	(35)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2019 and 2018(1)	$131	$73	$526	$(11)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$203
Due after one year through five years	397
Due after five years through ten years	387
Due after ten years	688
Total	$1,675

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Proceeds from sales	$376	$425	$882	$844
Realized gains(1)	56	36	99	72
Realized losses(1)	27	23	50	42
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Dominion Energy were immaterial for the three and six months ended June 30, 2019 and 2018.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
June 30, 2019
Equity securities:(1)
U.S.	$888	$981	$(11)		$1,858
Fixed income securities:(2)
Corporate debt instruments	244	13	—		257
Government securities	500	18	(1)		517
Common/collective trust funds	47	—	—		47
Cash equivalents and other(3)	3	—	—		3
Total	$1,682	$1,012	$(12)	(4)	$2,682
December 31, 2018
Equity securities:(1)
U.S.	$858	$751	$(24)		$1,585
Fixed income securities:(2)
Corporate debt instruments	224	2	(5)		221
Government securities	504	7	(5)		506
Common/collective trust funds	51	—	—		51
Cash equivalents and other(3)	6	—	—		6
Total	$1,643	$760	$(34)	(4)	$2,369
(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $3 million and $6 million at June 30, 2019 and December 31, 2018, respectively.
(4)	The fair value of securities in an unrealized loss position was $97 million and $404 million at June 30, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Net gains recognized during the period	$70	$44	$256	$12
Less: Net gains recognized during the period on securities sold during the period	(7)	(8)	(8)	(23)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2019 and 2018(1)	$63	$36	$248	$(11)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$98
Due after one year through five years	154
Due after five years through ten years	212
Due after ten years	357
Total	$821

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Proceeds from sales	$194	$196	$447	$414
Realized gains(1)	15	15	25	33
Realized losses(1)	3	7	12	12
(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were immaterial for the three and six months ended June 30, 2019 and 2018.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion Energy an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. As of June 30, 2019, the members hold the following membership interests: Dominion Energy, 48%; Duke, 47%; and Southern Company Gas, 5%.

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

Dominion Energy recorded contributions of $33 million and $81 million during the three months ended June 30, 2019 and 2018, respectively, and $128 million and $159 million during the six months ended June 30, 2019 and 2018, respectively, to Atlantic Coast Pipeline. At June 30, 2019, Dominion Energy had $11 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $26 million and $60 million for the three months ended June 30, 2019 and 2018, respectively, and $57 million and $106 million for the six months ended June 30, 2019 and 2018, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $10 million and $13 million at June 30, 2019 and December 31, 2018, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 18 for more information.

During the third and fourth quarters of 2018, a FERC stop work order together with delays in obtaining permits necessary for construction along with construction delays due to judicial actions impacted the cost and schedule for the project. As a result, project cost estimates have increased from between $6.0 billion to $6.5 billion to between $7.0 billion to $7.5 billion, excluding financing costs. Atlantic Coast Pipeline expects to achieve a late 2020 in-service date for at least key segments of the project, while the remainder may extend into early 2021. Alternatively, if it takes longer to resolve the judicial issues, such as through resolution of the appeal to the Supreme Court of the U.S. filed in June 2019, full in-service could extend to the end of 2021 with total project cost estimated to increase an additional $250 million, resulting in total project cost estimates of $7.25 billion to $7.75 billion, excluding financing costs. Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies. Project construction activities, schedules and costs are subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations.

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

Dominion Energy Gas

Iroquois

Dominion Energy Gas’ equity earnings totaled $10 million and $14 million for the six months ended June 30, 2019 and 2018, respectively. Dominion Energy Gas received distributions of $13 million and $14 million for the six months ended June 30, 2019 and 2018, respectively.  At June 30, 2019 and December 31, 2018, the carrying amount of Dominion Energy Gas’ investment of $88 million and $91 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Virginia Power

Acquisitions of Solar Projects

In February 2019, Virginia Power completed the acquisition of a solar development project in Virginia. The facility commenced commercial operations in April 2019, generating 20 MW, at a cost of $37 million, including the initial acquisition cost.

In August 2018, Virginia Power entered into agreements to acquire two solar development projects in North Carolina and Virginia. The first acquisition was completed in March 2019. The project is expected to commence commercial operations by the end of 2020 and cost approximately $130 million once constructed, including the initial acquisition cost. The second acquisition was completed in May 2019. The project is expected to commence commercial operations by the end of 2019 and cost approximately $120 million, including the initial acquisition cost. The projects are expected to generate 155 MW combined.

In September 2017, Virginia Power entered into agreements to acquire two solar development projects in North Carolina. The first acquisition closed in October 2018. The facility commenced commercial operations in December 2018 at a cost of $140 million, including the initial acquisition cost. The second acquisition was completed in June 2019. The project is expected to commence commercial operations by the end of 2019 and cost approximately $140 million, including the initial acquisition cost. The projects are expected to generate approximately 155 MW combined.

In June 2019, Virginia Power entered into an agreement to acquire a solar development project in Virginia. The project is expected to commence commercial operations by the end of 2020 and cost approximately $160 million once constructed, including the initial acquisition cost. The project is expected to generate approximately 88 MW.

In June 2019, Virginia Power completed the acquisition of a solar development project in Virginia. The project is expected to commence commercial operations by the end of 2021 and cost approximately $260 million once constructed, including the initial acquisition cost. The project is expected to generate approximately 150 MW.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2019	December 31, 2018
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$124	$174
Deferred project costs and DSM programs for gas utilities(2)	64	17
Unrecovered gas costs(3)	55	14
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)	56	78
Deferred nuclear refueling outage costs(6)	56	69
NND Project costs(7)	138	—
PJM transmission rates(8)	69	45
Other	183	99
Regulatory assets-current	745	496
Deferred cost of fuel used in electric generation(1)	1	83
Unrecognized pension and other postretirement benefit costs(9)	1,360	1,497
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)(10)	278	230
Deferred project costs for gas utilities(2)	451	335
PJM transmission rates(8)	169	192
Interest rate hedges(11)	706	184
AROs and related funding(12)	340	—
Cost of reacquired debt(13)(14)	203	3
NND Project costs(7)	2,572	—
Ash pond and landfill closure costs(15)	968	27
Other	515	125
Regulatory assets-noncurrent	7,563	2,676
Total regulatory assets	$8,308	$3,172
Regulatory liabilities:
Provision for future cost of removal and AROs(16)	$117	$117
Reserve for refunds and rate credits to electric utility customers(17)	136	71
Cost-of-service impact of 2017 Tax Reform Act(18)	13	104
Income taxes refundable through future rates(19)	130	—
Monetization of guarantee settlement(20)	67	—
Other	60	64
Regulatory liabilities-current	523	356
Income taxes refundable through future rates(19)	4,937	4,071
Provision for future cost of removal and AROs(16)	2,229	1,409
Nuclear decommissioning trust(21)	1,314	1,070
Monetization of guarantee settlement(20)	1,003	—
Reserve for refunds and rate credits to electric utility customers(17)	813	—
Overrecovered other postretirement benefit costs(22)	139	120
Other	373	170
Regulatory liabilities-noncurrent	10,808	6,840
Total regulatory liabilities	$11,331	$7,196
(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(5)

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

(6)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(7)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 for more information.

(8)

Reflects amounts to be recovered through retail rates in Virginia for payments Virginia Power will make to PJM over a ten-year period ending 2028 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(9)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(10)	During the first quarter of 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax) to write-off the balance of a regulatory asset for which it is no longer seeking recovery.
(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 26 years.

(12)

Represents deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including V.C. Summer nuclear power station, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 106 years.

(13)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 30 years as of June 30, 2019.

(14)

In March 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.2 billion, as discussed in Note 17. As a result of this transaction, Dominion Energy incurred costs, including write-off of unamortized discount, premium, and debt issuance costs, of $187 million.

(15)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCRs to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. See Note 18 for additional information.

(16)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(17)

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

(18)

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

(19)

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

(20)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.  See Note 3 for additional information.

(21)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(22)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	June 30, 2019	December 31, 2018
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$111	$174
Deferred rate adjustment clause costs(2)(3)	56	78
Deferred nuclear refueling outage costs(4)	56	69
PJM transmission rates(5)	69	45
Other	51	58
Regulatory assets-current(6)	343	424
Deferred rate adjustment clause costs(2)(3)(7)	278	230
PJM transmission rates(5)	169	192
Interest rate hedges(8)	367	151
Deferred cost of fuel used in electric generation(1)	1	83
Ash pond and landfill closure costs(9)	968	27
Other	89	54
Regulatory assets-noncurrent	1,872	737
Total regulatory assets	$2,215	$1,161
Regulatory liabilities:
Provision for future cost of removal(10)	$92	$92
Cost-of-service impact of 2017 Tax Reform Act(11)	10	95
Reserve for rate credits to electric utility customers(12)	—	71
Income taxes refundable through future rates(13)	74	—
Other	12	41
Regulatory liabilities-current	188	299
Income taxes refundable through future rates(13)	2,413	2,579
Nuclear decommissioning trust(14)	1,314	1,070
Provision for future cost of removal(10)	969	940
Other	116	58
Regulatory liabilities-noncurrent	4,812	4,647
Total regulatory liabilities	$5,000	$4,946
(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
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

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 22 years.

(9)   Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. See Note 18 for additional information.

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

	June 30, 2019	December 31, 2018
(millions)
Dominion Energy Gas
Regulatory assets:
Deferred project costs(1)	$33	$18
PIPP(2)	10	—
Unrecovered gas costs(3)	1	9
Other	2	2
Regulatory assets-current(4)	46	29
Unrecognized pension and other postretirement benefit costs(5)	289	392
Deferred project costs(1)	362	334
Other	1	1
Regulatory assets-noncurrent(6)	652	727
Total regulatory assets	$698	$756
Regulatory liabilities:
Provision for future cost of removal and AROs(7)	$14	$14
PIPP(2)	—	3
Other	12	4
Regulatory liabilities-current(8)	26	21
Income taxes refundable through future rates(9)	1,007	1,011
Provision for future cost of removal and AROs(7)	156	158
Overrecovered other postretirement benefit costs(10)	103	92
Other	33	24
Regulatory liabilities-noncurrent	1,299	1,285
Total regulatory liabilities	$1,325	$1,306
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

At June 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas’ regulatory assets include $2.3 billion, $1.3 billion and $104 million, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

In January 2019, FERC issued an order denying PJM’s request to waive certain provisions of the PJM Tariff regarding the liquidation of a portfolio of FTRs owned by GreenHat who had defaulted on its financial obligations. As a result of FERC’s order, PJM is required to use the existing tariff provisions to liquidate GreenHat’s FTR portfolio and allocate the resulting costs to PJM members. In February 2019, PJM filed a request for clarification and rehearing with FERC. Also in February 2019, Virginia Power and certain other PJM members filed a request for rehearing with FERC. In June 2019, FERC established a hearing and settlement proceedings to address the issues raised in PJM’s request for clarification and rehearing.  While the impacts of this order could be material to Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impacts.

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report which could have the potential to result in adjustments which could be material to Dominion Energy and Dominion Energy Gas’ results of operations.  In December 2017, DETI provided its response to the audit report. DETI recognized a charge of $129 million ($94 million after-tax) recorded primarily within impairment of assets and other charges in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income during the second quarter of 2018 for a disallowance of plant, originally established beginning in 2012, in anticipation of resolution of one matter with FERC. DETI reached resolution of certain matters with FERC in the fourth quarter of 2018. Pending final resolution of the audit process and a determination by FERC, management is unable to estimate the potential impact of the remaining finding and no amounts have been recognized.

2017 Tax Reform Act

Other than the items discussed below, which are pending or have been resolved during the period, there have been no changes to the 2017 Tax Reform Act matters discussed in Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

In January 2019, Virginia Power filed updated testimony in response to the Virginia Commission’s September 2018 order with a proposed annual revenue reduction of approximately $171 million. Additionally, Virginia Power proposed to issue a one-time bill credit to customers within 90 days of this effective date, to true-up the difference between the final revenue reduction for the period January 1, 2018 through March 31, 2019 and the $125 million interim rate reduction implemented on July 1, 2018. In March 2019, the Virginia Commission issued an order approving an annual revenue reduction of approximately $183 million effective April 2019 and ordered Virginia Power to implement the one-time customer credit on or before July 1, 2019. In the second quarter of 2019, Virginia Power refunded to customers $132 million.

In October 2018, the North Carolina Commission issued an order requesting companies file to reduce base rates expeditiously. Virginia Power made its compliance filing in October 2018 and submitted an annual base rate revenue decrease of approximately $14 million effective in early 2019. Virginia Power also proposed to issue a one-time bill credit in early 2019 for its 2018 tax savings collected provisionally from customers. The order allowed for the disposition of excess deferred income taxes to be deferred for consideration until the utilities’ next base rate case, but no longer than 3 years, and initiated a quarterly reporting requirement for such deferred amounts. In March 2019, the North Carolina Commission issued an order approving Virginia Power’s proposed annual base rate revenue decrease and one-time bill credit. In the second quarter of 2019, Virginia Power refunded to customers $13 million.

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. In May 2019, the Utah Commission issued an order approving Questar Gas’ proposal to refund the 2018 amortization of excess deferred income taxes over twelve months beginning in June 2019.  The matter with the Wyoming Commission is pending.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 or Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Virginia Regulation

Virginia Fuel Expenses

In May 2019, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.5 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2019 and the projected June 30, 2019 underrecovered balance of $124 million. Virginia Power’s proposed fuel rate represented a fuel revenue decrease of $192 million when applied to projected kilowatt-hour sales for the period July 1, 2019 to June 30, 2020. Subsequently in May 2019, Virginia Power revised its fuel factor filing to reduce the projected June 30, 2019 underrecovered balance to $107 million and a fuel revenue decrease of $254 million. This matter is pending.

Solar Facility Projects

In July 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct Sadler, which is estimated to cost approximately $146 million, excluding financing costs. Sadler is expected to commence commercial operations, subject to regulatory approvals associated with the project, in the fourth quarter of 2020. Virginia Power also applied for approval of Rider US-4 associated with this project with a proposed $9 million total revenue requirement for the rate year beginning June 1, 2020. These matters are pending.

Rate Adjustment Clauses

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2019, Virginia Power proposed a $920 million total revenue requirement consisting of $474 million for the transmission component of Virginia Power’s base rates and $446 million for Rider T1 for the rate year beginning September 1, 2019. This total revenue requirement represents a $271 million increase versus the revenues to be produced during the rate year under current rates. In July 2019, the Virginia Commission approved the filing.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider BW	October 2018	July 2019	September 2019	$119	$3
Rider US-2	October 2018	July 2019	September 2019	15	2
Rider S	May 2019	Pending	April 2020	206	(9)
Rider GV	May 2019	Pending	April 2020	137	17
Rider W	May 2019	Pending	April 2020	113	8
Rider R	May 2019	Pending	April 2020	49	(8)
Rider B	May 2019	Pending	April 2020	32	(6)
Rider US-3	July 2019	Pending	June 2020	31	21

Electric Transmission Projects

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed.  In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied the request for rehearing and ordered the U.S. District Court for the D.C. Circuit to consider and issue a ruling on whether the permit should be vacated during the U.S. Army Corps of Engineers’ preparation of an environmental impact statement. This matter is pending.

Additional Virginia Power electric transmission projects approved and applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Build a new substation and connect three existing transmission lines thereto in Fluvanna County, Virginia	October 2018	June 2019	230 kV	<1	$30
Rebuild and operate between Suffolk and the Virginia/North Carolina state line	May 2019	Pending	230 kV	11	20

South Carolina Regulation

In June 2019, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2019 with a total revenue requirement of $437 million. This represents a $7 million overall increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective for the rate year beginning November 2019. This matter is pending.

Ohio Regulation

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill.  The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP Rider in accordance with the rules of the Ohio Commission. In July 2019, East Ohio’s annual update of the PIPP rider, filed in May 2019 with the Ohio Commission, was automatically approved after a 45-day waiting period from the date of filing. The revised rider rate reflects recovery over the twelve-month period from July 2019 through June 2020 of projected deferred program costs of approximately $12 million from April 2019 through June 2020, net of recovery for under-recovery of accumulated arrearages of approximately $8 million as of March 31, 2019.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In May 2019, East Ohio filed an application with the Ohio Commission requesting approval of its UEX Rider to reflect recovery of under-recovered accumulated bad debt expense of approximately $3 million as of March 31, 2019, and recovery of prospective net bad debt expense projected to total approximately $15 million for the twelve-month period from April 2019 to March 2020. This matter is pending.

West Virginia Regulation

In May 2019, Hope filed a PREP application with the Public Service Commission of West Virginia requesting approval to recover PREP costs related to $29 million and $39 million of projected capital investment for 2019 and 2020, respectively. The application also includes a true-up of PREP costs related to the 2018 actual capital investment of $30 million and sets forth $10 million of annual PREP costs to be recovered in proposed rates effective November 1, 2019. This matter is pending.

Utah Regulation

In July 2019, Questar Gas filed its base rate case and schedules with the Utah Commission. Questar Gas proposed a non-fuel, base rate increase of $19 million effective March 2020. The base rate increase was proposed to recover the significant investment in distribution infrastructure for the benefit of Utah customers.  Questar Gas presented an earned return of 9.05% based upon a fully-adjusted test period, compared to its authorized 9.85% return, and proposed a 10.5% ROE.  This matter is pending.

FERC – Gas

Cove Point

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities. In October 2018, Cove Point announced it was evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project and in December 2018, after working with project customers for alternative solutions, decided to not pursue further construction at this location resulting in a revised project estimate of approximately $45 million and a write-off of $37 million ($28 million after-tax).  In May 2019, Cove Point filed an application for an amendment to vacate its FERC authorization for the Charles County, Maryland compressor station and revised project scope expected to be placed in service the second half of 2019.

DETI

In January 2018, DETI filed an application to request FERC authorization to construct and operate certain facilities located in Ohio and Pennsylvania for the Sweden Valley project. In June 2019, DETI withdrew its application for the project due to certain regulatory delays. As a result of the project abandonment, during the second quarter of 2019, DETI recorded a charge of $13 million ($10 million after-tax), included in impairment of assets and other charges in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income.

Note 14. Asset Retirement Obligations

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. Dominion Energy and Virginia Power’s AROs are primarily associated with the decommissioning of their nuclear generation facilities and ash pond and landfill closures. Dominion Energy Gas’ AROs primarily include plugging and abandonment of gas and oil wells and the interim retirement of natural gas gathering, transmission, distribution and storage pipeline components.

The Companies have also identified, but not recognized, AROs related to the retirement of Dominion Energy’s LNG facility, Dominion Energy and Dominion Energy Gas’ storage wells in their underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in Dominion Energy and Virginia Power’s generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2019 were as follows:

Amount
(millions)
Dominion Energy
AROs at December 31, 2018(1)	$2,532
Obligations incurred during the period(2)	2,395
Obligations settled during the period	(56)
AROs acquired in the SCANA Combination	577
Revisions in estimated cash flows(2)	(228)
Accretion	83
AROs at June 30, 2019(1)	$5,303
Virginia Power
AROs at December 31, 2018(3)	$1,445
Obligations incurred during the period(2)	2,394
Obligations settled during the period	(41)
Revisions in estimated cash flows(2)	(202)
Accretion	55
AROs at June 30, 2019(3)	$3,651
Dominion Energy Gas
AROs at December 31, 2018(4)	$167
Obligations settled during the period	(4)
Revisions in estimated cash flows	(26)
Accretion	5
AROs at June 30, 2019(4)	$142
(1)	Includes $282 million and $319 million reported in other current liabilities at December 31, 2018 and June 30, 2019, respectively.
(2)	Primarily related to future ash pond and landfill closure costs at certain utility generation facilities. See Note 18 for further information.
(3)	Includes $245 million and $262 million reported in other current liabilities at December 31, 2018 and June 30, 2019, respectively.

(4)      Includes $153 million and $132 million reported in other deferred credits and other liabilities, with the remainder recorded in other current liabilities, at December 31, 2018 and June 30, 2019, respectively.

Dominion Energy and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At June 30, 2019 and December 31, 2018, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $5.8 billion and $4.9 billion, respectively. At June 30, 2019 and December 31, 2018, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $2.7 billion and $2.4 billion, respectively.

Note 15. Leases

At June 30, 2019, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

June 30, 2019
(millions)
Dominion Energy
Lease assets:
Operating lease assets	$468
Finance lease assets(1)	87
Total lease assets	$555
Lease liabilities:
Operating lease liabilities(2)	$59
Finance lease liabilities(3)	15
Total lease liabilities - current	74
Operating lease liabilities	404
Finance lease liabilities(4)	72
Total lease liabilities - noncurrent	476
Total lease liabilities	$550
Virginia Power
Operating lease assets	$191
Finance lease assets(1)	11
Total lease assets	$202
Lease liabilities:
Operating lease liabilities(2)	$31
Finance lease liabilities(3)	2
Total lease liabilities - current	33
Operating lease liabilities	158
Finance lease liabilities(4)	8
Total lease liabilities - noncurrent	166
Total lease liabilities	$199
Dominion Energy Gas
Operating lease assets	$59
Finance lease assets(1)	6
Total lease assets	$65
Lease liabilities:
Operating lease liabilities(2)	$12
Finance lease liabilities(3)	1
Total lease liabilities - current	13
Operating lease liabilities	47
Finance lease liabilities(4)	5
Total lease liabilities - noncurrent	52
Total lease liabilities	$65

(1)

Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $32 million, $2 million and $1 million of accumulated amortization at Dominion Energy, Virginia Power and Dominion Energy Gas, respectively, at June 30, 2019.

(2)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(3)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(4)	Included in long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheet at June 30, 2019 includes property, plant and equipment and accumulated depreciation of $2.8 billion and $318 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

For the three and six months ended June 30, 2019, total lease cost associated with the Companies’ lessee leasing arrangements consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$4	$7
Interest	1	2
Operating lease cost	19	44
Short-term lease cost	7	13
Variable lease cost	1	3
Total lease cost	$32	$69
Virginia Power
Operating lease cost	$11	$21
Short-term lease cost	2	4
Variable lease cost	—	1
Total lease cost	$13	$26
Dominion Energy Gas
Operating lease cost	$3	$7
Short-term lease cost	2	3
Total lease cost	$5	$10

For the six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$2
Operating cash flows for operating leases	61
Financing cash flows for finance leases	6
Virginia Power
Operating cash flows for operating leases	26
Dominion Energy Gas
Operating cash flows for operating leases	10

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statement of Income for the three and six months ended June 30, 2019 includes $53 million and $82 million, respectively, of rental revenue included in operating revenue and $24 million and $47 million, respectively, of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At June 30, 2019, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

June 30, 2019
Dominion Energy
Weighted average remaining lease term - finance leases	7 years
Weighted average remaining lease term - operating leases	21 years
Weighted average discount rate - finance leases	4.68%
Weighted average discount rate - operating leases	4.61%
Virginia Power
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	17 years
Weighted average discount rate - finance leases	4.93%
Weighted average discount rate - operating leases	4.51%
Dominion Energy Gas
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	9 years
Weighted average discount rate - finance leases	4.85%
Weighted average discount rate - operating leases	4.43%

The Companies’ lease liabilities have the following scheduled maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power		Dominion Energy Gas
(millions)	Operating	Finance	Operating	Finance	Operating	Finance
2019	$35	$10	$17	$1	$8	$1
2020	67	18	33	2	13	1
2021	59	16	29	2	11	1
2022	49	14	23	2	9	1
2023	39	11	18	2	6	1
After 2023	531	35	160	3	25	2
Total undiscounted lease payments	780	104	280	12	72	7
Present value adjustment	(317)	(17)	(91)	(2)	(13)	(1)
Present value of lease liabilities	$463	$87	$189	$10	$59	$6

Future Leasing Arrangement

In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $365 million, to fund the estimated project costs. The project is expected to be substantially completed in the third quarter of 2019. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $340 million at June 30, 2019. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 89.9% of the then funded amount. For specific full recourse events, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Note 16. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Dominion Energy

At June 30, 2019 and December 31, 2018, Dominion Energy’s securities due within one year includes $32 million and $31 million, respectively, and long-term debt includes $290 million and $299 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator, effective April 2019. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2019. Virginia Power paid $12 million for electric capacity and $5 million for electric energy to the non-utility generator in the three months ended June 30, 2018. Virginia Power paid $13 million and $25 million for electric capacity and $1 million and $10 million for electric energy to the non-utility generator in the six months ended June 30, 2019 and 2018, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $129 million and $50 million for the three months ended June 30, 2019, $83 million and $31 million for the three months ended June 30, 2018, $218 million and $85 million for the six months ended June 30, 2019 and $172 million and $63 million for the six months ended June 30, 2018, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $92 million and $39 million, respectively, at June 30, 2019, and $107 million and $46 million, respectively, at December 31, 2018, recorded in payables to affiliates.

Note 17. Significant Financing Transactions

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

Dominion Energy

At June 30, 2019, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,526	$91	$3,383
(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility with a maturity date in June 2020 which allows Dominion Energy to issue up to approximately $21 million in letters of credit. At June 30, 2019, Dominion Energy had $11 million in letters of credit outstanding under this agreement.

In March 2019, DESC’s existing $700 million credit facility was terminated and DESC was added as a borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. At June 30, 2019, the sub-limit for DESC was $500 million.

South Carolina Fuel Company, Inc.’s existing credit facility was terminated in February 2019. SCANA and PSNC’s existing credit facilities were terminated in March 2019. Liquidity needs for these entities may be satisfied through short-term intercompany borrowings from Dominion Energy.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At June 30, 2019, no amounts were outstanding under either of these facilities.

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

At June 30, 2019, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$1,300	$6
(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At June 30, 2019, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2019, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$250	$—
(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Questar Gas and DESC. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At June 30, 2019, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

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

In May 2019, Virginia Power redeemed its $40 million 5.0% Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue Bonds, Series 2009A, due in 2023 at the principal outstanding plus accrued interest.

In May 2019, GENCO redeemed its 5.49% senior secured notes due in 2024 at the remaining principal outstanding of $33 million plus accrued interest.  In June 2019, the first mortgage lien on an electric generating facility that previously secured these notes was released.

In May 2019, Virginia Power remarketed four series of tax-exempt bonds, with an aggregate outstanding principal of $198 million to new investors. One of the bonds will bear interest at a coupon rate of 1.8% until April 2022, after which it will bear interest at a market rate to be determined at that time. Three of the bonds will bear interest at a coupon rate of 1.9% until June 2023, after which they will bear interest at a market rate to be determined at that time.

In June 2019, Dominion Energy purchased and cancelled $12 million and $13 million of its June 2006 hybrids and September 2006 hybrids, respectively.  All purchases were conducted in compliance with the applicable replacement capital covenant.

In July 2019, Virginia Power issued $500 million of 2.875% senior notes that mature in 2029.

Remarketable Subordinated Notes

In June 2019, Dominion Energy successfully remarketed its $700 million 2016 Series A-1 2.0% RSNs due 2021 and $700 million 2016 Series A-2 2.0% RSNs due 2024 pursuant to the terms of the 2016 Equity Units.  In connection with the remarketing, the interest rates on the Series A-1 and Series A-2 notes were reset to 2.715% and 3.071%, respectively, payable on a semi-annual basis, and Dominion Energy ceased to have the ability to redeem the notes at its option or defer interest payments. At June 30, 2019, the securities are included in junior subordinated notes in Dominion Energy's Consolidated Balance Sheets. Dominion Energy did not receive any proceeds from the remarketing.  Remarketing proceeds belong to the investors holding the related 2016 Equity Units and were used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds will be applied on behalf of investors at the settlement date of the related stock purchase contracts in August 2019 to pay the purchase price to Dominion Energy for issuance of shares of its common stock.

Noncontrolling Interest in Dominion Energy Midstream

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

2019 Corporate Units

In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units. The Corporate Units are listed on the NYSE under the symbol DCUE. The net proceeds were used for general corporate purposes and to repay short-term debt, including commercial paper.

Each 2019 Series A Corporate Unit consists of a stock purchase contract and a 1/10, or 10%, undivided beneficial ownership interest in one share of Series A Preferred Stock. Beginning in June 2022, the Series A Preferred Stock is convertible at the option of the holder into Dominion Energy common stock under a formula based upon the average closing price of Dominion Energy common stock prior to the conversion date. The Series A Preferred Stock is redeemable in cash by Dominion Energy beginning September 2022 at the liquidation preference. Settlement of any conversion is payable in cash, common stock or a combination thereof, at Dominion Energy’s election.

The stock purchase contracts obligate the holders to purchase shares of Dominion Energy common stock in June 2022. The purchase price to be paid under the stock purchase contracts is $100 per Corporate Unit and the number of shares to be purchased will be determined under a formula based upon the average closing price of Dominion Energy common stock near the settlement date. The Series A Preferred Stock was pledged upon issuance as collateral to secure the purchase of common stock under the related stock purchase contracts.

Dominion Energy pays cumulative dividends on the Series A Preferred Stock and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below. Dominion Energy may elect to pay such dividends and/or payments in cash, shares of Dominion Energy common stock or a combination of cash and shares of Dominion Energy common stock.  Dominion Energy may defer the contract adjustment payments for one or more consecutive periods but generally not beyond the purchase contract settlement date. If payments are deferred, Dominion Energy may not make any distributions related to its capital stock, including dividends, redemptions, repurchases or liquidation payments. Also, during the deferral period, Dominion Energy may not make any payments on or redeem, repay or repurchase any debt securities that are equal in right of payment with, or subordinated to, the contract adjustment payments or make any payment on any guarantee of a security of a subsidiary if the guarantee ranks equal or junior to the contract adjustment payments.  Unless all accumulated and unpaid dividends on the Series A Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series A Preferred Stock as to dividends or upon liquidation, as applicable, including dividends, redemptions, repurchases or liquidation payments.  In such circumstances, Dominion Energy also may not make any contract adjustment payments or other similar types of payments, subject to certain exceptions.

Dominion Energy has recorded the present value of the stock purchase contract payments as a liability offset to common stock. Stock purchase contract payments are recorded against this liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. In calculating diluted EPS, Dominion Energy applies the treasury stock method to the stock purchase contracts and the if-converted method to the Series A Preferred Stock. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, the maximum number of shares of common stock Dominion Energy will issue in June 2022 is 21.8 million.

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)     Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated        Balance Sheets.

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

Dividend Restrictions

At June 30, 2019, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants.  As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases.  There have been no other significant changes to dividend restrictions affecting the Companies described in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Note 18. Commitments and Contingencies

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule would remain in place as the EPA is not proposing to remove coal and oil fired power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and Virginia Power is complying with the applicable requirements of the rule and does not expect any adverse impacts to its operations at this time.

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

ACE Rule

In July 2019, the EPA published the ACE Rule, which repeals and replaces the Clean Power Plan. The final ACE Rule only applies to coal-fired steam electric generating units greater than or equal to 25 MW. The rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022 to implement these performance standards, which plans must be approved by the EPA. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28 million ton initial state-wide carbon cap in 2020. The cap is reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 20 million tons. The final rule includes a provision that allows for delayed VDEQ implementation and possible adjustments to the baseline cap. While the impacts of this program could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impact.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 14 and eight facilities, respectively, that may be subject to the final regulations. Dominion Energy anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

Dominion Energy has determined that it is associated with 22 former manufactured gas plant sites, three of which pertain to Virginia Power and 12 of which pertain to Dominion Energy Gas. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. Except as disclosed below, none of the former sites with which the Companies are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion Energy is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. In addition, a Virginia Power site has been accepted into a state-based voluntary remediation program. In June 2018, Virginia Power submitted a proposed remedial action plan to remove material from this site at an estimated cost of $18 million. Pending VDEQ approval, Virginia Power expects to begin remedial work at this site in late 2019. As a result, in June 2018, Virginia Power recorded a charge of $16 million ($12 million after-tax) in other operations and maintenance expense in the Consolidated Statements of Income. The four sites Dominion Energy acquired in the SCANA Combination associated with DESC are in various states of investigation, remediation and monitoring under work plans approved by, or under review by, the SCDHEC or the EPA. Dominion Energy anticipates that activities at these sites will continue through 2020 at an estimated cost of $10 million. In September 2018, DESC submitted an updated remediation work plan at one site to SCDHEC, which if approved, would increase costs by approximately $8 million. DESC expects to recover costs arising from the remediation work at all four sites through rate recovery mechanisms. Due to the uncertainty surrounding the other sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against SCANA and DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets include reserves of $291 million included within other current liabilities at June 30, 2019.  During the three and six months ended June 30, 2019, Dominion Energy’s Consolidated Statements of Income include charges of $100 million ($75 million after-tax) and $278 million ($208 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property, plant and equipment with a net recorded value of $54 million will be transferred to the plaintiffs as soon as practicable to satisfy the settlement agreement.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina.  The claims are similar to the Santee Cooper Ratepayer Case. This case is pending.

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

SCANA Shareholder Litigation

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

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. The defendants have filed a motion to dismiss the consolidated action in favor of the pending federal derivative action. In February 2019, one action was voluntarily dismissed. This case is pending.

In November 2017, a shareholder derivative action was filed against SCANA and certain former executive officers and directors in the U.S. District Court of the District of South Carolina. Another purported shareholder derivative action was filed in the same court against nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint. The plaintiffs allege, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the NND Project, failing to maintain proper internal controls, failing to properly oversee and manage SCANA and that the individual defendants were unjustly enriched in their compensation. In June 2018, the court denied the defendants’ motions to dismiss and in October 2018, the court denied SCANA’s motion to stay all proceedings pending investigation by a Special Litigation Committee, with leave to refile after the SCANA Merger Approval Order was issued. The plaintiffs have agreed to a stay of this action on the condition that defendants file a motion for judgment on the pleadings, which was filed in January 2019. This case is pending.

In January 2018, a purported class action was filed against SCANA, Dominion Energy and certain former executive officers and directors of SCANA in the State Court of Common Pleas in Lexington County, South Carolina (the City of Warren Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina, and filed a Motion to Dismiss in March 2018. In June 2018, the case was remanded back to the State Court of Common Pleas in Lexington County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with a similar appeal in the Metzler lawsuit discussed below. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court.  The case is pending in the U.S. District Court for the District of South Carolina.

In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The allegations made and the relief sought by the plaintiffs are substantially similar to that described for the City of Warren Lawsuit. In February 2018, Dominion Energy removed the case to the U.S. District Court for the District of South Carolina, and filed a Motion to Dismiss in March 2018. In August 2018, the case was remanded back to the State Court of Common Pleas in Richland County. Dominion Energy appealed the decision to remand to the U.S. Court of Appeals for the Fourth Circuit, where the appeal was consolidated with the City of Warren Lawsuit. In June 2019, the U.S. Court of Appeals for the Fourth Circuit reversed the order remanding the case to state court.  The case is pending in the U.S. District Court for the District of South Carolina.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants.  In June 2019, the plaintiffs filed a motion to remand the case to state court. This case is pending.

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action.  In February 2019, certain of these plaintiffs filed an additional case.  In those cases, the plaintiffs allege, among other things, that SCANA, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which are estimated to be as much as $75 million for 100% of the NND Project.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. DESC has protested the proposed assessment, which remains pending.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. This matter is pending.

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

In April 2017, the Governor of Virginia signed legislation into law that placed a moratorium on the VDEQ issuing solid waste permits for closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until May 2018.  The law also required Virginia Power to conduct an assessment of closure alternatives for the ash ponds at these four stations, to include an evaluation of excavation for recycling or off-site disposal, surface and groundwater conditions and safety.  Virginia Power completed the assessments and provided the report on December 1, 2017.  In April 2018, the Governor of Virginia signed legislation into law extending the existing permit moratorium until July 2019. The legislation also required Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. The coal ash recycling business plan was submitted to the legislature in November 2018. The extended moratorium does not apply to a permit required for an impoundment where CCRs have already been removed and placed in another impoundment on-site, are being removed from an impoundment, or are being processed in connection with a recycling or beneficial use project. In connection with this legislation, in the second quarter of 2018, Virginia Power recorded an increase to its ARO and a related environmental liability related to future ash pond and landfill closure costs of $131 million, which resulted in an $81 million ($60 million after-tax) charge recorded in other operations and maintenance expense in its Consolidated Statement of Income, a $46 million increase in property, plant and equipment associated with asset retirement costs and a $4 million increase in regulatory assets.

In March 2019, the Governor of Virginia signed into law legislation which requires any CCR unit located at Virginia Power’s Bremo, Chesapeake, Chesterfield or Possum Point power stations that stop accepting CCR prior to July 2019 be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. The legislation further requires that at least 6.8 million cubic yards of CCR be beneficially reused and that costs associated with the closure of these CCR units be recoverable through a rate adjustment clause approved by the Virginia Commission with a revenue requirement that cannot exceed $225 million in any 12-month period. In connection with this legislation, Virginia Power recorded a $2.4 billion ARO related to the cost of landfills and beneficial reuse, with an offsetting increase to property, plant and equipment of $1.3 billion for the Chesterfield power station and an increase primarily to regulatory assets for the remaining portion related to the Bremo, Chesapeake and Possum Point power stations during the first quarter of 2019. In addition, Virginia Power revised its estimated cash flows for the existing ARO related to future ash pond and landfill closure costs, which resulted in a decrease of $202 million and a corresponding $113 million ($84 million after-tax) benefit in other operations and maintenance expense in the Consolidated Statement of Income in the first quarter of 2019. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

FERC

FERC staff in the Office of Enforcement, Division of Investigations, conducted a non-public investigation of Virginia Power's offers of combustion turbines generators into the PJM day-ahead markets from April 2010 through September 2014. FERC staff notified Virginia Power of its preliminary findings relating to Virginia Power's alleged violation of FERC's rules in connection with these activities. Virginia Power provided its response to FERC staff's preliminary findings letter explaining why Virginia Power's conduct was lawful and refuting any allegation of wrongdoing. In May 2019, FERC issued an order approving an agreement between Virginia Power and FERC staff that settled any and all potential claims relating to the types of activities that were the subject of the investigation, under which Virginia Power neither admits nor denies the alleged violations and paid $7 million in disgorgement to PJM and a $7 million penalty to the U.S. Department of the Treasury.

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

Nuclear Operations

Nuclear Insurance

During the second quarter of 2019, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $14.1 billion to $13.9 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of June 30, 2019, Atlantic Coast Pipeline has borrowed $1.7 billion against the revolving credit facility. Dominion Energy’s Consolidated Balance Sheets include a liability of $17 million and $21 million associated with this guarantee agreement at June 30, 2019 and December 31, 2018, respectively.

In addition, at June 30, 2019, Dominion Energy had issued an additional $27 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At June 30, 2019, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,393
Nuclear obligations(2)	182
Cove Point(3)	1,900
Solar(4)	659
Other(5)	404
Total(6)	$5,538
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

Additionally, at June 30, 2019, Dominion Energy had purchased $185 million of surety bonds, including $79 million at Virginia Power and $26 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $91 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 19. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $166 million. Of this amount, investment grade counterparties, including those internally rated, represented 96%. No single counterparty, whether investment grade or non-investment grade, exceeded $35 million of exposure. At June 30, 2019, Virginia Power’s exposure related to wholesale customers totaled $52 million. Of this amount, investment grade counterparties, including those internally rated, represented 98%. No single counterparty, whether investment grade or non-investment grade, exceeded $37 million of exposure. At June 30, 2019, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled $32 million. Of this amount, investment grade counterparties, including those internally rated, represented 96%. No single counterparty, whether investment grade or non-investment grade, exceeded $5 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2019 and December 31, 2018, Dominion Energy would have been required to post less than $3 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at June 30, 2019 or December 31, 2018 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was immaterial at both June 30, 2019 and December 31, 2018, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were immaterial as of June 30, 2019 and December 31, 2018. See Note 9 for further information about derivative instruments.

Note 20. Related-Party Transactions

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $2 million and $23 million, respectively. At December 31, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $26 million and $10 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At June 30, 2019 and December 31, 2018, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $717 million and $632 million, respectively.  At June 30, 2019 and December 31, 2018, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $259 million and $254 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Commodity purchases from affiliates	$119	$139	$391	$537
Services provided by affiliates(1)	161	112	280	232
Services provided to affiliates	8	5	14	11
(1)

Includes capitalized expenditures of $34 million and $38 million for the three months ended June 30, 2019 and 2018, respectively, and $67 million and $75 million for the six months ended June 30, 2019 and 2018, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $71 million and $224 million in short-term demand note borrowings from Dominion Energy as of June 30, 2019 and December 31, 2018, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2019 and December 31, 2018. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2019 and 2018.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2019 and 2018.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of June 30, 2019 and December 31, 2018, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At both June 30, 2019 and December 31, 2018, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $783 million and $772 million, respectively. At both June 30, 2019 and December 31, 2018, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $14 million.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(millions)
Sales of natural gas and transportation and storage services to affiliates	$12	$16	$27	$34
Purchases of natural gas from affiliates	3	(2)	6	1
Services provided by related parties(1)	50	33	85	66
Services provided to related parties(2)	33	61	70	113
(1)	Includes capitalized expenditures of $7 million for both the three months ended June 30, 2019 and 2018, and $12 million and $17 million for the six months ended June 30, 2019 and 2018, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	June 30, 2019	December 31, 2018
(millions)
Other receivables(1)	$10	$13
Customer receivables from related parties	—	1
Imbalances receivable from affiliates	4	1
Imbalances payable to affiliates(2)	—	13
Affiliated notes receivable(3)	14	16
(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy were $150 million and $218 million as of June 30, 2019 and December 31, 2018, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2019 and 2018.

Note 21. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended June 30,
Service cost	$40	$40	$6	$6
Interest cost	98	84	17	14
Expected return on plan assets	(176)	(168)	(35)	(35)
Amortization of prior service cost (credit)	1	1	(13)	(13)
Amortization of net actuarial loss	43	49	3	2
Curtailment(1)	71	—	42	—
Net periodic benefit cost (credit)	$77	$6	$20	$(26)
Six Months Ended June 30,
Service cost	$80	$79	$13	$13
Interest cost	199	168	34	28
Expected return on plan assets	(353)	(333)	(68)	(71)
Amortization of prior service cost (credit)	1	1	(26)	(26)
Amortization of net actuarial loss	82	97	7	5
Settlements and curtailment(1)	73	—	42	—
Net periodic benefit cost (credit)	$82	$12	$2	$(51)
(1)	Primarily related to a voluntary retirement program.

Voluntary Retirement Program

In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. The voluntary retirement program will not compromise safety or the Companies’ ability to comply with applicable laws and regulations. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Dominion Energy recorded a charge of $423 million ($316 million after-tax) included within other operations and maintenance expense ($288 million), other taxes ($23 million) and other income ($112 million), Virginia Power recorded a charge of $194 million ($144 million after-tax) included within other operations and maintenance expense ($186 million) and other taxes ($8 million) and Dominion Energy Gas recorded a charge of $63 million ($48 million after-tax) included within other operations and maintenance expense ($59 million), other taxes ($3 million) and other income ($1 million) in the respective Consolidated Statements of Income.

In the second quarter of 2019, Dominion Energy and Dominion Energy Gas remeasured their pension and other postretirement benefit plans as a result of the voluntary retirement program.  The remeasurement resulted in an increase in the pension benefit obligation of $484 million and $32 million and an increase in the fair value of the pension plan assets of $671 million and $146 million for Dominion Energy and Dominion Energy Gas, respectively. In addition, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $101 million and $8 million and an increase in the fair value of the other postretirement benefit plan assets of $156 million and $29 million for Dominion Energy and Dominion Energy Gas, respectively. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to increase the net periodic benefit credit for 2019 by approximately $6 million and $4 million for Dominion Energy and Dominion Energy Gas, respectively, excluding the impacts of curtailments. The discount rate used for the remeasurement was 4.07% - 4.10% for the Dominion Energy pension plans, 4.10% for Dominion Energy Gas pension plans, 4.05% - 4.08% for the Dominion Energy other postretirement benefit plans, and 4.05% for the Dominion Energy Gas other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

Employer Contributions

During the six months ended June 30, 2019, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to contribute approximately $21 million and $12 million to its defined benefit pension plans and other postretirement benefit plans through VEBAs, respectively, during the remainder of 2019.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. See Note 20 for more information.

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended June 30,
Service cost	$4	$5	$1	$1
Interest cost	8	7	2	2
Expected return on plan assets	(39)	(38)	(7)	(6)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	5	5	1	1
Curtailment(1)	1	—	1	—
Net periodic benefit credit	$(21)	$(21)	$(3)	$(3)
Six Months Ended June 30,
Service cost	$8	$9	$2	$2
Interest cost	16	14	5	5
Expected return on plan assets	(78)	(75)	(14)	(14)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial loss	10	10	2	2
Curtailment(1)	1	—	1	—
Net periodic benefit credit	$(43)	$(42)	$(6)	$(7)
(1)	Related to a voluntary retirement program.

Employer Contributions

During the six months ended June 30, 2019, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2019.

Note 22. Operating Segments

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

In the six months ended June 30, 2019, Dominion Energy reported after-tax net expenses of $2.1 billion for specific items in the Corporate and Other segment, with $1.9 billion of net expenses attributable to its operating segments. In the six months ended June 30, 2018, Dominion Energy reported after-tax net expenses of $349 million for specific items in the Corporate and Other segment, with $310 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($760 million after-tax) charge for refunds of amounts previously collected primarily from retail electric customers of DESC for the NND Project, attributable to Southeast Energy;

•

$548 million ($418 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $425 million ($317 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Power Delivery ($73 million after-tax);

•	Power Generation ($109 million after-tax);

•	Gas Infrastructure ($80 million after-tax); and

•	Southeast Energy ($156 million after-tax);

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Power Generation;

•	$278 million ($209 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Southeast Energy;

•

A $198 million tax charge for $264 million of income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, attributable to Southeast Energy;

•	A $160 million ($119 million after-tax) charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure, attributable to Power Delivery;

•	A $135 million ($100 million after-tax) charge related to Virginia Power’s contract termination with a non-utility generator, attributable to Power Generation; and

•

A $114 million ($86 million after-tax) charge for property, plant and equipment acquired in the SCANA Combination primarily for which Dominion Energy committed to forgo recovery, attributable to Southeast Energy; partially offset by

•	A $336 million ($251 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to Power Generation; and

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Power Generation.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax).
•	A $122 million ($89 million after-tax) charge for disallowance of FERC-regulated plant, attributable to Gas Infrastructure.
•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Southeast Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2019
Total revenue from external customers	$585	$1,598	$881	$915	$(9)	$—	$3,970
Intersegment revenue	6	5	29	—	263	(303)	—
Total operating revenue	591	1,603	910	915	254	(303)	3,970
Net income (loss) attributable to Dominion Energy	156	250	247	82	(681)	—	54
Three Months Ended June 30, 2018
Total revenue from external customers	$528	$1,635	$914		$(3)	$14	$3,088
Intersegment revenue	6	3	8		170	(187)	—
Total operating revenue	534	1,638	922		167	(173)	3,088
Net income (loss) attributable to Dominion Energy	145	276	249		(221)	—	449
Six Months Ended June 30, 2019
Total revenue from external customers	$1,183	$3,343	$2,254	$2,097	$(1,049)	$—	$7,828
Intersegment revenue	12	9	55	—	447	(523)	—
Total operating revenue	1,195	3,352	2,309	2,097	(602)	(523)	7,828
Net income (loss) attributable to Dominion Energy	311	558	606	214	(2,315)	—	(626)
Six Months Ended June 30, 2018
Total revenue from external customers	$1,091	$3,495	$2,136		$(210)	$42	$6,554
Intersegment revenue	12	5	14		345	(376)	—
Total operating revenue	1,103	3,500	2,150		135	(334)	6,554
Net income (loss) attributable to Dominion Energy	301	624	576		(549)	—	952

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

In the six months ended June 30, 2019, Virginia Power reported after-tax net expenses of $652 million for specific items in the Corporate and Other segment, with $607 million of net expenses attributable to its operating segments. In the six months ended June 30, 2018, Virginia Power reported after-tax net expenses of $237 million for specific items in the Corporate and Other segment, with $230 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities, attributable to Power Generation;

•	A $192 million ($143 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Power Delivery ($71 million after-tax); and

•	Power Generation ($72 million after-tax);

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure, attributable to Power Delivery;

•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator, attributable to Power Generation; and

•	A $62 million ($46 million after-tax) charge related the abandonment of a project at an electric generating facility, attributable to Power Generation; partially offset by

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

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2019
Operating revenue	$585	$1,353	$—	$1,938
Net income (loss)	156	237	(293)	100
Three Months Ended June 30, 2018
Operating revenue	$528	$1,301	$—	$1,829
Net income (loss)	145	227	(33)	339
Six Months Ended June 30, 2019
Operating revenue	$1,183	$2,749	$(29)	$3,903
Net income (loss)	310	441	(631)	120
Six Months Ended June 30, 2018
Operating revenue	$1,091	$2,701	$(215)	$3,577
Net income (loss)	299	449	(225)	523

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

In the six months ended June 30, 2019, Dominion Energy Gas reported after-tax net expenses of $52 million for specific items in the Corporate and Other segment, all of which are attributable to its operating segment.  In the six months ended June 30, 2018, Dominion Energy Gas reported after-tax net expenses of $91 million for specific items in the Corporate and Other segment, with $89 million of net expenses attributable to its operating segment.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2019 primarily related to a $63 million ($48 million after-tax) charge related to a voluntary retirement program, attributable to Gas Infrastructure.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2018 primarily related to a $122 million ($89 million after-tax) charge for disallowance of FERC-regulated plant, attributable to Gas Infrastructure.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2019
Operating revenue	$411	$(11)	$400
Net income (loss)	97	(50)	47
Three Months Ended June 30, 2018
Operating revenue	$459	$—	$459
Net income (loss)	108	(93)	15
Six Months Ended June 30, 2019
Operating revenue	$922	$(11)	$911
Net income (loss)	216	(53)	163
Six Months Ended June 30, 2018
Operating revenue	$985	$—	$985
Net income (loss)	275	(94)	181

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

•

The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated, including as a result of increased public involvement, intervention or litigation in such projects;

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

•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Changes in operating, maintenance and construction costs;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

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

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Impacts of acquisitions, including the recently completed SCANA Combination, divestitures, transfers of assets to joint ventures and retirements of assets based on asset portfolio reviews;

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters acquired in the SCANA Combination;

•	Counterparty credit and performance risk;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion Energy and Virginia Power and in benefit plan trusts by Dominion Energy and Dominion Energy Gas;

•

Fluctuations in energy-related commodity prices and the effect these could have on Dominion Energy’s and Dominion Energy Gas’ earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Fluctuations in interest rates or foreign currency exchange rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Political and economic conditions, including inflation and deflation;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2019, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2019	2018	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$54	$449	$(395)
Diluted EPS	0.05	0.69	(0.64)
Year-To-Date
Net income (loss) attributable to Dominion Energy	$(626)	$952	$(1,578)
Diluted EPS	(0.78)	1.46	(2.24)

Overview

Second Quarter 2019 vs. 2018

Net income attributable to Dominion Energy decreased 88%, primarily due to charges related to a voluntary retirement program, Virginia Power’s contract termination with a non-utility generator, litigation acquired in the SCANA Combination and the abandonment of a project at a Virginia Power electric generating facility. These decreases were partially offset by the absence of charges for disallowance of FERC-regulated plant and future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018 and the operations acquired in the SCANA Combination.

Year-To-Date 2019 vs. 2018

Net income attributable to Dominion Energy decreased $1.6 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, a voluntary retirement program, the planned early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure, regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, litigation acquired in the SCANA Combination and Virginia Power’s contract termination with a non-utility generator. These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds, the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018 and disallowance of FERC-regulated plant and the operations acquired in the SCANA Combination.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$3,970	$3,088	$882	$7,828	$6,554	$1,274
Electric fuel and other energy-related purchases	718	623	95	1,509	1,367	142
Purchased electric capacity	24	23	1	63	37	26
Purchased gas	227	64	163	957	404	553
Net revenue	3,001	2,378	623	5,299	4,746	553
Other operations and maintenance	1,283	873	410	2,285	1,668	617
Depreciation, depletion and amortization	661	463	198	1,312	961	351
Other taxes	284	166	118	576	365	211
Impairment of assets and other charges	312	134	178	1,147	135	1,012
Other income	92	185	(93)	480	285	195
Interest and related charges	452	361	91	921	675	246
Income tax expense	43	88	(45)	157	223	(66)
Noncontrolling interests	4	29	(25)	7	52	(45)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2019 vs. 2018

Net revenue increased 26%, primarily due to:

•	A $547 million increase from operations acquired in the SCANA Combination;

•	An $88 million increase from Virginia Power rate adjustment clauses; and

•

A $52 million increase from the Liquefaction Facility, primarily reflecting the absence of credits associated with the start-up phase ($35 million) and operations being included for the full quarter of 2019 ($18 million).

These increases were partially offset by:

•	A $52 million decrease from the absence of certain merchant generation facilities sold in 2018; and

•	A $34 million decrease in services performed for Atlantic Coast Pipeline.

Other operations and maintenance increased 47%, primarily reflecting:

•	An increase in merger and integration-related costs associated with the SCANA Combination ($298 million), including a charge related to a voluntary retirement program ($288 million);

•	A $190 million increase from operations acquired in the SCANA Combination; and

•	A $42 million increase from additional planned outage days at certain generation facilities; partially offset by

•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018;

•	A $33 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and
•	A $24 million benefit associated with a revision of certain AROs.

Depreciation, depletion and amortization increased 43%, primarily due to property, plant and equipment acquired in the SCANA Combination ($147 million), including amortization of NND Project costs ($35 million), an increase from various growth projects being placed into service ($38 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($38 million).

Other taxes increased 71%, primarily due to the SCANA Combination ($80 million) and a charge related to a voluntary retirement program ($23 million).

Impairment of assets and other charges increased $178 million, primarily due to:

•	A $135 million charge related to Virginia Power’s contract termination with a non-utility generator;

•	A $100 million charge associated with litigation acquired in the SCANA Combination; and

•	A $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; partially offset by

•	The absence of a $134 million charge for disallowance of FERC-regulated plant.

Other income decreased 50%, primarily due to a charge related to a voluntary retirement program ($112 million), partially offset by an increase in net investment earnings on nuclear decommissioning trust funds ($34 million).

Interest and related charges increased 25%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in the first quarter of 2019 ($70 million) and higher long-term debt interest expense resulting from net debt issuances in 2018 ($10 million).

Income tax expense decreased 51%, primarily due to lower pre-tax income ($63 million), partially offset by the absence of a state legislative change ($18 million).

Noncontrolling interests decreased 86%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Year-To-Date 2019 vs. 2018

Net revenue increased 12%, primarily reflecting:

•

A $246 million increase from the Liquefaction Facility, including terminalling services provided to the export customers ($190 million), the absence of credits associated with the start-up phase ($35 million) and regulated gas transportation contracts to serve the export customers ($23 million);

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•

A $134 million increase from the SCANA Combination, due to operations acquired ($1.1 billion), partially offset by a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project; and

•	A $102 million increase from Virginia Power rate adjustment clauses.

These increases were partially offset by:

•	A $99 million decrease from the absence of certain merchant generation facilities sold in 2018;
•	A $49 million decrease in services performed for Atlantic Coast Pipeline; and
•	A $39 million decrease in sales to Virginia Power retail customers, primarily due to a decrease in heating degree days during the heating season.

Other operations and maintenance increased 37%, primarily reflecting:

•	An increase in merger and integration-related costs associated with the SCANA Combination ($409 million), including a charge related to a voluntary retirement program ($288 million);

•	A $374 million increase from operations acquired in the SCANA Combination;

•	The absence of gains related to agreements to convey shale development rights under natural gas storage fields ($50 million);

•	A $48 million increase from additional planned outage days at certain generation facilities; and

•	A $25 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the export customers.

These increases were partially offset by:

•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;

•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and

•	A $48 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Depreciation, depletion and amortization increased 37%, primarily due to property, plant and equipment acquired in the SCANA Combination ($275 million), including amortization of NND Project costs ($58 million), an increase from various growth projects being placed into service ($93 million), including the Liquefaction Facility ($28 million), and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million).

Other taxes increased 58%, primarily due to the SCANA Combination ($155 million) and a charge related to a voluntary retirement program ($23 million).

Impairment of assets and other charges increased $1.0 billion, primarily due to:

•	A $368 million charge related to the early retirement of certain Virginia Power electric generation facilities;

•	Charges associated with litigation acquired in the SCANA Combination ($278 million);

•	A $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;

•	A $135 million charge related to Virginia Power’s contract termination with a non-utility generator;

•	A $105 million charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery; and

•	A $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; partially offset by

•	The absence of a $134 million charge for disallowance of FERC-regulated plant.

Other income increased 68%, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds ($334 million), partially offset by a charge related to a voluntary retirement program ($112 million).

Interest and related charges increased 36%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in the first quarter of 2019 ($163 million), the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($46 million) and higher long-term debt interest expense resulting from net debt issuances in 2018 ($29 million).

Income tax expense decreased 30%, primarily due to lower pre-tax income ($283 million), partially offset by a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million) and the absence of a state legislative change ($18 million).

Noncontrolling interests decreased 87%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) attributable to Dominion Energy			Diluted EPS
	2019	2018	$ Change	2019	2018	$ Change
(millions, except EPS)
Second Quarter
Power Delivery	$156	$145	$11	$0.20	$0.23	$(0.03)
Power Generation	250	276	(26)	0.31	0.42	(0.11)
Gas Infrastructure	247	249	(2)	0.31	0.38	(0.07)
Southeast Energy	82	—	82	0.10	—	0.10
Primary operating segments	735	670	65	0.92	1.03	(0.11)
Corporate and Other	(681)	(221)	(460)	(0.87)	(0.34)	(0.53)
Consolidated	$54	$449	$(395)	$0.05	$0.69	$(0.64)

Year-To-Date
Power Delivery	$311	$301	$10	$0.39	$0.46	$(0.07)
Power Generation	558	624	(66)	0.70	0.96	(0.26)
Gas Infrastructure	606	576	30	0.76	0.88	(0.12)
Southeast Energy	214	—	214	0.27	—	0.27
Primary operating segments	1,689	1,501	188	2.12	2.30	(0.18)
Corporate and Other	(2,315)	(549)	(1,766)	(2.90)	(0.84)	(2.06)
Consolidated	$(626)	$952	$(1,578)	$(0.78)	$1.46	$(2.24)

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Second Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Electricity delivered (million MWh)	20.6	20.9	(1)%	42.4	43.0	(1)%
Degree days (electric distribution service area):
Cooling	644	611	5	649	619	5
Heating	150	284	(47)	2,042	2,306	(11)
Average electric distribution customer accounts (thousands)(1)	2,622	2,597	1	2,620	2,594	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Second Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(1)	$—	$(9)	$(0.01)
Other	2	—	5	0.01
Rate adjustment clause equity return	11	0.02	23	0.04
Storm damage and service restoration	(5)	(0.01)	(10)	(0.02)
Other	4	—	1	—
Share dilution	—	(0.04)	—	(0.09)
Change in net income contribution	$11	$(0.03)	$10	$(0.07)

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Second Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Electricity supplied (million MWh):
Utility	20.9	20.8	—%	42.8	43.1	(1)%
Merchant	4.4	7.7	(43)	9.6	15.0	(36)
Degree days (electric utility service area):
Cooling	644	611	5	649	619	5
Heating	150	284	(47)	2,042	2,306	(11)

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Second Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$7	$0.01	$(3)	$—
Regulated electric sales:
Weather	(3)	—	(19)	(0.03)
Other	(2)	—	(6)	(0.01)
Planned outage costs	(30)	(0.05)	(35)	(0.05)
Electric capacity	8	0.01	(3)	—
Sale of certain merchant generation facilities	(19)	(0.03)	(33)	(0.05)
Renewable energy investment tax credits	8	0.01	8	0.01
Interest expense	7	0.01	13	0.02
Other	(2)	—	12	0.01
Share dilution	—	(0.07)	—	(0.16)
Change in net income contribution	$(26)	$(0.11)	$(66)	$(0.26)

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Second Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Gas distribution throughput (bcf):
Sales	19	19	—%	83	76	9%
Transportation	147	158	(7)	370	372	(1)
Heating degree days (gas distribution service area):
Eastern region	526	670	(21)	3,441	3,585	(4)
Western region	634	405	57	3,204	2,500	28
Average gas distribution customer accounts (thousands)(1):
Sales	1,267	1,250	1	1,267	1,254	1
Transportation	1,116	1,105	1	1,112	1,100	1
Average retail energy marketing customer accounts (thousands)(1)	375	862	(56)	373	862	(57)

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Second Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Cove Point export contracts	$36	$0.06	$148	$0.23
Noncontrolling interest(1)	16	0.03	30	0.05
Interest expense, net	(14)	(0.02)	(64)	(0.10)
Assignment of shale development rights	(4)	(0.01)	(36)	(0.05)
State legislative change	(18)	(0.03)	(18)	(0.03)
Sale of Blue Racer	(10)	(0.02)	(19)	(0.03)
Other	(8)	(0.01)	(11)	(0.02)
Share dilution	—	(0.07)	—	(0.17)
Change in net income contribution	$(2)	$(0.07)	$30	$(0.12)

(1)Reflects the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Southeast Energy

Presented below are selected operating statistics related to Southeast Energy’s operations:

	Second Quarter	Year-To-Date
	2019	2019
Electricity delivered (million MWh)	5.8	10.9
Electricity supplied (million MWh)	6.2	11.4
Degree days (electric distribution service area):
Cooling	268	268
Heating	38	698
Average electric distribution customer accounts (thousands)(1)	738	736
Gas distribution throughput (bcf):
Sales	20	62
Transportation	14	31
Heating degree days (gas distribution service area)	50	808
Average gas distribution customer accounts (thousands)(1)	964	963
Average retail energy marketing customer accounts (thousands)(1)	415	419

(1)Period average.

Presented below, on an after-tax basis, are the key factors impacting Southeast Energy’s net income contribution:

	Second Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
SCANA Combination	$82	$0.10	$214	$0.27
Change in net income contribution	$82	$0.10	$214	$0.27

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(500)	$(92)	$(408)	$(1,875)	$(310)	$(1,565)
Specific items attributable to Corporate and Other segment	(65)	(19)	(46)	(243)	(39)	(204)
Total specific items	(565)	(111)	(454)	(2,118)	(349)	(1,769)
Other corporate operations(1)	(116)	(110)	(6)	(197)	(200)	3
Total net expense	$(681)	$(221)	$(460)	$(2,315)	$(549)	$(1,766)
EPS impact	$(0.87)	$(0.34)	$(0.53)	$(2.90)	$(0.84)	$(2.06)

(1)Primarily consists of net interest expense.

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing those segments' performance or in allocating resources. See Note 22 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Net income	$100	$339	$(239)	$120	$523	$(403)

Overview

Second Quarter 2019 vs. 2018

Net income decreased 71%, primarily due to charges related to a voluntary retirement program, a contract termination with a non-utility generator and the abandonment of a project at an electric generating facility. These decreases were partially offset by the absence of a charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018.
Year-To-Date 2019 vs. 2018

Net income decreased 77%, primarily due to charges associated with the planned early retirement of certain electric generation facilities and automated meter reading infrastructure, a voluntary retirement program, a contract termination with a non-utility generator and the abandonment of a project at an electric generating facility. These decreases were partially offset by the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 and the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$1,938	$1,829	$109	$3,903	$3,577	$326
Electric fuel and other energy-related purchases	536	508	28	1,132	1,099	33
Purchased electric capacity	13	23	(10)	46	37	9
Net revenue	1,389	1,298	91	2,725	2,441	284
Other operations and maintenance	565	439	126	844	838	6
Depreciation and amortization	299	247	52	603	544	59
Other taxes	90	79	11	175	162	13
Impairment of assets and other charges	197	—	197	743	—	743
Other income	16	21	(5)	53	24	29
Interest and related charges	135	126	9	270	258	12
Income tax expense	19	89	(70)	23	140	(117)

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2019 vs. 2018

Net revenue increased 7%, primarily reflecting:

•	An $88 million increase from rate adjustment clauses; and
•

A $10 million decrease in electric capacity expense primarily related to a contract termination with a non-utility generator ($12 million) and the annual PJM capacity performance market effective June 2019 ($8 million), partially offset by the annual PJM capacity performance market effective June 2018 ($10 million).

Other operations and maintenance increased 28%, primarily reflecting:

•	A $186 million charge related to a voluntary retirement program; partially offset by
•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018.

Depreciation and amortization increased 21%, primarily due to the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($38 million) and various projects being placed into service ($25 million), partially offset by the absence of depreciation from certain electric generation facilities and automated meter reading infrastructure that were retired early ($11 million).

Impairment of assets and other charges increased $197 million, primarily reflecting:

•	A $135 million charge related to a contract termination with a non-utility generator; and

•	A $62 million charge related to the abandonment of a project at an electric generating facility.

Income tax expense decreased 79%, primarily due to lower pre-tax income.

Year-To-Date 2019 vs. 2018

Net revenue increased 12%, primarily reflecting:

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers; and
•	A $102 million increase from rate adjustment clauses; partially offset by
•

A $9 million increase in net electric capacity expense primarily related to the annual PJM capacity performance market effective June 2018 ($26 million); partially offset by a contract termination with a non-utility generator ($12 million) and the annual PJM capacity performance market effective June 2019 ($8 million); and

•	A $39 million decrease in sales to retail customers, primarily due to a decrease in heating degree days during the heating season.

Other operations and maintenance remained substantially unchanged, primarily reflecting:

•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;
•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and
•	A $15 million decrease in storm damage and service restoration costs, including the absence of Winter Storm Riley ($31 million); substantially offset by
•	A $186 million charge related to a voluntary retirement program.

Depreciation and amortization increased 11%, primarily due to various projects being placed into service ($49 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million), partially offset by the absence of depreciation from certain electric generation facilities and automated meter reading infrastructure that were retired early ($18 million).

Impairment of assets and other charges increased $743 million, primarily reflecting:

•	A $368 million charge related to the early retirement of certain electric generation facilities;

•	A $160 million charge related to the planned early retirement of certain automated meter reading infrastructure;

•	A $135 million charge related to contract termination with a non-utility generator; and

•	A $62 million charge related to the abandonment of a project at an electric generating facility.

Other income increased $29 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Income tax expense decreased 84%, primarily due to lower pre-tax income.

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Net income	$47	$15	$32	$163	$181	$(18)

Overview

Second Quarter 2019 vs. 2018

Net income increased $32 million, primarily due to the absence of a charge for disallowance of FERC-regulated plant, partially offset by a charge related to a voluntary retirement program.

Year-To-Date 2019 vs. 2018

Net income decreased 10%, primarily due to a charge related to a voluntary retirement program and the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields, partially offset by the absence of a charge for disallowance of FERC-regulated plant.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	Second Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$400	$459	$(59)	$911	$985	$(74)
Purchased gas	4	—	4	44	29	15
Other energy-related purchases	19	31	(12)	45	62	(17)
Net revenue	377	428	(51)	822	894	(72)
Other operations and maintenance	205	194	11	388	384	4
Depreciation and amortization	62	61	1	124	120	4
Other taxes	51	47	4	115	107	8
Impairment of assets and other charges	13	126	(113)	13	126	(113)
Gains on sales of assets	—	(7)	7	—	(51)	51
Earnings from equity method investee	4	5	(1)	10	14	(4)
Other income	34	32	2	68	65	3
Interest and related charges	25	26	(1)	51	51	—
Income tax expense	12	3	9	46	55	(9)

An analysis of Dominion Energy Gas’ results of operations follows:

Second Quarter 2019 vs. 2018

Net revenue decreased 12%, primarily reflecting:

•	A $34 million decrease in services performed for Atlantic Coast Pipeline;
•	A $9 million decrease in NGL activities; and
•	A $3 million increase in net fuel costs; partially offset by
•	A $6 million increase in PIR program revenues.

Other operations and maintenance increased 6%, primarily reflecting:

•	A $59 million charge related to a voluntary retirement program; and
•	A $5 million increase in salaries, wages and benefits; partially offset by
•	A $33 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and
•	A $24 million benefit associated with a revision of certain AROs.

Impairment of assets and other charges decreased 90%, due to the absence of a charge for disallowance of FERC-regulated plant ($126 million), partially offset by the abandonment of the Sweden Valley project ($13 million).

Gains on sales of assets decreased $7 million, primarily due to the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields.

Income tax expense increased $9 million, due to higher pre-tax income.

Year-To-Date 2019 vs. 2018

Net revenue decreased 8%, primarily reflecting:

•	A $49 million decrease in services performed for Atlantic Coast Pipeline;
•	A $16 million increase in net fuel costs; and
•	A $10 million decrease in NGL activities; partially offset by
•	A $12 million increase in PIR program revenues.

Other operations and maintenance remained substantially unchanged, primarily reflecting:

•	A $48 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and
•	A $24 million benefit associated with a revision of certain AROs; substantially offset by
•	A $59 million charge related to a voluntary retirement program; and
•	An $8 million increase in salaries, wages and benefits.

Impairment of assets and other charges decreased 90%, due to the absence of a charge for disallowance of FERC-regulated plant ($126 million), partially offset by the abandonment of the Sweden Valley project ($13 million).

Gains on sales of assets decreased $51 million, primarily due to the absence of gains from agreements to convey shale development rights underneath several natural gas storage fields.

Earnings from equity method investee decreased 29%, primarily due to lower earnings from unsubscribed capacity as a result of a decrease in heating degree days at Iroquois.

Income tax expense decreased 16%, primarily due to lower pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2019, Dominion Energy had $3.4 billion of unused capacity under its credit facility. See Note 17 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2019	2018
(millions)
Cash, restricted cash and equivalents at January 1	$391	$185
Cash flows provided by (used in):
Operating activities	2,313	2,425
Investing activities	(1,833)	(2,236)
Financing activities	(311)	(20)
Net increase in cash, restricted cash and equivalents	169	169
Cash, restricted cash and equivalents at June 30	$560	$354

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $112 million, primarily due to an increase in property tax payments, decreased customer deposits, increased interest, higher customer refunds, and a contract termination payment, partially offset by higher deferred fuel cost recoveries, the commencement of commercial operations of the Liquefaction Facility and operations acquired from the SCANA Combination.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of June 30, 2019 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$94	$—	$94
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	65	—	65
Internally rated—non-investment grade(4)	6	—	6
Total	$166	$—	$166
(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 33% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 38% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $403 million, primarily due to cash and restricted cash acquired in the SCANA Combination and proceeds from the sale of Blue Racer, partially offset by an increase in plant construction and other property additions.

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

Net cash used by Dominion Energy's financing activities increased $291 million, primarily due to net debt repayments in 2019 compared to net debt issuances in 2018, lower issuance of common stock and higher common dividend payments, partially offset by the issuance of the 2019 Equity Units.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of June 30, 2019 was $21 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

In January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of 22.5 million common shares. See Note 17 to the Consolidated Financial Statements for additional information.

In January 2019, in connection with the SCANA Combination, Dominion Energy issued 95.6 million shares of Dominion Energy common stock, valued at $6.8 billion, representing 0.6690 of a share of Dominion Energy common stock for each share of SCANA common stock outstanding at closing. SCANA’s outstanding debt totaled $6.9 billion at closing.

In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units.  The Corporate Units are listed on the NYSE under the symbol DCUE.  See Note 17 to the Consolidated Financial Statements for additional information.

See Note 17 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2019, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2019, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2019, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Off-Balance Sheet Arrangements

As of June 30, 2019, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2018.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Note 18 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Note 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Note 18 in this report for additional information on various environmental matters.

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

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program. Several other states in which Dominion Energy operates, including Pennsylvania, New York, Maryland and Ohio are developing or have announced plans to develop state specific regulations to control GHG emissions, including methane. Dominion Energy cannot currently estimate the potential financial statement impacts related to these matters, but there could be a material impact to its financial condition and/or cash flows.

Legal Matters

See Notes 3, 13 and 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Notes 13 and 18 to the Consolidated Financial Statements in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. During the third and fourth quarters of 2018, a FERC stop work order together with delays in obtaining permits necessary for construction and delays in construction due to judicial actions impacted the cost and schedule for the project.  As a result, project cost estimates have increased from between $6.0 billion to $6.5 billion to between $7.0 billion to $7.5 billion, excluding financing costs. Atlantic Coast Pipeline expects to achieve a late 2020 in-service date for at least key segments of the project, while the remainder may extend into early 2021. Alternatively, if it takes longer to resolve the judicial issues, such as through resolution of the appeal to the Supreme Court of the U.S. filed in June 2019, full in-service could extend to the end of 2021 with total project cost estimated to increase an additional $250 million, resulting in total project cost estimates of $7.25 billion to $7.75 billion, excluding financing costs. Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies.  Project construction activities, schedules and costs are subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $46 million and $6 million of Dominion Energy’s commodity-based derivative instruments as of June 30, 2019 and December 31, 2018, respectively. The increase in sensitivity is largely due to decreased short positions and lower commodity prices on those short positions.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $55 million and $51 million of Virginia Power’s commodity-based derivative instruments as of June 30, 2019 and December 31, 2018, respectively.

A hypothetical 10% increase in commodity prices would not have resulted in a material change of Dominion Energy Gas’ commodity-based derivative instruments as of both June 30, 2019 and December 31, 2018.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $25 million and $24 million decrease in earnings at June 30, 2019 and December 31, 2018, respectively. For variable rate debt outstanding for Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2019 or December 31, 2018.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of June 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $5.8 billion, $2.1 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $146 million, $95 million and $18 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at June 30, 2019. As of December 31, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $5.9 billion, $1.9 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $147 million, $94 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2018.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of June 30, 2019 and December 31, 2018, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in the fair value of Dominion Energy Gas’ foreign currency swaps at June 30, 2019 and would have resulted in a decrease of $8 million in the fair value of Dominion Energy Gas' foreign currency swaps at December 31, 2018.

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

Dominion Energy recognized net investment gains on nuclear decommissioning and rabbi trust investments of $603 million for the six months ended June 30, 2019. Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning trust and rabbi trust investments of $77 million for the six months ended June 30, 2018 and $135 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $65 million for the six months ended June 30, 2019 and recorded a net decrease in unrealized gains on debt investments of $38 million for the six months ended June 30, 2018 and $36 million for the year ended December 31, 2018.

Virginia Power recognized net investment gains on nuclear decommissioning trust investments of $282 million for the six months ended June 30, 2019. Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $35 million for the six months ended June 30, 2018 and $44 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $31 million for the six months ended June 30, 2019 and recorded a net decrease in unrealized gains on debt investments of $20 million for the six months ended June 30, 2018 and $21 million for the year ended December 31, 2018.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 3, 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.
•	Notes 13 and 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
•	Notes 13 and 18 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/19-4/30/19	—	$—	—	19,629,059 shares/ $1.18 billion
5/1/19-5/31/19	—	—	—	19,629,059 shares/ $1.18 billion
6/1/19-6/30/19	111	75.18	—	19,629,059 shares/ $1.18 billion
Total	111	$75.18	—	19,629,059 shares/ $1.18 billion
(1)	In June 2019, 111 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

Since 2000, Dominion Energy and Virginia Power have tracked the emissions of their electric generation fleet, which employs a mix of fuel and renewable energy sources. Comparing annual year 2018 to annual year 2000, the entire electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 53%. Comparing annual year 2018 to annual year 2000, the regulated electric generating fleet (based on ownership percentage) reduced its average CO2 emissions rate per MWh of energy produced from electric generation by approximately 39%.

Dominion Energy also develops a comprehensive GHG inventory annually. For Power Generation, Dominion Energy’s and Virginia Power’s direct CO2 equivalent emissions (based on ownership percentage) were 27.8 million metric tons and 24.6 million metric tons, respectively, in 2018, compared to 30.1 million metric tons and 26.5 million metric tons, respectively, in 2017. The corresponding Power Generation carbon intensity rates for Dominion Energy were 0.276 metric tons CO2 equivalent emissions per net MWh in 2018 and 0.295 metric tons CO2 equivalent emissions per net MWh in 2017.

For Power Delivery’s regulated electric transmission and distribution operations, direct CO2 equivalent emissions for 2018 were 39,900 metric tons, compared to 37,841 metric tons in 2017.

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

The Companies’ GHG inventory follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions. Total CO2 equivalent emissions reported for our natural gas assets, as estimated in Dominion Energy’s corporate inventory, were 4.14 million metric tons in 2018. This estimate includes emissions reported under the GHG Reporting Program, as well as other emissions not required to be reported under the federal program. Dominion Energy’s 2018 and 2017 methane emissions reported under Subpart W of the Greenhouse Gas Reporting Rule are as follows:

	Subpart W Total CH4 Emissions (mcf CH4)
Subpart W Segment	2018	2017
Distribution	1,839,577	1,668,183
Production	736,188	762,788
Transmission pipelines	403,164	396,720
Transmission compressor stations	219,011	147,565
Gathering and boosting	219,056	144,188
Storage	88,973	53,748
LNG import/export	4,331	6,444
Processing	1,880	916

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation as amended and restated, effective June 14, 2019 (Exhibit 3.1, Form 8-K filed June 14, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Amended and Restated Bylaws, effective May 10, 2017 (Exhibit 3.2, Form 8-K filed May 10, 2017, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC dated as of May 12, 2017 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Sixth Supplemental Indenture, dated as of June 1, 2014 (Exhibit 4.3, Form 8-K filed July 1, 2014, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Eighth Supplemental Indenture, dated March 7, 2016 (Exhibit 4.4, Form 8-K filed March 7, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated May 26, 2016 (Exhibit 4.4, Form 8-K filed May 26, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated July 1, 2016 (Exhibit 4.3, Form 8-K filed July 19, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated August 1, 2016 (Exhibit 4.3, Form 8-K filed August 15, 2016, File No. 1-8489); Twelfth Supplemental Indenture, dated August 1, 2016 (Exhibit 4.4, Form 8-K filed August 15, 2016, File No. 1-8489); Thirteenth Supplemental Indenture, dated May 18, 2017 (Exhibit 4.4, Form 8-K filed May 18, 2017, File No. 1-8489); Fourteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.5, Form 8-K filed June 27, 2019, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.6, Form 8-K filed June 27, 2019, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
4.3

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November  1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 000-55337).

X

4.4

2019 Series A Purchase Contract and Pledge Agreement, dated June 14, 2019, among the Company, Deutsche Bank Trust Company Americas, in its capacity as the purchase contract agent, and HSBC Bank USA, National Association, in its capacity as the collateral agent, custodial agent and securities intermediary (Exhibit 4.1, Form 8-K filed June 14, 2019, File No.1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

August 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer