Form 10-Q
period 2019-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO; DOMINION ENERGY GAS HOLDINGS, LLC
filed 2019-11-01
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number

001-08489	DOMINION ENERGY, INC.	54-1229715

000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

001-37591	DOMINION ENERGY GAS HOLDINGS, LLC	46-3639580

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the registrants: Virginia

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION ENERGY, INC.	D	Common Stock, no par value	New York Stock Exchange
	DRUA	2016 Series A 5.25% Enhanced Junior Subordinated Notes	New York Stock Exchange
DOMINION ENERGY GAS HOLDINGS, LLC	DCUE	2019 Series A Corporate Units 2014 Series C 4.6% Senior Notes	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At October 11, 2019, the latest practicable date for determination, Dominion Energy, Inc. had 823,093,381 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

BACT	Best available control technology
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
bcf	Billion cubic feet
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California Independent System Operator
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively

Abbreviation or Acronym	Definition
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland, Scott Solar and Whitehouse
ROE	Return on equity
RSN	Remarketable subordinated note
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southeast Energy	Southeast Energy Group operating segment
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively

Abbreviation or Acronym	Definition
UEX Utah Commission	Uncollectible Expense Rider deployed by East Ohio Utah Public Service Commission
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Whitehouse	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	White River Hub, LLC
Woodland	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply, Inc.
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions, except per share amounts)
Operating Revenue(1)	$4,269	$3,451	$12,097	$10,005
Operating Expenses
Electric fuel and other energy-related purchases	774	761	2,283	2,128
Purchased electric capacity	11	50	74	87
Purchased gas	153	5	1,110	409
Other operations and maintenance	1,010	770	3,295	2,438
Depreciation, depletion and amortization	679	526	1,991	1,487
Other taxes	243	177	819	542
Impairment of assets and other charges	85	12	1,232	147
Total operating expenses	2,955	2,301	10,804	7,238
Income from operations	1,314	1,150	1,293	2,767
Other income	173	373	653	658
Interest and related charges	451	378	1,372	1,053
Income from operations including noncontrolling interests before income tax expense	1,036	1,145	574	2,372
Income tax expense	51	262	208	485
Net Income Including Noncontrolling Interests	985	883	366	1,887
Noncontrolling Interests	10	29	17	81
Net Income Attributable to Dominion Energy	$975	$854	$349	$1,806
Earnings Per Common Share
Net income attributable to Dominion Energy - Basic	$1.19	$1.31	$0.42	$2.77
Net income attributable to Dominion Energy - Diluted	1.17	1.30	0.39	2.77

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Net income including noncontrolling interests	$985	$883	$366	$1,887
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(107)	(27)	(209)	51
Changes in unrealized net gains (losses) on investment securities(2)	8	(6)	37	(24)
Changes in net unrecognized pension and other postretirement benefit costs(3)	(4)	—	109	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	(6)	30	(58)	71
Net realized (gains) losses on investment securities(5)	(4)	3	(5)	4
Net pension and other postretirement benefit costs(6)	20	18	50	60
Changes in other comprehensive income from equity method investees(7)	(1)	—	(1)	1
Total other comprehensive income (loss)	(94)	18	(77)	163
Comprehensive income including noncontrolling interests	891	901	289	2,050
Comprehensive income attributable to noncontrolling interests	10	29	17	82
Comprehensive income attributable to Dominion Energy	$881	$872	$272	$1,968

(1)

Net of $37 million and $9 million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $69 million and $(17) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Net of $(2) million and $1 million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $(13) million and $7 million tax for the nine months ended September 30, 2019 and 2018, respectively.

(3)

Net of $4 million and $— million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $(45) million and $— million tax for the nine months ended September 30, 2019 and 2018, respectively.

(4)

Net of $1 million and $(10) million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $19 million and $(24) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(5)

Net of $1 million and $— million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $1 million and $(1) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(6)

Net of $(6) million and $(7) million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $(17) million and $(15) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(7)	Net of $— million tax for both the three months ended September 30, 2019 and 2018, and net of $— million and $(1) million tax for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$378	$268
Customer receivables (less allowance for doubtful accounts of $19 and $14)	1,972	1,749
Other receivables (less allowance for doubtful accounts of $3 and $4)(2)	363	331
Inventories	1,800	1,418
Regulatory assets	966	496
Derivative assets	55	223
Prepayments	338	265
Assets held for sale	228	—
Other	169	411
Total current assets	6,269	5,161
Investments
Nuclear decommissioning trust funds	5,860	4,938
Investment in equity method affiliates	1,528	1,278
Other	369	344
Total investments	7,757	6,560
Property, Plant and Equipment
Property, plant and equipment	96,122	76,578
Accumulated depreciation, depletion and amortization	(28,144)	(22,018)
Total property, plant and equipment, net	67,978	54,560
Deferred Charges and Other Assets
Goodwill	8,986	6,410
Intangible assets, net	773	670
Regulatory assets	7,669	2,676
Operating lease assets	455	—
Pension and other postretirement benefit assets	1,610	1,279
Other	862	598
Total deferred charges and other assets	20,355	11,633
Total assets	$102,359	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$4,824	$3,624
Credit facility borrowings	—	73
Short-term debt	2,420	334
Accounts payable	791	914
Accrued interest, payroll and taxes	1,263	836
Regulatory liabilities	547	356
Liabilities held for sale	85	—
Other(2)	2,261	1,510
Total current liabilities	12,191	7,647
Long-Term Debt
Long-term debt	29,838	26,328
Junior subordinated notes	3,797	3,430
Remarketable subordinated notes	—	1,386
Total long-term debt	33,635	31,144
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,198	5,116
Regulatory liabilities	10,926	6,840
Asset retirement obligations	5,020	2,250
Operating lease liabilities	394	—
Pension and other postretirement benefit liability	2,571	2,328
Other	1,467	541
Total deferred credits and other liabilities	26,576	17,075
Total liabilities	72,402	55,866
Commitments and Contingencies (see Note 18)
Equity
Preferred stock(3)	1,596	—
Common stock – no par(4)	22,131	12,588
Retained earnings	7,336	9,219
Accumulated other comprehensive loss	(1,777)	(1,700)
Total shareholders' equity	29,286	20,107
Noncontrolling interests	671	1,941
Total equity	29,957	22,048
Total liabilities and equity	$102,359	$77,914

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	20 million shares authorized; 2 million shares outstanding at September 30, 2019.
(4)	1.8 billion shares authorized and 823 million shares outstanding at September 30, 2019 and 1.0 billion shares authorized and 681 million shares outstanding at December 31, 2018.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - QUARTER-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2018	—	$—	654	$10,782	$8,820	$(1,538)	$18,064	$1,972	$20,036
Net income including noncontrolling interests					854		854	29	883
Issuance of stock			1	75			75		75
Stock awards (net of change in unearned compensation)				5			5		5
Dividends ($0.8350 per common share) and distributions					(546)		(546)	(45)	(591)
Other comprehensive income, net of tax						18	18		18
September 30, 2018	—	$—	655	$10,862	$9,128	$(1,520)	$18,470	$1,956	$20,426

June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381
Net income including noncontrolling interests					975		975	10	985
Issuance of stock			20	1,477			1,477		1,477
Stock awards (net of change in unearned compensation)				7			7		7
Preferred stock dividends ($4.375 per share)					(7)		(7)		(7)
Common stock dividends ($0.9175 per share) and distributions					(755)		(755)	(23)	(778)
Other comprehensive loss, net of tax						(94)	(94)		(94)
Other				(13)	(1)		(14)		(14)
September 30, 2019	2	$1,596	823	$22,131	$7,336	$(1,777)	$29,286	$671	$29,957

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - YEAR-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2017	—	$—	645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles				(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests					1,806		1,806	81	1,887
Issuance of stock			10	737			737		737
Sale of Dominion Energy Midstream common units - net of offering costs							—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream				375			375	(375)	—
Stock awards (net of change in unearned compensation)				17			17		17
Dividends ($2.505 per common share) and distributions					(1,635)		(1,635)	(110)	(1,745)
Other comprehensive income, net of tax						162	162	1	163
Other				(5)	(8)		(13)		(13)
September 30, 2018	—	$—	655	$10,862	$9,128	$(1,520)	$18,470	$1,956	$20,426

December 31, 2018	—	$—	681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income including noncontrolling interests					349		349	17	366
Issuance of stock	2	1,596	24	1,802			3,398		3,398
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Stock awards (net of change in unearned compensation)				19			19		19
Preferred stock dividends ($5.104 per share)					(8)		(8)		(8)
Common stock dividends ($2.753 per share) and distributions					(2,224)		(2,224)	(66)	(2,290)
Other comprehensive loss, net of tax						(77)	(77)		(77)
Other				(13)			(13)		(13)
September 30, 2019	2	$1,596	823	$22,131	$7,336	$(1,777)	$29,286	$671	$29,957

(1)	See Note 17 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2019	2018
(millions)
Operating Activities
Net income including noncontrolling interests	$366	$1,887
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,235	1,706
Deferred income taxes and investment tax credits	112	486
Provision for refunds and rate credits to electric utility customers	936	77
Impairment of assets and other charges	982	139
Charge related to a voluntary retirement program	384	—
Gains on sales of assets and equity method investments	(20)	(196)
Net gains on nuclear decommissioning trust funds and other investments	(418)	(208)
Charge associated with future ash pond and landfill closure costs	—	81
Revision to future ash pond and landfill closure costs	(113)	—
Other adjustments	(9)	—
Changes in:
Accounts receivable	354	129
Inventories	(106)	(37)
Deferred fuel and purchased gas costs, net	158	(226)
Prepayments	31	(81)
Accounts payable	(446)	(167)
Accrued interest, payroll and taxes	(123)	(14)
Customer deposits	(94)	7
Margin deposit assets and liabilities	54	(5)
Net realized and unrealized changes related to derivative activities	1	101
Pension and other postretirement benefits	(107)	(79)
Other operating assets and liabilities	(468)	111
Net cash provided by operating activities	3,709	3,711
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,407)	(3,111)
Cash and restricted cash acquired in the SCANA Combination	389	—
Acquisition of solar development projects	(183)	(108)
Proceeds from sales of securities	1,311	1,301
Purchases of securities	(1,330)	(1,364)
Proceeds from sales of assets and equity method investments	211	200
Contributions to equity method affiliates	(187)	(282)
Other	36	(5)
Net cash used in investing activities	(3,160)	(3,369)
Financing Activities
Issuance (repayment) of short-term debt, net	1,913	(363)
Issuance of short-term notes	3,000	1,450
Repayment of short-term notes	—	(1,450)
Credit facility borrowings	—	73
Repayment of credit facility borrowings	(113)	—
Issuance of long-term debt	2,298	4,400
Repayment of long-term debt, including redemption premiums	(8,595)	(3,154)
Issuance of 2019 Equity Units	1,582	—
Issuance of common stock	1,802	737
Common dividend payments	(2,224)	(1,635)
Other	(163)	(198)
Net cash used in financing activities	(500)	(140)
Increase in cash, restricted cash and equivalents	49	202
Cash, restricted cash and equivalents at beginning of period	391	185
Cash, restricted cash and equivalents at end of period	$440	$387
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)(3)
Accrued capital expenditures	$378	$197
Leases(4)	102	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(3)

See Note 17 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream, the remarketing of RSNs and the issuance of stock purchase contracts associated with the 2019 Equity Units.

(4)	Includes $98 million of financing leases and $4 million of operating leases.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Operating Revenue(1)	$2,264	$2,232	$6,167	$5,809
Operating Expenses
Electric fuel and other energy-related purchases(1)	559	648	1,691	1,747
Purchased (excess) electric capacity	(1)	50	45	87
Other operations and maintenance:
Affiliated suppliers	74	72	287	229
Other	379	332	1,010	1,013
Depreciation and amortization	313	295	916	839
Other taxes	82	79	257	241
Impairment of assets and other charges	38	—	781	—
Total operating expenses	1,444	1,476	4,987	4,156
Income from operations	820	756	1,180	1,653
Other income	15	25	68	49
Interest and related charges(1)	138	130	408	388
Income before income tax expense	697	651	840	1,314
Income tax expense	95	131	118	271
Net Income	$602	$520	$722	$1,043

(1)	See Note 20 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Net income	$602	$520	$722	$1,043
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(16)	3	(34)	10
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	1	—	5	(2)
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	—	1	—
Net realized gains on nuclear decommissioning trust funds(4)	—	—	(1)	—
Total other comprehensive income (loss)	(15)	3	(29)	8
Comprehensive income	$587	$523	$693	$1,051

(1)

Net of $5 million and $(1) million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $11 million and $(3) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Net of $(1) million and $— million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $(2) million and $1 million tax for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Net of $— million tax for both the three and nine months ended September 30, 2019 and 2018.
(4)

Net of $1 million and $— million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $1 million and $— million tax for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$29	$29
Customer receivables (less allowance for doubtful accounts of $9 at both dates)	1,177	999
Other receivables (less allowance for doubtful accounts of $2 and $3)	51	76
Affiliated receivables	8	101
Inventories (average cost method)	850	837
Other(2)	530	529
Total current assets	2,645	2,571
Investments
Nuclear decommissioning trust funds	2,738	2,369
Other	3	3
Total investments	2,741	2,372
Property, Plant and Equipment
Property, plant and equipment	46,438	44,524
Accumulated depreciation and amortization	(14,036)	(14,003)
Total property, plant and equipment, net	32,402	30,521
Deferred Charges and Other Assets
Regulatory assets	1,917	737
Operating lease assets	184	—
Other(2)	876	679
Total deferred charges and other assets	2,977	1,416
Total assets	$40,765	$36,880

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$3	$350
Short-term debt	685	314
Accounts payable	286	339
Payables to affiliates	138	209
Affiliated current borrowings	9	224
Accrued interest, payroll and taxes	321	248
Derivative liabilities(2)	165	25
Regulatory liabilities	180	299
Other	867	807
Total current liabilities	2,654	2,815
Long-Term Debt	11,792	11,321
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,911	3,017
Asset retirement obligations	3,418	1,200
Regulatory liabilities	4,978	4,647
Operating lease liabilities	152	—
Other(2)	1,310	833
Total deferred credits and other liabilities	12,769	9,697
Total liabilities	27,215	23,833
Commitments and Contingencies (see Note 18)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	6,740	6,208
Accumulated other comprehensive loss	(41)	(12)
Total common shareholder’s equity	13,550	13,047
Total liabilities and shareholder’s equity	$40,765	$36,880

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2019 and December 31, 2018.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2018	275	$5,738	$1,113	$5,655	$(9)	$12,497
Net income				520		520
Dividends				(104)		(104)
Other comprehensive income, net of tax					3	3
Other				1		1
September 30, 2018	275	$5,738	$1,113	$6,072	$(6)	$12,917

June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964
Net income				602		602
Other comprehensive loss, net of tax					(15)	(15)
Other				(1)		(1)
September 30, 2019	275	$5,738	$1,113	$6,740	$(41)	$13,550

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				1,043		1,043
Dividends				(361)		(361)
Other comprehensive income, net of tax					8	8
September 30, 2018	275	$5,738	$1,113	$6,072	$(6)	$12,917

December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				722		722
Dividends				(189)		(189)
Other comprehensive loss, net of tax					(29)	(29)
Other				(1)		(1)
September 30, 2019	275	$5,738	$1,113	$6,740	$(41)	$13,550

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2019	2018
(millions)
Operating Activities
Net income	$722	$1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,045	974
Deferred income taxes and investment tax credits	(141)	175
Charge associated with future ash pond and landfill closure costs	—	81
Revision to future ash pond and landfill closure costs	(113)	—
Impairment of assets and other charges	646	—
Provision for rate credits to customers	—	77
Charge related to a voluntary retirement program	138	—
Other adjustments	(60)	(48)
Changes in:
Accounts receivable	(154)	(113)
Affiliated receivables and payables	21	(8)
Inventories	(34)	40
Prepayments	(4)	(1)
Deferred fuel expenses, net	232	(273)
Accounts payable	(38)	(28)
Accrued interest, payroll and taxes	73	50
Net realized and unrealized changes related to derivative activities	18	69
Asset retirement obligations	33	(29)
Other operating assets and liabilities	(316)	197
Net cash provided by operating activities	2,068	2,206
Investing Activities
Plant construction and other property additions	(1,816)	(1,696)
Purchases of nuclear fuel	(96)	(82)
Acquisition of solar development projects	(169)	(98)
Proceeds from sales of securities	677	651
Purchases of securities	(717)	(681)
Other	(18)	(47)
Net cash used in investing activities	(2,139)	(1,953)
Financing Activities
Issuance of short-term debt, net	371	392
Repayment of affiliated current borrowings, net	(215)	(18)
Issuance of long-term debt	698	700
Repayment of long-term debt	(590)	(951)
Common dividend payments to parent	(189)	(361)
Other	(5)	(7)
Net cash provided by (used in) financing activities	70	(245)
Increase (decrease) in cash, restricted cash and equivalents	(1)	8
Cash, restricted cash and equivalents at beginning of period	38	24
Cash, restricted cash and equivalents at end of period	$37	$32
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$231	$96
Financing leases	13	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Operating Revenue(1)	$392	$423	$1,303	$1,408
Operating Expenses
Purchased (excess) gas(1)	5	(7)	49	22
Other energy-related purchases	17	26	62	88
Other operations and maintenance:
Affiliated suppliers	22	21	95	70
Other	137	159	452	502
Depreciation and amortization	64	61	188	173
Other taxes	47	45	162	152
Impairment of assets and other charges	—	1	13	127
Gains on sales of assets	(7)	(65)	(7)	(116)
Total operating expenses	285	241	1,014	1,018
Income from operations	107	182	289	390
Earnings from equity method investee	3	4	13	18
Other income	35	34	103	99
Interest and related charges(1)	26	28	77	79
Income from operations before income taxes	119	192	328	428
Income tax expense	27	56	73	111
Net Income	$92	$136	$255	$317

(1)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Net income	$92	$136	$255	$317
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(36)	3	(87)	(4)
Changes in unrecognized pension and other postretirement benefit costs(2)	(1)	—	28	—
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	9	5	11	16
Net pension and other postretirement benefit costs(4)	1	2	4	4
Total other comprehensive income (loss)	(27)	10	(44)	16
Comprehensive income	$65	$146	$211	$333

(1)

Net of $13 million and $(1) million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $30 million and $2 million tax for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Net of $— million tax for both the three months ended September 30, 2019 and 2018, and net of $(11) million and $— million tax for the nine months ended September 30, 2019 and 2018, respectively.
(3)

Net of $(3) million and $(2) million tax for the three months ended September 30, 2019 and 2018, respectively, and net of $(4) million and $(6) million tax for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Net of $— million tax for both the three months ended September 30, 2019 and 2018, and net of $(1) million tax for both the nine months ended September 30, 2019 and 2018.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$10
Customer receivables (less allowance for doubtful accounts of less than $1 at both dates)(2)	212	309
Other receivables (less allowance for doubtful accounts of $1 and $2)(2)	21	17
Affiliated receivables	40	10
Inventories	105	65
Regulatory assets	42	29
Gas imbalances(2)	29	162
Other(2)	77	145
Total current assets	537	747
Investments	81	93
Property, Plant and Equipment
Property, plant and equipment	11,780	11,238
Accumulated depreciation and amortization	(3,114)	(2,971)
Total property, plant and equipment, net	8,666	8,267
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	2,016	1,775
Operating lease assets	56	—
Other(2)	1,390	1,469
Total deferred charges and other assets	3,462	3,244
Total assets	$12,746	$12,351

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2019	December 31, 2018(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$452	$449
Short-term debt	280	10
Accounts payable	87	196
Payables to affiliates	23	65
Affiliated current borrowings	160	218
Other(2)	460	463
Total current liabilities	1,462	1,401
Long-Term Debt	3,606	3,609
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,509	1,465
Regulatory liabilities	1,299	1,285
Operating lease liabilities	44	—
Other	218	194
Total deferred credits and other liabilities	3,070	2,944
Total liabilities	8,138	7,954
Commitments and Contingencies (see Note 18)
Equity
Membership interests	4,821	4,566
Accumulated other comprehensive loss	(213)	(169)
Total equity	4,608	4,397
Total liabilities and equity	$12,746	$12,351

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Membership Interests	AOCI	Total
(millions)
June 30, 2018	$4,446	$(118)	$4,328
Net income	136		136
Other comprehensive income, net of tax		10	10
September 30, 2018	$4,582	$(108)	$4,474

June 30, 2019	$4,729	$(186)	$4,543
Net income	92		92
Other comprehensive loss, net of tax		(27)	(27)
September 30, 2019	$4,821	$(213)	$4,608

YEAR-TO-DATE

	Membership Interests	AOCI	Total
(millions)
December 31, 2017	$4,261	$(98)	$4,163
Cumulative-effect of changes in accounting principles	29	(26)	3
Net income	317		317
Distributions	(25)		(25)
Other comprehensive income, net of tax		16	16
September 30, 2018	$4,582	$(108)	$4,474

December 31, 2018	$4,566	$(169)	$4,397
Net income	255		255
Other comprehensive loss, net of tax		(44)	(44)
September 30, 2019	$4,821	$(213)	$4,608

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2019	2018
(millions)
Operating Activities
Net income	$255	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	173
Deferred income taxes and investment tax credits	40	86
Charge related to a voluntary retirement program	39	—
Impairment of assets and other charges	13	129
Gains on sales of assets	(7)	(109)
Other adjustments	6	5
Changes in:
Accounts receivable	93	98
Affiliated receivables and payables	(72)	(25)
Inventories	(40)	(25)
Deferred purchased gas costs, net	5	8
Prepayments	49	46
Accounts payable	(106)	(110)
Accrued interest, payroll and taxes	(49)	(46)
Pension and other postretirement benefits	(107)	(108)
Other operating assets and liabilities	(60)	23
Net cash provided by operating activities	247	462
Investing Activities
Plant construction and other property additions	(462)	(550)
Proceeds from assignments of shale development rights	—	109
Other	(13)	(14)
Net cash used in investing activities	(475)	(455)
Financing Activities
Issuance (repayment) of short-term debt, net	270	(488)
Issuance of long-term debt	—	500
Issuance (repayment) of affiliated current borrowings, net	(58)	6
Distribution payments to parent	—	(25)
Other	—	(4)
Net cash provided by (used in) financing activities	212	(11)
Decrease in cash, restricted cash and equivalents	(16)	(4)
Cash, restricted cash and equivalents at beginning of period	34	30
Cash, restricted cash and equivalents at end of period	$18	$26
Supplemental Cash Flow Information
Significant noncash investing activities:(1)
Accrued capital expenditures	$35	$43
Financing leases	10	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2019, their results of operations and changes in equity for the three and nine months ended September 30, 2019 and 2018 and their cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At December 31, 2018, Dominion Energy owned the general partner, 60.9% of the common units and 37.5% of the convertible preferred interests in Dominion Energy Midstream, with the public’s ownership interest reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. In January 2019, Dominion Energy acquired all outstanding partnership interests not owned by Dominion Energy and Dominion Energy Midstream became a wholly-owned subsidiary of Dominion Energy. Also, at September 30, 2019, Dominion Energy owns 50% of the units in and consolidates Four Brothers and Three Cedars. GIP’s ownership interest in Four Brothers and Three Cedars, as well as Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, is reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in the projects upon the occurrence of certain events, none of which had occurred at September 30, 2019 nor are expected to occur in the remainder of 2019.

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

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2019	September 30, 2018	December 31, 2018	December 31, 2017
(millions)
Dominion Energy
Cash and cash equivalents	$378	$310	$268	$120
Restricted cash and equivalents(1)	62	77	123	65
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$440	$387	$391	$185
Virginia Power
Cash and cash equivalents	$29	$22	$29	$14
Restricted cash and equivalents(1)	8	10	9	10
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$37	$32	$38	$24
Dominion Energy Gas
Cash and cash equivalents	$11	$4	$10	$4
Restricted cash and equivalents (1)	7	22	24	26
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$18	$26	$34	$30

(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

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

In September 2019, Dominion Energy and Virginia Power abandoned certain property, plant and equipment before the end of its useful life. As a result, Dominion Energy recorded a charge of $26 million ($19 million after-tax) and Virginia Power recorded a charge of $17 million ($12 million after-tax), included in impairment of assets and other charges in their Consolidated Statements of Income for the three and nine months ended September 30, 2019.

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

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Notes 13, 17 and 18 for more information on the SCANA Combination, including information on assets and liabilities acquired, significant financing transactions, regulatory matters and proceedings, legal proceedings and commitments and contingencies.

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

In September and October 2017, DESC received proceeds totaling $1.1 billion in full satisfaction of its share of a settlement agreement among DESC, Santee Cooper and Toshiba Corporation in connection with Westinghouse and WECTEC, both wholly-owned subsidiaries of Toshiba Corporation and responsible for the engineering and construction of the NND Project, filing for bankruptcy. The purchase price allocation below includes a previously established regulatory liability at DESC totaling $1.1 billion, of which $67 million was considered current, associated with the monetization of the bankruptcy settlement with Toshiba Corporation. In accordance with the terms of the SCANA Merger Approval Order, this regulatory liability, net of amounts that may be required to satisfy any liens against NND Project property, totaling $1.0 billion will be refunded to DESC electric service customers over a 20-year period ending in 2039.

Additionally, in the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion, of which $137 million was considered current, representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period. As a result, Dominion Energy’s Consolidated Statement of Income for the nine months ended September 30, 2019 includes a $756 million after-tax charge.

NND Project

As a condition to the SCANA Merger Approval Order, DESC committed to excluding from rate recovery $2.4 billion of costs related to the NND Project and $180 million of costs associated with the purchase of the Columbia Energy Center power station. Regulatory assets included in SCANA’s historical balance sheet at December 31, 2018 reflected these disallowances.

The remaining regulatory asset associated with the NND Project of $2.8 billion, of which $138 million was considered current, will be collected over a 20-year period, including a return on investment. In January 2019, DESC filed the NND Project rider in accordance with the terms of the SCANA Merger Approval Order for rates effective in February 2019 for DESC’s retail electric customers. The South Carolina Commission approved this filing in January 2019.

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

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at closing, including adjustments related to income taxes identified during 2019 as discussed in Note 5. The allocation is subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. Certain tax-related amounts in the allocation of the purchase price below are preliminary and may change as Dominion Energy completes its analysis and review of applicable tax matters.

Amount
(millions)
Total current assets(1)	$1,782
Investments	224
Property, plant and equipment(2)	11,006
Goodwill	2,576
Regulatory assets(3)	3,940
Other deferred charges and other assets, including intangible assets	430
Total Assets	19,958
Total current liabilities	1,515
Long-term debt	6,707
Deferred income taxes	1,114
Regulatory liabilities	2,668
Other deferred credits and other liabilities(4)	1,115
Total Liabilities	13,119
Total purchase price(5)	$6,839

(1)	Includes $389 million of cash, restricted cash and equivalents, of which $115 million is considered restricted.
(2)

Includes $105 million of certain property, plant and equipment associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. As a result, Dominion Energy’s Consolidated Statement of Income for the nine months ended September 30, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

(3)

Includes $264 million of certain income tax-related regulatory assets associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. See Note 5 for additional information.

(4)	Includes a $379 million pension and other postretirement benefit liability.
(5)	Includes stock-based compensation awards with a fair value of $21 million.

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 for a description of assets acquired and liabilities assumed in connection with the SCANA Combination.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue and net income attributable to Dominion Energy in the Consolidated Statements of Income was an increase of $979 million and $97 million for the three months ended September 30, 2019, respectively, and an increase of $2.1 billion and a decrease of $1.1 billion for the nine months ended September 30, 2019, respectively.

Dominion Energy incurred merger and integration-related costs of $29 million and $596 million in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. These amounts for the three and nine months ended September 30, 2019 include $4 million and $427 million, respectively, for a charge related to a voluntary retirement program. See Note 21 for additional information. Of the remaining merger and integration-related costs, $25 million and $160 million was recorded in other operations and maintenance expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively, and less than $1 million and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, Dominion Energy incurred merger and integration-related costs of $3 million and $17 million, respectively, recorded primarily in other operations and maintenance expense in the Consolidated Statements of Income. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018(1)	2019(1)	2018(1)
(millions, except EPS)
Operating Revenue	$4,269	$4,356	$13,104	$12,902
Net income attributable to Dominion Energy	1,029	923	1,991	2,054
Earnings Per Common Share – Basic	$1.28	$1.23	$2.47	$2.74
Earnings Per Common Share – Diluted	$1.26	$1.23	$2.44	$2.74

(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Expected Sale of Interest in Cove Point

In October 2019, Dominion Energy signed an agreement to sell a noncontrolling interest (consisting of 25% of the limited partnership interests) in Cove Point to Brookfield for cash consideration of approximately $2.1 billion, subject to working capital adjustments, which is expected to close in December 2019.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,440	$1,036	$3,180	$2,641
Commercial	962	737	2,347	1,897
Industrial	227	143	474	371
Government and other retail	244	224	658	647
Wholesale	45	30	134	95
Nonregulated electric sales	197	322	688	1,022
Regulated gas sales:
Residential	121	73	900	553
Commercial	52	15	316	152
Other	23	3	86	14
Nonregulated gas sales	51	42	369	139
Regulated gas transportation and storage:
FERC-regulated	248	266	772	800
State-regulated	168	138	547	472
Nonregulated gas transportation and storage	153	162	501	286
Other regulated revenues(1)	54	38	180	132
Other nonregulated revenues(1)(2)	96	133	305	410
Total operating revenue from contracts with customers	4,081	3,362	11,457	9,631
Other revenues(3)	188	89	640	374
Total operating revenue	$4,269	$3,451	$12,097	$10,005
Virginia Power
Regulated electric sales:
Residential	$1,085	$1,036	$2,816	$2,641
Commercial	732	737	2,049	1,897
Industrial	121	143	351	371
Government and other retail	224	224	625	647
Wholesale	31	30	97	95
Other regulated revenues(1)	36	30	124	95
Other nonregulated revenues(2)	21	10	54	41
Total operating revenue from contracts with customers	2,250	2,210	6,116	5,787
Other revenues(2)(3)	14	22	51	22
Total operating revenue	$2,264	$2,232	$6,167	$5,809
Dominion Energy Gas
Regulated gas sales:
Residential	$9	$12	$51	$54
Other	1	—	3	9
Nonregulated gas sales(2)	2	2	5	5
Regulated gas transportation and storage:
FERC-regulated(2)	180	179	566	561
State-regulated(2)	139	131	460	450
NGL revenue(1)(2)	31	42	112	146
Management service revenue(2)	23	50	81	157
Other regulated revenues(2)	4	4	17	16
Other nonregulated revenues(1)(2)	3	3	7	9
Total operating revenue from contracts with customers	392	423	1,302	1,407
Other revenues	—	—	1	1
Total operating revenue	$392	$423	$1,303	$1,408

(1)

Amounts above include $36 million and $28 million for the three months ended September 30, 2019, $108 million and $91 million for the three months ended September 30, 2018, $129 million and $101 million for the nine months ended September 30, 2019 and $170 million and $138 million for the nine months ended September 30, 2018 primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively, which are considered to be goods transferred at a point in time. In addition, the amounts include $12 million and $19 million of sales of renewable energy credits at Dominion Energy for the three and nine months ended September 30, 2019, respectively, $11 million and $14 million at Virginia Power for the three and nine months ended September 30, 2019, respectively, and $10 million and $11 million at both Dominion Energy and Virginia Power for the three and nine months ended September 30, 2018, respectively, which are considered to be goods transferred at a point in time.

(2)	See Notes 10 and 20 for amounts attributable to related parties and affiliates.
(3)

Amounts above include alternative revenue of $9 million and $44 million at Dominion Energy and $9 million and $35 million at Virginia Power for the three and nine months ended September 30, 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at September 30, 2019	2019	2020	2021	2022	2023	Thereafter	Total
(millions)
Dominion Energy	$431	$1,545	$1,446	$1,344	$1,199	$13,502	$19,467
Virginia Power	5	3	1	—	—	—	9
Dominion Energy Gas	168	617	541	443	325	1,902	3,996

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At September 30, 2019 and December 31, 2018, Dominion Energy’s contract asset balances were $34 million and $42 million, respectively. Dominion Energy Gas’ contract asset balances were $47 million and $58 million at September 30, 2019 and December 31, 2018, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At September 30, 2019 and December 31, 2018, Dominion Energy’s contract liability balances were $127 million and $106 million, respectively. At September 30, 2019 and December 31, 2018, Virginia Power’s contract liability balances were $25 million and $22 million, respectively. At September 30, 2019 and December 31, 2018, Dominion Energy Gas’ contract liability balances were $38 million and $40 million, respectively. During the nine months ended September 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas recognized revenue of $92 million, $22 million and $40 million, respectively, from the beginning contract liability balances as the Companies fulfilled their obligations to provide service to their customers. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	0.2	3.3	4.5	4.6	4.2	3.9
Investment tax credits	(5.7)	(0.9)	(5.3)	(1.4)	—	—
Production tax credits	(1.2)	(0.7)	(0.8)	(0.7)	—	—
Reversal of excess deferred income taxes	(6.8)	(1.5)	(4.1)	(1.9)	(1.1)	(1.3)
Federal legislative change	—	2.0	—	(0.2)	—	2.0
State legislative change	—	(0.8)	—	—	—	0.1
Write-off of regulatory assets	33.5	—	—	—	—	—
AFUDC - equity	(2.0)	(0.9)	—	(0.5)	(0.6)	(0.4)
Other, net	(2.7)	(1.0)	(1.2)	(0.3)	(1.3)	0.7
Effective tax rate	36.3%	20.5%	14.1%	20.6%	22.2%	26.0%

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of the portion of excess deferred income tax amortization in 2019. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. As described in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, the Companies decreased revenue and increased regulatory liabilities to offset these deferred tax impacts in accordance with applicable regulatory commission orders or formula rate mechanisms. See Note 13 for current year developments.

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

As part of the SCANA Combination, Dominion Energy acquired SCANA’s unrecognized tax benefits of $106 million.  In the first quarter of 2019, Dominion Energy completed the evaluation of a state income tax position acquired in the SCANA Combination that increased unrecognized tax benefits by $51 million.  In the second quarter, Dominion Energy completed the evaluation of a federal income tax position acquired in the SCANA Combination that increased unrecognized tax benefits by $18 million. In the third quarter, DESC’s unrecognized tax benefits increased by $1 million and both accrued interest and penalties increased by $7 million. In total, these adjustments resulted in an increase to goodwill of $72 million and had no impact on Dominion Energy’s income tax expense, interest expense or other income.

As of September 30, 2019, there have been no other material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of these unrecognized tax benefits.

The 2017 Tax Reform Act limits the deductibility of interest expense to 30% of adjusted taxable income for certain businesses, with any disallowed interest carried forward indefinitely. Subject to additional guidance in yet to be finalized regulations, the Companies expect interest expense to be deductible in 2019.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions, except EPS)
Net income attributable to Dominion Energy	$975	$854	$349	$1,806
Series A Preferred Stock dividends	(7)	—	(8)	—
Net income attributable to Dominion Energy - Basic	968	854	341	1,806
Dilutive effect of Series A Preferred Stock	(13)	—	(26)	—
Net income attributable to Dominion Energy - Diluted	955	854	315	1,806
Average shares of common stock outstanding – Basic	813.0	653.9	802.9	652.4
Net effect of dilutive securities	—	1.0	0.1	0.4
Average shares of common stock outstanding – Diluted	813.0	654.9	803.0	652.8
Earnings Per Common Share – Basic	$1.19	$1.31	$0.42	$2.77
Earnings Per Common Share – Diluted	$1.17	$1.30	$0.39	$2.77

The 2019 Equity Units are potentially dilutive securities. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2019, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS, but a fair value adjustment is reflected within net income attributable to Dominion Energy for the calculation of diluted EPS for the three and nine months ended September 30, 2019 based upon the expectation that the conversion will be settled in cash rather than through issuance of Dominion Energy common stock. The 2016 Equity Units were potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018, as the dilutive stock price threshold was not met. The forward sales agreements, effective April 2018, were potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and nine months ended September 30, 2018. The Dominion Energy Midstream convertible preferred units were potentially dilutive securities but had no effect on the calculation of diluted EPS for the three and nine months ended September 30, 2018. In calculating diluted EPS in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applied the if-converted method.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended September 30, 2019
Beginning balance	$(389)	$30	$(1,322)	$(2)	$(1,683)
Other comprehensive income before reclassifications: gains (losses)	(107)	8	(4)	(1)	(104)
Amounts reclassified from AOCI: (gains) losses(1)	(6)	(4)	20	—	10
Net current period other comprehensive income (loss)	(113)	4	16	(1)	(94)
Ending balance	$(502)	$34	$(1,306)	$(3)	$(1,777)
Three Months Ended September 30, 2018
Beginning balance	$(248)	$(2)	$(1,286)	$(2)	$(1,538)
Other comprehensive income before reclassifications: gains (losses)	(27)	(6)	—	—	(33)
Amounts reclassified from AOCI: (gains) losses(1)	30	3	18	—	51
Net current period other comprehensive income (loss)	3	(3)	18	—	18
Ending balance	$(245)	$(5)	$(1,268)	$(2)	$(1,520)
Nine Months Ended September 30, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(209)	37	109	(1)	(64)
Amounts reclassified from AOCI: (gains) losses(1)	(58)	(5)	50	—	(13)
Net current period other comprehensive income (loss)	(267)	32	159	(1)	(77)
Ending balance	$(502)	$34	$(1,306)	$(3)	$(1,777)
Nine Months Ended September 30, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	51	(24)	—	1	28
Amounts reclassified from AOCI: (gains) losses(1)	71	4	60	—	135
Net current period other comprehensive income (loss)	122	(20)	60	1	163
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income attributable to noncontrolling interest	1	—	—	—	1
Ending balance	$(245)	$(5)	$(1,268)	$(2)	$(1,520)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(35)	Operating revenue
	2	Purchased gas
Interest rate contracts	14	Interest and related charges
Foreign currency contracts	12	Other income
Total	(7)
Tax	1	Income tax expense
Total, net of tax	$(6)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(5)	Other income
Total	(5)
Tax	1	Income tax expense
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	31	Other income
Total	26
Tax	(6)	Income tax expense
Total, net of tax	$20
Three Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$26	Operating revenue
Interest rate contracts	12	Interest and related charges
Foreign currency contracts	2	Other income
Total	40
Tax	(10)	Income tax expense
Total, net of tax	$30
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$3	Other income
Total	3
Tax	—	Income tax expense
Total, net of tax	$3
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	30	Other income
Total	25
Tax	(7)	Income tax expense
Total, net of tax	$18

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Nine Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(127)	Operating revenue
	(1)	Purchased gas
Interest rate contracts	37	Interest and related charges
Foreign currency contracts	14	Other income
Total	(77)
Tax	19	Income tax expense
Total, net of tax	$(58)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(6)	Other income
Total	(6)
Tax	1	Income tax expense
Total, net of tax	$(5)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(18)	Other income
Amortization of actuarial losses	85	Other income
Total	67
Tax	(17)	Income tax expense
Total, net of tax	$50
Nine Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$55	Operating revenue
	2	Purchased gas
	(8)	Electric fuel and other energy-related purchases
Interest rate contracts	36	Interest and related charges
Foreign currency contracts	10	Other income
Total	95
Tax	(24)	Income tax expense
Total, net of tax	$71
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$5	Other income
Total	5
Tax	(1)	Income tax expense
Total, net of tax	$4
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(16)	Other income
Amortization of actuarial losses	91	Other income
Total	75
Tax	(15)	Income tax expense
Total, net of tax	$60

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended September 30, 2019
Beginning balance	$(30)	$4	$(26)
Other comprehensive income before reclassifications: gains (losses)	(16)	1	(15)
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	(16)	1	(15)
Ending balance	$(46)	$5	$(41)
Three Months Ended September 30, 2018
Beginning balance	$(8)	$(1)	$(9)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	3	—	3
Ending balance	$(5)	$(1)	$(6)
Nine Months Ended September 30, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(34)	5	(29)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(33)	4	(29)
Ending balance	$(46)	$5	$(41)
Nine Months Ended September 30, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	10	(2)	8
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	10	(2)	8
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(5)	$(1)	$(6)

(1)	Virginia Power’s reclassifications out of AOCI were immaterial for both the three and nine months ended September 30, 2019 and 2018.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended September 30, 2019
Beginning balance	$(74)	$(112)	$(186)
Other comprehensive income before reclassifications: gains (losses)	(36)	(1)	(37)
Amounts reclassified from AOCI: (gains) losses(1)	9	1	10
Net current period other comprehensive income (loss)	(27)	—	(27)
Ending balance	$(101)	$(112)	$(213)
Three Months Ended September 30, 2018
Beginning balance	$(24)	$(94)	$(118)
Other comprehensive income before reclassifications: gains (losses)	3	—	3
Amounts reclassified from AOCI: (gains) losses(1)	5	2	7
Net current period other comprehensive income (loss)	8	2	10
Ending balance	$(16)	$(92)	$(108)
Nine Months Ended September 30, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(87)	28	(59)
Amounts reclassified from AOCI: (gains) losses(1)	11	4	15
Net current period other comprehensive income (loss)	(76)	32	(44)
Ending balance	$(101)	$(112)	$(213)
Nine Months Ended September 30, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	(4)	—	(4)
Amounts reclassified from AOCI: (gains) losses(1)	16	4	20
Net current period other comprehensive income (loss)	12	4	16
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(16)	$(92)	$(108)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	12	Other income
Total	12
Tax	(3)	Income tax expense
Total, net of tax	$9
Unrecognized pension costs:
Actuarial losses	$1	Other income
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Three Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$3	Operating revenue
Interest rate contracts	2	Interest and related charges
Foreign currency contracts	2	Other income
Total	7
Tax	(2)	Income tax expense
Total, net of tax	$5
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense
Total, net of tax	$2
Nine Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Operating revenue
Interest rate contracts	5	Interest and related charges
Foreign currency contracts	14	Other income
Total	15
Tax	(4)	Income tax expense
Total, net of tax	$11
Unrecognized pension costs:
Actuarial losses	$5	Other income
Total	5
Tax	(1)	Income tax expense
Total, net of tax	$4
Nine Months Ended September 30, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$8	Operating revenue
Interest rate contracts	4	Interest and related charges
Foreign currency contracts	10	Other income
Total	22
Tax	(6)	Income tax expense
Total, net of tax	$16
Unrecognized pension costs:
Actuarial losses	$5	Other income
Total	5
Tax	(1)	Income tax expense

Total, net of tax	$4

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. See Note 9 for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at September 30, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$13	Discounted cash flow	Market price (per Dth)	(3)	(1) - 6	—
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(2) - 8	1
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 6	4
			Price volatility	(4)	1% - 70%	47%
Total assets	$20
Liabilities
Physical and financial forwards:
Natural gas(2)	$10	Discounted Cash Flow	Market price (per Dth)	(3)	(2) - 7	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(5) - 3	—
Physical options:
Natural gas	6	Option model	Market price (per Dth)	(3)	1 - 6	3
			Price volatility	(4)	1% - 71%	26%
Total liabilities	$21
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2019
Assets
Derivatives:
Commodity	$6	$54	$20	$80
Interest rate	—	10	—	10
Foreign currency	—	3	—	3
Investments(1):
Equity securities:
U.S.	3,881	—	—	3,881
Fixed income securities:
Corporate debt instruments	—	472	—	472
Government securities	474	694	—	1,168
Cash equivalents and other	26	5	—	31
Total assets	$4,387	$1,238	$20	$5,645
Liabilities
Derivatives:
Commodity	$14	$45	$21	$80
Interest rate	—	850	—	850
Foreign currency	—	4	—	4
Total liabilities	$14	$899	$21	$934
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$180	$70	$250
Interest rate	—	18	—	18
Foreign currency	—	26	—	26
Investments(1):
Equity securities:
U.S.	3,277	—	—	3,277
Fixed income securities:
Corporate debt instruments	—	431	—	431
Government securities	455	688	—	1,143
Cash equivalents and other	11	—	—	11
Total assets	$3,743	$1,343	$70	$5,156
Liabilities
Derivatives:
Commodity	$—	$129	$6	$135
Interest rate	—	142	—	142
Foreign currency	—	2	—	2
Total liabilities	$—	$273	$6	$279
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $262 million and $220 million of assets at September 30, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(millions)
Beginning balance	$75	$119	$64	$150
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	—	2	(2)
Purchased gas	—	—	1	—
Electric fuel and other energy-related purchases	(5)	(7)	(12)	(25)
Included in other comprehensive income	—	—	—	1
Included in regulatory assets/liabilities	(76)	(16)	(51)	(26)
Settlements	5	(4)	7	(7)
Purchases	—	—	(10)	—
Transfers out of Level 3	—	—	(2)	1
Ending balance	$(1)	$92	$(1)	$92
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date:
Operating revenue	$—	$—	$2	$—
Purchased gas	—	—	1	—
Total	$—	$—	$3	$—

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2019.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards and futures:
Natural gas(2)	$12	Discounted cash flow	Market price (per Dth)	(3)	(1) - 3	—
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(2) - 8	1
Total assets	$17
Liabilities
Physical and financial forwards:
Natural gas(2)	$10	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(5) - 3	—
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	1 - 6	3
			Price volatility	(4)	24% - 52%	35%
Total liabilities	$16
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2019
Assets
Derivatives:
Commodity	$—	$3	$17	$20
Investments(1):
Equity securities:
U.S.	1,783	—	—	1,783
Fixed income securities:
Corporate debt instruments	—	273	—	273
Government securities	184	337	—	521
Cash equivalents and other	6	—	—	6
Total assets	$1,973	$613	$17	$2,603
Liabilities
Derivatives:
Commodity	$—	$17	$16	$33
Interest rate	—	521	—	521
Total liabilities	$—	$538	$16	$554
At December 31, 2018
Assets
Derivatives:
Commodity	$—	$24	$66	$90
Interest rate	—	3	—	3
Investments(1):
Equity securities:
U.S.	1,476	—	—	1,476
Fixed income securities:
Corporate debt instruments	—	221	—	221
Government securities	164	343	—	507
Total assets	$1,640	$591	$66	$2,297
Liabilities
Derivatives:
Commodity	$—	$9	$6	$15
Interest rate	—	88	—	88
Total liabilities	$—	$97	$6	$103
(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $152 million and $160 million of assets at September 30, 2019 and December 31, 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(millions)
Beginning balance	$77	$115	$60	$147
Total realized and unrealized losses:
Included in earnings:
Electric fuel and other energy-related purchases	(5)	(6)	(12)	(25)
Included in regulatory assets/liabilities	(76)	(19)	(50)	(30)
Settlements	5	(4)	3	(6)
Ending balance	$1	$86	$1	$86

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2019 and 2018.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2019
Assets
Commodity	$—	$2	$—	$2
Foreign currency	—	3	—	3
Total assets	$—	$5	$—	$5
Liabilities
Interest rate	$—	$113	$—	$113
Foreign currency	—	4	—	4
Total liabilities	$—	$117	$—	$117
At December 31, 2018
Assets
Commodity	$—	$3	$—	$3
Foreign currency	—	26	—	26
Total assets	$—	$29	$—	$29
Liabilities
Interest rate	$—	$17	$—	$17
Foreign currency	—	2	—	2
Total liabilities	$—	$19	$—	$19

The following table presents the net change in Dominion Energy Gas’ assets and liabilities for derivatives measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no net changes in assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018.

Nine Months Ended
September 30,
2018
(millions)
Beginning balance	$(2)
Total realized and unrealized gains:
Included in other comprehensive income	1
Transfers out of Level 3	1
Ending balance	$—

There were no gains or losses included in earnings in the Level 3 fair value category for the nine months ended September 30, 2018. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the nine months ended September 30, 2018.

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

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt, including securities due within one year(2)	$34,662	$38,894	$29,952	$31,045
Credit facility borrowings	—	—	73	73
Junior subordinated notes(3)	3,797	3,951	3,430	3,358
Remarketable subordinated notes(3)	—	—	1,386	1,340
Virginia Power
Long-term debt, including securities due within one year(3)	$11,795	$13,732	$11,671	$12,400
Dominion Energy Gas
Long-term debt, including securities due within one year(4)	$4,058	$4,309	$4,058	$4,072
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments. At September 30, 2019 and December 31, 2018, includes the valuation of certain fair value hedges associated with fixed rate debt of $6 million and $(20) million, respectively.

(3)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.
(4)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$39	$18	$—	$21	$175	$12	$—	$163
Exchange	37	26	—	11	68	68	—	—
Interest rate contracts:
Over-the-counter	10	4	—	6	18	1	—	17
Foreign currency contracts:
Over-the-counter	3	3	—	—	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$89	$51	$—	$38	$287	$83	$—	$204

(1)	Excludes $4 million and $7 million of derivative assets at September 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$43	$18	$1	$24	$19	$12	$—	$7
Exchange	34	26	8	—	115	68	47	—
Interest rate contracts:
Over-the-counter	850	4	41	805	142	1	—	141
Foreign currency contracts:
Over-the-counter	4	3	—	1	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$931	$51	$50	$830	$278	$83	$47	$148

(1)	Excludes $3 million and $1 million of derivative liabilities at September 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	125	63
Basis	256	541
Electricity (MWh):
Fixed price	3,262,550	369,850
FTRs	74,936,524	—
NGLs (Gal)	17,892,000	—
Interest rate(2)	$850,000,000	$5,384,447,114
Foreign currency(2)(3)	$—	$280,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.
(3)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(6)	$(5)	27 months
Electricity	9	8	15 months
Other	2	2	6 months
Interest rate	(512)	(49)	387 months
Foreign currency	5	(3)	81 months
Total	$(502)	$(47)

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three and nine months ended September 30, 2019 and 2018.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(millions)
Long-term debt	$(1,156)	$(1,631)	$(6)	$20

(1)	Includes $(396) million and $(892) million related to discontinued hedging relationships at September 30, 2019 and December 31, 2018, respectively.
(2)	Includes $4 million and $8 million of hedging adjustments on discontinued hedging relationships at September 30, 2019 and December 31, 2018, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2019
ASSETS
Current Assets
Commodity	$18	$53	$71
Interest rate	2	—	2
Total current derivative assets(1)	20	53	73
Noncurrent Assets
Commodity	2	7	9
Interest rate	8	—	8
Foreign currency	3	—	3
Total noncurrent derivative assets(2)	13	7	20
Total derivative assets	$33	$60	$93
LIABILITIES
Current Liabilities
Commodity	$9	$50	$59
Interest rate	200	2	202
Foreign currency	4	—	4
Total current derivative liabilities(3)	213	52	265
Noncurrent Liabilities
Commodity	2	19	21
Interest rate	627	21	648
Total noncurrent derivative liabilities(4)	629	40	669
Total derivative liabilities	$842	$92	$934
December 31, 2018
ASSETS
Current Assets
Commodity	$55	$154	$209
Interest rate	14	—	14
Total current derivative assets(1)	69	154	223
Noncurrent Assets
Commodity	6	35	41
Interest rate	4	—	4
Foreign currency	26	—	26
Total noncurrent derivative assets(2)	36	35	71
Total derivative assets	$105	$189	$294
LIABILITIES
Current Liabilities
Commodity	$17	$112	$129
Interest rate	26	—	26
Foreign currency	2	—	2
Total current derivative liabilities(3)	45	112	157
Noncurrent Liabilities
Commodity	5	1	6
Interest rate	116	—	116
Total noncurrent derivative liabilities(4)	121	1	122
Total derivative liabilities	$166	$113	$279

(1)	Current derivative assets include amounts presented in assets held for sale in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)

Current derivative liabilities include $242 million and $157 million in other current liabilities at September 30, 2019 and December 31. 2018, respectively, with the remainder recorded in liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$35
Purchased gas		(2)
Total commodity	$(5)	$33	$—
Interest rate(3)	(124)	(14)	(190)
Foreign currency(4)	(15)	(12)	—
Total	$(144)	$7	$(190)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(26)
Total commodity	$(58)	$(26)	$—
Interest rate(3)	23	(12)	48
Foreign currency(4)	(1)	(2)	—
Total	$(36)	$(40)	$48
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$127
Purchased gas		1
Total commodity	$96	$128	$—
Interest rate(3)	(350)	(37)	(405)
Foreign currency(4)	(24)	(14)	—
Total	$(278)	$77	$(405)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(55)
Purchased gas		(2)
Electric fuel and other energy-related purchases		8
Total commodity	$(1)	$(49)	$—
Interest rate(3)	70	(36)	141
Foreign currency(4)	(1)	(10)	—
Total	$68	$(95)	$141

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$7	$(5)	$37	$(8)
Purchased gas	(10)	1	(18)	5
Electric fuel and other energy-related purchases	(6)	(7)	(18)	(23)
Total	$(9)	$(11)	$1	$(26)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$17	$15	$—	$2	$64	$6	$—	$58
Interest rate contracts:
Over-the-counter	—	—	—	—	3	—	—	3
Total derivatives, subject to a master netting or similar arrangement	$17	$15	$—	$2	$67	$6	$—	$61

(1)	Excludes $3 million and $26 million of derivative assets at September 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$16	$15	$—	$1	$6	$6	$—	$—
Interest rate contracts:
Over-the-counter	521	—	—	521	88	—	—	88
Total derivatives, subject to a master netting or similar arrangement	$537	$15	$—	$522	$94	$6	$—	$88

(1)	Excludes $17 million and $9 million of derivative liabilities at September 30, 2019 and December 31, 2018, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	44	16
Basis	151	472
Electricity (MWh):
FTRs	74,936,524	—
Interest rate(2)	$550,000,000	$1,200,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(46)	$(1)	387 months
Total	$(46)	$(1)

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
(millions)
September 30, 2019
ASSETS
Current Assets
Commodity	$—	$19	$19
Total current derivative assets(1)	—	19	19
Noncurrent Assets
Commodity	—	1	1
Total noncurrent derivative assets(2)	—	1	1
Total derivative assets	$—	$20	$20
LIABILITIES
Current Liabilities
Commodity	$—	$16	$16
Interest rate	149	—	149
Total current derivative liabilities	149	16	165
Noncurrent Liabilities
Commodity	—	17	17
Interest rate	372	—	372
Total noncurrent derivatives liabilities(3)	372	17	389
Total derivative liabilities	$521	$33	$554
December 31, 2018
ASSETS
Current Assets
Commodity	$—	$60	$60
Interest rate	3	—	3
Total current derivative assets(1)	3	60	63
Noncurrent Assets
Commodity	—	30	30
Total noncurrent derivative assets(2)	—	30	30
Total derivative assets	$3	$90	$93
LIABILITIES
Current Liabilities
Commodity	$—	$15	$15
Interest rate	10	—	10
Total current derivative liabilities	10	15	25
Noncurrent Liabilities
Interest rate	78	—	78
Total noncurrent derivatives liabilities(3)	78	—	78
Total derivative liabilities	$88	$15	$103

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$—	$(190)
Total	$(21)	$—	$(190)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$4	$—	$48
Total	$4	$—	$48
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(45)	$(1)	$(408)
Total	$(45)	$(1)	$(408)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$13	$—	$141
Total	$13	$—	$141

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(6)	$(9)	$(18)	$(12)
Total	$(6)	$(9)	$(18)	$(12)

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

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$2	$—	$—	$2	$3	$—	$—	$3
Foreign currency contracts:
Over-the-counter	3	3	—	—	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$5	$3	$—	$2	$29	$2	$—	$27

		September 30, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$113	$—	$—	$113	$17	$—	$—	$17
Foreign currency contracts:
Over-the-counter	4	3	—	1	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$117	$3	$—	$114	$19	$2	$—	$17

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at September 30, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
NGLs (Gal)	17,892,000	—
Interest rate(1)	$300,000,000	$1,000,000,000
Foreign currency(1)(2)	$—	$280,000,000

(1)	Maturity is determined based on final settlement period.
(2)	Euro equivalent volumes are €250,000,000.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at September 30, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
NGLs	$2	$2	6 months
Interest rate	(108)	(7)	303 months
Foreign currency	5	(3)	81 months
Total	$(101)	$(8)

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
(millions)
September 30, 2019
ASSETS
Current Assets
Commodity	$2	$—	$2
Total current derivative assets(1)	2	—	2
Noncurrent Assets
Foreign currency	3	—	3
Total noncurrent derivative assets(2)	3	—	3
Total derivative assets	$5	$—	$5
LIABILITIES
Current Liabilities
Interest rate	$47	$—	$47
Foreign currency	4	—	4
Total current derivative liabilities(3)	51	—	51
Noncurrent Liabilities
Interest rate	66	—	66
Total noncurrent derivative liabilities(4)	66	—	66
Total derivative liabilities	$117	$—	$117
December 31, 2018
ASSETS
Current Assets
Commodity	$3	$—	$3
Total current derivative assets(1)	3	—	3
Noncurrent Assets
Foreign currency	26	—	26
Total noncurrent derivative assets(2)	26	—	26
Total derivative assets	$29	$—	$29
LIABILITIES
Current Liabilities
Interest rate	$9	$—	$9
Foreign currency	2	—	2
Total current derivative liabilities(3)	11	—	11
Noncurrent Liabilities
Interest rate	8	—	8
Total noncurrent derivative liabilities(4)	8	—	8
Total derivative liabilities	$19	$—	$19

(1)	Current derivative assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$2
Total commodity	$1	$2
Interest rate(2)	(36)	(2)
Foreign currency(3)	(14)	(12)
Total	$(49)	$(12)
Three Months Ended September 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(3)
Total commodity	$(5)	$(3)
Interest rate(2)	10	(2)
Foreign currency(3)	(1)	(2)
Total	$4	$(7)
Nine Months Ended September 30, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$4
Total commodity	$3	$4
Interest rate(2)	(96)	(5)
Foreign currency(3)	(24)	(14)
Total	$(117)	$(15)
Nine Months Ended September 30, 2018
Derivative Type and Location of Gains (Losses):
Commodity:
Operating revenue		$(8)
Total commodity	$(11)	$(8)
Interest rate(2)	6	(4)
Foreign currency(3)	(1)	(10)
Total	$(6)	$(22)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $114 million and $111 million at September 30, 2019 and December 31, 2018, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
September 30, 2019
Equity securities:(1)
U.S.	$1,787	$2,169	$(30)		$3,926
Fixed income securities:(2)
Corporate debt instruments	442	30	—		472
Government securities	1,082	44	(4)		1,122
Common/collective trust funds	105	4	—		109
Insurance contracts	210	—	—		210
Cash equivalents and other(3)	21	—	—		21
Total	$3,647	$2,247	$(34)	(4)	$5,860
December 31, 2018
Equity securities:(1)
U.S.	$1,741	$1,640	$(51)		$3,330
Fixed income securities:(2)
Corporate debt instruments	435	5	(9)		431
Government securities	1,092	17	(12)		1,097
Common/collective trust funds	76	—	—		76
Cash equivalents and other	4	—	—		4
Total	$3,348	$1,662	$(72)	(4)	$4,938

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $3 million at September 30, 2019.
(4)	The fair value of securities in an unrealized loss position was $277 million and $833 million at September 30, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Net gains recognized during the period	$40	$243	$610	$267
Less: Net gains recognized during the period on securities sold during the period	(17)	(7)	(61)	(42)
Unrealized gains recognized during the period on securities still held at September 30, 2019 and 2018(1)	$23	$236	$549	$225

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$212
Due after one year through five years	412
Due after five years through ten years	360
Due after ten years	719
Total	$1,703

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Proceeds from sales	$429	$457	$1,311	$1,301
Realized gains(1)	53	24	152	96
Realized losses(1)	25	18	75	60

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Dominion Energy recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Total other-than-temporary impairment losses	$1	$8	$1	$25
Losses recognized in other comprehensive income (before taxes)	(1)	(8)	(1)	(25)
Net impairment losses recognized in earnings	$—	$—	$—	$—

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
September 30, 2019
Equity securities:(1)
U.S.	$890	$1,013	$(15)		$1,888
Fixed income securities:(2)
Corporate debt instruments	257	16	—		273
Government securities	504	17	(1)		520
Common/collective trust funds	46	—	—		46
Cash equivalents and other(3)	11	—	—		11
Total	$1,708	$1,046	$(16)	(4)	$2,738
December 31, 2018
Equity securities:(1)
U.S.	$858	$751	$(24)		$1,585
Fixed income securities:(2)
Corporate debt instruments	224	2	(5)		221
Government securities	504	7	(5)		506
Common/collective trust funds	51	—	—		51
Cash equivalents and other(3)	6	—	—		6
Total	$1,643	$760	$(34)	(4)	$2,369

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability.
(3)	Includes pending sales of securities of $5 million and $6 million at September 30, 2019 and December 31, 2018, respectively.
(4)	The fair value of securities in an unrealized loss position was $164 million and $404 million at September 30, 2019 and December 31, 2018, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Net gains recognized during the period	$30	$106	$286	$118
Less: Net gains recognized during the period on securities sold during the period	(7)	(3)	(15)	(26)
Unrealized gains recognized during the period on securities still held at September 30, 2019 and 2018(1)	$23	$103	$271	$92

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2019 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$99
Due after one year through five years	183
Due after five years through ten years	180
Due after ten years	377
Total	$839

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Proceeds from sales	$230	$237	$677	$651
Realized gains(1)	21	11	46	44
Realized losses(1)	6	5	18	17

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds recognized in earnings for Virginia Power were immaterial for the three and nine months ended September 30, 2019 and 2018.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion Energy an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. As of September 30, 2019, the members hold the following membership interests: Dominion Energy, 48%; Duke, 47%; and Southern Company Gas, 5%.

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

Dominion Energy recorded contributions of $47 million and $147 million during the three months ended September 30, 2019 and 2018, respectively, and $175 million and $306 million during the nine months ended September 30, 2019 and 2018, respectively, to Atlantic Coast Pipeline. At September 30, 2019, Dominion Energy had $10 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

DETI provides services to Atlantic Coast Pipeline which totaled $24 million and $50 million for the three months ended September 30, 2019 and 2018, respectively, and $81 million and $156 million for the nine months ended September 30, 2019 and 2018, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $9 million and $13 million at September 30, 2019 and December 31, 2018, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 18 for more information.

Atlantic Coast Pipeline is the subject of challenges in state and federal courts and agencies, including, among others, challenges of the Atlantic Coast Pipeline Project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the U.S. Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, the FERC Environmental Impact Statement order and the FERC order approving the CPCN. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the Atlantic Coast Pipeline Project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit and the same court's July 2019 vacatur of the biological opinion and incidental take statement (which stay and subsequent vacatur halted most project construction activity), a U.S. Court of Appeals for the Fourth Circuit decision vacating the permits to cross certain federal forests, the U.S. Court of Appeals for the Fourth Circuit's remand to U.S. Army Corps of Engineers of Atlantic Coast Pipeline’s Huntington District 404 verification and the U.S. Court of Appeals for the Fourth Circuit’s remand to the National Park Service of Atlantic Coast Pipeline’s Blue Ridge Parkway right-of-way. Atlantic Coast Pipeline is vigorously defending these challenges and coordinating with the federal and state authorities which are the direct parties to the challenges. In June 2019, the Solicitor General of the U.S. and Atlantic Coast Pipeline filed petitions requesting that the Supreme Court of the U.S. hear the case regarding the Appalachian Trail crossing. In October 2019, the Supreme Court of the U.S. agreed to hear the case. A ruling is expected no later than June 2020. Atlantic Coast Pipeline is also evaluating possible legislative remedies to this issue.

In anticipation of the U.S. Court of Appeals for the Fourth Circuit's vacatur of the biological opinion and incidental take statement, Atlantic Coast Pipeline and the U.S. Fish and Wildlife Service commenced work in mid-May of 2019 to set the basis for a reissued biological opinion and incidental take statement. Atlantic Coast Pipeline continues coordinating and working with U.S. Fish and Wildlife Service and other parties in preparation for a reissuance of the biological opinion and incidental take statement.

Given the legal challenges described above and ongoing discussions with customers, project construction is expected to be completed by the end of 2021, with full in-service in early 2022.

The delays resulting from the legal challenges described above have impacted the cost and schedule for the Atlantic Coast Pipeline Project. Project cost estimates are $7.3 billion to $7.8 billion, excluding financing costs. Given the status of current discussions with U.S. Fish and Wildlife Service regarding a new biological opinion and incidental take statement, as well as discussions with contractors regarding efficiencies which may be realized going forward, these estimates are under review and subject to upward pressure. Project construction activities, schedules and costs are also subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations.

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

Wrangler

In September 2019, Dominion Energy entered into an agreement to form Wrangler, a partnership with Interstate Gas Supply, Inc.  Wrangler will operate a nonregulated natural gas retail energy marketing business with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash.

Dominion Energy expects the initial contribution, consisting of SCANA Energy Marketing, Inc., to close in the fourth quarter of 2019, subject to approval from the Georgia Public Service Commission and clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act.  Dominion Energy will receive approximately $250 million in cash proceeds, subject to working capital adjustments, and expects to recognize a gain of approximately $135 million ($75 million after-tax), net of an approximately $70 million write-off of goodwill.

Dominion Energy will have a 20% noncontrolling ownership interest in Wrangler which will be accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

In the third quarter of 2019, SCANA Energy Marketing, Inc.’s assets and liabilities to be contributed were classified as held for sale on the Consolidated Balance Sheet. SCANA Energy Marketing, Inc. is included in Dominion Energy’s Southeast Energy segment and is primarily comprised of intangible assets related to acquired customer lists in the SCANA Combination, trade accounts receivable, gas inventory and trade accounts payable.

Over the next three years, Dominion Energy expects to contribute its remaining nonregulated retail energy marketing operations to Wrangler under the terms of the September 2019 agreement.  As a result, Dominion Energy will receive additional cash consideration which will be based upon future financial performance.  When these future contributions occur, Dominion Energy expects to retain a 20% noncontrolling ownership interest in Wrangler.

Dominion Energy Gas

Iroquois

Dominion Energy Gas’ equity earnings totaled $13 million and $18 million for the nine months ended September 30, 2019 and 2018, respectively. Dominion Energy Gas recorded contributions of $2 million for the nine months ended September 30, 2019. Dominion Energy Gas received distributions of $27 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the carrying amount of Dominion Energy Gas’ investment of $79 million and $91 million, respectively, exceeded its share of underlying equity in net assets by $8 million. The difference reflects equity method goodwill and is not being amortized.

Note 11. Property, Plant and Equipment

Dominion Energy and Virginia Power

Acquisitions of Solar Projects

The following table presents acquisitions by Virginia Power of solar projects. Virginia Power expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
September 2017	June 2019	North Carolina	Gutenberg	$142	September 2019	80
June 2018	February 2019	Virginia	Gloucester	37	April 2019	20
August 2018	March 2019	Virginia	Grasshopper	130	Expected 2020	80
August 2018	May 2019	North Carolina	Chestnut	130	Expected 2019	75
June 2019	June 2019	Virginia	Ft. Powhatan	270	Expected 2021	150
June 2019	August 2019	Virginia	Belcher	160	Expected 2020	88
August 2019	Pending	Virginia	Bedford	110	Expected 2021	70
October 2019	October 2019	Virginia	Maplewood	190	Expected 2022	120
(1)	Includes acquisition cost.

Dominion Energy

Acquisitions of Solar Projects

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
August 2019	August 2019	Virginia	Greensville	$130	Expected 2020	80
August 2019	August 2019	Virginia	Myrtle	35	Expected 2020	15
September 2019	September 2019	South Carolina	Seabrook	105	Expected 2019	72
(1)	Includes acquisition cost.

Dominion Energy Gas

Assignment of Shale Development Rights

In December 2013, Dominion Energy closed on agreements with natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provided for payments to Dominion Energy Gas, subject to customary adjustments, of up to approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In August 2017, Dominion Energy Gas and a natural gas producer signed an amendment to the agreement, which included the finalization of contractual matters on previous conveyances, the conveyance of Dominion Energy Gas’ remaining 68% interest in approximately 70,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. Dominion Energy Gas received total consideration of $130 million, with $65 million received in the fourth quarter of 2017 and $65 million received in September 2018 in connection with the final conveyance. In September 2018, Dominion Energy Gas recognized a $65 million ($47 million after-tax) gain included in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income associated with the final conveyance of acreage.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2019	December 31, 2018
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$78	$174
Deferred project costs and DSM programs for gas utilities(2)	29	17
Unrecovered gas costs(3)	118	14
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)	226	78
Deferred nuclear refueling outage costs(6)	50	69
NND Project costs(7)	138	—
PJM transmission rates(8)	69	45
Other	258	99
Regulatory assets-current	966	496
Deferred cost of fuel used in electric generation(1)	—	83
Unrecognized pension and other postretirement benefit costs(9)	1,331	1,497
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)(10)	88	230
Deferred project costs for gas utilities(2)	482	335
PJM transmission rates(8)	169	192
Interest rate hedges(11)	897	184
AROs and related funding(12)	330	—
Cost of reacquired debt(13)(14)	283	3
NND Project costs(7)	2,537	—
Ash pond and landfill closure costs(15)	1,003	27
Other	549	125
Regulatory assets-noncurrent	7,669	2,676
Total regulatory assets	$8,635	$3,172
Regulatory liabilities:
Provision for future cost of removal and AROs(16)	$117	$117
Reserve for refunds and rate credits to electric utility customers(17)	215	71
Cost-of-service impact of 2017 Tax Reform Act(18)	2	104
Income taxes refundable through future rates(19)	82	—
Monetization of guarantee settlement(20)	67	—
Other	64	64
Regulatory liabilities-current	547	356
Income taxes refundable through future rates(19)	5,007	4,071
Provision for future cost of removal and AROs(16)	2,315	1,409
Nuclear decommissioning trust(21)	1,354	1,070
Monetization of guarantee settlement(20)	987	—
Reserve for refunds and rate credits to electric utility customers(17)	707	—
Overrecovered other postretirement benefit costs(22)	151	120
Other	405	170
Regulatory liabilities-noncurrent	10,926	6,840
Total regulatory liabilities	$11,473	$7,196

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
(2)

Primarily reflects amounts expected to be collected from or owed to gas customers in Dominion Energy’s service territories associated with current and prospective rider projects, including CEP, PIR and pipeline integrity management. See Note 13 for more information.

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
(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of September 30, 2019.

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

(13)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 26 years as of September 30, 2019.

(14)

During 2019, DESC purchased certain of its first mortgage bonds as discussed in Note 17.  As a result of these transactions, DESC incurred net costs, including write-offs of unamortized discount, premium and debt issuance costs, of $270 million.

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
(17)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period in connection with the SCANA Merger Approval Order and Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers in Virginia. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 3 for more information.

(18)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13 for more information.

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

(22)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	September 30, 2019	December 31, 2018
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$78	$174
Deferred rate adjustment clause costs(2)(3)	226	78
Deferred nuclear refueling outage costs(4)	50	69
PJM transmission rates(5)	69	45
Other	46	58
Regulatory assets-current(6)	469	424
Deferred rate adjustment clause costs(2)(3)(7)	88	230
PJM transmission rates(5)	169	192
Interest rate hedges(8)	555	151
Deferred cost of fuel used in electric generation(1)	—	83
Ash pond and landfill closure costs(9)	1,003	27
Other	102	54
Regulatory assets-noncurrent	1,917	737
Total regulatory assets	$2,386	$1,161
Regulatory liabilities:
Provision for future cost of removal(10)	$92	$92
Cost-of-service impact of 2017 Tax Reform Act(11)	2	95
Reserve for rate credits to electric utility customers(12)	—	71
Income taxes refundable through future rates(13)	74	—
Other	12	41
Regulatory liabilities-current	180	299
Income taxes refundable through future rates(13)	2,405	2,579
Nuclear decommissioning trust(14)	1,354	1,070
Provision for future cost of removal(10)	1,056	940
Other	163	58
Regulatory liabilities-noncurrent	4,978	4,647
Total regulatory liabilities	$5,158	$4,946

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
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
(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years as of September 30, 2019.

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
(11)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at regulated electric generation and distribution operations. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and Note 13 for more information.

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

	September 30, 2019	December 31, 2018
(millions)
Dominion Energy Gas
Regulatory assets:
Deferred project costs(1)	$23	$18
PIPP(2)	9	—
Unrecovered gas costs(3)	4	9
Other	6	2
Regulatory assets-current	42	29
Unrecognized pension and other postretirement benefit costs(4)	286	392
Deferred project costs(1)	393	334
Other	4	1
Regulatory assets-noncurrent(5)	683	727
Total regulatory assets	$725	$756
Regulatory liabilities:
Provision for future cost of removal and AROs(6)	$14	$14
PIPP(2)	—	3
Other	9	4
Regulatory liabilities-current(7)	23	21
Income taxes refundable through future rates(8)	1,000	1,011
Provision for future cost of removal and AROs(6)	152	158
Overrecovered other postretirement benefit costs(9)	110	92
Other	37	24
Regulatory liabilities-noncurrent	1,299	1,285
Total regulatory liabilities	$1,322	$1,306

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

(5)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(6)

Rates charged to customers by Dominion Energy Gas' regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(7)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(8)

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

(9)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At September 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas’ regulatory assets include $2.4 billion, $1.3 billion and $115 million, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

In January 2019, FERC issued an order denying PJM’s request to waive certain provisions of the PJM Tariff regarding the liquidation of a portfolio of FTRs owned by GreenHat who had defaulted on its financial obligations. As a result of FERC’s order, PJM is required to use the existing tariff provisions to liquidate GreenHat’s FTR portfolio and allocate the resulting costs to PJM members. In February 2019, PJM filed a request for clarification and rehearing with FERC. Also in February 2019, Virginia Power and certain other PJM members filed a request for rehearing with FERC. In June 2019, FERC established a hearing and settlement proceedings to address the issues raised in PJM’s request for clarification and rehearing.  In October 2019, PJM submitted a settlement offer to FERC which is pending approval. Based on the terms of the proposed settlement, the impact to Virginia Power is expected to be immaterial.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 or Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Virginia Regulation

Grid Transformation and Security Act of 2018

In July 2018, Virginia Power filed a petition with the Virginia Commission for approval of the first three years of its ten-year plan for electric distribution grid transformation projects as authorized by the GTSA. During the first three years of the plan, Virginia Power proposed to focus on the following seven foundational components of the overall grid transformation plan: (i) smart meters; (ii) customer information platform; (iii) reliability and resilience; (iv) telecommunications infrastructure; (v) cyber and physical security; (vi) predictive analytics; and (vii) emerging technology. The total estimated capital investment during 2019-2021 was $816 million and the proposed operations and maintenance expenses were $102 million. In January 2019, the Virginia Commission issued its final order approving capital spending for the first three years of the plan totaling $68 million on cyber and physical security and related telecommunications infrastructure (Phase IA). The Virginia Commission declined to approve the remainder of the proposed components for the first three years of the plan, the proposed spending for which was not found reasonable and prudent based on the record in the proceeding.

In September 2019, Virginia Power filed a revised plan which includes six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) telecommunications infrastructure; (v) cyber security; and (vi) a smart charging electric vehicle infrastructure pilot program (Phase IB). For Phase IB, the total proposed capital investment during 2019 – 2021 is $511 million and the proposed operations and maintenance investment is $83 million. This matter is pending.

Virginia Fuel Expenses

In May 2019, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.5 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2019 and the projected June 30, 2019 underrecovered balance of $124 million. Virginia Power’s proposed fuel rate represented a fuel revenue decrease of $192 million when applied to projected kilowatt-hour sales for the period July 1, 2019 to June 30, 2020. Subsequently in May 2019, Virginia Power revised its fuel factor filing to reduce the projected June 30, 2019 underrecovered balance to $107 million and a fuel revenue decrease of $254 million. In August 2019, the Virginia Commission approved Virginia Power’s fuel rate.

Battery Storage Pilot

In August 2019, Virginia Power filed an application with the Virginia Commission to participate in a pilot program for electric power storage batteries, which includes three projects for deployment of battery energy storage systems. Virginia Power also requested an amended CPCN to construct and operate a battery energy storage system at Scott Solar. The projects are estimated to cost approximately $35 million. These matters are pending.

Rate Adjustment Clauses

In December 2018, Virginia Power filed a petition requesting approval of Rider E and proposed a $114 million total revenue requirement for the rate year beginning November 1, 2019.  In August 2019, the Virginia Commission issued an order approving in part and denying in part the petition. As a result, Virginia Power recorded a $21 million ($16 million after-tax) charge in impairment of assets and other charges in the Consolidated Statements of Income for the three and nine months ended September 30, 2019 to write-off certain disallowed environmental property, plant and equipment and regulatory assets. In August 2019, the Virginia Commission granted Virginia Power’s petition for reconsideration of the disallowed amount and stayed the order issued earlier in August 2019. In October 2019, the Virginia Commission approved Virginia Power’s request to implement a total revenue requirement of $104 million, subject to true-up, pending resolution of the petition for reconsideration. This matter is pending.

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In October 2019, The Virginia Commission approved Virginia Power’s proposed fourth phase of conversions totaling $123 million and a total $52 million revenue requirement for the rate year beginning February 1, 2020 for continuing recovery of the previously approved phase conversions and the proposed fourth phase conversions.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider BW	October 2019	Pending	September 2020	$120	$1
Rider US-2	October 2019	Pending	September 2020	10	(5)

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

Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild and operate the Glebe substation and relocate and operate in Arlington County, Virginia and the City of Alexandria, Virginia existing overhead line underground	March 2019	September 2019	230 kV	<1	$125
Rebuild and operate five segments between the Loudoun and Ox substations	August 2019	Pending	230 kV	19	70

North Carolina Regulation

North Carolina Base Rate Case

In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $27 million effective November 1, 2019 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2020. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned return of 7.52% based upon a fully-adjusted test period, compared to its authorized 9.90% return, and proposed a 10.75% ROE. In September 2019, Virginia Power revised its filing to reduce the non-fuel base rate increase to $24 million. This matter is pending.

North Carolina Fuel Filing

In August 2019, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $18 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2020. This matter is pending.

South Carolina Regulation

In June 2019, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2019 with a total revenue requirement of $437 million. This represents a $7 million overall increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective for the rate year beginning November 2019. In October 2019, the South Carolina Commission approved a total revenue requirement of $436 million effective with the first billing cycle of November 2019.

Ohio Regulation

UEX Rider

East Ohio has approval for a UEX rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In July 2019, the Ohio Commission approved East Ohio’s application requesting approval of its UEX rider to reflect recovery of under-recovered accumulated bad debt expense of approximately $3 million as of March 31, 2019, and recovery of prospective net bad debt expense projected to total approximately $15 million for the twelve-month period from April 2019 to March 2020 for the rate year beginning August 1, 2019.

West Virginia Regulation

PREP

In May 2019, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $29 million and $39 million of projected capital investment for 2019 and 2020, respectively. The application also includes a true-up of PREP costs related to the 2018 actual capital investment of $30 million and sets forth $10 million of annual PREP costs to be recovered in proposed rates effective November 1, 2019. In October 2019, the West Virginia Commission approved PREP rates effective November 1, 2019.

Utah Regulation

In April 2019, Questar Gas filed a request with the Utah Commission for pre-approval to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day. In October 2019, the Utah Commission granted pre-approval to construct the LNG storage facility.

FERC – Gas

Cove Point

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities. In October 2018, Cove Point announced it was evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project and in December 2018, after working with project customers for alternative solutions, decided not to pursue further construction at this location resulting in a revised project estimate of approximately $45 million and a write-off of $37 million ($28 million after-tax). In May 2019, Cove Point filed an application for an amendment to vacate its FERC authorization for the Charles County, Maryland compressor station and revised its project scope. In August 2019, Cove Point received FERC authorization and the Eastern Market Access Project commenced commercial operations in September 2019.

In connection with the Eastern Market Access Project, in August 2019, Cove Point filed to update its annual electric power cost adjustment requesting FERC approval to recover $25 million, representing an increase of $1 million from the adjustment approved in March 2019. FERC approved the adjustment in August 2019.

DETI

In September 2019, DETI submitted its annual transportation cost rate adjustment to FERC requesting approval to recover $38 million. Also in September 2019, DETI submitted its annual electric power cost adjustment to FERC requesting approval to recover $10 million. In October 2019, FERC approved these adjustments.

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

Amount
(millions)
Dominion Energy
AROs at December 31, 2018(1)	$2,532
Obligations incurred during the period(2)	2,404
Obligations settled during the period	(100)
AROs acquired in the SCANA Combination	577
Revisions in estimated cash flows(2)	(229)
Accretion	153
AROs at September 30, 2019(1)	$5,337
Virginia Power
AROs at December 31, 2018(3)	$1,445
Obligations incurred during the period(2)	2,403
Obligations settled during the period	(60)
Revisions in estimated cash flows(2)	(202)
Accretion	94
AROs at September 30, 2019(3)	$3,680
Dominion Energy Gas
AROs at December 31, 2018(4)	$167
Obligations settled during the period	(6)
Revisions in estimated cash flows	(26)
Accretion	7
AROs at September 30, 2019(4)	$142

(1)	Includes $282 million and $317 million reported in other current liabilities at December 31, 2018 and September 30, 2019, respectively.
(2)	Primarily related to future ash pond and landfill closure costs at certain utility generation facilities. See Note 18 for further information.
(3)	Includes $245 million and $262 million reported in other current liabilities at December 31, 2018 and September 30, 2019, respectively.
(4)

Includes $153 million and $134 million reported in other deferred credits and other liabilities, with the remainder recorded in other current liabilities, at December 31, 2018 and September 30, 2019, respectively.

Dominion Energy and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At September 30, 2019 and December 31, 2018, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $5.9 billion and $4.9 billion, respectively. At September 30, 2019 and December 31, 2018, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $2.7 billion and $2.4 billion, respectively.

Note 15. Leases

At September 30, 2019, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

September 30, 2019
(millions)
Dominion Energy
Lease assets:
Operating lease assets	$455
Finance lease assets(1)	159
Total lease assets	$614
Lease liabilities:
Operating lease liabilities(2)	$58
Finance lease liabilities(3)	30
Total lease liabilities - current	88
Operating lease liabilities	394
Finance lease liabilities(4)	132
Total lease liabilities - noncurrent	526
Total lease liabilities	$614
Virginia Power
Operating lease assets	$184
Finance lease assets(1)	15
Total lease assets	$199
Lease liabilities:
Operating lease liabilities(2)	$30
Finance lease liabilities(3)	3
Total lease liabilities - current	33
Operating lease liabilities	152
Finance lease liabilities(4)	11
Total lease liabilities - noncurrent	163
Total lease liabilities	$196
Dominion Energy Gas
Operating lease assets	$56
Finance lease assets(1)	10
Total lease assets	$66
Lease liabilities:
Operating lease liabilities(2)	$12
Finance lease liabilities(3)	2
Total lease liabilities - current	14
Operating lease liabilities	44
Finance lease liabilities(4)	8
Total lease liabilities - noncurrent	52
Total lease liabilities	$66

(1)

Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $39 million, $3 million and $2 million of accumulated amortization at Dominion Energy, Virginia Power and Dominion Energy Gas, respectively, at September 30, 2019.

(2)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(3)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(4)	Included in long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheet at September 30, 2019 includes property, plant and equipment and accumulated depreciation of $2.8 billion and $341 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

For the three and nine months ended September 30, 2019, total lease cost associated with the Companies’ lessee leasing arrangements consisted of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$7	$14
Interest	1	3
Operating lease cost	20	64
Short-term lease cost	7	20
Variable lease cost	1	4
Total lease cost	$36	$105
Virginia Power
Operating lease cost	$10	$31
Short-term lease cost	3	7
Variable lease cost	1	2
Total lease cost	$14	$40
Dominion Energy Gas
Operating lease cost	$3	$10
Short-term lease cost	2	5
Total lease cost	$5	$15

For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$3
Operating cash flows for operating leases	89
Financing cash flows for finance leases	12
Virginia Power
Operating cash flows for operating leases	40
Dominion Energy Gas
Operating cash flows for operating leases	15

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statement of Income for the three and nine months ended September 30, 2019 includes $64 million and $146 million, respectively, of rental revenue included in operating revenue and $23 million and $70 million, respectively, of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At September 30, 2019, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

September 30, 2019
Dominion Energy
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	21 years
Weighted average discount rate - finance leases	4.36%
Weighted average discount rate - operating leases	4.58%
Virginia Power
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	17 years
Weighted average discount rate - finance leases	4.65%
Weighted average discount rate - operating leases	4.51%
Dominion Energy Gas
Weighted average remaining lease term - finance leases	6 years
Weighted average remaining lease term - operating leases	9 years
Weighted average discount rate - finance leases	4.55%
Weighted average discount rate - operating leases	4.43%

The Companies’ lease liabilities have the following scheduled maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power		Dominion Energy Gas
(millions)	Operating	Finance	Operating	Finance	Operating	Finance
2019	$18	$10	$8	$1	$5	$1
2020	68	39	33	3	13	2
2021	61	33	29	3	11	2
2022	50	31	23	3	9	2
2023	40	28	18	2	6	2
After 2023	538	49	160	4	25	3
Total undiscounted lease payments	775	190	271	16	69	12
Present value adjustment	(323)	(28)	(89)	(2)	(13)	(2)
Present value of lease liabilities	$452	$162	$182	$14	$56	$10

Corporate Office Leasing Arrangement

In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced.

Upon commencement, the lease for the facility was classified as a finance lease. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. No end-of-term options were deemed reasonably certain of exercise at commencement date. At commencement, Dominion Energy recorded a right-of-use asset and offsetting lease obligation of $67 million, representing the present value of consideration over the five-year term at the rate implicit in the lease.

Note 16. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Dominion Energy

At September 30, 2019 and December 31, 2018, Dominion Energy’s securities due within one year includes $31 million and $31 million, respectively, and long-term debt includes $290 million and $299 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator, effective April 2019. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income during the second quarter of 2019. Virginia Power paid $13 million for electric capacity and $4 million for electric energy to the non-utility generator in the three months ended September 30, 2018. Virginia Power paid $13 million and $38 million for electric capacity and $1 million and $14 million for electric energy to the non-utility generator in the nine months ended September 30, 2019 and 2018, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $83 million and $31 million for the three months ended September 30, 2019, $79 million and $31 million for the three months ended September 30, 2018, $301 million and $116 million for the nine months ended September 30, 2019 and $251 million and $94 million for the nine months ended September 30, 2018, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $50 million and $19 million, respectively, at September 30, 2019, and $107 million and $46 million, respectively, at December 31, 2018, recorded in payables to affiliates.

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

Dominion Energy

At September 30, 2019, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,394	$81	$3,525

(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility with a maturity date in June 2020 which allows Dominion Energy to issue up to approximately $21 million in letters of credit. At September 30, 2019, Dominion Energy had $21 million in letters of credit outstanding under this agreement.

In March 2019, DESC’s existing $700 million credit facility was terminated and DESC was added as a borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. At September 30, 2019, the sub-limit for DESC was $500 million.

South Carolina Fuel Company, Inc.’s existing credit facility was terminated in February 2019. SCANA and PSNC’s existing credit facilities were terminated in March 2019. Liquidity needs for these entities may be satisfied through short-term intercompany borrowings from Dominion Energy.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At September 30, 2019, no amounts were outstanding under either of these facilities.

In February 2019, Dominion Energy Midstream terminated its $500 million revolving credit facility subsequent to repaying the outstanding balance of $73 million, plus accrued interest.

In September 2019, Dominion Energy Questar Corporation borrowed $3.0 billion under a 364-Day Term Loan Agreement that bears interest at a variable rate. The proceeds from the borrowing were used to repay the principal of Cove Point’s $3.0 billion term loan due in 2021. Dominion Energy has provided a guarantee to support Dominion Energy Questar Corporation’s obligation under the 364-Day Term Loan Agreement.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2019, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$685	$6

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At September 30, 2019, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2019, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$280	$—

(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Questar Gas and DESC. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At September 30, 2019, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

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

In August 2019, Dominion Energy issued $1.0 billion of 2.45% senior notes that mature in 2023 through a private placement.

In September 2019, DESC purchased certain of its first mortgage bonds with an outstanding principal balance of $552 million pursuant to a tender offer that expired in the third quarter of 2019.

In October 2019, Dominion Energy Terminal Company remarketed its $27 million Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds, Series 2003 due in 2033 resulting in a reset of the interest rate from 1.55% to 1.70% until 2022.

In October 2019, Dominion Energy Gas provided notice to holders to redeem its $450 million 2014 Series A 2.50% senior notes in full in November 2019 that would have otherwise matured in December 2019.

Remarketable Subordinated Notes

In June 2019, Dominion Energy successfully remarketed its $700 million 2016 Series A-1 2.0% RSNs due 2021 and $700 million 2016 Series A-2 2.0% RSNs due 2024 pursuant to the terms of the 2016 Equity Units.  In connection with the remarketing, the interest rates on the Series A-1 and Series A-2 notes were reset to 2.715% and 3.071%, respectively, payable on a semi-annual basis, and Dominion Energy ceased to have the ability to redeem the notes at its option or defer interest payments. At September 30, 2019, the securities are included in junior subordinated notes in Dominion Energy's Consolidated Balance Sheets. Dominion Energy did not receive any proceeds from the remarketing.  Remarketing proceeds belonged to the investors holding the related 2016 Equity Units and were used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds were applied on behalf of investors on the settlement date of the related stock purchase contracts to pay the purchase price to Dominion Energy for the issuance of 18.5 million shares of its common stock in August 2019.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(2)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)	Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets.
(2)	Payments of $17 million were made in September 2019. The stock purchase contract liability was $233 million at September 30, 2019.

Issuance of Common Stock

See Note 3 for information on the issuance of Dominion Energy common stock in January 2019 in connection with the SCANA Combination. Also, in January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of common stock as noted above.

In August 2019, Dominion Energy issued 18.5 million shares to settle the stock purchase contracts entered into as part of the 2016 Equity Units and received proceeds of $1.4 billion.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule would remain in place as the EPA is not proposing to remove coal and oil fired power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and Dominion Energy and Virginia Power are complying with the applicable requirements of the rule and do not expect any adverse impacts to their operations at this time.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers, and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. Until the proposed rule regarding reconsideration is final, Dominion Energy and

Dominion Energy Gas are implementing the 2016 regulation. Dominion Energy and Dominion Energy Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

ACE Rule

In July 2019, the EPA published the ACE Rule, which repeals and replaces the Clean Power Plan. The ACE Rule became effective in September 2019. The final ACE Rule applies to coal-fired steam electric generating units greater than or equal to 25 MW. The rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022 to implement these performance standards, which plans must be approved by the EPA by January 2024. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28.0 million ton initial state-wide carbon cap in 2020. The cap is reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 19.6 million tons. The final rule includes a provision for VDEQ to delay implementation of the rule and possible adjustments to the baseline cap pending authorization from the General Assembly and Governor of Virginia. Once VDEQ is authorized to begin implementation of the rule, the impacts of this program could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows; however, the existing regulatory framework in Virginia provides rate recovery mechanisms that could substantially mitigate any such impact.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 13 and seven facilities, respectively, that may be subject to the final regulations. Dominion Energy anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule establishes updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations remains December 2023. The EPA is proposing to complete new rulemaking for these waste streams. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against SCANA and DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets include reserves of $386 million included primarily within other current liabilities and insurance receivables of $173 million included within other receivables at September 30, 2019.  During the three and nine months ended September 30, 2019, Dominion Energy’s Consolidated Statements of Income include charges of $38 million ($28 million after-tax) and $316 million ($236 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property, plant and equipment with a net recorded value of $54 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina which was denied. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina. In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina. The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. This case is pending.

SCANA Shareholder Litigation

In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs allege, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act.  In June 2018, the defendants filed motions to dismiss. In March 2019, the U.S. District Court for the District of South Carolina granted in part and denied in part the defendants’ motions to dismiss. In October 2019, the parties reached a settlement in principle pursuant to which SCANA will pay $192.5 million, up to $32.5 million of which can be satisfied through the issuance of shares of Dominion Energy common stock, subject to approval by the U.S. District Court for the District of South Carolina.

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. The defendants have filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. This case is pending.

In November 2017, a shareholder derivative action was filed against SCANA and certain former executive officers and directors in the U.S. District Court of the District of South Carolina. Another purported shareholder derivative action was filed in the same court against nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint. The plaintiffs allege, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the NND Project, failing to maintain proper internal controls, failing to properly oversee and manage SCANA and that the individual defendants were unjustly enriched in their compensation. In June 2018, the court denied the defendants’ motions to dismiss and in October 2018, the court denied SCANA’s motion to stay all proceedings pending investigation by a Special Litigation Committee, with leave to refile after the SCANA Merger Approval Order was issued. The plaintiffs have agreed to a stay of this action on the condition that defendants file a motion for judgment on the pleadings, which was filed in January 2019. In September 2019, the court granted the defendants’ motion for judgment and the complaint was dismissed.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action.  In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017.  The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of September 30, 2019, Atlantic Coast Pipeline has borrowed $1.7 billion against the revolving credit facility and borrowed an additional $41 million in October 2019. Dominion Energy’s Consolidated Balance Sheets include a liability of $15 million and $21 million associated with this guarantee agreement at September 30, 2019 and December 31, 2018, respectively.

In addition, at September 30, 2019, Dominion Energy had issued an additional $27 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At September 30, 2019, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,517
Nuclear obligations(2)	204
Cove Point(3)	1,900
Solar(4)	652
Other(5)	390
Total(6)	$5,663

(1)

Guarantees related to commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transaction related commodities and services.

(2)	Guarantees primarily related to certain DGI subsidiaries regarding all aspects of running a nuclear facility.
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

(6)

Excludes Dominion Energy's guarantee for the new corporate office property discussed in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018 and guarantees for debt of certain subsidiaries discussed in Note 17.

Additionally, at September 30, 2019, Dominion Energy had purchased $185 million of surety bonds, including $81 million at Virginia Power and $26 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $81 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 19. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

At September 30, 2019, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $149 million. Of this amount, investment grade counterparties, including those internally rated, represented 91%. No single counterparty, whether investment grade or non-investment grade, exceeded $33 million of exposure. At September 30, 2019, Virginia Power’s exposure related to wholesale customers totaled $46 million. Of this amount, investment grade counterparties, including those internally rated, represented 88%. No single counterparty, whether investment grade or non-investment grade, exceeded $32 million of exposure. At September 30, 2019, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled $35 million. Of this amount, investment grade counterparties, including those internally rated, represented 90%. No single counterparty, whether investment grade or non-investment grade, exceeded $6 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2019 and December 31, 2018, Dominion Energy would have been required to post $4 million and $1 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at September 30, 2019 or December 31, 2018 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was immaterial at both September 30, 2019 and December 31, 2018, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power and Dominion Energy Gas were immaterial as of September 30, 2019 and December 31, 2018. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $18 million, respectively. At December 31, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $26 million and $10 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At September 30, 2019 and December 31, 2018, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $750 million and $632 million, respectively.  At September 30, 2019 and December 31, 2018, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $272 million and $254 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Commodity purchases from affiliates	$170	$196	$561	$733
Services provided by affiliates(1)	107	106	387	338
Services provided to affiliates	5	6	19	17

(1)

Includes capitalized expenditures of $33 million and $34 million for the three months ended September 30, 2019 and 2018, respectively, and $100 million and $109 million for the nine months ended September 30, 2019 and 2018, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $9 million and $224 million in short-term demand note borrowings from Dominion Energy as of September 30, 2019 and December 31, 2018, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2019 and December 31, 2018. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and nine months ended September 30, 2019 and 2018.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2019 and 2018.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of September 30, 2019 and December 31, 2018, all of Dominion Energy Gas' commodity derivatives were with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. At September 30, 2019 and December 31, 2018, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $793 million and $772 million, respectively. At September 30, 2019 and December 31, 2018, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $16 million and $14 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES and other affiliates and related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(millions)
Sales of natural gas and transportation and storage services to affiliates	$16	$17	$51	$51
Purchases of natural gas from affiliates	4	1	10	2
Services provided by related parties(1)	32	32	117	98
Services provided to related parties(2)	26	53	88	166

(1)

Includes capitalized expenditures of $10 million for both the three months ended September 30, 2019 and 2018 and $22 million and $27 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	September 30, 2019	December 31, 2018
(millions)
Other receivables(1)	$9	$13
Customer receivables from related parties	—	1
Imbalances receivable from affiliates	—	1
Imbalances payable to affiliates(2)	1	13
Affiliated notes receivable(3)	13	16

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Amounts are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy were $160 million and $218 million as of September 30, 2019 and December 31, 2018, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were less than $1 million for the three months ended September 30, 2019 and 2018 and $2 million and less than $1 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 21. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended September 30,
Service cost	$41	$39	$7	$7
Interest cost	97	85	17	14
Expected return on plan assets	(177)	(165)	(37)	(36)
Amortization of prior service credit	—	—	(13)	(13)
Amortization of net actuarial loss	42	48	2	3
Settlements(1)	2	—	—	—
Net periodic benefit cost (credit)	$5	$7	$(24)	$(25)
Nine Months Ended September 30,
Service cost	$121	$118	$20	$20
Interest cost	296	253	51	42
Expected return on plan assets	(530)	(498)	(105)	(107)
Amortization of prior service cost (credit)	1	1	(39)	(39)
Amortization of net actuarial loss	124	145	9	8
Settlements and curtailment(1)	75	—	42	—
Net periodic benefit cost (credit)	$87	$19	$(22)	$(76)
(1)	Primarily related to a voluntary retirement program.

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

In the third quarter of 2019, Dominion Energy remeasured a pension plan as a result of a settlement from the voluntary retirement program at SCANA.  The settlement and related remeasurement resulted in an increase in the pension benefit obligation of $37 million and an increase in the fair value of the pension plan assets of $51 million for Dominion Energy. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to increase the net periodic benefit credit for 2019 by $7 million. The discount rate used for the remeasurement was 3.57%.   All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

Employer Contributions

During the nine months ended September 30, 2019, Dominion Energy made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy made a contribution of $21 million to its defined benefit pension plans in October 2019 and expects to make a $12 million contribution to its other postretirement benefit plans through VEBAs during the remainder of 2019.

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

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
(millions)
Three Months Ended September 30,
Service cost	$4	$4	$—	$1
Interest cost	7	7	3	3
Expected return on plan assets	(38)	(36)	(6)	(7)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	5	4	—	—
Net periodic benefit credit	$(22)	$(21)	$(4)	$(4)
Nine Months Ended September 30,
Service cost	$12	$13	$2	$3
Interest cost	23	21	8	8
Expected return on plan assets	(116)	(111)	(20)	(21)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of net actuarial loss	15	14	2	2
Curtailment(1)	1	—	1	—
Net periodic benefit credit	$(65)	$(63)	$(10)	$(11)
(1)	Related to a voluntary retirement program.

Employer Contributions

During the nine months ended September 30, 2019, Dominion Energy Gas made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion Energy Gas expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2019.

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

In the nine months ended September 30, 2019, Dominion Energy reported after-tax net expenses of $2.1 billion for specific items in the Corporate and Other segment, with $2.0 billion of net expenses attributable to its operating segments. In the nine months ended September 30, 2018, Dominion Energy reported after-tax net expenses of $253 million for specific items in the Corporate and Other segment, with $188 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($760 million after-tax) charge for refunds of amounts previously collected primarily from retail electric customers of DESC for the NND Project, attributable to Southeast Energy;

•

$570 million ($429 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $444 million ($332 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Power Delivery ($77 million after-tax);

•	Power Generation ($110 million after-tax);

•	Gas Infrastructure ($82 million after-tax); and

•	Southeast Energy ($160 million after-tax);

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Power Generation;

•	$316 million ($237 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Southeast Energy;

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

•	A $364 million ($272 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to Power Generation; and

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Power Generation.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax);
•	A $156 million ($121 million after-tax) increased net investment earnings on nuclear decommissioning trust funds attributable to Power Generation;

•	A $124 million ($88 million after-tax) charge for disallowance of FERC-regulated plant, attributable to Gas Infrastructure; and
•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Power Delivery	Power Generation	Gas Infrastructure	Southeast Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2019
Total revenue from external customers	$678	$1,848	$788	$973	$(18)	$—	$4,269
Intersegment revenue	5	6	28	—	164	(203)	—
Total operating revenue	683	1,854	816	973	146	(203)	4,269
Net income (loss) attributable to Dominion Energy	185	490	232	147	(79)	—	975
Three Months Ended September 30, 2018
Total revenue from external customers	$596	$2,021	$836		$—	$(2)	$3,451
Intersegment revenue	5	3	7		160	(175)	—
Total operating revenue	601	2,024	843		160	(177)	3,451
Net income attributable to Dominion Energy	163	414	264		13	—	854
Nine Months Ended September 30, 2019
Total revenue from external customers	$1,861	$5,191	$3,042	$3,070	$(1,067)	$—	$12,097
Intersegment revenue	17	15	83	—	611	(726)	—
Total operating revenue	1,878	5,206	3,125	3,070	(456)	(726)	12,097
Net income (loss) attributable to Dominion Energy	496	1,048	838	361	(2,394)	—	349
Nine Months Ended September 30, 2018
Total revenue from external customers	$1,687	$5,516	$2,972		$(210)	$40	$10,005
Intersegment revenue	17	8	21		505	(551)	—
Total operating revenue	1,704	5,524	2,993		295	(511)	10,005
Net income (loss) attributable to Dominion Energy	464	1,038	840		(536)	—	1,806

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

In the nine months ended September 30, 2019, Virginia Power reported after-tax net expenses of $673 million for specific items in the Corporate and Other segment, with $653 million of net expenses attributable to its operating segments. In the nine months ended September 30, 2018, Virginia Power reported after-tax net expenses of $229 million for specific items in the Corporate and Other segment, with $226 million of net expenses attributable to its operating segments.

The net expense for specific items attributable to Virginia Power’s operating segments in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities, attributable to Power Generation;

•	A $197 million ($146 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Power Delivery ($74 million after-tax); and

•	Power Generation ($72 million after-tax);

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure, attributable to Power Delivery;

•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator, attributable to Power Generation; and

•	A $62 million ($46 million after-tax) charge related the abandonment of a project at an electric generating facility, attributable to Power Generation; partially offset by

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Power Generation.

The net expense for specific items attributable to Virginia Power’s operating segments in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers, attributable to:

•	Power Generation ($109 million after-tax); and
•	Power Delivery ($51 million after-tax); and

•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Power Generation.

The following table presents segment information pertaining to Virginia Power’s operations:

	Power Delivery	Power Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2019
Operating revenue	$677	$1,587	$—	$2,264
Net income (loss)	184	444	(26)	602
Three Months Ended September 30, 2018
Operating revenue	$595	$1,637	$—	$2,232
Net income	163	347	10	520
Nine Months Ended September 30, 2019
Operating revenue	$1,860	$4,336	$(29)	$6,167
Net income (loss)	494	885	(657)	722
Nine Months Ended September 30, 2018
Operating revenue	$1,686	$4,338	$(215)	$5,809
Net income (loss)	462	796	(215)	1,043

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

In the nine months ended September 30, 2019, Dominion Energy Gas reported after-tax net expenses of $53 million for specific items in the Corporate and Other segment, all of which are attributable to its operating segment.  In the nine months ended September 30, 2018, Dominion Energy Gas reported after-tax net expenses of $100 million for specific items in the Corporate and Other segment, with $99 million of net expenses attributable to its operating segment.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2019 primarily related to a $63 million ($48 million after-tax) charge related to a voluntary retirement program, attributable to Gas Infrastructure.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2018 primarily related to a $124 million ($88 million after-tax) charge for disallowance of FERC-regulated plant, attributable to Gas Infrastructure.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2019
Operating revenue	$392	$—	$392
Net income (loss)	100	(8)	92
Three Months Ended September 30, 2018
Operating revenue	$423	$—	$423
Net income (loss)	146	(10)	136
Nine Months Ended September 30, 2019
Operating revenue	$1,314	$(11)	$1,303
Net income (loss)	316	(61)	255
Nine Months Ended September 30, 2018
Operating revenue	$1,408	$—	$1,408
Net income (loss)	421	(104)	317

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2019, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2019	2018	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$975	$854	$121
Diluted EPS	1.17	1.30	(0.13)
Year-To-Date
Net income attributable to Dominion Energy	$349	$1,806	$(1,457)
Diluted EPS	0.39	2.77	(2.38)

Overview

Third Quarter 2019 vs. 2018

Net income attributable to Dominion Energy increased 14%, primarily due to operations acquired in the SCANA Combination, higher renewable energy investment tax credits, decreased Virginia Power electric capacity expense and an increase in cooling degree days in Virginia Power’s service territory. These increases were partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds, the absence of a gain on sale of an equity method investment and the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Year-To-Date 2019 vs. 2018

Net income attributable to Dominion Energy decreased $1.5 billion, primarily due to charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, a voluntary retirement program, the planned early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure, regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, litigation acquired in the SCANA Combination, Virginia Power’s contract termination with a non-utility generator and the absence of gains related to agreements to convey shale development rights under natural gas storage fields. These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds, the operations acquired in the SCANA Combination, the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018 and the absence of disallowance of FERC-regulated plant.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$4,269	$3,451	$818	$12,097	$10,005	$2,092
Electric fuel and other energy-related purchases	774	761	13	2,283	2,128	155
Purchased electric capacity	11	50	(39)	74	87	(13)
Purchased gas	153	5	148	1,110	409	701
Net revenue	3,331	2,635	696	8,630	7,381	1,249
Other operations and maintenance	1,010	770	240	3,295	2,438	857
Depreciation, depletion and amortization	679	526	153	1,991	1,487	504
Other taxes	243	177	66	819	542	277
Impairment of assets and other charges	85	12	73	1,232	147	1,085
Other income	173	373	(200)	653	658	(5)
Interest and related charges	451	378	73	1,372	1,053	319
Income tax expense	51	262	(211)	208	485	(277)
Noncontrolling interests	10	29	(19)	17	81	(64)

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2019 vs. 2018

Net revenue increased 26%, primarily due to:

•	A $607 million increase from operations acquired in the SCANA Combination;

•	A $96 million increase from Virginia Power rate adjustment clauses;

•

A $40 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($27 million) and a contract termination with a non-utility generator ($13 million); and

•	A $31 million increase in sales to Virginia Power retail customers, primarily due to an increase in cooling degree days during the cooling season.

These increases were partially offset by:

•	A $67 million decrease from the absence of certain merchant generation facilities sold in 2018; and

•	A $26 million decrease in services performed for Atlantic Coast Pipeline.

Other operations and maintenance increased 31%, primarily reflecting:

•	A $165 million increase from operations acquired in the SCANA Combination;

•	The absence of gains related to agreements to convey shale development rights under natural gas storage fields ($65 million);

•	A $47 million increase in certain Virginia Power transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and

•	An increase in merger and integration-related costs associated with the SCANA Combination ($26 million); partially offset by

•	A $26 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Depreciation, depletion and amortization increased 29%, primarily due to property, plant and equipment acquired in the SCANA Combination, including amortization of NND Project costs.

Other taxes increased 37%, primarily due to the SCANA Combination.

Impairment of assets and other charges increased $73 million, primarily due to a charge associated with litigation acquired in the SCANA Combination ($38 million), the abandonment of certain property, plant and equipment ($26 million) and a $21 million charge for disallowance of Virginia Power state-regulated plant.

Other income decreased 54%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds ($124 million) and the absence of a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million).

Interest and related charges increased 19%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in the first and third quarters of 2019.

Income tax expense decreased 81%, primarily due to lower pre-tax income ($146 million), higher renewable energy investment tax credits ($38 million) and the absence of impacts from the 2017 Tax Reform Act ($31 million).

Noncontrolling interests decreased 66%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Year-To-Date 2019 vs. 2018

Net revenue increased 17%, primarily reflecting:

•

A $741 million increase from the SCANA Combination, due to operations acquired ($1.8 billion), partially offset by a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;

•

A $236 million increase from the Liquefaction Facility, including terminalling services provided to the export customers ($190 million), a decrease in credits associated with the start-up phase ($25 million) and regulated gas transportation contracts to serve the export customers ($23 million);

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•	A $198 million increase from Virginia Power rate adjustment clauses;

•	A $48 million increase due to favorable pricing at merchant generation facilities; and

•

A $34 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($35 million) and a contract termination with a non-utility generator ($25 million), partially offset by the annual PJM capacity performance market effective June 2018 ($26 million).

These increases were partially offset by:

•	A $166 million decrease from the absence of certain merchant generation facilities sold in 2018;

•	A $75 million decrease in services performed for Atlantic Coast Pipeline;

•

A $33 million decrease in sales to Virginia Power retail customers from lower heating degree days during the heating season, partially offset by a $25 million increase from higher cooling degree days during the cooling season; and

•	A $30 million decrease due to an increase in planned outage days at certain merchant generation facilities.

Other operations and maintenance increased 35%, primarily reflecting:

•	A $539 million increase from operations acquired in the SCANA Combination;

•	An increase in merger and integration-related costs associated with the SCANA Combination ($435 million), including a charge related to a voluntary retirement program ($291 million);

•	The absence of gains related to agreements to convey shale development rights under natural gas storage fields ($115 million);

•	A $45 million increase from additional planned outage days at certain generation facilities;

•	A $44 million increase in certain Virginia Power transmission-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and

•	A $25 million increase in operating expenses from the commercial operations of the Liquefaction Project and costs associated with regulated gas transportation contracts to serve the export customers.

These increases were partially offset by:

•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;

•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018;

•	A $74 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and

•	A $33 million decrease from the absence of certain merchant generation facilities sold in 2018.

Depreciation, depletion and amortization increased 34%, primarily due to property, plant and equipment acquired in the SCANA Combination ($421 million), including amortization of NND Project costs ($92 million), an increase from various growth projects being placed into service ($112 million), including the Liquefaction Facility ($28 million), and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million).

Other taxes increased 51%, primarily due to the SCANA Combination ($215 million) and a charge related to a voluntary retirement program ($24 million).

Impairment of assets and other charges increased $1.1 billion, primarily due to:

•	A $368 million charge related to the early retirement of certain Virginia Power electric generation facilities;

•	Charges associated with litigation acquired in the SCANA Combination ($316 million);

•	A $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;

•	A $135 million charge related to Virginia Power’s contract termination with a non-utility generator;

•	A $105 million charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery;

•	A $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; and

•	The abandonment of certain property, plant and equipment ($39 million); partially offset by

•	The absence of a $135 million charge for disallowance of FERC-regulated plant.

Other income remained substantially unchanged, primarily reflecting a charge related to a voluntary retirement program ($112 million), the absence of a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million) and the absence of equity earnings due to the sale of Blue Racer in December 2018 ($40 million). These decreases were substantially offset by an increase in net investment earnings on nuclear decommissioning trust funds ($210 million) and an increase in equity earnings from Atlantic Coast Pipeline ($42 million).

Interest and related charges increased 30%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in the first and third quarters of 2019 ($245 million), the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($46 million) and higher long-term debt interest expense resulting from net debt issuances in 2018 ($32 million).

Income tax expense decreased 57%, primarily due to lower pre-tax income ($452 million) and the absence of impacts from the 2017 Tax Reform Act ($31 million), partially offset by a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million) and the absence of a state legislative change ($20 million).

Noncontrolling interests decreased 79%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2019	2018	$ Change	2019	2018	$ Change
(millions, except EPS)
Third Quarter
Power Delivery	$185	$163	$22	$0.23	$0.25	$(0.02)
Power Generation	490	414	76	0.60	0.63	(0.03)
Gas Infrastructure	232	264	(32)	0.29	0.40	(0.11)
Southeast Energy	147	—	147	0.18	—	0.18
Primary operating segments	1,054	841	213	1.30	1.28	0.02
Corporate and Other	(79)	13	(92)	(0.13)	0.02	(0.15)
Consolidated	$975	$854	$121	$1.17	$1.30	$(0.13)

Year-To-Date
Power Delivery	$496	$464	$32	$0.62	$0.71	$(0.09)
Power Generation	1,048	1,038	10	1.30	1.59	(0.29)
Gas Infrastructure	838	840	(2)	1.04	1.29	(0.25)
Southeast Energy	361	—	361	0.45	—	0.45
Primary operating segments	2,743	2,342	401	3.41	3.59	(0.18)
Corporate and Other	(2,394)	(536)	(1,858)	(3.02)	(0.82)	(2.20)
Consolidated	$349	$1,806	$(1,457)	$0.39	$2.77	$(2.38)

Power Delivery

Presented below are selected operating statistics related to Power Delivery’s operations:

	Third Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Electricity delivered (million MWh)	24.4	24.0	2%	66.8	67.0	—%
Degree days (electric distribution service area):
Cooling	1,299	1,271	2	1,948	1,890	3
Heating	—	—	—	2,042	2,306	(11)
Average electric distribution customer accounts (thousands)(1)	2,629	2,603	1	2,623	2,597	1
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Power Delivery’s net income contribution:

	Third Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$7	$0.01	$(2)	$—
Other	2	—	7	0.01
Rate adjustment clause equity return	17	0.02	40	0.06
Storm damage and service restoration	5	0.01	(5)	(0.01)
Other	(9)	(0.01)	(8)	(0.01)
Share dilution	—	(0.05)	—	(0.14)
Change in net income contribution	$22	$(0.02)	$32	$(0.09)

Power Generation

Presented below are selected operating statistics related to Power Generation’s operations:

	Third Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Electricity supplied (million MWh):
Utility	24.5	24.0	2%	67.3	67.1	—%
Merchant	5.6	8.1	(31)	15.2	23.1	(34)
Degree days (electric utility service area):
Cooling	1,299	1,271	2	1,948	1,890	3
Heating	—	—	—	2,042	2,306	(11)

Presented below, on an after-tax basis, are the key factors impacting Power Generation’s net income contribution:

	Third Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$16	$0.02	$(3)	$—
Other	(3)	—	(9)	(0.01)
Planned outage costs	3	—	(32)	(0.05)
Electric capacity	30	0.05	27	0.04
Sale of certain merchant generation facilities	(36)	(0.05)	(69)	(0.11)
Expiration of energy supply contract	13	0.02	22	0.03
Renewable energy investment tax credits	22	0.03	30	0.04
Interest expense	6	0.01	19	0.03
Other	25	0.04	25	0.04
Share dilution	—	(0.15)	—	(0.30)
Change in net income contribution	$76	$(0.03)	$10	$(0.29)

Gas Infrastructure

Presented below are selected operating statistics related to Gas Infrastructure’s operations:

	Third Quarter			Year-To-Date
	2019	2018	% Change	2019	2018	% Change
Gas distribution throughput (bcf):
Sales	9	9	—%	92	85	8%
Transportation	168	153	10	538	525	2
Heating degree days (gas distribution service area):
Eastern region	5	48	(90)	3,446	3,633	(5)
Western region	86	18	378	3,290	2,518	31
Average gas distribution customer accounts (thousands)(1):
Sales	1,273	1,253	2	1,271	1,254	1
Transportation	1,104	1,092	1	1,110	1,097	1
Average retail energy marketing customer accounts (thousands)(1)	379	867	(56)	375	864	(57)
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Gas Infrastructure’s net income contribution:

	Third Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Cove Point export contracts	$10	$0.01	$158	$0.24
Noncontrolling interest(1)	15	0.03	45	0.07
Interest expense, net	(8)	(0.01)	(72)	(0.11)
Assignment of shale development rights	(47)	(0.07)	(83)	(0.13)
State legislative change	—	—	(18)	(0.03)
Other	(2)	—	(32)	(0.05)
Share dilution	—	(0.07)	—	(0.24)
Change in net income contribution	$(32)	$(0.11)	$(2)	$(0.25)
(1)	Reflects the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Southeast Energy

Presented below are selected operating statistics related to Southeast Energy’s operations:

	Third Quarter	Year-To-Date
	2019	2019
Electricity delivered (million MWh)	6.8	17.7
Electricity supplied (million MWh)	7.2	18.6
Degree days (electric distribution service area):
Cooling	645	913
Heating	—	698
Average electric distribution customer accounts (thousands)(1)	742	738
Gas distribution throughput (bcf):
Sales	18	80
Transportation	17	48
Heating degree days (gas distribution service area)	—	808
Average gas distribution customer accounts (thousands)(1)	964	963
Average retail energy marketing customer accounts (thousands)(1)	406	415
(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Southeast Energy’s net income contribution:

	Third Quarter 2019 vs. 2018 Increase (Decrease)		Year-To-Date 2019 vs. 2018 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
SCANA Combination	$147	$0.18	$361	$0.45
Change in net income contribution	$147	$0.18	$361	$0.45

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(80)	$122	$(202)	$(1,955)	$(188)	$(1,767)
Specific items attributable to Corporate and Other segment	88	(26)	114	(155)	(65)	(90)
Total specific items	8	96	(88)	(2,110)	(253)	(1,857)
Other corporate operations(1)	(87)	(83)	(4)	(284)	(283)	(1)
Total net income (expense)	$(79)	$13	$(92)	$(2,394)	$(536)	$(1,858)
EPS impact	$(0.13)	$0.02	$(0.15)	$(3.02)	$(0.82)	$(2.20)
(1)	Primarily consists of net interest expense.

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Net income	$602	$520	$82	$722	$1,043	$(321)

Overview

Third Quarter 2019 vs. 2018

Net income increased 16%, primarily due to an increase in cooling degree days in the service territory, a decrease in net electric capacity expense and higher renewable energy investment tax credits. These increases were partially offset by increases in charges related to the abandonment and disallowance of certain property, plant and equipment.

Year-To-Date 2019 vs. 2018

Net income decreased 31%, primarily due to charges associated with the planned early retirement of certain electric generation facilities and certain automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility generator. These decreases were partially offset by increases related to the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 and the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$2,264	$2,232	$32	$6,167	$5,809	$358
Electric fuel and other energy-related purchases	559	648	(89)	1,691	1,747	(56)
Purchased (excess) electric capacity	(1)	50	(51)	45	87	(42)
Net revenue	1,706	1,534	172	4,431	3,975	456
Other operations and maintenance	453	404	49	1,297	1,242	55
Depreciation and amortization	313	295	18	916	839	77
Other taxes	82	79	3	257	241	16
Impairment of assets and other charges	38	—	38	781	—	781
Other income	15	25	(10)	68	49	19
Interest and related charges	138	130	8	408	388	20
Income tax expense	95	131	(36)	118	271	(153)

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2019 vs. 2018

Net revenue increased 11%, primarily reflecting:

•	A $96 million increase from rate adjustment clauses;
•

A $40 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($27 million) and a contract termination with a non-utility generator ($13 million); and

•	A $31 million increase in sales to retail customers, primarily due to an increase in cooling degree days during the cooling season.

Other operations and maintenance increased 12%, primarily reflecting an increase in certain transmission-related expenses. These expenses were primarily recovered through state and FERC rates and did not impact net income.

Depreciation and amortization increased 6%, primarily due to various projects being placed into service ($22 million), partially offset by the absence of depreciation from certain electric generation facilities and automated meter reading infrastructure that were retired early ($11 million).

Impairment of assets and other charges increased $38 million, reflecting charges related to a $21 million charge for disallowance of state-regulated plant and the abandonment of certain property, plant and equipment ($17 million).

Other income decreased 40%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds.

Income tax expense decreased 27%, primarily due to higher renewable energy investment tax credits.

Year-To-Date 2019 vs. 2018

Net revenue increased 11%, primarily reflecting:

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•	A $198 million increase from rate adjustment clauses; and
•

A $34 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($35 million) and a contract termination with a non-utility generator ($25 million), partially offset by the annual PJM capacity performance market effective June 2018 ($26 million); partially offset by

•

A $33 million decrease in sales to retail customers from lower heating degree days during the heating season partially offset by a $25 million increase from higher cooling degree days during the cooling season.

Other operations and maintenance increased 4%, primarily reflecting:

•	A $190 million charge related to a voluntary retirement program; and
•	A $44 million increase in certain transmission-related expenses. These expenses were primarily recovered through state and FERC rates and did not impact net income; partially offset by
•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019; and
•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018.

Depreciation and amortization increased 9%, due to various projects being placed into service ($71 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million), partially offset by the absence of depreciation from certain electric generation facilities and automated meter reading infrastructure that were retired early ($29 million).

Impairment of assets and other charges increased $781 million, primarily reflecting:

•	A $368 million charge related to the early retirement of certain electric generation facilities;

•	A $160 million charge related to the planned early retirement of certain automated meter reading infrastructure;

•	A $135 million charge related to contract termination with a non-utility generator;

•	A $62 million charge related to the abandonment of a project at an electric generating facility;

•	A $21 million charge for disallowance of state-regulated plant; and

•	A $17 million charge related to the abandonment of certain property, plant and equipment.

Other income increased 39%, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Income tax expense decreased 56%, primarily due to lower pre-tax income ($122 million) and higher renewable energy investment tax credits ($26 million).

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Net income	$92	$136	$(44)	$255	$317	$(62)

Overview

Third Quarter 2019 vs. 2018

Net income decreased 32%, primarily due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Year-To-Date 2019 vs. 2018

Net income decreased 20%, primarily due the absence of gains related to agreements to convey shale development rights under natural gas storage fields and a charge related to a voluntary retirement program, partially offset by the absence of a charge for disallowance of FERC-regulated plant.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	Third Quarter			Year-To-Date
	2019	2018	$ Change	2019	2018	$ Change
(millions)
Operating revenue	$392	$423	$(31)	$1,303	$1,408	$(105)
Purchased (excess) gas	5	(7)	12	49	22	27
Other energy-related purchases	17	26	(9)	62	88	(26)
Net revenue	370	404	(34)	1,192	1,298	(106)
Other operations and maintenance	159	180	(21)	547	572	(25)
Depreciation and amortization	64	61	3	188	173	15
Other taxes	47	45	2	162	152	10
Impairment of assets and other charges	—	1	(1)	13	127	(114)
Gains on sales of assets	(7)	(65)	58	(7)	(116)	109
Earnings from equity method investee	3	4	(1)	13	18	(5)
Other income	35	34	1	103	99	4
Interest and related charges	26	28	(2)	77	79	(2)
Income tax expense	27	56	(29)	73	111	(38)

An analysis of Dominion Energy Gas’ results of operations follows:

Third Quarter 2019 vs. 2018

Net revenue decreased 8%, primarily reflecting:

•	A $26 million decrease in services performed for Atlantic Coast Pipeline;
•	A $9 million increase in net fuel costs; and
•	A $6 million decrease in NGL activities; partially offset by
•	A $7 million increase in PIR program revenues.

Other operations and maintenance decreased 12%, primarily due to a $26 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Gains on sales of assets decreased 89%, primarily due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Income tax expense decreased 52%, primarily due to lower pre-tax income ($24 million) and the absence of impacts from the 2017 Tax Reform Act ($8 million).

Year-To-Date 2019 vs. 2018

Net revenue decreased 8%, primarily reflecting:

•	A $75 million decrease in services performed for Atlantic Coast Pipeline;
•	A $25 million increase in net fuel costs; and
•	A $16 million decrease in NGL activities; partially offset by
•	A $19 million increase in PIR program revenues.

Other operations and maintenance decreased 4% primarily reflecting:

•	A $74 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income; and
•	A $24 million benefit associated with a revision of certain AROs; substantially offset by
•	A $59 million charge related to a voluntary retirement program; and
•	A $7 million increase in salaries, wages and benefits.

Impairment of assets and other charges decreased 90%, due to the absence of a charge for disallowance of FERC-regulated plant ($127 million), partially offset by the abandonment of the Sweden Valley project ($13 million).

Gains on sales of assets decreased 94%, primarily due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.

Earnings from equity method investee decreased 28%, primarily due to lower earnings from unsubscribed capacity as a result of a decrease in heating degree days at Iroquois.

Income tax expense decreased 34%, primarily due to lower pre-tax income ($33 million) and the absence of impacts from the 2017 Tax Reform Act ($8 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2019, Dominion Energy had $3.5 billion of unused capacity under its credit facility. See Note 17 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2019	2018
(millions)
Cash, restricted cash and equivalents at January 1	$391	$185
Cash flows provided by (used in):
Operating activities	3,709	3,711
Investing activities	(3,160)	(3,369)
Financing activities	(500)	(140)
Net increase in cash, restricted cash and equivalents	49	202
Cash, restricted cash and equivalents at September 30	$440	$387

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities was substantially consistent as increases in property tax payments, decreased customer deposits, increased interest payments, higher customer refunds, a contract termination payment to a non-utility generator and an increase in merger and integration-related costs associated with the SCANA Combination were substantially offset by higher deferred fuel cost recoveries at Virginia Power, the commencement of commercial operations of the Liquefaction Facility and operations acquired from the SCANA Combination.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of September 30, 2019 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$88	$—	$88
Non-investment grade(2)	—	—	—
No external ratings:
Internally rated—investment grade(3)	48	—	48
Internally rated—non-investment grade(4)	13	—	13
Total(5)	$149	$—	$149

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 36% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 32% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(5)

Excludes agreements approved by PURA, which commenced in October 2019, with Eversource Energy and The United Illuminating Company for Millstone to provide an estimated nine million MWh per year of electricity for ten years.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $209 million, primarily due to cash and restricted cash acquired in the SCANA Combination and proceeds from the sale of Blue Racer, partially offset by an increase in plant construction and other property additions.

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

Net cash used by Dominion Energy's financing activities increased $360 million, primarily due to net debt repayments in 2019, compared to net debt issuances in 2018 and higher common dividend payments, partially offset by higher issuance of common stock and the issuance of the 2019 Equity Units.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of September 30, 2019 was $26 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

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

In August 2019, Dominion Energy issued 18.5 million shares to settle the stock purchase contracts entered into as part of the 2016 Equity Units and received proceeds of $1.4 billion.

See Note 17 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2019, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2019, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2019, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Off-Balance Sheet Arrangements

In August 2019, construction of the new corporate office property was substantially complete and the facility was able to be occupied resulting in the commencement of the five-year lease term. See Note 15 to the Consolidated Financial Statements in this report for additional information. As of September 30, 2019, there have been no other material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies' Annual Report on Form 10-K for the year ended December 31, 2018.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Future Issues and Other Matters in MD&A in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and Note 18 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note

22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Note 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Note 18 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and Note 18 in this report for additional information on various environmental matters.

Legal Matters

See Notes 3, 13 and 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Notes 13 and 18 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and Notes 13 and 18 to the Consolidated Financial Statements in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern Company Gas, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Atlantic Coast Pipeline has continued to experience delays in obtaining permits necessary for construction along with construction delays due to judicial actions. In October 2019, the Supreme Court of the U.S. agreed to hear Atlantic Coast Pipeline’s request to hear the case regarding the Appalachian Trail crossing. The Supreme Court of the U.S. is expected to issue a ruling by June 2020. Atlantic Coast Pipeline is also evaluating possible legislative remedies to this issue. Given the legal challenges and ongoing discussions with customers, project construction is expected to be completed by the end of 2021, with full in-service in early 2022. Project cost estimates are $7.3 billion to $7.8 billion, excluding financing costs. Project construction activities, schedules and costs are subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations. See Note 10 to the Consolidated Financial Statements in this report for more information.

Supply Header Project

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header project, a project to provide approximately 1,500,000 Dths per day of firm transportation service to various customers. Atlantic Coast Pipeline has continued to experience delays in obtaining permits necessary for construction and delays in construction due to judicial actions. As a result, project cost estimates are $725 million to $775 million, excluding financing costs. Project construction is expected to be completed by the end of 2021 with full in-service in early 2022.

Millstone Agreement

In November 2017, Connecticut adopted the Act Concerning Zero Carbon Solicitation and Procurement, which allows nuclear generating facilities to compete for power purchase agreements in a state sponsored procurement for electricity. In February 2018, Connecticut regulators recommended pursuing the procurement. In May 2018, Millstone petitioned to be considered an “existing resource confirmed at risk” and subsequently participated in the state sponsored procurement for electricity. Being considered “at risk” allows the Department of Energy and Environmental Protection to consider factors other than price, such as environmental and economic benefits, when evaluating Dominion Energy’s bids. In December 2018, PURA confirmed that Millstone should be considered an “existing resource confirmed at risk” in the state’s Department of Energy and Environmental Protection zero carbon procurement. An agreement was reached in March 2019 between Dominion Energy, Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years. In September 2019, PURA approved the agreement, which commenced in October 2019.

Coastal Virginia Offshore Wind Project

In November 2018, Virginia Power received approval from the Virginia Commission to develop two 6 MW wind turbines off the coast of Virginia for the Coastal Virginia Offshore Wind project, expected to cost approximately $300 million and to be in service in late 2020.  In September 2019, Virginia Power filed an application with PJM to interconnect 2,640 MW of wind energy between 2024 and 2026 off the coast of Virginia as an expansion of the Coastal Virginia Offshore Wind project, expected to increase the total cost by up to approximately $8 billion.

Align RNG

In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. As announced in October 2019, Align RNG expects to invest $500 million to develop assets to capture methane from hog farms across Virginia, North Carolina, Utah, Arizona and California and convert it into pipeline quality natural gas.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $59 million and $6 million of Dominion Energy’s commodity-based derivative instruments as of September 30, 2019 and December 31, 2018, respectively. The increase in sensitivity is largely due to decreased short positions and lower commodity prices on those short positions.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $61 million and $51 million of Virginia Power’s commodity-based derivative instruments as of September 30, 2019 and December 31, 2018, respectively.

A hypothetical 10% increase in commodity prices would not have resulted in a material change of Dominion Energy Gas’ commodity-based derivative instruments as of both September 30, 2019 and December 31, 2018.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $22 million and $24 million decrease in earnings at September 30, 2019 and December 31, 2018, respectively. For variable rate debt outstanding for Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2019 or December 31, 2018.

The Companies also use interest rate derivatives, including forward-starting swaps, as cash flow hedges of forecasted interest payments. As of September 30, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $5.5 billion, $1.8 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million, $77 million and $14 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at September 30, 2019. As of December 31, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $5.9 billion, $1.9 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $147 million, $94 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2018.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of September 30, 2019 and December 31, 2018, Dominion Energy and Dominion Energy Gas had $280 million (€250 million) in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in the fair value of Dominion Energy Gas’ foreign currency swaps at September 30, 2019 and would have resulted in a decrease of $8 million in the fair value of Dominion Energy Gas' foreign currency swaps at December 31, 2018.

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

Dominion Energy recognized net investment gains on nuclear decommissioning and rabbi trust investments of $691 million and $350 million for the nine months ended September 30, 2019 and 2018, respectively, and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $135 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $73 million for the nine months ended September 30, 2019 and recorded a net decrease in unrealized gains on debt investments of $36 million and an additional unrealized loss of $10 million for the nine months ended September 30, 2018 and $36 million for the year ended December 31, 2018.

Virginia Power recognized net investment gains on nuclear decommissioning trust investments of $335 million and $163 million for the nine months ended September 30, 2019 and 2018, respectively, and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $44 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $35 million for the nine months ended September 30, 2019 and recorded a net decrease in unrealized gains on debt investments of $19 million with an additional unrealized loss of $5 million for the nine months ended September 30, 2018 and $21 million for the year ended December 31, 2018.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 3, 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2018.
•	Notes 13 and 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
•	Notes 13 and 18 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
•	Notes 13 and 18 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/19-7/31/19	2,002	$77.47	—	19,629,059 shares/ $1.18 billion
8/1/19-8/31/19	146	77.05	—	19,629,059 shares/ $1.18 billion
9/1/19-9/30/19	5,613	78.49	—	19,629,059 shares/ $1.18 billion
Total	7,761	$78.20	—	19,629,059 shares/ $1.18 billion

(1)	In July, August and September 2019, 2,002 shares, 146 shares and 5,613 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective September 27, 2019 (Exhibit 3.1, Form 8-K filed October 2, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective September 26, 2019 (Exhibit 3.2, Form 8-K filed October 2, 2019, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC dated as of May 12, 2017 (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 001-37591).			X

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
4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (Exhibit 4.2, Form 10-Q filed August 2, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (filed herewith).

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

X

10.1

Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), as amended effective October 1, 2019 (Exhibit 10.1, Form 8-K filed October 2, 2019, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

November 1, 2019	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer