Form 10-K
period 2019-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO; DOMINION ENERGY GAS HOLDINGS, LLC
filed 2020-02-28
CIK 715957, 103682, 1603291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Dominion Energy, Inc.    Yes
☒
    No
☐
        Virginia Electric and Power Company    Yes
☒
    No
☐
        Dominion Energy Gas Holdings, LLC    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“non-accelerated
filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.
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
12b-2
of the Act).
Dominion Energy, Inc.    Yes
☐
    No
☒
    Virginia Electric and Power Company    Yes
☐
    No
☒
    Dominion Energy Gas Holdings, LLC    Yes
☐
    No
☒
The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates
of Dominion Energy was approximately $62.0 billion based on the closing price of Dominion Energy’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy’s most recently completed second fiscal quarter. Dominion Energy is the sole holder of Virginia Electric and Power Company common stock. At February 14, 2020, Dominion Energy had 838,000,325 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding. Dominion Energy Questar Corporation, a wholly-owned subsidiary of Dominion Energy, Inc., holds all of the membership interests of Dominion Energy Gas Holdings, LLC.
DOCUMENT INCORPORATED BY REFERENCE
Portions of Dominion Energy’s 2020 Proxy Statement are incorporated by reference in Part III.
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

2020 Proxy Statement	Dominion Energy 2020 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke and Southern
Atlantic Coast Pipeline Project
An approximately
600-mile
natural gas pipeline running from West Virginia through Virginia to North Carolina which will be owned by Dominion Energy, Duke and Southern to be constructed and operated by DETI

BACT	Best available control technology
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CGN Committee	Compensation, Governance and Nominating Committee of Dominion Energy’s Board of Directors
CNG	Consolidated Natural Gas Company
CO 2	Carbon dioxide
Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Contracted Generation	Contracted Generation operating segment
COO	Chief Operating Officer
Cooling degree days
Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, or 75 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 75 degrees, as applicable, and the average temperature for that day

Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point LNG Facility	An LNG import/export and storage facility, including the Liquefaction Facility, located on the Chesapeake Bay in Lusby, Maryland
Cove Point Pipeline	A 136 mile natural gas pipeline that connects the Cove Point LNG Facility to interstate natural gas pipelines
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DCP
The legal entity, Dominion Cove Point, LLC (formerly known as Dominion Cove Point, Inc.), one or more of its consolidated subsidiaries, or the entirety of Dominion Cove Point, LLC and its consolidated subsidiaries

Abbreviation or Acronym	Definition
DECG	Dominion Energy Carolina Gas Transmission, LLC
DECGS	Dominion Energy Carolina Gas Services, Inc.
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
DESC
The legal entity, Dominion Energy South Carolina, Inc. (formerly known as South Carolina Electric & Gas Company), one or more of its consolidated entities or operating segment, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated entities

DETI	Dominion Energy Transmission, Inc.
DGI	Dominion Generation, Inc.
DGP	Dominion Gathering and Processing, Inc.
DMLPHCII	Dominion MLP Holding Company II, LLC (formerly known as Dominion MLP Holding Company II, Inc.)
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
Dominion Energy
The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Virginia Power and Dominion Energy Gas) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Direct ®	A dividend reinvestment and open enrollment direct stock purchase plan
Dominion Energy Gas
The legal entity, Dominion Energy Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Gas Restructuring	The acquisition of DCP and DMLPHCII from, and the disposition of East Ohio and DGP to, Dominion Energy by Dominion Energy Gas on November 6, 2019
Dominion Energy Midstream	The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries
Dominion Energy Questar
The legal entity, Dominion Energy Questar Corporation, one or more of its consolidated subsidiaries (other than Dominion Energy Gas, effective November 2019), or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Combination	Dominion Energy’s acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016
Dominion Energy Questar Pipeline	Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
DSM	Demand-side management
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Market Access Project	Project to provide 150,000 Dths/day of transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland
Energy Choice	Program authorized by the Ohio Commission which provides energy customers with the ability to shop for energy options from a group of suppliers certified by the Ohio Commission
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
ESA Excess Tax Benefits	Endangered Species Act Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fitch	Fitch Ratings Ltd.
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP effective August 2018
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture with BP in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Distribution	Gas Distribution operating segment
Gas Transmission & Storage	Gas Transmission & Storage operating segment

Abbreviation or Acronym	Definition
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP
The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries (including, effective August 2018, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries

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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Idaho Commission	Idaho Public Utilities Commission
IRCA	Intercompany revolving credit agreement
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP effective August 2018
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Manchester	Manchester power station
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
MATS	Utility Mercury and Air Toxics Standard Rule
mcf	Thousand cubic feet
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
Mtpa	Million metric tons per annum
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NedPower	NedPower Mount Storm LLC, a wind-turbine facility joint venture between Dominion Energy and Shell WindEnergy, Inc. in Grant County, West Virginia
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.
NGL	Natural gas liquid
NJNR	NJNR Pipeline Company
NND Project
V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety Nuclear Units in Jenkinsville, South Carolina

North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NO X	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission

Abbreviation or Acronym	Definition
NRG
The legal entity, NRG Energy, Inc., one or more of its consolidated subsidiaries (including, effective November 2016 through August 2018, Four Brothers Holdings, LLC, Granite Mountain Renewables, LLC and Iron Springs Renewables, LLC) or operating segments, or the entirety of NRG Energy, Inc. and its consolidated subsidiaries

NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
ppb	Parts-per-billion
Predecessor	Dominion Energy as the predecessor for accounting purposes for the period of Dominion Energy’s ownership of DCP and DMLPHCII until the completion of the Dominion Energy Gas Restructuring
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
PURA	Connecticut’s Public Utility Regulatory Authority
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RCC	Replacement Capital Covenant
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A, C2A and C3A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
ROIC	Return on invested capital
RSN	Remarketable subordinated note
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
SAFSTOR
A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries

Abbreviation or Acronym	Definition
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
SERC	Southeast Electric Reliability Council
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SO 2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
Summer	V.C. Summer nuclear power station
SunEdison	The legal entity, SunEdison, Inc., one or more of its consolidated subsidiaries, or the entirety of SunEdison, Inc. and its consolidated subsidiaries
Surry	Surry nuclear power station
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management—Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
TransCanada	The legal entity, TransCanada Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of TransCanada Corporation and its consolidated subsidiaries
TSR	Total shareholder return
Utah Commission	Utah Public Service Commission
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power
The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
Warren County	A 1,350 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of Westinghouse
West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Wexpro Agreement	An agreement which sets forth the rights of Questar Gas to receive certain benefits from Wexpro’s operations, including cost-of-service gas
Wexpro II Agreement
An agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that allows for the addition of properties under the cost-of-service
methodology for the benefit of Questar Gas customers

Whitehouse Solar	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	White River Hub, LLC
Woodland Solar	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply Inc.
Wyoming Commission	Wyoming Public Service Commission

Part I

Item 1. Business
General
Dominion Energy
, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s strategy is to be a leading sustainable provider of electricity, natural gas and related services to customers primarily in the eastern and Rocky Mountain regions of the U.S. As of December 31, 2019, Dominion Energy’s portfolio of assets includes approximately 30,700 MW of electric generating capacity, 10,400 miles of electric transmission lines, 85,000 miles of electric distribution lines, 14,600 miles of natural gas transmission, gathering and storage pipelines and 103,400 miles of gas distribution pipeline, exclusive of service lines. As of December 31, 2019, Dominion Energy serves more than 7 million utility and retail energy customers and operates one of the nation’s largest underground natural gas storage systems, with approximately 1 trillion cubic feet of storage capacity.
In January 2019, Dominion Energy completed the SCANA Combination in a stock-for-stock
merger valued at $13.4 billion. SCANA, which operates as a wholly-owned subsidiary of Dominion Energy, is primarily engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina and in the distribution of natural gas in North Carolina and South Carolina. DESC, a wholly-owned subsidiary of SCANA, is consolidated by Dominion Energy and remains an SEC registrant. However, its Form
10-K
is filed separately and is not combined herein.
Dominion Energy continues to focus on expanding and improving its regulated and long-term contracted electric and natural gas businesses while transitioning to a cleaner energy future. The $26 billion growth capital plan for 2019 through 2023 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, strategic undergrounding and energy conservation programs. Renewable generation facilities are expected to include investments in utility-scale solar and offshore wind projects. In addition, Dominion Energy is currently seeking, or intends to seek, license extensions for its regulated nuclear power stations in Virginia. Other drivers for the growth capital expenditure plan include agriculture-waste-to-energy initiatives, the replacement of gas distribution pipeline, the construction of infrastructure to handle the increase in natural gas production from the Marcellus and Utica Shale formations, including investing in Atlantic Coast Pipeline which is focused on constructing an approximately
600-mile
natural gas pipeline running from West Virginia through Virginia to North Carolina, to increase natural gas supplies in the region. Dominion Energy also plans to continue upgrading its gas and electric transmission and distribution networks while also meeting environmental requirements and standards set by various regulatory bodies.
Over the past decade, Dominion Energy has transitioned to a more regulated, less volatile earnings mix as evidenced by its capital investments in regulated infrastructure, including the SCANA Combination and Dominion Energy Questar Combination, and in infrastructure with output sold under long-term purchase agreements, as well as the divestiture of interests in certain merchant generating facilities and natural gas gathering and processing investments. Dominion Energy expects approximately 95% of earnings from its primary operating segments to come from regulated and long-term contracted businesses. Dominion Energy’s nonregulated operations include merchant generation and natural gas retail energy marketing operations. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas.
Virginia Power
, headquartered in Richmond, Virginia and incorporated in Virginia in 1909 as a Virginia public service corporation, is a wholly-owned subsidiary of Dominion Energy and a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and North Carolina. In Virginia, Virginia Power conducts business under the name “Dominion Energy Virginia” and primarily serves retail customers. In North Carolina, it conducts business under the name “Dominion Energy North Carolina” and serves retail customers located in the northeastern region of the state, excluding certain municipalities. In addition, Virginia Power sells and transmits electricity at wholesale prices to rural electric cooperatives, municipalities and into wholesale electricity markets. All of Virginia Power’s stock is owned by Dominion Energy.
Dominion Energy Gas,
a limited liability company formed in September 2013,
is a wholly-owned subsidiary of Dominion Energy and a holding company. Following the Dominion Energy Gas Restructuring, Dominion Energy Gas serves as the intermediate parent company for Dominion Energy’s FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the eastern and Rocky Mountain regions of the U.S., as well as for the Cove Point LNG Facility. Dominion Energy Gas’ principal operating subsidiaries include DETI, DECG, Dominion Energy Questar Pipeline and a controlling 75% interest in Cove Point. In addition, Dominion Energy Gas holds a 50% noncontrolling partnership interest in Iroquois, a FERC-regulated interstate natural gas pipeline. All of Dominion Energy Gas’ membership interests are owned by Dominion Energy.
Amounts and information disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable.

Employees
At December 31, 2019, Dominion Energy had approximately 19,100 full-time employees, of which approximately 5,400 are subject to collective bargaining agreements, including approximately 6,000 full-time employees at Virginia Power, of which approximately 2,500 are subject to collective bargaining agreements and approximately 1,400 full-time employees at Dominion Energy Gas, of which approximately 700 are subject to collective bargaining agreements.

Where You Can Find More Information About The Companies
The Companies file their annual, quarterly and current reports, proxy statements and other information with the SEC. Their SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.
The Companies make their SEC filings available, free of charge, including the annual report on Form
10-K,
quarterly

reports on Form
10-Q,
current reports on Form
8-K
and any amendments to those reports, through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on Dominion Energy’s website, including but not limited to reports mentioned in
Environmental Strategy
, is not incorporated by reference in this report.

Acquisitions and Dispositions
The following are significant acquisitions and divestitures by the Companies during the last five years.
Pending Acquisition of Interest in Atlantic Coast Pipeline and Pivotal LNG, Inc.
In February 2020, Dominion Energy entered into agreements with Southern to acquire its 5% membership interest in Atlantic Coast Pipeline and its 100% ownership interest in Pivotal LNG, Inc., for approximately $175 million in aggregate, plus certain purchase price adjustments. See Note 9 to the Consolidated Financial Statements for additional information.
Acquisition of SCANA
In January 2019, Dominion Energy and SCANA completed a
stock-for-stock
merger valued at $13.4 billion, inclusive of SCANA’s outstanding debt, which totaled $6.9 billion at closing. SCANA operates as a wholly-owned subsidiary of Dominion Energy. See Note 3 to the Consolidated Financial Statements for additional information.
Purchase of Dominion Energy Midstream Units
In January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of 22.5 million shares of Dominion Energy common stock. See Note 20 to the Consolidated Financial Statements for additional information.
Dominion Energy Gas Restructuring
In November 2019, Dominion Energy Gas finalized a restructuring whereby Dominion Energy’s wholly-owned subsidiaries, DCP and DMLPHCII, were contributed to Dominion Energy Gas. In addition, Dominion Energy Gas’ wholly-owned subsidiaries, East Ohio and DGP, were distributed to Dominion Energy. This restructuring was accounted for by Dominion Energy Gas as a reorganization of entities under common control. See Note 3 to the Consolidated Financial Statements for additional information.
Sale of Interest in Cove Point
In December 2019, Dominion Energy completed the sale of a 25% noncontrolling interest in Cove Point to Brookfield in exchange for cash consideration of $2.1 billion, subject to working capital adjustments. See Note 3 to the Consolidated Financial Statements for additional information.
Acquisition of Interest in Wrangler
In December 2019, Dominion Energy acquired a 20% noncontrolling interest in Wrangler, a partnership with Interstate Gas Supply, Inc., along with $301 million in cash as part of its initial contribution of certain retail energy marketing operations. See Note 9 to the Consolidated Financial Statements for additional information.
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
Acquisition of Wholly-Owned Merchant Solar Projects
In 2019, Dominion Energy completed the acquisition of various merchant solar projects in North Carolina, South Carolina and Virginia. These projects are expected to cost a total of approximately $425 million once constructed, including the initial acquisition cost, and generate approximately 241 MW combined.
Throughout 2017, Dominion Energy completed the acquisition of various merchant solar projects in California, North Carolina and Virginia for $356 million. The projects cost $541 million to construct, including the initial acquisition cost, and generate 259 MW.
Throughout 2016, Dominion Energy completed the acquisition of various merchant solar projects in North Carolina, South Carolina and Virginia for $32 million. The projects cost $421 million to construct, including the initial acquisition cost, and generate 221 MW.
Throughout 2015, Dominion Energy completed the acquisition of various merchant solar projects in California and Virginia for $381 million. The projects cost $588 million to construct, including the initial acquisition cost, and generate 182 MW.
See Note 3 and Note 10 to the Consolidated Financial Statements for additional information.
Acquisition of Virginia Power Solar Projects
In 2019, Virginia Power entered into agreements to acquire various solar development projects in Virginia. Four of these projects closed in 2019 and the fifth closed in January 2020 with a total expected cost of approximately $765 million once constructed, including initial acquisition costs, and will generate approximately 448 MW combined.
In 2018, Virginia Power entered into agreements to acquire various solar development projects in North Carolina and Virginia. These projects closed in 2019 with a total cost of $297 million, including initial acquisition costs, and generate 175 MW combined.
In 2017, Virginia Power entered into agreements to acquire various solar development projects in North Carolina. The projects closed in 2018 and 2019 with a total cost of $282 million, including initial acquisition costs, and generate 155 MW combined.

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
Dominion Energy Midstream Acquisition of Interest in Iroquois
In September 2015, Dominion Energy Midstream acquired from NG and NJNR a 25.93% noncontrolling partnership interest in Iroquois. The investment was recorded at $216 million based on the value of Dominion Energy Midstream’s common units at closing. The common units issued to NG and NJNR have been reflected as noncontrolling interest in Dominion Energy and Dominion Energy Gas’ Consolidated Financial Statements.
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

See Note 10 to the Consolidated Financial Statements for additional information on certain of these sales of Marcellus and Utica acreage.

Operating Segments
In December 2019, Dominion Energy strategically realigned its segments which resulted in the formation of five primary operating segments: Dominion Energy Virginia, Gas Transmission & Storage, Gas Distribution, Dominion Energy South Carolina and Contracted Generation. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service companies and other functions (including unallocated debt). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s other operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources.
Virginia Power manages its daily operations through its primary operating segment: Dominion Energy Virginia. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.
Dominion Energy Gas manages its daily operations through its primary operating segment: Gas Transmission & Storage. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy’s basis in the net assets contributed.
While daily operations are managed through the operating segments previously discussed, assets remain wholly-owned by the Companies and their respective legal subsidiaries.
A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power	Dominion Energy Gas
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet (1)	X	X
Gas Transmission & Storage	Regulated gas transmission and storage (2)	X		X
	LNG terminalling and storage	X		X
	Nonregulated retail energy marketing	X
Gas Distribution	Regulated gas distribution and storage (3)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Generation	Merchant electric generation fleet	X

(1)	Includes Virginia Power’s nonjurisdictional generation operations.

(2)	Includes gathering and processing activities.

(3)	Includes Wexpro’s natural gas development and production operations.

Dominion Energy Virginia
The Dominion Energy Virginia Operating Segment is substantially composed of Virginia Power’s regulated electric transmission, distribution (including customer service) and generation (regulated electric utility and its related energy supply) operations, which serve approximately 2.6 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.
Virginia Power’s growth capital plan includes spending approximately $16 billion from 2019 through 2023 to upgrade or add new transmission lines, distribution lines, substations, and other facilities, as well as maintain existing and construct new generation capacity to meet growing electricity demand within its service territory in order to maintain reliability and regulatory compliance. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers, as well as support its Subsequent License Renewal projects as it is seeking
20-year
license extensions for the regulated nuclear fleet in Virginia. See Properties and Environmental Strategy for additional information on this and other utility projects.
Virginia Power has also created a
ten-year
plan to transform its electric grid into a smarter, stronger and greener grid. This plan will address the structural limitations of Virginia Power’s distribution grid in a systematic manner in order to recognize and accommodate fundamental changes and requirements in the energy industry. The objective is to address both customer and system needs by (i) achieving even higher levels of reliability and resiliency against natural and man-made
threats, (ii) leveraging technology to enhance the customer experience and improve the operation of the system and (iii) safely and effectively integrating new utility-scale renewable generation and storage as well as customer–level distributed energy resources such as rooftop solar and battery storage. In 2019, the Virginia Commission approved a portion of this plan.
Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 84% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service
rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 138 minutes for the three-year average ending 2019, up from the previous three-year average of 134 minutes. This increase is primarily due to increased storm activity.
Earnings may reflect variations in the timing or nature of expenses as compared to those contemplated in current rates, such as labor and benefit costs, capacity expenses, the timing, duration and costs of scheduled and unscheduled outages as well as the customer’s ability to choose a generation service provider. The cost of fuel and purchased power is generally collected through fuel cost-recovery mechanisms established by regulators and does not materially impact net income. The cost of new generation facilities is generally recovered through rate adjustment clauses in Virginia. Variability in earnings from rate adjustment clauses reflects changes in the authorized ROE and the carrying amount of these facilities, which are largely driven by the timing and amount of capital investments, as well as depreciation. See Note 13 to the Consolidated Financial Statements for additional information.
Revenue provided by Virginia Power’s electric transmission operations is based primarily on rates approved by FERC. The profitability of this business is dependent on its ability, through the rates it is permitted to charge, to recover costs and earn a reasonable ROIC. Variability in earnings primarily results from changes in rates and the timing of property additions, retirements and depreciation.
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
PJM transmission owners for development, construction and ownership of certain transmission facilities in Virginia Power’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in Virginia Power’s service area in the future and could allow Dominion Energy to seek opportunities to build and own facilities in other service territories. Additionally, there is some competition for Virginia Power’s generation operations for Virginia jurisdictional electric utility customers that meet certain size requirements or that seek to purchase 100% renewable energy from competitive suppliers. See
Electric
under
State Regulations
in
Regulation
for more information. Currently, North Carolina does not offer retail choice to electric customers.
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
Regulation
Virginia Power’s electric distribution and generation operations, including the rates it may charge to jurisdictional customers, as well as wholesale electric transmission rates, tariffs and terms of service, are subject to regulation by the Virginia and North Carolina Commissions as well as FERC, the NRC, the EPA, the DOE and the Army Corps of Engineers. See
State Regulations
and
Federal Regulations
in
Regulation, Future Issues and Other Matters
in Item 7 MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.
Properties
For a description of existing facilities see Item 2. Properties.
As a part of PJM’s RTEP process, PJM authorized the following material reliability projects (including Virginia Power’s estimated cost):
•	Mt. Storm-to-Valley ($290 million);

•	Gainesville-to-Haymarket ($170 million);

•	Idylwood -to-Tysons ($125 million);

•	Glebe substation and North Potomac Yard terminal station underground ($125 million);

•	Remington/Gordonsville/Pratts Area Improvement (including Remington-to-Gordonsville, and new Gordonsville substation transformer) ($115 million);

•	Idylwood substation ($105 million);

•	Harmony Village-to-White Stone ($105 million);

•	Elmont-to-Ladysmith ($90 million);

•	Lanexa-to-Northern Neck ($90 million);

•	Loudoun-to-Ox ($70 million);

•	Mt. Storm substation ($70 million);

•	Bristers-to-Chancellor ($65 million); and

•	Dooms-to-Valley ($65 million).

Virginia Power is investing in transmission substation physical security and expects to invest an additional $125 million to $175 million through 2024 to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process and create multiple levels of security.
Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $175 million and is expected to be completed by 2028. The Virginia Commission has approved four phases of the program encompassing approximately 1,350 miles of converted lines and $545 million in capital spending (with $523 million recoverable through Rider U).
Virginia Power is developing, financing and constructing new generation capacity to meet growing electricity demand within its service territory. Significant projects under construction or development are set forth below:
•	Virginia Power plans to acquire or construct certain solar facilities in Virginia and North Carolina. See Notes 10 and 13 to the Consolidated Financial Statements for more information.

•	Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7 for more information on this project.

•	Virginia Power is considering the construction of an approximately $2 billion hydroelectric pumped storage facility in Southwest Virginia.

•	Virginia Power has announced an approximately $400 million project to replace approximately 1,500 diesel buses with electric buses at school districts in Virginia by 2025.

•	In November 2018, Virginia Power received approval from the Virginia Commission for its petition seeking a prudency determination as provided in the GTSA with respect to the proposed Coastal Virginia Offshore Wind Pilot project, consisting of two 6 MW wind turbine generators located approximately 27 miles off the coast of Virginia Beach, Virginia in federal waters, and for a CPCN, for the generation tie line connecting the generators to shore. This project is expected to cost approximately $300 million and to be placed into service by the end of 2020.

•	In September 2019, Virginia Power filed an application with PJM for the Coastal Virginia Offshore Wind Commercial project to interconnect 2,640 MW of wind energy between 2024 and 2026 off the coast of Virginia as an expansion of the Coastal Virginia Offshore Wind Pilot project, expected to increase the total cost of the project by up to approximately $8 billion.

•	Virginia Power is considering the construction of simple cycle combustion turbines in Virginia. These projects are expected to be placed in service beginning 2023.

See Note 13 to the Consolidated Financial Statements for more information.
Sources of Energy Supply
Virginia Power uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements and to satisfy physical forward sale requirements. Some of these agreements have fixed commitments and are included as contractual obligations in
Future Cash
Payments for Contractual Obligations and Planned Capital Expenditures
in Item 7. MD&A.
Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2019	2018	2017

Natural gas	41%	33%	32%
Nuclear (1)	29	29	32
Purchased power, net	17	19	14
Coal (2)	8	13	17
Renewable/hydro (3)	5	5	5
Oil	—	1	—
Total	100%	100%	100%

(1)	Excludes ODEC’s 11.6% ownership interest in North Anna.

(2)	Excludes ODEC’s 50.0% ownership interest in the Clover power station.

(3)	Includes solar and biomass.

Nuclear Fuel
—Virginia Power primarily utilizes long-term contracts to support its nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent on the market environment. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimal cost and inventory levels.
Fossil Fuel
—Virginia Power primarily utilizes natural gas and coal in its fossil fuel plants. All recent fossil fuel plant construction involves natural gas generation.
Virginia Power’s natural gas and oil supply is obtained from various sources including purchases from major and independent producers in the
Mid-Continent
and Gulf Coast regions, purchases from local producers in the Appalachian area and Marcellus and Utica regions, purchases from gas marketers and withdrawals from underground storage fields owned by Dominion Energy or third parties. Virginia Power manages a portfolio of natural gas transportation contracts (capacity) that provides for reliable natural gas deliveries to its gas turbine fleet, while minimizing costs.
Virginia Power’s coal supply is obtained through long-term contracts and short-term spot agreements from domestic suppliers.
Biomass—
Virginia Power’s biomass supply is obtained through long-term contracts and short-term spot agreements from local suppliers.
Purchased Power
—Virginia Power purchases electricity from the PJM spot market and through power purchase agreements with other suppliers to provide for utility system load requirements.
Seasonality
Virginia Power’s earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events, and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs, respectively. An increase in heating degree days for Virginia Power’s electric utility-related operations does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.
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
The estimated cost to decommission Virginia Power’s four nuclear units is reflected in the table below and is primarily based upon site-specific studies completed in 2019. These cost studies are generally completed every four to five years. The current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire.
Under the current operating licenses, Virginia Power is scheduled to decommission the Surry and North Anna units during the period 2032 to 2078. NRC regulations allow licensees to apply for extension of an operating license in up to
20-year
increments. In 2019, Virginia Power applied for renewal of its operating licenses for an additional 20 years for the two nuclear units at Surry. Under these renewal applications, the two nuclear units will be allowed to generate electricity through 2052 and 2053, if approved. Virginia Power expects to submit a license extension application for the two units at North Anna in 2020. Between the four units, Virginia Power estimates that it could spend approximately $3 billion to $4 billion over the next several years on the relicensing process. The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs. The most recent site-specific study completed for Surry and North Anna was performed in 2019.
The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2019 dollars) (1)	Funds in trusts at December 31, 2019	2019 contributions to trusts
(dollars in millions)

Surry
Unit 1	2032	$ 803	$ 815	$ —
Unit 2	2033	794	803	—

North Anna
Unit 1 (2)	2038	720	651	—
Unit 2 (2)	2040	724	612	—
Total		$3,041	$2,881	$—

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs and includes the expectation that
20-year
license extensions are approved for all units.

(2)
North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for further information about nuclear decommissioning trust investments, AROs and nuclear decommissioning, respectively.
Gas Transmission & Storage
The Gas Transmission & Storage Operating Segment of Dominion Energy Gas includes FERC regulated interstate natural gas transmission pipeline and underground storage systems in the eastern and Rocky Mountain regions of the U.S. (primarily through DETI, DECG and Dominion Energy Questar Pipeline), LNG import/export and storage (through its 75% controlling interest in Cove Point) as well as a 50% noncontrolling partnership interest in Iroquois. See
Investments
below for additional information regarding the Iroquois investment.
The Gas Transmission & Storage Operating Segment of Dominion Energy also includes nonregulated retail natural gas marketing, development of renewable natural gas and LNG infrastructure and its investments in Atlantic Coast Pipeline, Align RNG and Wrangler. See
Investments
below for additional information regarding the Atlantic Coast Pipeline, Align RNG and Wrangler investments.
Gas Transmission & Storage’s growth capital plan includes spending approximately $4 billion from 2019 through 2023 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability. Demand for natural gas is expected to continue to grow as initiatives to transition to gas from more carbon-intensive fuels are implemented. This plan includes Dominion Energy’s portion of spending for the Atlantic Coast Pipeline Project.
Earnings for the
Gas Transmission & Storage Operating Segment of Dominion Energy and Dominion Energy Gas
primarily result from rates established by FERC. Approximately 94% of Dominion Energy Gas’ transmission capacity is subscribed including 91% under long-term contracts (two years or greater) and 3% on a year-to-year
basis. Dominion Energy Gas’ storage services are 100% subscribed with long-term contracts. Revenues derived from Dominion Energy Gas’ pipeline operations are primarily from reservation charges for firm transportation and storage services as provided for in their FERC-approved tariffs. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments.
Additionally, Dominion Energy Gas receives revenue from firm fee-based
contractual arrangements, including negotiated rates, for certain LNG storage and terminalling services. The Liquefaction Facility has a firm contracted capacity for LNG loading onto ships of approximately 4.6 Mtpa (0.66 bcfe/day)

under normal operating conditions and after accounting for maintenance downtime. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.
Dominion Energy’s retail energy marketing operations compete in nonregulated energy markets. Dominion Energy has a large concentration of natural gas customers in markets where utilities have a long-standing commitment to customer choice.
Competition
Gas Transmission & Storage Operating Segment—Dominion Energy and Dominion Energy Gas
Dominion Energy Gas’ natural gas transmission operations compete with domestic and Canadian pipeline companies. Dominion Energy Gas also competes with gas marketers seeking to provide or arrange transportation, storage and other services. Alternative fuel sources, such as oil or coal, provide another level of competition. Although competition is based primarily on price, the array of services that can be provided to customers is also an important factor. The combination of capacity rights held on certain long-line pipelines, a large storage capability and the availability of numerous receipt and delivery points along its own pipeline system enable Dominion Energy Gas to tailor its services to meet the needs of individual customers.
Dominion Energy Gas’ pipeline systems generate a substantial portion of their revenue from long-term firm contracts for transportation services and are therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, Dominion Energy Gas’ pipeline system will face competitive pressures from similar facilities that serve the eastern and Rocky Mountain regions in terms of location, rates, terms of service, and flexibility and reliability of service.
Cove Point’s gas transportation, LNG import and storage operations, as well as the Liquefaction Facility’s capacity, are contracted primarily under long-term fixed reservation fee agreements. However, in the future Cove Point may compete with other independent terminal operators as well as major oil and gas companies on the basis of terminal location, services provided and price. Competition from terminal operators primarily comes from refiners and distribution companies with marketing and trading arms. In addition, the Liquefaction Facility may face competition on a global scale as international customers explore other options to meet their energy needs.
Gas Transmission & Storage Operating Segment—Dominion Energy
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
Regulation
Gas Transmission & Storage Operating Segment—Dominion Energy and Dominion Energy Gas
Dominion Energy Gas’ natural gas transmission and storage operations, as well as its LNG import and storage operations are regulated primarily by FERC.
See
Federal Regulations
in
Regulation
for more information.
Properties
For a description of existing facilities see Item 2.
Properties
.
The
following significant projects are under construction or development to better serve customers or expand its service offerings.
Gas Transmission & Storage Operating Segment—Dominion Energy and Dominion Energy Gas
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
In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header project, a project to provide approximately 1,500,000 Dths per day of firm transportation service to various customers. Atlantic Coast Pipeline has continued to experience delays in obtaining permits necessary for construction and delays in construction due to judicial actions. As a result, project cost estimates are $725 million to $775 million, excluding financing costs. Project construction is expected to be completed by the end of 2021 with in-service
in early 2022.
Gas Transmission & Storage Operating Segment—Dominion Energy
In November 2019, Dominion Energy entered into an arrangement with Vanguard Renewables to convert methane from U.S. dairy farms into clean, renewable natural gas that can heat homes, power businesses and fuel vehicles. Under this arrangement, Dominion Energy will own the projects and market the renewable natural gas, and Vanguard Renewables will design, develop and operate the projects. Dominion Energy plans to invest $200 million into this project through 2024.
Investments
Gas Transmission & Storage Operating Segment—Dominion Energy and Dominion Energy Gas
Iroquois—
In September 2015, Dominion Energy, through Dominion Energy Midstream, acquired an additional 25.93% interest in Iroquois. In November 2019, following completion of the Dominion Energy Gas Restructuring, this 25.93% investment was transferred to Dominion Energy Gas which now holds a 50% interest in Iroquois, with TransCanada holding the remaining 50% interest. Iroquois owns and operates a
416-mile
FERC regulated interstate natural gas pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users,
through interconnecting pipelines and exchanges. Iroquois’ pipeline extends from the U.S.-Canadian border at Waddington, New York through the state of Connecticut to South Commack, Long Island, New York and continuing on from Northport, Long Island, New York through the Long Island Sound to Hunts Point, Bronx, New York. In January 2020, Iroquois filed an application with FERC to expand certain existing compression stations in New York and Connecticut. The project is expected to cost approximately $275 million and be placed in service by the end of 2023. See Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Iroquois.
Gas Transmission & Storage Operating Segment—Dominion Energy
Atlantic Coast Pipeline
—In September 2014, Dominion Energy, along with Duke and Southern, announced the formation of Atlantic Coast Pipeline. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion Energy an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. The members hold the following membership interests: Dominion Energy, 48%; Duke, 47%; and Southern, 5%. In February 2020, Dominion Energy entered an agreement to acquire Southern’s 5% membership interest. Atlantic Coast Pipeline is focused on constructing an approximately
600-mile
natural gas pipeline running from West Virginia through Virginia to North Carolina. Atlantic Coast Pipeline has executed agreements with customers for a substantial majority of the capacity of the Atlantic Coast Pipeline Project. See Future Issues and Other Matters in Item 7 for information on estimated project costs and in-service
date and Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Atlantic Coast Pipeline.
Align RNG
—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. As announced in October 2019, Align RNG expects to invest $500 million to develop assets to capture methane from hog farms across Virginia, North Carolina, Utah, Arizona and California and convert it into pipeline quality natural gas.
Wrangler
—In September 2019, Dominion Energy, announced the formation of Wrangler, a nonregulated natural gas retail energy marketing business serving Georgia and other southeastern states in the U.S. Wrangler was created in partnership with Interstate Gas Supply, Inc., with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash. Dominion Energy has a 20% noncontrolling ownership interest in Wrangler. See Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Wrangler.
Sources of Energy Supply
Dominion Energy and Dominion Energy Gas’ large underground natural gas storage network and the location of their pipeline systems are a significant link between the country’s major interstate gas pipelines and large markets in the eastern and Rocky Mountain regions of the U.S. Dominion Energy and Dominion Energy Gas’ pipelines are part of an interconnected gas transmission system, which provides access to supplies nationwide for local distribution companies, marketers, power generators and industrial and commercial customers.
Dominion Energy and Dominion Energy Gas’ underground storage facilities play an important part in balancing gas supply with consumer demand and are essential to serving the eastern and Rocky Mountain regions. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transmission capacity.
The supply of gas to serve Dominion Energy’s retail energy marketing customers is procured through Dominion Energy’s energy marketing group and market wholesalers.
Seasonality
Due to the nature of Dominion Energy and Dominion Energy Gas’ gas transmission and storage operations, seasonal fluctuations do not have a material impact on earnings.
The earnings of Dominion Energy’s retail energy marketing operations, however vary seasonally as a result of the impact of changes in temperature. Generally, the demand for gas peaks during the winter months to meet heating needs.
Gas Distribution
The Gas Distribution Operating Segment of Dominion Energy
includes Dominion Energy’s regulated natural gas sales, transportation, gathering and distribution operations in Ohio, West Virginia, North Carolina, Utah, southwestern Wyoming and southeastern Idaho (through East Ohio, Hope, PSNC and Questar Gas) which collectively serve approximately 3.0 million residential, commercial and industrial customers.
Gas Distribution’s growth capital plan includes spending approximately $4 billion from 2019 through 2023 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability. Planned capital spending is driven by infrastructure needs from a growing customer base in states with expanding economies, replacing aging assets for reliability and safety and meeting demands for natural gas to support the transition from more carbon intensive fuels.
Earnings for the Gas Distribution Operating Segment of Dominion Energy
primarily result from rates established by the Ohio, West Virginia, North Carolina, Utah, Wyoming and Idaho Commissions. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings primarily results from changes in operating and maintenance expenditures, as well as changes in rates and the economy.
Competition
Questar Gas and Hope do not currently face direct competition from other distributors of natural gas for residential and commercial customers in their service territories as state regulations in Utah, Wyoming and Idaho for Questar Gas, and West Virginia for Hope, do not allow customers to choose their provider at this time. See
State Regulations
in
Regulation
for additional information.
In Ohio, there has been no legislation enacted to require supplier choice for natural gas distribution consumers. However, East Ohio has offered an Energy Choice program to residential and commercial customers since October 2000. East Ohio has since taken various steps approved by the Ohio Commission toward exiting the merchant function, including restructuring its commodity service and placing Energy Choice-eligible customers in a direct retail relationship with participating suppliers. Further, in April 2013, East Ohio fully exited the merchant function for its nonresidential customers, which are now required to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2019, approximately 1.1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.
Competition in PSNC’s natural gas distribution operations is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and the ability to retain large commercial and industrial customers.
In all of Dominion Energy’s gas service territories, electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential and commercial markets. Competition for heating as well as general household and small commercial energy needs generally occurs at the initial installation phase when the customer or builder makes the decision as to which types of equipment to install, as a result customers tend to use their chosen energy source for the life of the equipment.
Regulation
Gas Distribution’s operations, including the rates that it may charge customers, are regulated by the Ohio, West Virginia, North Carolina, Utah, Wyoming and Idaho Commissions as well as PHMSA and the U.S. Department of Transportation. See
State Regulations
in
Regulation
for more information.
Properties
For a description of existing facilities see Item 2.
Properties
.
Dominion Energy has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory.
East Ohio
—In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In September 2016, the Ohio Commission approved a stipulation filed jointly by East Ohio and the Staff of the Ohio Commission to continue the PIR program and associated cost recovery for another five-year term beginning in 2017, and to permit East Ohio to increase its annual capital expenditures to $200 million by 2018 with a 3% increase per year thereafter subject to the annual cost recovery rate increase caps proposed by East Ohio. See Note 13 in the Consolidated Financial Statements for further information.
Questar Gas
—In 2010, Questar Gas began replacing aging high pressure infrastructure under a cost-tracking mechanism that allows it to place into rate base and earn a return on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. At that time, the commission-allowed annual spending in the replacement program was approximately $55 million.
In its 2014 Utah general rate case, Questar Gas received approval to include intermediate high pressure infrastructure in the replacement program and increase the annual spending limit to approximately $65 million, adjusted annually using a gross domestic product inflation factor. At that time, 420 miles of high pressure pipe and 70 miles of intermediate high pressure pipe were identified to be replaced in the program over a
17-year
period. Questar Gas has spent an average of $68 million each year through 2019 under this program. The program is evaluated in each Utah general rate case. In February 2020, the Utah Commission approved the 2020 annual spending limit for the infrastructure replacement program to be $72 million, adjusted annually thereafter using a gross domestic product inflation factor.
In April 2019, Questar Gas filed a request with the Utah Commission for pre-approval
to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day. In October 2019, the Utah Commission granted pre-approval
to construct the LNG storage facility.
In 2018, legislation became effective in Utah which is designed to spur economic growth in rural communities without natural gas service. The legislation allows Questar Gas to spend up to $50 million over three years, and up to $125 million over five years, for expansion of distribution facilities to bring natural gas to residential and commercial customers in rural parts of Utah, subject to Utah Commission approval. See Note 13 to Consolidated Financial Statements for more information.
PSNC
—The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. Projected integrity management plant investment for the period 2020 to 2022 for which recovery is expected is approximately $95 million.
In 2018, PSNC began constructing a high-pressure distribution pipeline that will span 35 miles and will provide enhanced safety to the corresponding service area. The project is expected to cost approximately $80 million, excluding financing costs, and is anticipated to be placed into service by mid-2020. This project is expected to be recovered through the pipeline integrity tracker mechanism described above.
During 2019, PSNC began the construction of approximately 38 miles of transmission pipeline between Franklinton, North Carolina and Clayton, North Carolina, which will provide the capacity necessary to support the growing natural gas demand in PSNC’s service territory. The project is expected to cost approximately $165 million, excluding financing costs, and is anticipated to be placed into service in 2021.
Sources of Energy Supply
Dominion Energy’s natural gas supply is obtained from various sources including purchases from major and independent producers in the
Mid-Continent
and Gulf Coast regions, local producers in the Appalachian area, gas marketers and, for Questar Gas specifically, from Wexpro and other producers in the Rocky Mountain region. Wexpro’s gas development and production operations serve over half of Questar Gas’ gas supply requirements in accordance with the Wexpro Agreement and the Wexpro II Agreement, comprehensive agreements with the states of Utah and Wyoming.

Seasonality
Gas Distribution’s business earnings vary seasonally, as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Historically, the majority of these earnings have been generated during the heating season, which is generally from November to March; however, implementation of rate mechanisms for transportation services for East Ohio, and gas sales for Questar Gas and PSNC have reduced the earnings impact of weather-related fluctuations.
Dominion Energy South Carolina
The Dominion Energy South Carolina Operating Segment is comprised of DESC’s generation, transmission and distribution of electricity to approximately 740,000 customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 390,000 residential, commercial and industrial customers in South Carolina.
DESC’s growth capital plan includes spending approximately $2 billion from 2019 through 2023 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.
Revenue provided by DESC’s electric distribution operations is based primarily on rates established by the South Carolina Commission. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures.
DESC’s electric transmission operations serve its electric distribution operations as well as certain wholesale customers. Revenue provided by such electric transmission operations is based on a FERC-approved formula rate mechanism under DESC’s open access transmission tariff or based on retail rates established by the South Carolina Commission.
Revenue provided by DESC’s electric generation operations is primarily derived from the sale of electricity generated by its utility generation assets and is based on rates established by the South Carolina Commission. Variability in earnings may arise when revenues are impacted by factors not reflected in current rates, such as the impact of weather, customer demand or the timing and nature of expenses or outages.
Revenue provided by DESC’s natural gas distribution operations primarily results from rates established by the South Carolina Commission. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, the availability and prices of alternative fuels and the economy.
DESC is a member of the Virginia-Carolinas Reliability Group, one of several geographic divisions within the SERC. The SERC is one of seven regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by NERC.
Competition
There is no competition for electric distribution or generation service within DESC’s retail electric service territory in South Carolina and no such competition is currently permitted. However, competition from third-party owners for development, construction and ownership of certain transmission facilities in DESC’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in DESC’s service area in the future.
Competition in DESC’s natural gas distribution operations is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and the ability to retain large commercial and industrial customers.
Regulation
DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, the NRC, the EPA, the DOE and various other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, the U.S. Department of Transportation and the South Carolina Office of Regulatory Staff for enforcement of federal and state pipeline safety requirements. See
State Regulations
and
Federal Regulations
in
Regulation
for more information.
Properties
For a description of existing facilities see Item 2. Properties.
DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:
In 2019, DESC began an initiative to upgrade its electric and gas systems to an AMI whereby over a million smart meters will be installed throughout its service area. This project is estimated to cost approximately $140 million and will be completed by 2023.
Sources of Energy Supply
DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements. Presented below is a summary of DESC’s actual system output by energy source:

Source	2019	2018 (1)

Natural gas	46%	37%
Coal	27	35
Nuclear (2)	23	20
Renewable/hydro (3)	4	8
Total	100%	100%

(1)	Dominion Energy did not acquire DESC until January 2019. These amounts represent data obtained as part of the due diligence performed by Dominion Energy prior to the SCANA Combination.

(2)	Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.

(3)	Includes solar.

Natural gas
—DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to

South Carolina through firm transportation agreements with various counterparties, which expire between 2021 and 2084.
Coal
—DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia. These contracts provide for approximately 2.1 million tons annually. These contracts expire at various times through 2020. Spot market purchases may occur when needed or when prices are believed to be favorable.
Nuclear
—DESC primarily utilizes long-term contracts to support its nuclear fuel requirements. DESC, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, DESC supplies enriched products to Westinghouse, who in turn supplies nuclear fuel assemblies for Summer. Westinghouse is DESC’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements through 2033.
In addition, DESC has contracts covering its nuclear fuel needs for uranium, conversion services and enrichment services. These contracts have varying expiration dates through 2024. DESC believes that it will be able to renew these contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services and that sufficient capacity for nuclear fuel supplies and processing exists to allow for normal operations of its nuclear generating unit. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimal fuel and inventory levels.
Seasonality
DESC’s electric distribution and transmission business earnings vary seasonally, as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs, respectively. An increase in heating degree days does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.
DESC’s gas distribution and storage business earnings vary seasonally as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. The majority of these earnings are generated during the heating season, which is generally from November to March; however, South Carolina has certain rate mechanisms designed to reduce the impact of weather-related fluctuations.
Nuclear Decommissioning
DESC has a
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
DESC believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs, particularly when combined with future ratepayer collections and contributions to this trust. DESC will continue to monitor this trust to ensure that it meets the NRC minimum financial assurance requirements, which may include, if needed, the use of Dominion Energy guarantees, surety bonding or other financial instruments recognized by the NRC.
The estimated cost to DESC to decommission its 66.7% ownership in Summer is $646 million (stated in 2019 dollars), which is primarily based upon site-specific studies completed in 2016. These cost studies are generally completed every four to five years. Santee Cooper is responsible for the remaining decommissioning costs, proportionate with its 33.3% ownership in Summer. The cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating license expires. The cost estimate reflects reductions for the expected future recovery of certain spent nuclear fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning ARO. At December 31, 2019, DESC had $214 million in a trust for its proportionate share of these decommissioning activities.
The current operating license for Summer expires in 2042. NRC regulations allow licensees to apply for extension of an operating license in up to
20-year
increments. DESC is considering an operating license renewal for Summer.
Contracted Generation
The Contracted Generation Operating Segment includes the operations of Millstone, and associated energy marketing and price risk activities, and Dominion Energy’s long-term contracted renewable electric generation fleet as well as a 50% noncontrolling partnership interest in Fowler Ridge.
Contracted Generation’s growth capital plan includes spending less than $1 billion from 2019 through 2023 to expand its renewable generation fleet.
The Contracted
Generation Operating Segment derives its earnings primarily from Dominion Energy’s merchant generation assets, as well as from associated capacity and ancillary services. Variability in earnings provided by Millstone relates to changes in market-based prices received for electricity and capacity as well as the timing, duration and costs of scheduled and unscheduled outages. Approximately half of Millstone’s output is sold under the Millstone 2019 power purchase agreements, which commenced in October 2019 following approval by PURA in 2019. Market-based prices for electricity are largely dependent on commodity prices and the demand for electricity. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion Energy manages the electric price volatility of Millstone by hedging a substantial portion of its expected near-term energy sales not subject to the Millstone 2019 power purchase agreements with derivative instruments.

Dominion Energy’s merchant generation fleet includes numerous renewable generation facilities, including solar generation and wind facilities in operation or development in nine states, including Virginia. The output of these facilities is primarily sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. Variability in earnings provided by these assets relates to changes in irradiance levels and wind speeds due to changes in weather. See Notes 3 and 10 to the Consolidated Financial Statements for additional information regarding certain solar projects.
Competition
Contracted Generation’s renewable generation projects are not currently subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. However, in the future, such operations may compete with other power generation facilities to serve certain large-scale customers after the power purchase agreements expire. Competition for the merchant fleet is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. These competitive factors may negatively impact the merchant fleet’s ability to profit from the sale of electricity and related products and services.
Millstone is dependent on its ability to operate in a competitive environment and does not have a predetermined rate structure that provides for an ROIC. Millstone operates within a functioning RTO and primarily compete on the basis of price. Competitors include other generating assets bidding to operate within the RTO. Millstone competes in the wholesale market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion Energy applies its expertise in operations, dispatch and risk management to maximize the degree to which its nonrenewable merchant fleet is competitive compared to similar assets within the region.
Regulation
Dominion Energy’s contracted generation fleet is subject to regulation by the NRC, the EPA, the DOE, the Army Corps of Engineers and other federal, state and local authorities. See
Regulation, Future Issues and Other Matters
in Item 7, MD&A and Notes 13 and 23 to the Consolidated Financial Statements for more information.
Properties
For a listing of facilities, see Item 2. Properties.
Dominion Energy plans to acquire or construct certain solar facilities in the
Mid-Atlantic.
See Note 10 to the Consolidated Financial Statements for more information.
Investments
See Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Fowler Ridge.
Sources of Energy Supply
Contracted Generation’s renewable fleet utilizes solar and wind energy to power its electric generation while Millstone utilizes nuclear fuel to power its electric generation. In addition, Dominion Energy occasionally purchases electricity from the
ISO-NE
spot market to satisfy physical forward sale requirements, as described below. Some of these agreements have fixed commitments and are included as contractual obligations in
Future Cash
Payments for Contractual Obligations and Planned Capital Expenditures
in Item 7. MD&A.
Nuclear Fuel
—Millstone primarily utilizes long-term contracts to support its nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent on the market environment. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimal cost and inventory levels.
Seasonality
Sales of electricity for Contracted Generation typically vary seasonally as a result of the weather.
Nuclear Decommissioning
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
60-year
window.
As part of Dominion Energy’s acquisition of both Millstone and Kewaunee, it acquired decommissioning funds for the related units. Any funds remaining in Kewaunee’s trust after decommissioning is completed are required to be refunded to Wisconsin ratepayers. Dominion Energy believes that the amounts currently available in the decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Dominion Energy will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. The most recent site-specific studies completed for Millstone and for Kewaunee were performed in 2019 and 2018, respectively.

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone and Kewaunee are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2019 dollars) (1)	Funds in trusts at December 31, 2019	2019 contributions to trusts
(dollars in millions)

Millstone
Unit 1 (2)	N/A	$450	$ 622	$ —
Unit 2	2035	653	828	—
Unit 3 (3)	2045	741	813	—

Kewaunee
Unit 1 (4)	N/A	573	834	—
Total		$2,417	$3,097	$ —

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.

(2)	Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.

(3)
Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2019, the minority owners held $49 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

(4)	Permanently ceased operations in 2013.

Also see Notes 14 and 23 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively, and Note 9 to the Consolidated Financial Statements for information about nuclear decommissioning trust investments.
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
State Regulations
Electric
Virginia Power and DESC’s electric utility retail services are subject to regulation by the Virginia and North Carolina Commissions and the South Carolina Commission, respectively.
Virginia Power and DESC hold CPCNs which authorize them to maintain and operate their electric facilities already in operation and to sell electricity to customers. However, Virginia Power and DESC may not construct generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies. In addition, the Virginia Commission and the North Carolina Commission regulate Virginia Power’s and the South Carolina Commission regulates DESC’s transactions with affiliates and transfers of certain facilities. The Virginia, North Carolina and South Carolina Commissions also regulate the issuance of certain securities.
Electric Regulation in Virginia
The Regulation Act provides for a
cost-of-service
rate model and permits Virginia Power to seek recovery of costs for new generation projects, including pumped hydroelectricity generation and storage facilities as well as extensions of operating licenses of nuclear power generation facilities, FERC-approved transmission costs, underground distribution lines, certain environmental compliance, conservation and energy efficiency programs and renewable energy programs through stand-alone rate adjustment clauses, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. As amended, it provides for enhanced returns on capital expenditures on specific newly-proposed generation projects.
In March 2018, the GTSA reinstated base rate reviews on a triennial basis other than the first review, which will be a quadrennial review, occurring for Virginia Power in 2021 for the four successive
12-month
test periods beginning January 1, 2017 and ending December 31, 2020.
In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a customer credit reinvestment offset. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that Virginia Power may seek to recover the costs of such projects through a rate adjustment clause if not the subject of a customer credit reinvestment offset. Any costs that are the subject of a customer credit reinvestment offset may not be recovered in base rates for the service life of the projects and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total customer credit reinvestment offset elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. In the 2021 review, any such rate reduction is limited to $50 million.

See
Future Issues and Other Matters
in Item 7. MD&A and Note 13 to the Consolidated Financial Statements for additional information.
Electric Regulation in North Carolina
Virginia Power’s retail electric base rates in North Carolina are regulated on a cost-of-service/rate-of
-return
basis subject to North Carolina statutes and the rules and procedures of the North Carolina Commission. North Carolina base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted. Fuel rates are subject to revision under annual fuel cost adjustment proceedings.
Virginia Power’s transmission service rates in North Carolina are regulated by the North Carolina Commission as part of Virginia Power’s bundled retail service to North Carolina customers. See Note 13 to the Consolidated Financial Statements for additional information.
Electric Regulation in South Carolina
DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of
-return
basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings.
DESC offers to its retail electric customers several DSM programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. DESC submits annual filings to the South Carolina Commission related to these programs. As actual DSM program costs are incurred, they are deferred as regulatory assets and recovered through a rider approved by the South Carolina Commission. The rider also provides for recovery of any net lost revenues and for a shared savings incentive.
In connection with the SCANA Combination, DESC agreed not to file a general rate case with the South Carolina Commission with a requested rate effective date earlier than January 2021. Rate adjustments are permitted prior to 2021 for fuel and environmental costs, DSM costs and other rates routinely adjusted on an annual or biennial basis.
See Notes 3 and 13 to the Consolidated Financial Statements for additional information.
Gas
Questar Gas and Wexpro’s natural gas development, production, transportation, and distribution services, including the rates it may charge its customers, are regulated by the state commissions of Utah, Wyoming and Idaho. East Ohio’s natural gas distribution services, including the rates it may charge its customers, are regulated by the Ohio Commission. Hope’s natural gas distribution services are regulated by the West Virginia Commission. DESC and PSNC’s natural gas distribution services are regulated by the South Carolina Commission and North Carolina Commission, respectively.
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
The Utah and Wyoming Commissions have also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure projects between general base rate cases.
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
The Ohio Commission has also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure projects between general base rate cases. See Note 13 to the Consolidated Financial Statements for additional information.
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
The West Virginia Commission has also approved a stand-alone cost recovery mechanism to recover specified costs and a return for infrastructure projects between general base rate cases. See Note 13 to the Consolidated Financial Statements for additional information.
Gas Regulation in North Carolina
PSNC is subject to regulation of rates and other aspects of its business by the North Carolina Commission. When necessary, PSNC seeks general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost-of-service
by rate class. Base rates for PSNC are designed primarily based on rate design methodology in which the majority of operating costs are recovered through volumetric charges. The volumetric charges for the residential and commercial customers are subject to revenue decoupling and adjusted for changes in usage per customer.
In addition to general rate increases, PSNC makes routine separate filings with the North Carolina Commission to reflect changes in the costs of purchased gas. PSNC’s purchased gas adjustment allows it to recover from customers all prudently incurred gas costs, including transportation costs, and certain related uncollectible expenses. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas recovery filings are made periodically to reflect prospective costs and recovery. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.
The North Carolina Commission has also approved a stand-alone cost recovery mechanism to recover specified costs and a return for infrastructure projects between general base rate cases.
In connection with the SCANA Combination, PSNC agreed not to file a general rate case with the North Carolina Commission with a requested rate effective date earlier than November 2021 other than for rate adjustments as described above.
See Notes 3 and 13 to the Consolidated Financial Statements for additional information.
Gas Regulation in South Carolina
DESC is subject to regulation of rates and other aspects of its natural gas distribution service by the South Carolina Commission. DESC provides retail natural gas service to customers in areas in which it has received authorization from the South Carolina Commission and in municipalities in which it holds a franchise. DESC’s base rates can be adjusted annually, pursuant to the Natural Gas Rate Stabilization Act, for recovery of costs related to natural gas infrastructure. Base rates are set based on the cost-of-service
by rate class approved by the South Carolina Commission in the latest general rate case. Base rates for DESC are based primarily on a rate design methodology in which the majority of operating costs are recovered through volumetric charges. DESC also utilizes a weather normalization adjustment to adjust its base rates during the winter billing months for residential and commercial customers to mitigate the effects of unusually cold or warm weather.
In addition, DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually.
See Notes 3 and 13 to the Consolidated Financial Statements for additional information.
Status of Competitive Retail Gas Services
Ohio has considered legislation regarding a competitive deregulation of natural gas sales at the retail level.
Since October 2000, East Ohio has offered the Energy Choice program, under which residential and commercial customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program. In October 2006, East Ohio restructured its commodity service by entering into gas purchase contracts with selected suppliers at a fixed price above the New York Mercantile Exchange month-end
settlement and passing that gas cost to customers under the Standard Service

Offer program. Starting in April 2009, East Ohio buys natural gas under the Standard Service Offer program for customers not eligible to participate in the Energy Choice program and certain transitional customers only and places Energy Choice-eligible customers in a direct retail relationship with selected suppliers, which is designated on the customers’ bills.
In January 2013, the Ohio Commission granted East Ohio’s motion to fully exit the merchant function for its nonresidential customers, beginning in April 2013, which requires those customers to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2019, approximately 1.1 million of East Ohio’s 1.2 million customers were participating in the Energy Choice program. Subject to the Ohio Commission’s approval, East Ohio may eventually exit the gas merchant function in Ohio entirely and have all customers select an alternate gas supplier. East Ohio continues to be the provider of last resort in the event of default by a supplier. Large industrial customers in Ohio also source their own natural gas supplies.
Federal Regulations
Federal Energy Regulatory Commission
Electric
Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and sells electricity in the PJM wholesale market and sells electricity to wholesale purchasers in Virginia and North Carolina. Dominion Energy’s merchant generators sell electricity in the PJM, CAISO and
ISO-NE
wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Connecticut, Tennessee, Georgia, California, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC. In addition, Virginia Power and DESC have FERC approval of tariffs to sell wholesale power at capped rates based on their respective embedded cost of generation. These cost-based sales tariffs could be used to sell to loads within or outside Virginia Power and DESC’s service territories. Any such sales would be voluntary.
Dominion Energy, Virginia Power and DESC are subject to FERC’s Standards of Conduct that govern conduct between transmission function employees of interstate gas and electricity transmission providers and the marketing function employees of their affiliates. The rule defines the scope of transmission and marketing-related functions that are covered by the standards and is designed to prevent transmission providers from giving their affiliates undue preferences.
Dominion Energy, Virginia Power and DESC are also subject to FERC’s affiliate restrictions that (1) prohibit power sales between merchant plants and utility plants without first receiving FERC authorization, (2) require the merchant and utility plants to conduct their wholesale power sales operations separately, and (3) prohibit utilities from sharing market information with merchant plant operating personnel. The rules are designed to prohibit utilities from giving the merchant plants a competitive advantage.
EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.2 million per day, per violation and can also be assessed non-monetary
penalties, depending upon the nature and severity of the violation.
Dominion Energy, Virginia Power and DESC plan and operate their facilities in compliance with approved NERC reliability requirements. Dominion Energy and Virginia Power employees participate on various NERC committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. Dominion Energy, Virginia Power and DESC anticipate incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs. In addition, NERC has redefined critical assets which expanded the number of assets subject to NERC reliability standards, including cybersecurity assets. NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While Dominion Energy Virginia Power and DESC expect to incur additional compliance costs in connection with NERC requirements and initiatives, such expenses are not expected to significantly affect results of operations.
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
In October 2011, FERC issued an order approving the settlement of DESC’s formula rate that updates transmission rates on an annual basis, including its ROE. The formula rate is designed to recover the expected revenue requirement for the calendar year and is updated annually based on actual costs. This FERC accepted formula rate enables DESC to earn a return on its investment in electric transmission infrastructure.
Gas
FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by Dominion Energy Questar Pipeline, DETI, DECG, Iroquois and certain services performed by Cove Point. The operation of the Cove Point LNG Facility, including associated natural gas pipelines, the Liquefaction Facility and the import and export of LNG are also regulated by FERC.
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
Environmental Regulations
Each of the Companies’ operating segments is subject to substantial laws, regulations and compliance costs with respect to environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of significant penalties for noncompliance, including fines, injunctive relief and other sanctions. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Companies. If compliance expenditures and associated operating costs are not recoverable from customers through regulated rates (in regulated businesses) or market prices (in unregulated businesses), those costs could adversely affect future results of operations and cash flows. The Companies have applied for or obtained the necessary environmental permits for the construction and operation of their facilities. Many of these permits are subject to reissuance and continuing review. For a discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance required to be discussed in this Item, see
Environmental Matters
in
Future Issues and Other Matters
in Item 7. MD&A. Additional information can also be found in Item 3. Legal Proceedings and Note 23 to the Consolidated Financial Statements.
Global Climate Change
The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are reducing their GHG emissions while meeting the growing needs of their customers. Dominion Energy’s CEO and operating segment CEOs are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See
Environmental Strategy
below
, Environmental Matters
in
Future Issues and Other Matters
in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for information on climate change legislation and regulation.
Air
The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. Regulated emissions include, but are not limited to, carbon, methane, VOC, NO
X
, other GHGs, mercury, other toxic metals, hydrogen chloride, SO
2
and particulate matter. At a minimum, delegated states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.
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
Waste and Chemical Management
Dominion Energy is subject to various federal and state laws and implementing regulations governing the management, storage, treatment, reuse and disposal of waste materials and hazardous substances, including the Resource Conservation and Recovery Act of 1976, CERCLA, the Emergency Planning and Community
Right-to-Know
Act of 1986 and the Toxic Substances Control Act of 1976. Dominion Energy’s operations and construction activities, including activities associated with oil and gas production and gas storage wells, generate waste. Across Dominion Energy, completion water is disposed at commercial disposal facilities. Produced water is either hauled for disposal, evaporated or injected into company and third-party owned underground injection wells. Wells drilled in tight-gas-sand
and shale reservoirs require hydraulic-fracture stimulation to achieve economic production rates and recoverable reserves. The majority of Wexpro’s current and future production and reserve potential is derived from reservoirs that require hydraulic-fracture stimulation to be commercially viable. Currently, all well construction activities, including hydraulic-fracture stimulation and management and disposal of hydraulic fracturing fluids, are regulated by federal and state agencies that review and approve all aspects of gas-
and
oil-well
design and operation.
Protected Species
The ESA and analogous state laws prohibit activities that can result in harm to specific species of plants and animals, as well as impacts to the habitat on which those species depend. In addition to ESA programs, the Migratory Bird Treaty Act of 1918 and Bald and Golden Eagle Protection Act establish broader prohibitions on harm to protected birds. Many of the Companies’ facilities are subject to requirements of the ESA, Migratory Bird Treaty Act of 1918 and Bald and Golden Eagle Protection Act. The ESA and Bald and Golden Eagle Protection Act require potentially lengthy coordination with the state and federal agencies to ensure potentially affected species are protected. Ultimately, the suite of species protections may restrict company activities to certain times of year, project modifications may be necessary to avoid harm, or a permit may be needed for unavoidable taking of the species. The authorizing agency may impose mitigation requirements and costs to compensate for harm of a protected species or habitat loss. These requirements and time of year restrictions can result in adverse impacts on project plans and schedules such that the Companies’ businesses may be materially affected.
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
From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining Dominion Energy and Virginia Power’s nuclear generating units. See Note 23 to the Consolidated Financial Statements for further information.
The NRC also requires Dominion Energy and Virginia Power to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and Dominion Energy and Virginia Power are required by the NRC to be financially prepared. For information on decommissioning trusts, see
Dominion Energy Virginia-Nuclear Decommissioning
,
Dominion Energy South Carolina-Nuclear Decommissioning,
and
Contracted Generation-Nuclear Decommissioning
above and Notes 3 and 9 to the Consolidated Financial Statements. See Notes 3 and 23 to the Consolidated Financial Statements for information on spent nuclear fuel.

Environmental Strategy
The Companies’ environmental strategy is a component of the overall long-term strategic planning overseen by the CEO and Board of Directors, including oversight by the sustainability and corporate responsibility board committee which was formed in 2018. The Companies are committed to ongoing industry leadership, delivering safe, reliable, clean and affordable energy while fully complying with all applicable environmental laws and regulations. Additionally, the Companies seek to build partnerships and engage with local communities, stakeholders and customers on environmental issues important to them, including environmental justice considerations such as fair treatment, inclusive involvement and effective communication. The Companies believe in being transparent about their environmental commitments, policies, including the Environmental Justice Policy adopted in 2018, and initiatives which have been disclosed in a Sustainability & Corporate Responsibility Report, Climate Report and other reports included on Dominion Energy’s dedicated Environmental, Social and Governance website. The Companies are dedicated to meeting their customers’ growing energy needs with innovative, sustainable solutions. The Companies are pursuing initiatives intended to reduce the GHG footprint of their customers and energy end-users, including a school bus electrification program in Virginia and two renewable natural gas partnerships in the agricultural sector. It is the Companies’ belief that sustainable solutions should strive to balance the interdependent goals of environmental stewardship and economic effects. The integrated strategy to meet these objectives consists of three major elements:
•	Reduction of GHG emissions;

•	Energy infrastructure modernization, including natural gas and electric operations; and

•	Conservation and energy efficiency.

Reduction of GHG Emissions
The Companies’ integrated strategy has resulted in a reduction in GHG emissions and emission intensity. Dominion Energy has committed to cut methane emissions by 65% by 2030 and by 80% by 2040, in each case relative to 2010 emissions. Dominion Energy has further committed to achieve net zero carbon and methane emissions from its electric generation and natural gas infrastructure operations by 2050.
Over the past two decades, the Companies have made changes to the generation mix and to natural gas operations which have significantly improved environmental performance. For example,

Dominion Energy has reduced both its carbon emissions and its carbon intensity while generating electricity with an increasingly clean portfolio. From 2000 through 2018, Dominion Energy’s carbon intensity decreased by 53%. This strategy has also resulted in measurable reductions of other air pollutants such as NO
X
, SO
2
and mercury and reduced the amount of coal ash generated and the amount of water withdrawn. The principal components of the strategy include initiatives that address electric energy production and delivery, natural gas storage, transmission and delivery and energy management.
See
Operating Segments
for more information on certain of the projects described above.
Cleaner Generation
Renewable energy is an important component of a diverse and reliable energy mix. Dominion Energy has nearly 3,200 MW of solar generating capacity in operation or under development in nine states, including offtake agreements for Virginia Power’s utility customers. Dominion Energy continues to add utility-scale solar capacity and currently has the fourth largest utility-owned solar fleet in the U.S. Backed by nearly $2 billion of investment from 2018 through 2020, Dominion Energy has grown its solar fleet in Virginia and North Carolina to about 2,400 MW in service, in construction or under development.
The Coastal Virginia Offshore Wind Pilot project is a 12 MW offshore wind demonstration project that is currently under construction and will be commercially available before the end of 2020. The Coastal Virginia Offshore Wind Commercial project is a 2,640 MW offshore wind project that was announced in September 2019 with construction beginning in 2024 and an anticipated completion in 2026.
Preservation of the Companies’ existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Accordingly, Virginia Power has commenced the process to extend the operating licenses for its four nuclear units at Surry and North Anna.
See
Operating Segments
and Item 2. Properties for additional information, including Dominion Energy’s merchant solar properties.
GHG Emissions
Since 2000, Dominion Energy and Virginia Power have tracked the emissions of their electric generation fleet, which employs a mix of fuel and renewable energy sources. Comparing annual year 2018 to annual year 2000, the entire electric generating fleet (based on ownership percentage) reduced its average CO
2
emissions rate per MWh of energy produced from electric generation by approximately 53%. Comparing annual year 2018 to annual year 2000, the regulated electric generating fleet (based on ownership percentage) reduced its average CO
2
emissions rate per MWh of energy produced from electric generation by approximately 39%. Dominion Energy and Virginia Power’s 2019 emission data is not yet available. Emissions data disclosed herein excludes the operations acquired in the SCANA Combination.
Dominion Energy also develops a comprehensive GHG inventory annually. For Dominion Energy and Virginia Power’s electric generation operations, direct CO
2
equivalent emissions (based on ownership percentage) were 27.8 million metric tons and 24.6 million metric tons, respectively, in 2018, compared to 30.1 million metric tons and 26.5 million metric tons, respectively, in 2017. The corresponding carbon intensity rates for Dominion Energy’s electric generation operations were 0.276 metric tons CO
2
equivalent emissions per net MWh in 2018 and 0.295 metric tons CO
2
equivalent emissions per net MWh in 2017.
For regulated electric transmission and distribution operations, direct CO
2
equivalent emissions for 2018 were 39,900 metric tons, compared to 37,841 metric tons in 2017.
Dominion Energy’s natural gas companies have been reporting GHG emissions to the EPA since 2011 under the GHG Reporting Program. In January 2016, the GHG Reporting Program was expanded to also include GHG inputs and emissions associated with natural gas gathering and boosting sources and transmission pipeline blowdowns for facilities that exceed 25,000 metric tons per year of CO
2
equivalent emissions. The sources within these new facilities were not previously covered under the rule and the first reports for these new sources were submitted to the EPA by March 31, 2017.
Dominion Energy’s GHG inventory follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions. Total CO
2
equivalent emissions reported for Dominion Energy’s natural gas assets, as estimated in Dominion Energy’s corporate inventory, were 4.14 million metric tons in 2018. This estimate includes emissions reported under the GHG Reporting Program, as well as other emissions not required to be reported under the federal program. The 2018 corporate GHG inventory emission estimate includes Dominion Energy Questar Pipeline, Questar Gas and Wexpro Company for the entire calendar year. Dominion Energy’s 2018 methane emissions reported under Subpart W of the Greenhouse Gas Reporting Rule are as follows:

Subpart W Segment	Subpart W Total CH 4 Emissions (mcf CH 4 )

Distribution	1,839,577
Production	736,188
Transmission pipelines	403,164
Transmission compressor stations	219,011
Gathering and boosting	219,056
Storage	88,973
LNG import/export	4,331
Processing	1,880

Methane Emissions
In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR Program, the Natural Gas STAR Methane Challenge Program. The program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. Dominion Energy is a member of the Methane Challenge program and East Ohio, Hope, DETI and Questar Gas were founding partners. Dominion Energy is a member of the EPA’s voluntary Natural Gas STAR program. Dominion Energy joined the One Future Coalition and participated in the 2018 and 2019 progress reports. One Future is an industry-led
group and member companies pledge to limit methane emissions to below 1% of gas throughput across the entire natural gas value chain. The entities acquired in the SCANA Combination are expected to join the voluntary methane programs in 2020.

Dominion Energy and Dominion Energy Gas do not expect the costs related to these programs to have a material impact on their results of operations, financial condition and/or cash flows.
Energy Infrastructure Modernization
Dominion Energy’s investment plan from 2019 through 2023 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, smart meters, customer information platform, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing reliable service, to address increasing electricity consumption, and make Dominion Energy’s system more responsive to customers’ desire to more efficiently manage their energy consumption and more adaptive to renewable resources and battery technologies. See
Operating Segments
for additional information.
The Companies have also implemented infrastructure improvements and improved operational practices to reduce the GHG emissions from their natural gas facilities. Dominion Energy and Dominion Energy Gas, in connection with the investment plan, are also pursuing the construction or upgrade of regulated infrastructure in their natural gas businesses. The Companies have made voluntary commitments as part of the EPA Methane Challenge Program to continue to reduce methane emissions as part of these improvements. See
Operating Segments
for additional information, including natural gas infrastructure projects.
Conservation and Energy Efficiency
Conservation and load management play a significant role in meeting the growing demand for electricity and natural gas, while also helping to reduce the environmental footprint of Dominion Energy’s customers. The Companies offer various energy efficiency programs in Virginia, North Carolina, Ohio, South Carolina, Utah and Wyoming designed to reduce energy consumption including programs such as:
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

Cybersecurity
In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems, including oversight by the Board of Directors as well as the financial and risk oversight board committee. The Companies are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. See Item 1A. Risk Factors for additional information.

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
in Item 7. MD&A.
Regulatory, Legislative and Legal Risks
The rates of the Companies’ electric transmission, distribution and generation operations and gas transmission, storage and distribution operations are subject to regulatory review.
 Revenue provided by the Companies’ electric transmission, distribution and generation operations and by gas transmission and distribution operations is based primarily on rates approved by state and federal regulatory agencies. The profitability of the Companies’ businesses is dependent on their ability, through the rates that they are permitted to charge, to recover costs and earn a reasonable rate of return on their capital investment.
At the federal level, Dominion Energy and Virginia Power’s wholesale rates for electric transmission service and various rates and charges assessed by Dominion Energy and Dominion Energy Gas’ natural gas transmission and storage businesses are regulated by FERC. Rates for electric transmission services are updated annually according to a FERC-approved formula rate mechanism, and may be subject to additional prospective adjustments and retroactive corrections. Rates for gas transmission and storage services are adjusted in rate cases periodically and must reflect recovery of costs plus a reasonable return on investment, in accordance with cost of service ratemaking. A failure by the Companies to support these rates could result in rate decreases from current rate levels, which could adversely affect the Companies’ results of operations, cash flows and financial condition.
At the state level, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a historic test period, and the determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances described in the Regulation Act, Virginia Power may be required to refund a portion of its earnings to customers through a refund process and to reduce its rates.
In states other than Virginia, Dominion Energy and Virginia Power’s retail electric base rates for generation and distribution services to customers are regulated on a cost-of-service/
rate-of-return
 basis subject to the statutes, rules and procedures of such states. Dominion Energy’s rates for gas distribution to retail customers are similarly regulated at the state level. If retail electric or gas earnings exceed the returns established by state utility commissions, retail electric rates or gas rates may be subject to review and possible reduction, which may decrease the Companies’ future earnings. Additionally, if any state utility commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, the Company’s future earnings could be negatively impacted.
Under certain circumstances, state utility regulators may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge any of these regulatory reviews. Such challenges may lengthen the time, complexity and costs associated with such regulatory reviews.
Through the SCANA Combination, Dominion Energy acquired SCANA and DESC which are subject to numerous legal proceedings and ongoing governmental investigations and examinations.
 SCANA and DESC are defendants in numerous federal and state legal proceedings and governmental investigations relating to the decision to abandon construction at the NND Project. Among other things, the lawsuits and investigations allege misrepresentation, failure to properly manage the NND Project, unfair trade practices and violation of anti-trust laws. Additionally, pursuant to the SCANA Merger Agreement and applicable indemnification agreements, SCANA is indemnifying former directors and officers of SCANA and DESC who are defendants in federal and state legal proceedings relating to the decision to abandon construction at the NND Project and the subsequent SCANA Combination. Among other things, the lawsuits allege breaches of various fiduciary duties.
The outcome of these legal proceedings, investigations and examinations, including settlements, is uncertain and may adversely affect Dominion Energy’s financial condition or results of operation.
Dominion Energy and Virginia Power’s generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets.
 Dominion Energy and Virginia Power’s generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews Dominion Energy’s authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, Dominion Energy or Virginia Power’s authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of Dominion Energy or Virginia Power’s generation business. For example, in December 2019, FERC issued an order on PJM’s Minimum Offer Price Rule proposals finding the PJM tariff unjust and unreasonable and directed PJM to expand the Minimum Offer Price Rule to all existing and new generation resources benefitting from a state subsidy to address the effects of state subsidies on new and existing resources on the PJM capacity market. The expanded Minimum Offer Price Rule will set a floor price on new and existing state subsidized resources that do not seek a FERC exemption, increasing their risk of failing to clear the capacity auction and not obtaining a capacity payment and obligation. In addition, there have been changes to the interpretation and application of FERC’s market manipulation rules. A failure to comply with these rules could lead to civil and criminal penalties.
The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties.
 The Companies’ operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if any of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance
 with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting the Companies include the 2017 Tax Reform Act and tariffs imposed on imported solar panels by the U.S. government in 2018.
The 2017 Tax Reform Act could have a material impact on the Companies’ operations, cash flows, and financial results.
 Excess accumulated deferred income taxes due to the reduction in the corporate income tax rates to 21% under the provisions of the 2017 Tax Reform Act have been recognized as regulatory liabilities and are expected to be shared with customers, generally through reductions in future rates or in the form of credits to customer bills. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes may be passed back to customers for certain accelerated tax depreciation benefits. Potential reductions in future rates attributable to other, non-plant
 related excess deferred taxes may be determined by our regulators. The amount and timing of these reductions could be material to the Companies’ results of operations, cash flows and/or financial condition.
Additionally, the 2017 Tax Reform Act contains provisions that limit the interest deduction on business interest to (1) business interest income, plus (2) 30 percent of the taxpayer’s adjusted taxable income. Business interest and business interest income are defined as that allocable to a trade or business and not investment interest and income. Dominion Energy is a consolidated group with both regulated and nonregulated lines of businesses. In November 2018, the U.S. Department of Treasury issued proposed regulations defining interest as any amounts associated with the time value of money or use of funds. These proposed regulations provide guidance for purposes of the exception to the interest limitation for regulated public utilities, the application of the interest limitation to consolidated groups, such as Dominion Energy, and the interest limitation with respect to partnerships and partners in those partnerships. It is unclear when that guidance may be finalized, or whether that guidance could result in a disallowance of a portion of our interest deductions in the future.
Environmental Risks
The Companies’ operations and construction activities are subject to a number of environmental laws and regulations which impose significant compliance costs on the Companies.
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
We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on the Companies’ business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below). In addition, further regulation of air quality and GHG emissions under the CAA have been imposed on the natural gas sector, including rules to limit methane leakage. The Companies are also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product
 handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.
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
 The ACE Rule, which became effective in September 2019, is targeted at reducing CO
2
 emissions from existing coal-fired power plants. The ACE
Rule requires states to develop plans by July 2022 to implement CO
2
performance standards. State plans must be approved by the EPA by January 2024. States are also contemplating regulations regarding GHG emissions. For example, the Virginia General Assembly is considering legislation which would authorize Virginia to directly join the RGGI program as a full participant. Compliance with the ACE Rule or other federal or state carbon regulations, such as the RGGI program, is expected to require increasing the energy efficiency of equipment at facilities, committing significant capital toward carbon reduction programs, purchase of allowances and/or emission offset credits, fuel switching, and/or retirement of high-emitting generation facilities and potential replacement with lower-emitting generation facilities. Given these developments and uncertainties, Dominion Energy and Virginia Power cannot estimate the aggregate effect of such requirements on their results of operations, financial condition or their customers. However, such expenditures, if material, could make Dominion Energy and Virginia Power’s generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion Energy or Virginia Power’s results of operations, financial performance or liquidity.
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
Construction Risks
The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The

Companies may not complete facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed.
 Several facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects have been announced and additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond the Companies’ control. For example, Atlantic Coast Pipeline has experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which has impacted the cost and schedule for the Atlantic Coast Pipeline Project. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.
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
Operational Risks
The Companies’ financial performance and condition can be affected by changes in the weather, including the effects of global climate change.
 Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas transmission and distribution services. In addition, severe weather, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of Dominion Energy and Virginia Power’s electric utility service territories and a number of its other facilities in the eastern portions of the states of South Carolina, North Carolina and Virginia which are frequently in the path of hurricanes, we experience the consequences of these weather events to a greater degree than many of our industry peers.
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
Dominion Energy and Dominion Energy Gas conduct certain operations through partnership arrangements involving third-party investors that may limit our operational flexibility.
Certain operations are conducted through partnership arrangements, such as Atlantic Coast Pipeline and Iroquois, to which Dominion Energy and Dominion Energy Gas have significant influence but do not control the operations of such entities. Accordingly, Dominion Energy and Dominion Energy Gas may have limited ability to influence, as they do not control, certain day to day activities affecting the operations and do not have unilateral control over decisions that may have a material financial impact on the partnership participants. Dominion Energy and Dominion Energy Gas also conduct certain operations through entities, such as Cove Point and the owners of certain contracted generation solar facilities, to which Dominion Energy and Dominion Energy Gas maintain a controlling interest, but third-party investors hold certain protective rights. These rights may impact the ability of Dominion Energy and Dominion Energy Gas to make certain decisions, such as the retention or distribution of available cash, significant acquisitions or dispositions of assets or the ability to sell or transfer their ownership interests. In each case such partnership arrangements operate in accordance with their respective governance documents, and Dominion Energy and Dominion Energy Gas are dependent upon third parties satisfying their respective obligations, including, as applicable, funding of their required share of capital expenditures. Such third-party investors have their own interests and objectives which may differ from those of Dominion Energy and Dominion Energy Gas and, accordingly, disputes may arise amongst the owners of such partnership arrangements that may result in delays, litigation or operational impasses.
The Companies’ financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services.
 Technological advances required by federal laws mandate new levels of energy efficiency in end-use
 devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. Virginia Power has an exclusive franchise to serve retail electric customers in Virginia. However, Virginia’s Retail Access Statutes allow certain electric generation customers exceptions to this franchise. As market conditions change, Virginia Power’s customers may further pursue exceptions and Virginia Power’s exclusive franchise may erode.
Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.
The Companies may be materially adversely affected by negative publicity.
 From time to time, political and public sentiment in connection with significant transactions and infrastructure projects, such as the Atlantic Coast Pipeline, the SCANA Merger and the abandonment of the NND Project, may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. Additionally, any failure by the Companies to realize voluntary targets set with respect to the reduction of GHG emissions or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of the Companies, on the morale and performance of their employees and on their relationships with their respective regulators, customers and commercial counterparties. It may also have a negative impact on the Companies’ ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Companies’ business, financial condition and results of operations.
Dominion Energy’s merchant generation business operates in a challenging market, which could adversely affect its results of operations and future growth.
 The success of Dominion Energy’s contracted generation business depends upon favorable market conditions including the ability to sell power at prices sufficient to cover its operating costs. Dominion Energy operates in active wholesale markets that expose it to price volatility for electricity and nuclear fuel as well as the credit risk of counterparties. Dominion Energy attempts to manage its price risk by entering into long-term power purchase agreements with customers as well as hedging transactions, including short-term and long-term fixed price sales and purchase contracts.
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
Dominion Energy purchases nuclear fuel primarily under long-term contracts. Dominion Energy is exposed to nuclear fuel cost volatility for the portion of its nuclear fuel obtained through short-term contracts or on the spot market, including as a result of market supply shortages. Nuclear fuel prices can be volatile and the price that can be obtained for power produced may not change at the same rate as nuclear fuel costs, thus adversely impacting Dominion Energy’s financial results. In addition, in the event that any of the contracted generation facilities experience a forced outage, Dominion Energy may not receive the level of revenue it anticipated.
Dominion Energy and Dominion Energy Gas may not be able to maintain, renew or replace their existing portfolio of customer contracts successfully, or on favorable terms.
 Upon contract expiration, customers may not elect to
 re-contract
 with Dominion Energy and Dominion Energy Gas as a result of a variety of factors, including the amount of competition in the industry, changes in the price of electricity or natural gas, their level of satisfaction with Dominion Energy and Dominion Energy Gas’ services, the extent to which Dominion Energy and Dominion Energy Gas are able to successfully execute their business plans and the effect of the regulatory framework on customer demand. The failure to replace any such customer contracts on similar terms or with counterparties with similar credit profiles could result in a loss of revenue for Dominion Energy and Dominion Energy Gas and related decreases in their earnings and cash flows.
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
A successful cyber attack on the systems that control the Companies’ electric generation, electric or gas transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at the Companies or one of their vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of the Companies also could be adversely affected. While the Companies maintain property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect the Companies’ operations.
The Companies cannot predict the impact that any future terrorist attacks or retaliatory military or other action may have on the energy industry in general or on the Companies’ businesses in particular. Any such future attacks or retaliatory action may adversely affect the Companies’ operations in a variety of ways, including by disrupting the power, fuel and other markets in which the Companies operate or requiring the implementation of additional, more costly security guidelines and measures. The Companies’ infrastructure facilities, including nuclear facilities and projects under construction, could be direct targets or indirect casualties of an act of terror or other physical attack. Any physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to generate, purchase, transmit or distribute electricity, store, transmit or distribute natural gas, store or export LNG or otherwise operate their respective facilities in the most efficient manner or at all. In addition, the amount and scope of insurance coverage maintained against losses resulting from any such attack may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.
Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact the Companies’ ability to access capital on acceptable terms.
Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on the Companies’ operations.
 The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the CEO, CFO,
Co-COOs
and presidents and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the Companies’ business. In addition, certain specialized knowledge is required of the Companies’ technical employees for construction and operation of transmission, generation and distribution assets. The Companies’ inability to attract and retain these employees could adversely affect their business and future operating results.
Dominion Energy may be unable to successfully integrate SCANA’s businesses. Dominion Energy is devoting significant resources to integrating SCANA’s businesses.
 While Dominion Energy has assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. Potential complexities associated with integrating SCANA, including its utility businesses, while at the same time continuing to provide consistent, high quality services and with integrating a company with different markets and customers could arise. Due to the complexities involved in integrating SCANA and its different markets and customers, it is possible that the process could result in the disruption of Dominion Energy’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of Dominion Energy to maintain or establish relationships with current and prospective customers, vendors and employees or could otherwise adversely affect the business and financial results of Dominion Energy.
Nuclear Generation Risks
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
Financial, Economic and Market Risks
Exposure to counterparty performance may adversely affect the Companies’ financial results of operations.
 The Companies are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Some of Dominion Energy’s and Dominion Energy Gas’ operations are conducted through partnership arrangements, as noted above. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, contractors, joint venture partners, financial institutions or other third parties may adversely affect the Companies’ financial results.
Dominion Energy and Dominion Energy Gas are exposed to counterparty credit risk relating to Cove Point’s terminal services agreements for the Liquefaction Facility. While the counterparties’ obligations are supported by parental guarantees and letters of credit, there is no assurance that such credit support would be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under either agreement resulting in a judgment in Cove Point’s favor, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process.
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
An inability to access financial markets and, in the case of Dominion Energy and Dominion Energy Gas, obtain cash from subsidiaries could adversely affect the execution of the Companies’ business plans.
 The Companies rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for business plans with increasing capital expenditure needs, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’ control could increase their cost of borrowing or restrict their ability to access one or more financial markets. Market disruptions could stem from general market disruption due to general credit market or political events, the planned phase out of LIBOR by the end of 2021 or reform or replacement of other benchmark rates, the failure of financial institutions on which the Companies rely or the bankruptcy of an unrelated company. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.
Dominion Energy and Dominion Energy Gas are holding companies that conduct all of their operations through their respective subsidiaries. Accordingly, each entity’s ability to execute its business plan is further subject to the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to pay dividends or advance or repay funds to it, which may, from time to time, be subject to certain contractual restrictions or restrictions imposed by regulators.
Market performance, interest rates and other changes may decrease the value of Dominion Energy and Virginia Power’s decommissioning trust funds and Dominion Energy and Dominion Energy Gas’ benefit plan assets or increase Dominion Energy and Dominion Energy Gas’ liabilities, which could then require significant additional funding.
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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results.
Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy or Dominion Energy Gas’ goodwill, including the goodwill recorded by Dominion Energy in connection with the
SCANA Combination and the Dominion Energy Questar Combination, or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable Company may be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the Company’s results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, Dominion Energy owned its principal executive office in Richmond, Virginia and five other corporate offices. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Virginia Power and Dominion Energy Gas share Dominion Energy’s principal office in Richmond, Virginia, which is owned by Dominion Energy. In addition, Virginia Power leases certain buildings and equipment.
Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below.
Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2019; however, by leaving the indenture open, Virginia Power expects to retain the flexibility to issue mortgage bonds in the future. Certain of Dominion Energy’s merchant generation facilities are also subject to liens. Additionally, DESC’s bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.
Dominion Energy Virginia
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
In addition, Virginia Power’s electric distribution network includes approximately 58,400 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way
that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way
have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 471 substations.
The following tables list Virginia Power’s generating units and capability as of December 31, 2019.

Virginia Power Utility Generation

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,629
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,370
Ladysmith (CT)	Ladysmith, VA	783
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	622
Possum Point (CC) (1)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	392
Elizabeth River (CT)	Chesapeake, VA	330
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	160
Total Gas		8,413		40%
Coal
Mt. Storm	Mt. Storm, WV	1,621
Chesterfield	Chester, VA	1,014
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		3,684		18
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(3)
Total Nuclear		3,348		16
Oil
Yorktown	Yorktown, VA	790
Possum Point	Dumfries, VA	770
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		2,132		10
Hydro
Bath County	Warm Springs, VA	1,808	(4)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		10
Solar
Colonial Trail West	Surry County, VA	142
Whitehouse Solar	Louisa County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		198		1
Biomass
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southampton	Southampton, VA	51
Total Biomass		153		1
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		20,063
Power Purchase Agreements		782		4
Total Utility Generation		20,845		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.
(1)	Will be retired after meeting capacity obligation to PJM in 2021. See Note 2 to the Consolidated Financial Statements for additional information.

(2)	Excludes 50% undivided interest owned by ODEC.

(3)	Excludes 11.6% undivided interest owned by ODEC.

(4)	Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy Corp.

Virginia Power Non-jurisdictional Generation

Plant	Location	Net Summer Capability (MW)
Solar (1)
Gutenberg	Garysburg, NC	80
Pecan	Pleasant Hill, NC	75
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Solar		285

(1)	All solar facilities are alternating current.

Gas Transmission & Storage
Dominion Energy Gas has approximately 7,900 miles, excluding interests held by others, of gas transmission, gathering and storage pipelines located in the states of Colorado, Georgia, Maryland, New York, Ohio, Pennsylvania, South Carolina, Utah, Virginia, West Virginia and Wyoming.
Cove Point’s LNG Facility has an operational peak regasification daily send-out
capacity of approximately 1.8 million Dths and an aggregate LNG storage capacity of approximately 14.6 bcfe. In addition, Cove Point has a small liquefier that has the potential to create approximately 15,000 Dths/day. The Liquefaction Facility consists of one LNG train with a nameplate outlet capacity of 5.25 Mtpa. Cove Point has authorization from the DOE to export up to 0.77 Bcfe/day (approximately 5.75 Mtpa) should the Liquefaction Facility perform better than expected.
The total designed capacity of the underground storage fields operated by Dominion Energy Gas is approximately 900 bcf. Certain storage fields are jointly-owned and operated by Dominion Energy Gas. The capacity of those fields owned by Dominion Energy Gas’ partners totals approximately 240 bcf.
In total, Dominion Energy Gas has 111 compressor stations with approximately 1,200,000 installed compressor horsepower.
In addition to the pipeline network owned by Dominion Energy Gas, Dominion Energy has approximately 2,500 miles of gas transmission, gathering and storage pipelines located in the states of West Virginia, Ohio, Arizona and Pennsylvania.
Gas Distribution
Gas Distribution’s network is located in the states of Idaho, North Carolina, Ohio, Utah, West Virginia and Wyoming. This network includes approximately 3,700 miles of transmission pipeline and approximately 85,000 miles of distribution mains and related service facilities. The right-of-way
grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where
rights-of-way
have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case
basis, with results that range from reimbursed relocation to revocation of permission to operate.
PSNC owns one LNG facility that stores the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 10% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day.
Dominion Energy South Carolina
DESC has approximately 3,700 miles and 26,600 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way
that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way
have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 439 substations.
DESC’s natural gas system includes approximately 500 miles of transmission pipeline and approximately 18,400 miles of distribution mains and related service facilities.
DESC owns two LNG facilities, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can store the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 6% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. The Salley facility can store the liquefied equivalent of 0.9 bcf of natural gas and can regasify approximately 10% of its storage capacity per day. The Salley facility has no liquefying capabilities.

The following table lists DESC’s generating units and capability as of December 31, 2019.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	852
Columbia Energy Center (CC) (1)	Gaston, SC	519
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)	Beech Island, SC	87
Parr (CT) (1)	Jenkinsville, SC	60
Williams (CT) (1)	Goose Creek, SC	40
Coit (CT) (1)	Columbia, SC	26
Total Gas (2)		2,513		40%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	605
Cope (3)	Cope, SC	415
Total Coal		1,704		27
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	650	(4)
Total Nuclear		650		10
Power Purchase Agreements		596	(5)	10
Total Utility Generation		6,247		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.
(1)	Capable of burning fuel oil as a secondary source.

(2)	Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability.

(3)	Capable of burning natural gas as a secondary source.

(4)	Excludes 33.3% undivided interest owned by Santee Cooper.

(5)	Includes 143MW from agreements with certain solar facilities within Contracted Generation.

Contracted Generation
The following table lists Contracted Generation’s generating units and capability as of December 31, 2019.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		59%
Solar (2)
Escalante I, II and III	Beaver County, UT	120	(3)
Amazon Solar Farm Virginia—Southampton	Newsoms, VA	100	(4)
Amazon Solar Farm Virginia—Accomack	Oak Hall, VA	80	(4)
Innovative Solar 37	Morven, NC	79	(4)
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	72
Moffett Solar 1	Ridgeland, SC	71	(4)
Granite Mountain East and West	Iron County, UT	65	(3)
Summit Farms Solar	Moyock, NC	60	(4)
Enterprise	Iron County, UT	40	(3)
Iron Springs	Iron County, UT	40	(3)
Pavant Solar	Holden, UT	34	(5)
Camelot Solar	Mojave, CA	30	(5)
Midway II	Calipatria, CA	30	(4)
Indy I, II and III	Indianapolis, IN	20	(5)
Amazon Solar Farm Virginia—Buckingham	Cumberland, VA	20	(4)
Amazon Solar Farm Virginia—Correctional	Barhamsville, VA	20	(4)
Hecate Cherrydale	Cape Charles, VA	20	(4)
Amazon Solar Farm Virginia—Sappony	Stoney Creek, VA	20	(4)
Amazon Solar Farm Virginia—Scott II	Powhatan, VA	20	(4)
Cottonwood Solar	Kings and Kern Counties, CA	16	(5)
Adams East Solar	Tranquility, CA	13	(5)
Alamo Solar	San Bernardino, CA	13	(5)
CID Solar	Corcoran, CA	13	(5)
Imperial Valley Solar	Imperial, CA	13	(5)
Kansas Solar	Lenmore, CA	13	(5)
Kent South Solar	Lenmore, CA	13	(5)
Maricopa West Solar	Kern County, CA	13	(5)
Old River One Solar	Bakersfield, CA	13	(5)
Richland Solar	Jeffersonville, GA	13	(5)
West Antelope Solar	Lancaster, CA	13	(5)
Catalina 2 Solar	Kern County, CA	12	(5)
Mulberry Solar	Selmer, TN	11	(5)
Selmer Solar	Selmer, TN	11	(5)
Columbia 2 Solar	Mojave, CA	10	(5)
Hecate Energy Clarke County	White Post, VA	10	(4)
Ridgeland Solar Farm I	Ridgeland, SC	10	(4)
Other	Various	43	(4)(5)
Total Solar		1,268		37
Wind
Fowler Ridge (6)	Benton County, IN	150	(7)	4
Total Merchant Generation		3,419		100%

(1)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.

(2)	All solar facilities are alternating current.

(3)	Excludes 50% noncontrolling interest owned by GIP. Dominion Energy’s interest is subject to a lien securing Dominion Solar Projects III, Inc.’s debt.

(4)	Dominion Energy’s interest is subject to a lien securing Eagle Solar’s debt.

(5)	Excludes 33% noncontrolling interest owned by Terra Nova Renewable Partners. Dominion Energy’s interest is subject to a lien securing SBL Holdco’s debt.

(6)	Subject to a lien securing the facility’s debt.

(7)	Excludes 50% membership interest owned by BP.

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
See Notes 13 and 23 to the Consolidated Financial Statements and
Future Issues and Other Matters
in Item 7. MD&A, which information is incorporated herein by reference, for discussion of various legal, environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Information concerning the executive officers of Dominion Energy, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years (1)
Thomas F. Farrell, II (65)	Chairman of the Board of Directors, President and CEO from April 2007 to date.

Robert M. Blue (52)
Executive Vice President and
Co-COO
from December 2019 to date; Executive Vice President and President & CEO—Power Delivery Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Virginia Power from January 2017 to May 2017; Senior Vice President—Law, Regulation & Policy from February 2016 to December 2016; Senior Vice President—Regulation, Law, Energy Solutions and Policy from May 2015 to January 2016; President of Virginia Power from January 2014 to May 2015.

James R. Chapman (50)
Executive Vice President, CFO and Treasurer from January 2019 to date; Senior Vice President, CFO and Treasurer from November 2018 to December 2018; Senior Vice President—Mergers & Acquisitions and Treasurer from February 2016 to October 2018; Vice President—Corporate Finance and Mergers & Acquisitions and Assistant Treasurer from May 2015 to January 2016; Vice President—Corporate Finance and Mergers & Acquisitions from January 2015 to May 2015.

Diane Leopold (53)
Executive Vice President and
Co-COO
from December 2019 to date; Executive Vice President and President & CEO—Gas Infrastructure Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Energy from January 2017 to May 2017; President of DETI, East Ohio and DCP from January 2014 to date.

P. Rodney Blevins (55)
President— Dominion Energy South Carolina from December 2019 to date; President & Chief Executive Officer—Southeast Energy Group from January 2019 to November 2019; Senior Vice President and Chief Information Officer from January 2014 to December 2018.

Donald R. Raikes (57)
President—Gas Distribution of Dominion Energy from December 2019 to date and of Hope, East Ohio, PSNC, and Questar Gas from October 2019 to date; Senior Vice President—Gas Transmission Operations of DCP, Dominion Energy Midstream and Dominion Energy Questar Pipeline from February 2019 to September 2019; Senior Vice President—Dominion Midstream Operations of DCP, Dominion Energy Midstream and Dominion Energy Questar Pipeline from August 2017 to January 2019; Senior Vice President—Pipeline Customer Service & Business Development of DCP and DETI from May 2017 to August 2017; Senior Vice President—Customer Service and Business Development of DCP and DETI from November 2014 to May 2017.

Paul E. Ruppert (55)
President—Gas Transmission & Storage from December 2019 to date; President—Gas Transmission of DETI, Dominion Energy Questar Pipeline and DCP from August 2017 to November 2019; President—Dominion Midstream Operations of Dominion Energy Questar Pipeline and DCP from May 2017 to July 2017; Senior Vice President and President—Dominion Midstream Operations of Dominion Energy Midstream from January 2017 to July 2017; Senior Vice President—Dominion Midstream Operations of Dominion Energy Midstream from January 2016 to December 2016; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2012 to December 2015.

Daniel G. Stoddard (57)
Senior Vice President, Chief Nuclear Officer and President—Contracted Generation from December 2019 to date; Senior Vice President and Chief Nuclear Officer of Virginia Power from October 2016 to date; Senior Vice President—Nuclear Operations of Virginia Power from May 2011 to September 2016.

Carlos M. Brown (45)
Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to date; Senior Vice President and General Counsel from January 2019 to November 2019; Vice President and General Counsel from January 2017 to December 2018; Deputy General Counsel—Litigation, Labor, and Employment of DES from July 2016 to December 2016; Director—Power Generation Station II of DES from July 2015 to June 2016; Director—Alternative Energy Solutions Business Development & Commercialization of DES from January 2013 to June 2015.

William L. Murray (52)
Senior Vice President—Corporate Affairs & Communications from February 2019 to date; Vice President—State & Electric Public Policy of DES from May 2017 to January 2019; Senior Policy Director—Public Policy of DES from April 2016 to May 2017; Managing Director—Corporate Public Policy of DES from June 2007 to March 2016.

Michele L. Cardiff (52)	Vice President, Controller and CAO from April 2014 to date.

(1)
All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DETI, East Ohio, Hope, PSNC, Questar Gas, Dominion Energy Midstream, Dominion Energy Questar Pipeline, DCP and DES reflects service at a subsidiary of Dominion Energy.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Dominion Energy
Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 14, 2020, there were approximately 134,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct
®
. Discussions of expected dividend payments required by this Item are contained in
Liquidity and Capital Resources
in Item 7. MD&A.
The following table presents certain information with respect to Dominion Energy’s common stock repurchases during the fourth quarter of 2019:

Dominion Energy Purchases Of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (3)
10/1/19-10/31/19	31,435	$81.22	—	19,629,059 shares/$	1.18 billion
11/1/19-11/30/19	401	83.08	—	19,629,059 shares/$	1.18 billion
12/1/19-12/31/19	2,429	83.11	—	19,629,059 shares/$	1.18 billion
Total	34,265	$81.38	—	19,629,059 shares/$	1.18 billion

(1)	Represents shares that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.

(2)	Represents the weighted-average price paid per share.

(3)
The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one
stock split distributed in November 2007) not to exceed $4 billion.

Virginia Power
There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power intends to pay quarterly cash dividends in 2020 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.
Dominion Energy Gas
All of Dominion Energy Gas’ membership interests are owned by Dominion Energy. Dominion Energy Gas intends to pay quarterly cash dividends in 2020 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

Item 6. Selected Financial Data
The following table should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Dominion Energy’s Consolidated Financial Statements include the results of operations acquired in the SCANA Combination effective January 2019.
Dominion Energy

Year Ended December 31,	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015
(millions, except per share amounts)

Operating revenue	$16,572	$13,366	$12,586	$11,737	$11,683
Net income attributable to Dominion Energy	1,358	2,447	2,999	2,123	1,899
Net income attributable to Dominion Energy per common share-basic	1.66	3.74	4.72	3.44	3.21
Net income attributable to Dominion Energy per common share-diluted	1.62	3.74	4.72	3.44	3.20
Dividends declared per common share	3.67	3.34	3.035	2.80	2.59
Total assets	103,823	77,914	76,585	71,610	58,648
Long-term debt (5)	33,824	31,144	30,948	30,231	23,468

(1)
Includes merger and integration-related costs associated with the SCANA Combination of $1.8 billion after-tax
(inclusive of $756 million
after-tax
charge for refunds of amounts previously collected for the NND Project, $480 million after-tax
charge for litigation acquired in the SCANA Combination and $319 million after-tax
charge related to a voluntary retirement program), $585 million after-tax
charges associated primarily with the planned early retirement of certain electric generation facilities, automated meter reading infrastructure and the termination of a contract with a non-utility
generator, partially offset by a $429 million
after-tax
net gain related to nuclear decommissioning trust funds.

(2)
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

(3)
Includes $851 million of tax benefits resulting from the remeasurement of deferred income taxes to the new corporate income tax rate, partially offset by $96 million of after-tax
charges associated with equity method investments in wind-powered generation facilities.

(4)	Includes a $122 million after-tax charge related to future ash pond and landfill closure costs at certain utility generation facilities.

(5)	Includes finance leases.

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
The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:
•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding, climate changes and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Changes to regulated electric rates collected by Dominion Energy and Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion Energy and Dominion Energy Gas;

•	Changes in rules for RTOs and ISOs in which Dominion Energy and Virginia Power join and/or participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Risks associated with entities in which Dominion Energy and Dominion Energy Gas share ownership with third parties, including risks that result from lack of sole decision making authority, disputes that may arise between Dominion Energy and Dominion Energy Gas and third party participants and difficulties in exiting these arrangements;

•	Changes in future levels of domestic and international natural gas production, supply or consumption;

•	Fluctuations in future volumes of LNG imports or exports from the U.S. and other countries worldwide or demand for, purchases of, and prices related to natural gas or LNG;

•	Timing and receipt of regulatory approvals necessary for planned construction or growth projects and compliance with conditions associated with such regulatory approvals;

•	The inability to complete planned construction, conversion or growth projects at all, or with the outcomes or within the terms and time frames initially anticipated, including as a result of increased public involvement, intervention or litigation in such projects;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;

•	Unplanned outages at facilities in which the Companies have an ownership interest;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Changes in operating, maintenance and construction costs;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Additional competition in industries in which the Companies operate, including in electric markets in which Dominion Energy’s merchant generation facilities operate and potential competition from the development and deployment of alternative energy sources, such as self-generation and distributed generation technologies, and availability of market alternatives to large commercial and industrial customers;

•	Competition in the development, construction and ownership of certain electric transmission facilities in Dominion Energy and Virginia Power’s service territory in connection with Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion Energy and Dominion Energy Gas’ pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures and retirements of assets based on asset portfolio reviews;

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters acquired in the SCANA Combination;

•	Counterparty credit and performance risk;

•	Fluctuations in the value of investments held in nuclear decommissioning trusts by Dominion Energy and Virginia Power and in benefit plan trusts by Dominion Energy and Dominion Energy Gas;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion Energy’s earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Fluctuations in interest rates or foreign currency exchange rates;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Political and economic conditions, including inflation and deflation;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

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
Dominion Energy evaluates whether or not recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on:
•	Orders issued by regulatory commissions, legislation and judicial actions;

•	Past experience;

•	Discussions with applicable regulatory authorities and legal counsel;

•	Forecasted earnings; and

•	Considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters and unplanned outages of facilities.

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.
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
Dominion Energy’s AROs include a significant balance related to the future decommissioning of its merchant and utility nuclear facilities. These nuclear decommissioning AROs are reported in Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Generation. At December 31, 2019, Dominion Energy’s nuclear decommissioning AROs totaled $1.7 billion. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.
Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions.
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
Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-
than-not
recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2019, Dominion Energy had $175 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not
that all or a portion of a deferred tax asset will not be realized. At December 31, 2019, Dominion Energy had established $161 million of valuation allowances.
The 2017 Tax Reform Act included a broad range of tax reform provisions affecting the Companies, including changes in corporate tax rates and business deductions. Many of these provisions differ significantly from prior U.S. tax law, resulting in pervasive financial reporting implications for the Companies. The 2017 Tax Reform Act included significant changes to the Internal Revenue Code of 1986, including amendments which significantly change the taxation of individuals and business entities and included specific provisions related to regulated public utilities. The more significant changes that impact the Companies included in the 2017 Tax Reform Act are (i) reducing the corporate federal income tax rate from 35% to 21%; (ii) effective in 2018, limiting the deductibility of interest expense to 30% of adjusted taxable income for certain businesses with any disallowed interest allowed to be carried forward indefinitely; (iii) permitting 100% expensing (100% bonus depreciation) for certain qualified property; (iv) eliminating the deduction for qualified domestic production activities; and (v) limiting the utilization of net operating losses arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward. The specific provisions related to regulated public utilities in the 2017 Tax Reform Act generally allow for the continued deductibility of interest expense, the exclusion from full expensing for tax purposes of certain property acquired and placed in service after September 27, 2017 and continued certain rate normalization requirements for accelerated depreciation benefits.
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

Accounting for Derivative Contracts and Financial Instruments at Fair Value
Dominion Energy uses derivative contracts such as physical and financial forwards, futures, swaps, options and FTRs to manage commodity, interest rate and foreign currency exchange rate risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. The majority of investments held in Dominion Energy’s nuclear decommissioning and rabbi trusts and pension and other postretirement funds are also subject to fair value accounting. See Notes 6 and 22 to the Consolidated Financial Statements for further information on these fair value measurements.
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
Use of Estimates in Goodwill Impairment Testing
As of December 31, 2019, Dominion Energy reported $8.9 billion of goodwill in its Consolidated Balance Sheet. The majority of the balance relates to the SCANA Combination, as discussed in Note 3 to the Consolidated Financial Statements, the Dominion Energy Questar Combination in 2016 and the acquisition of the former CNG in 2000.
In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not
reduce the fair value of a reporting unit below its carrying amount. In addition, in the fourth quarter of 2019, Dominion Energy performed impairment tests immediately before and after the realignment of its operating segments. The 2019, 2018 and 2017 annual tests and any interim tests did not result in the recognition of any goodwill impairment.
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
As discussed in
Future Issues and Other Matters
, continued delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions have impacted the estimated cost and schedule for the Atlantic

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Coast Pipeline Project. As a result, Dominion Energy evaluated the carrying amount of its equity method investment in Atlantic Coast Pipeline for an other-than-temporary impairment and determined that it was not impaired. Any significant changes affecting the discounted cash flow estimates associated with the Atlantic Coast Pipeline Project, such as future unfavorable judicial or regulatory actions resulting in further construction and in-service
delays along with an increase in construction costs, could result in an impairment charge.
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
Dominion Energy develops
non-investment
related assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.65% for 2019 and 8.75% for 2018 and 2017. For 2020, the expected long-term rate of return for the pension cost assumption ranged from 7.00% to 8.60% for Dominion Energy’s plans held as of December 31, 2019. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2019, 2018 and 2017. For 2020, the expected long-term rate of return for other postretirement benefit cost assumption is 8.50%. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.
Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 3.57% to 4.43% for pension plans and 4.05% to 4.41% for other postretirement benefit plans in 2019, ranged from 3.80% to 3.81% for pension plans and 3.76% for other postretirement benefit plans in 2018 and ranged from 3.31% to 4.50% for pension plans and 3.92% to 4.47% for other postretirement benefit plans in 2017. Dominion Energy selected a discount rate ranging from 3.47% to 3.63% for pension plans and 3.44% to 3.52% for other postretirement benefit plans for determining its December 31, 2019 projected benefit obligations.
Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2019 ranged from 6.50% to 6.60% and is expected to gradually decrease to 5.00% by 2025 and continue at that rate for years thereafter.
The following table illustrates the effect on cost of changing the critical actuarial assumptions previously discussed for Dominion Energy’s plans held as of December 31, 2019, while holding all other assumptions constant:

		Increase in 2020 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount Rate	(0.25)%	19	2
Long-Term rate of return on plan assets	(0.25)%	23	5
Health care cost trend rate	1%	N/A	20
In addition to the effects on cost, at December 31, 2019, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation by $371 million and its accumulated postretirement benefit obligation by $52 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation by $153 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.
New Accounting Standards
See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.
Dominion Energy

Results Of Operations
Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions, except EPS)

Net Income attributable to Dominion Energy	$1,358	$(1,089)	$2,447	$(552)	$2,999
Diluted EPS	1.62	(2.12)	3.74	(0.98)	4.72
Overview
2019 vs. 2018
Net Income attributable to Dominion Energy decreased 45%, primarily due to charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, litigation acquired in the SCANA Combination, a voluntary retirement program, the planned early retirement of certain Virginia Power electric generation facilities and the absence of gains on the sales of certain equity method investments. These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds and the operations acquired in the SCANA Combination.
2018 vs. 2017
Net income attributable to Dominion Energy decreased 18%, primarily due to the absence of benefits in 2017 resulting from the remeasurement of deferred income taxes to the new corporate income tax rate, an impairment charge on certain gathering and processing assets, a charge associated with Virginia legislation enacted in March 2018, decreased net investment earnings on nuclear decommissioning trust funds, lower renewable energy investment tax credits and a charge for disallowance of FERC-regulated plant. These decreases were partially offset by gains on the sales of certain merchant generation facilities and equity method investments, the commencement of commercial operations of the Liquefaction Facility and the absence of charges associated with equity method investments in wind-powered generation facilities.
Analysis of Consolidated Operations
Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions)

Operating revenue	$16,572	$3,206	$13,366	$780	$12,586

Electric fuel and other energy-related purchases	2,938	124	2,814	513	2,301
Purchased electric capacity	88	(34)	122	116	6
Purchased gas	1,536	891	645	(56)	701
Net revenue	12,010	2,225	9,785	207	9,578
Other operations and maintenance	4,428	970	3,458	258	3,200
Depreciation, depletion and amortization	2,655	655	2,000	95	1,905
Other taxes	1,040	337	703	35	668
Impairment of assets and related charges	1,535	1,132	403	388	15
Gains on sales of assets	(162)	218	(380)	(233)	(147)
Other income	986	(35)	1,021	663	358
Interest and related charges	1,773	280	1,493	288	1,205
Income tax expense (benefit)	351	(229)	580	610	(30)
Noncontrolling interests	18	(84)	102	(19)	121
An analysis of Dominion Energy’s results of operations follows:
2019 vs. 2018
Net revenue
increased 23%, primarily reflecting:
•	A $1.5 billion increase from the SCANA Combination, due to operations acquired ($2.5 billion), partially offset by a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;
•	A $348 million increase from Virginia Power rate adjustment clauses;
•	A $257 million increase from the Liquefaction Facility, including terminalling services provided to the Export Customers ($190 million), a decrease in credits associated with the start-up
phase ($44 million) and regulated gas transportation contracts to serve the Export Customers ($23 million);
•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•	A $74 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($63 million) and a contract termination with a non-utility
generator ($37 million), partially offset by the annual PJM capacity performance market effective June 2018 ($26 million);
•	A $57 million increase due to favorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements; and
•	A $40 million decrease in Virginia Power fuel costs due to the expiration of an energy supply contract.
These increases were partially offset by:
•	A $211 million decrease from the absence of certain merchant generation facilities sold in 2018;

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	A $99 million decrease in services performed for Atlantic Coast Pipeline; and
•	A $45 million decrease in sales to Virginia Power retail customers from lower heating degree days during the heating season, partially offset by a $25 million increase from higher cooling degree days during the cooling season.
Other operations and maintenance
increased 28%, primarily reflecting:
•	A $735 million increase from operations acquired in the SCANA Combination;
•	An increase in merger and integration-related costs associated with the SCANA Combination ($474 million), including a charge related to a voluntary retirement program ($291 million);
•	A $116 million increase in certain Virginia Power transmission and generation-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income; and
•	A $38 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the Export Customers.
These increases were partially offset by:
•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;
•	A $99 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;
•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and
•	A $43 million decrease from the absence of certain merchant generation facilities sold in 2018.
Depreciation, depletion and amortization
increased 33%, primarily due to property, plant and equipment acquired in the SCANA Combination ($559 million), including amortization of NND Project costs ($127 million), an increase from various growth projects being placed into service ($134 million), including the Liquefaction Facility ($28 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million), partially offset by the planned early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure ($40 million) and the sale of certain merchant electric generation facilities in 2018 ($37 million).
Other taxes
increased 48%, primarily due to the SCANA Combination ($258 million), an increase in property tax charges for growth projects placed into service ($56 million) and a charge related to a voluntary retirement program ($24 million).
Impairment of assets and related charges
increased $1.1 billion, primarily due to:
•	Charges associated with litigation acquired in the SCANA Combination ($641 million);
•	A $346 million charge related to the early retirement of certain Virginia Power electric generation facilities;
•	A $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;
•	A $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	A $105 million charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery;
•	A $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; and
•	The abandonment of certain property, plant and equipment ($39 million); partially offset by
•	The absence of a $219 impairment charge on certain gathering and processing assets;
•	The absence of a $135 million charge for disallowance of FERC-regulated plant; and
•	The absence of a $37 million write-off associated with the Eastern Market Access Project.
Gains on sales of assets
decreased 57%, primarily due to the absence of the sale of Fairless and Manchester ($210 million) and the absence of gains related to agreements to convey shale development rights under natural gas storage fields ($115 million), partially offset by an increase in gains on sales of nonregulated retail energy marketing assets ($82 million).
Other income
decreased 3%, primarily reflecting the absence of a gain on, and equity earnings from, the sale of Dominion Energy’s 50% limited partnership interest in Blue Racer ($603 million), a charge related to a voluntary retirement program ($112 million) and the absence of a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million). These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds ($720 million) and an increase in equity earnings from Atlantic Coast Pipeline ($50 million).
Interest and related charges
increased 19%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in 2019 ($314 million), the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($46 million), partially offset by the absence of charges associated with the early redemption of certain debt securities in 2018 ($69 million).
Income tax expense
decreased 39%, primarily due to lower
pre-tax
income ($299 million), the impacts of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($48 million), higher investment tax credits ($39 million) and the absence of 2017 Tax Reform Act impacts ($46 million), partially offset by a charge for certain income tax-related
regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($194 million) and the absence of a state legislative change ($20 million).
Noncontrolling interests
decreased 82%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

2018 vs. 2017
Net revenue
increased 2%, primarily reflecting:
•	A $500 million increase due to commencement of commercial operations of the Liquefaction Facility, including terminalling services provided to the Export Customers ($508 million) and regulated gas transportation contracts to serve the Export Customers ($58 million), partially offset by credits associated with the start-up
phase of the Liquefaction Facility ($66 million);

•	An increase in sales to electric utility retail customers from an increase in heating degree days during the heating season of 2018 ($71 million) and an increase in cooling degree days during the cooling season of 2018 ($69 million);

•	A $130 million increase due to favorable pricing at merchant generation facilities;

•	A $92 million increase due to growth projects placed in service, other than the Liquefaction Facility;

•	A $74 million increase in services performed for Atlantic Coast Pipeline; and

•	A $46 million increase in sales to electric utility retail customers due to customer growth.

These increases were partially offset by:
•	A $325 million decrease for regulated electric generation and electric and gas distribution operations as a result of the 2017 Tax Reform Act;

•	A $215 million charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;

•	A $94 million increase in net electric capacity expense related to the annual PJM capacity performance market effective June 2017 ($112 million) and the annual PJM capacity performance market effective June 2018 ($39 million), partially offset by a benefit related to non-utility
generators ($57 million);

•	An $89 million decrease in rate adjustment clauses associated with electric utility operations, which includes the impacts of the 2017 Tax Reform Act; and

•	A $38 million decrease from scheduled declines in or expiration of certain DETI and Cove Point contracts.

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

Depreciation, depletion and amortization
increased 5%, primarily due to an increase from various growth projects being placed into service ($187 million), including the Liquefaction Facility ($81 million), partially offset by revised depreciation rates for regulated nuclear plants to comply with the Virginia Commission requirements ($61 million).
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
Interest and related charges
increased 24%, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($111 million), higher long-term debt interest expense resulting from net debt issuances in 2018 and 2017 ($92 million) and charges associated with the early redemption of certain debt securities ($69 million).
Income tax expense
increased $610 million, primarily due to the absence of benefits resulting from the remeasurement of deferred income taxes to the new corporate income tax rate ($851 million) and lower renewable energy investment tax credits ($138 million), partially offset by the reduced corporate income tax rate ($414 million).
Outlook
Dominion Energy’s 2020 net income is expected to increase on a per share basis as compared to 2019 primarily from the following:
•	The absence of charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;

•	The absence of charges associated with the early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure;

•	A reduction in merger and integration-related costs associated with the SCANA Combination, including charges related to a voluntary retirement program;

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	A decrease in charges associated with litigation acquired in the SCANA Combination;

•	Construction and operation of growth projects in gas transmission and distribution;

•	Construction and operation of growth projects in electric utility operations;

•	Lower depreciation on Virginia Power’s nuclear plants associated with expected approval of license extensions from the NRC;

•	Reduced interest expense as a result of early redemptions of long-term debt; and

•	Delivery under the Millstone 2019 power purchase agreements for an entire year.

These increases are expected to be partially offset by the following:
•	The absence of a benefit for the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;

•	The noncontrolling 25% limited partnership interest in Cove Point sold in December 2019;

•	An increase in planned outage days at Millstone; and

•	Share dilution.

Segment Results Of Operations
Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. In December 2019, Dominion Energy realigned its segments which resulted in the formation of five primary operating segments. The historical information presented herein has been recast to reflect the current segment presentation. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

Year Ended December 31,	2019		2018		2017
	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income attributable to Dominion Energy	Diluted EPS
(millions, except EPS)

Dominion Energy Virginia	$ 1,786	$2.21	$1,596	$2.44	$1,466	$2.30
Gas Transmission & Storage	934	1.16	844	1.29	552	0.87
Gas Distribution	488	0.60	373	0.57	351	0.55
Dominion Energy South Carolina	430	0.53	—	—	—	—
Contracted Generation	276	0.34	245	0.37	253	0.40
Corporate and Other	(2,556)	(3.22)	(611)	(0.93)	377	0.60
Consolidated	$ 1,358	$ 1.62	$ 2,447	$3.74	$2,999	$4.72

Dominion Energy Virginia
Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2019	% Change	2018	% Change	2017
Electricity delivered (million MWh)	87.7	—%	87.8	5%	83.4
Electricity supplied (million MWh):
Utility	88.2	—	88.0	4	85.0
Degree days (electric distribution and utility service area):
Cooling	2,031	1	2,019	12	1,801
Heating	3,259	(10)	3,608	16	3,104
Average electric distribution customer accounts (thousands)	2,626	1	2,600	1	2,574

Presented below, on an
after-tax
basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:
2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)

Regulated electric sales:
Weather	$ (14)	$(0.02)
Other	9	0.01
Rate adjustment clause equity return	84	0.13
Electric capacity	54	0.08
Expiration of energy supply contract	30	0.05
Renewable energy investment tax credits	(14)	(0.02)
Other	41	0.06
Share dilution	—	(0.52)
Change in net income contribution	$190	$(0.23)

2018 VS. 2017

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)

Regulated electric sales:
Weather	$ 86	$0.14
Other	43	0.07
Rate adjustment clause equity return	14	0.02
Depreciation and amortization	31	0.05
Storm damage and service restoration	(19)	(0.03)
Planned outage costs	12	0.02
Electric capacity	(66)	(0.10)
Renewable energy investment tax credits	34	0.05
Other	(5)	(0.01)
Share dilution	—	(0.07)
Change in net income contribution	$130	$0.14

Gas Transmission & Storage
Presented below are operating statistics related to Gas Transmission & Storage’s operations:

Year Ended December 31,	2019 (1)	% Change	2018	% Change	2017
Average retail energy marketing customer accounts (thousands)	762	2%	750	(47)%	1,405

(1)	Includes SEMI effective January 2019 until December 2019.

Presented below, on an
after-tax
basis, are the key factors impacting Gas Transmission & Storage’s net income contribution:
2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Cove Point export contracts	$172	$ 0.26
Assignment of shale development rights	(83)	(0.12)
Interest expense, net	(60)	(0.09)
State legislative change	(18)	(0.03)
Noncontrolling interest	62	0.09
Atlantic Coast Pipeline equity earnings	37	0.06
Other	(20)	(0.03)
Share dilution	—	(0.27)
Change in net income contribution	$ 90	$ (0.13)

2018 VS. 2017

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Transmission and storage growth projects	$ 30	$0.05
Cove Point export contracts	259	0.41
Cove Point import contracts	(12)	(0.02)
DETI contract declines	(20)	(0.03)
Assignment of shale development rights	27	0.04
2017 Tax Reform Act impacts	113	0.18
Interest expense, net	(81)	(0.13)
State legislative change	18	0.03
Other	(42)	(0.07)
Share dilution	—	(0.04)
Change in net income contribution	$ 292	$ 0.42

Gas Distribution
Presented below are selected operating statistics related to Gas Distribution’s operations:

Year Ended December 31,	2019 (1)	% Change	2018	% Change	2017
Gas distribution throughput (bcf):
Sales	192	47%	131	1%	130
Transportation	811	12	725	11	654
Heating degree days (gas distribution service area):
North Carolina	2,942
Ohio and West Virginia	5,355	(6)	5,693	15	4,930
Utah, Wyoming and Idaho	5,501	18	4,672	(4)	4,892
Average gas distribution customer accounts (thousands):
Sales	1,857	48	1,258	1	1,240
Transportation	1,108	1	1,096	1	1,086

(1)	Includes PSNC effective January 1, 2019.

Presented below, on an
after-tax
basis, are the key factors impacting Gas Distribution’s net income contribution:
2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(3)	$—
Other	(2)	—
Rate adjustment clause equity return	16	0.02
SCANA Combination	87	0.13
Other	17	0.02
Share dilution	—	(0.14)
Change in net income contribution	$115	$0.03

2018 VS. 2017

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$7	$0.01
Other	2	—
Rate adjustment clause equity return	9	0.01
2017 Tax Reform Act impacts	28	0.04
Interest expense	(4)	—
Other	(20)	(0.02)
Share dilution	—	(0.02)
Change in net income contribution	$22	$0.02

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion Energy South Carolina
Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2019
Electricity delivered (million MWh)	23.0
Electricity supplied (million MWh)	24.1
Degree days (electric and gas distribution service areas):
Cooling	951
Heating	1,179
Average electric distribution customer accounts (thousands)	739
Gas distribution throughput (bcf):
Sales	65
Average gas distribution customer accounts (thousands)	386

2019 VS. 2018
Presented below, on an
after-tax
basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
SCANA Combination	$430	$0.53

Contracted Generation
Presented below are selected operating statistics related to Contracted Generation’s operations:

Year Ended December 31,	2019	% Change	2018	% Change	2017
Electricity supplied (million MWh)	20.2	(30)%	28.8	—%	28.9

Presented below, on an
after-tax
basis, are the key factors impacting Contracted Generation’s net income contribution:
2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$ 42	$0.06
Renewable energy investment tax credits	50	0.08
Sale of certain electric generation facilities	(95)	(0.14)
Interest expense	26	0.04
Other	8	0.01
Share dilution	—	(0.08)
Change in net income contribution	$ 31	$(0.03)

2018 VS. 2017

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$101	$ 0.16
Planned outage costs	34	0.05
Depreciation and amortization	(9)	(0.01)
Renewable energy investment tax credits	(172)	(0.28)
2017 Tax Reform Act impacts	45	0.07
Other	(7)	(0.01)
Share dilution	—	(0.01)
Change in net income contribution	$ (8)	$(0.03)

Corporate and Other
Presented below are the Corporate and Other segment’s
after-tax
results:

Year Ended December 31,	2019	2018	2017
(millions, except EPS)
Specific items attributable to operating segments	$(2,039)	$(88)	$861
Specific items attributable to Corporate and Other segment	(50)	(116)	(151)
Total specific items	(2,089)	(204)	710
Other corporate operations:
2017 Tax Reform Act impacts	—	(81)	—
Interest expense, net	(430)	(358)	(334)
Other	(37)	32	1
Total other corporate operations	(467)	(407)	(333)
Total net income (expense)	(2,556)	(611)	377
EPS impact	$(3.22)	$(0.93)	$0.60

Total Specific Items
Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2019, this primarily included $40 million of after-tax
transaction and transition costs associated with the SCANA Combination. In 2018, this primarily included $51 million of after-tax
charges associated with the early redemption of certain debt securities and $31 million of after-tax
transaction and transition costs associated with the Dominion Energy Questar Combination and SCANA Combination. In 2017, this primarily included $124 million of tax benefits resulting from the remeasurement of deferred income taxes to the new corporate income tax rate.
Virginia Power

Results Of Operations
Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions)
Net Income	$1,149	$(133)	$1,282	$(258)	$1,540

Overview
2019 VS. 2018
Net income decreased 10%, primarily due to charges associated with the planned early retirement of certain electric generation facilities and automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility
generator. These decreases were partially offset by increases related to higher rate adjustment clause equity returns, the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 and the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018.

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
Analysis of Consolidated Operations
Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions)
Operating revenue	$8,108	$ 489	$7,619	$ 63	$7,556
Electric fuel and other energy-related purchases	2,178	(140)	2,318	409	1,909
Purchased electric capacity	40	(82)	122	116	6
Net revenue	5,890	711	5,179	(462)	5,641
Other operations and maintenance	1,743	67	1,676	198	1,478
Depreciation and amortization	1,223	91	1,132	(9)	1,141
Other taxes	328	28	300	10	290
Impairment of assets and other charges	757	757	—	—	—
Other income	98	76	22	(54)	76
Interest and related charges	524	13	511	17	494
Income tax expense	264	(36)	300	(474)	774

An analysis of Virginia Power’s results of operations follows:
2019 VS. 2018
Net revenue
increased 14%, primarily reflecting:
•	A $348 million increase from rate adjustment clauses;

•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;

•	A $74 million decrease in electric capacity expense primarily related to the annual PJM capacity performance market effective June 2019 ($63 million) and a contract termination with a non-utility
generator ($37 million), partially offset by the annual PJM capacity performance market effective June 2018 ($26 million); and

•	A $40 million decrease in fuel costs due to the expiration of an energy supply contract; partially offset by

•	A $45 million decrease in sales to retail customers from lower heating degree days during the heating season, partially offset by a $25 million increase from higher cooling degree days during the cooling season.

Other operations and maintenance
increased 4%, primarily reflecting:
•	A $190 million charge related to a voluntary retirement program; and

•	A $116 million increase in certain transmission and generation-related expenses. These expenses were primarily recovered through state and FERC rates and did not impact net income; partially offset by
•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;

•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and

•	A $25 million decrease in storm damage and service restoration costs.

Depreciation and amortization
increased 8%, primarily due to various projects being placed into service ($92 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million), partially offset by the absence of depreciation from certain electric generation facilities and automated meter reading infrastructure that were retired early ($40 million).
Impairment of assets and other charges
increased $757 million, primarily reflecting:
•	A $346 million charge related to the early retirement of certain electric generation facilities;

•	A $160 million charge related to the planned early retirement of certain automated meter reading infrastructure;

•	A $135 million charge related to contract termination with a non-utility generator; and

•	A $62 million charge related to the abandonment of a project at an electric generating facility.

Other income
increased $76 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.
Income tax expense
decreased 12%, primarily due to lower pretax income ($29 million) and the absence of 2017 Tax Reform Act impacts ($23 million), partially offset by lower investment tax credits ($14 million).
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
Dominion Energy Gas

Results of Operations
Presented below is a summary of Dominion Energy Gas’ consolidated results:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions)
Net income attributable to Dominion Energy Gas	$721	$240	$481	$(222)	$703

Overview
2019 VS. 2018
Net income attributable to Dominion Energy Gas increased 50%, primarily due to the absence of a charge for disallowance of FERC-regulated plant, the commercial operations of the Liquefaction Facility for the entire year, the absence of a write-off
associated with the Eastern Market Access Project and the absence of an impairment charge on certain gathering and processing assets included in discontinued operations, partially offset by the absence of gains related to agreements to convey shale development rights under natural gas storage fields and a charge related to a voluntary retirement program.
2018 VS. 2017
Net income attributable to Dominion Energy Gas decreased 32%, primarily due to an impairment charge on certain gathering and processing assets included in discontinued operations, a charge for disallowance of FERC-regulated plant and the absence of benefits from the 2017 Tax Reform Act, partially offset by the commencement of commercial operations of the Liquefaction Facility, regulated natural gas transmission activities from growth projects placed into service and an increase in gains from agreements to convey shale development rights underneath several natural gas storage fields.
Analysis of Consolidated Operations
Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

Year Ended December 31,	2019	$ Change	2018	$ Change	2017
(millions)
Operating revenue	$2,169	$ 173	$1,996	$ 473	$1,523
Purchased (excess) gas	7	17	(10)	(119)	109
Other energy-related purchases	2	(2)	4	—	4
Net revenue	2,160	158	2,002	592	1,410
Other operations and maintenance	724	8	716	144	572
Depreciation and amortization	367	34	333	91	242
Other taxes	154	34	120	21	99
Impairment of assets and related charges	13	(150)	163	148	15
Gains on sales of assets	(2)	115	(117)	(47)	(70)
Earnings from equity method investees	43	(11)	54	7	47
Other income	166	77	89	27	62
Interest and related charges	311	137	174	114	60
Income tax expense (benefit)	101	(23)	124	189	(65)
Net Income from discontinued operations	141	117	24	(139)	163
Noncontrolling interests	121	(54)	175	49	126

An analysis of Dominion Energy Gas’ results of operations follows:
2019 VS. 2018
Net revenue
increased 8%, primarily reflecting:
•	A $257 million increase from the Liquefaction Facility, including terminalling services provided to the Export Customers ($190 million), a decrease in credits associated with the start-up
phase ($44 million) and regulated gas transportation contracts to serve the Export Customers ($23 million); and

•	An $18 million increase due to DETI contract changes; partially offset by

•	A $99 million decrease in services performed for Atlantic Coast Pipeline; and

•	A $42 million increase in net fuel carrying costs as a result of depressed natural gas market conditions.

Other operations and maintenance
remained substantially consistent primarily reflecting:
•	A $45 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the Export Customers;

•	A $39 million charge related to a voluntary retirement program; and

•	A $10 million increase in salaries, wages and benefits and general administrative expenses; substantially offset by

•	A $99 million decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Depreciation and amortization
increased 10%, primarily due to an increase from various growth projects being placed into service, including the Liquefaction Facility.
Other taxes
increased 28%, primarily due to property taxes associated with the Liquefaction Facility.
Impairment of assets and related charges
decreased 92%, primarily due to the absence of a charge for disallowance of FERC-regulated plant ($127 million) and the absence of a write-off
associated with the Eastern Market Access Project ($37 million), partially offset by the abandonment of the Sweden Valley project ($13 million).
Gains on sales of assets
decreased 98%, primarily due to the absence of gains related to agreements to convey shale development rights under natural gas storage fields.
Earnings from equity method investees
decreased 20%, primarily due to lower earnings from Iroquois.
Other income
increased 87%, primarily due to interest income from Cove Point’s promissory notes receivable from Dominion Energy issued in 2018.
Interest and related charges
increased 79%, primarily due to Cove Point’s term loan borrowings ($78 million), the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($46 million) and higher interest expense due to increased affiliate borrowings ($10 million).
Income tax expense
decreased 19%, primarily due to the impacts of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($48 million), partially offset by reductions in noncontrolling interest associated with Dominion Energy’s purchase of Dominion Energy Midstream publicly held common units ($9 million) and the absence of a state legislative change ($15 million).
Noncontrolling interests
decreased 31%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.
2018 VS. 2017
Net revenue
increased 42%, primarily reflecting:
•	A $500 million increase due to commencement of commercial operations of the Liquefaction Facility, including terminalling services provided to the Export Customers ($508 million) and regulated gas transportation contracts to serve the Export Customers ($58 million), partially offset by credits associated with the start-up
phase of the Liquefaction Facility ($66 million);

•	A $74 million increase in services performed for Atlantic Coast Pipeline; and

•	A $57 million increase due to regulated natural gas transmission growth projects placed in service, other than the Liquefaction Facility; partially offset by

•	A $38 million decrease from scheduled declines in or expiration of certain DETI and Cove Point contracts.

Other operations and maintenance
increased 25%, primarily reflecting:
•	A $73 million increase in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income;

•	A $47 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the Export Customers; and

•	A $13 million increase in salaries, wages and benefits and general administrative expenses.

Depreciation and amortization
increased 38%, primarily due to an increase from various growth projects being placed into service, including the Liquefaction Facility.
Other taxes
increased 21%, primarily due to property taxes associated with the Liquefaction Facility commencing commercial operations.
Impairment of assets and related charges
increased $148 million, primarily due to a charge for disallowance of FERC-regulated plant ($127 million) and a write-off
associated with the Eastern Market Access Project ($37 million), partially offset by the absence of a charge to write-off
the balance of a regulatory asset no longer considered probable of recovery ($15 million).
Gains on sales of assets
increased 67% primarily due to increased gains from agreements to convey shale development rights underneath several natural gas storage fields.
Earnings from equity method investees
increased 15%, primarily due to higher earnings from unsubscribed capacity as a result of an increase in heating degree days at Iroquois.
Other income
increased 44%, primarily due to interest income from Cove Point’s promissory notes receivable from Dominion Energy issued in September 2018 ($20 million) and a decrease in non-service
components of pension and other postretirement employee benefit credits capitalized to property, plant and equipment in 2018 ($13 million), partially offset by AFUDC on rate-regulated projects ($7 million).
Interest and related charges
increased $114 million, primarily due to the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction ($72 million) and Cove Point’s term loan borrowings ($36 million).
Income tax expense
increased $189 million, primarily due to the absence of benefits resulting from the remeasurement of deferred income taxes to the new corporate income tax rate ($246 million), higher pre-tax
income ($37 million), the absence of a settlement with state tax authorities ($5 million), partially offset by the reduced corporate income tax rate ($90 million) and a state legislative change ($10 million).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity And Capital Resources
Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.
At December 31, 2019, Dominion Energy had $5.1 billion of unused capacity under its credit facility. See additional discussion below under
Credit Facilities and Short-Term Debt.
A summary of Dominion Energy’s cash flows is presented below:

Year Ended December 31,	2019	2018	2017
(millions)

Cash, restricted cash and equivalents at beginning of year	$391	$185	$322

Cash flows provided by (used in):
Operating activities	5,204	4,773	4,502
Investing activities	(4,622)	(2,358)	(5,942)
Financing activities	(704)	(2,209)	1,303
Net increase (decrease) in cash, restricted cash and equivalents	(122)	206	(137)
Cash, restricted cash and equivalents at end of year	$269	$391	$185

Operating Cash Flows
Net cash provided by Dominion Energy’s operating activities increased $431 million, primarily due to operations acquired in the SCANA Combination, the commercial operations of the Liquefaction Facility for the entire year and higher deferred fuel cost recoveries in the Virginia jurisdiction, partially offset by an increase in property tax payments, increased interest expense, higher customer rate refunds, a contract termination payment to a non-utility
generator, an increase in merger and integration-related costs associated with the SCANA Combination, and a net decrease in other working capital items.
Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2019, Dominion Energy’s Board of Directors established an annual dividend rate for 2020 of $3.76 per share of common stock, a 2.5% increase over the 2019 rate. Dividends are subject to declaration by the Board of Directors. In January 2020, Dominion Energy’s Board of Directors declared dividends payable in March 2020 of 94 cents per share of common stock.
Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.
Credit Risk
Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2019 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on-
or
off-balance
sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)

Investment grade (1)	$87	$—	$87
No external ratings:
Internally rated—investment grade (2)	119	—	119
Internally rated—non-investment grade (3)	27	—	27
Total (4)	$233	$—	$233

(1)
Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 25% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 51% of the total net credit exposure.

(3)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.

(4)	Excludes Millstone 2019 power purchase agreements.

Investing Cash Flows
Net cash used in Dominion Energy’s investing activities increased $2.3 billion, primarily due to a decrease in net proceeds from the sale of certain merchant generation facilities and interests in certain equity method investments and an increase in plant construction and other property additions, partially offset by cash and restricted cash acquired in the SCANA Combination.
Financing Cash Flows and Liquidity
Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed in
Credit Ratings
, Dominion Energy’s ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.
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
Net cash used in Dominion Energy’s financing activities decreased $1.5 billion, primarily due to proceeds from the sale of a 25% noncontrolling limited partnership interest in Cove Point and the issuance of the 2019 Equity Units and the Series B Preferred Stock, partially offset by an increase in net debt repayments in 2019 compared to 2018 and higher common stock dividend payments.
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
Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper (1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2019
Joint revolving credit facility (2)	$6,000	$836	$89	$5,075

(1)	The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 2.10% at December 31, 2019.

(2)
This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability Investment
SM
. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable
and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of December 31, 2019 was $75 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.
In March 2019, DESC’s $700 million credit facility was terminated and DESC was added as a borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. At December 31, 2019, the
sub-limit
for DESC was $500 million.
South Carolina Fuel Company, Inc.’s credit facility was terminated in February 2019. SCANA and PSNC’s credit facilities were terminated in March 2019. Liquidity needs for these entities may be satisfied through short-term company borrowings from Dominion Energy.
In February 2019, Dominion Energy Midstream terminated its $500 million revolving credit facility subsequent to repaying the outstanding balance of $73 million, plus accrued interest.
In September 2019, Dominion Energy Questar borrowed $3.0 billion under a
364-Day
Term Loan Agreement that bore interest at a variable rate. The proceeds from the borrowing were used to repay the principal of Cove Point’s $3.0 billion term loan due in 2021. Dominion Energy provided a guarantee to support Dominion Energy Questar’s obligation under the
364-Day
Term Loan Agreement. In November and December 2019, principal of $1.0 billion and $2.0 billion, respectively, plus accrued interest was repaid.
Long-Term Debt
During 2019, Dominion Energy issued the following long-term public debt:

Type	Issuer	Principal	Rate	Maturity
		(millions)

Senior notes	Dominion Energy	$200	4.250%	2028

Senior notes	Dominion Energy	400	4.600%	2049

Senior notes	Virginia Power	500	2.875%	2029

Senior notes	Virginia Power	550	3.300%	2049

Senior notes	Dominion Energy Gas	600	2.500%	2024

Senior notes	Dominion Energy Gas	600	3.000%	2029
Senior notes	Dominion Energy Gas	300	3.900%	2049
Total notes issued		$3,150

During 2019, Dominion Energy also issued the following long-term private debt:
•	In August 2019, Dominion Energy issued $1.0 billion of 2.45% senior notes that mature in 2023 through a private placement. The proceeds were used for general corporate purposes and to repay short-term debt, including commercial paper.

During 2019, Dominion Energy also remarketed the following long-term debt:
•	In May 2019, Virginia Power remarketed four series of
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

•	In June 2019, Dominion Energy successfully remarketed its $700 million 2016 Series
A-1
2.0% RSNs due 2021 and $700 million 2016 Series
A-2
2.0% RSNs due 2024 pursuant to the terms of the 2016 Equity Units. In connection with the remarketing, the interest rates on the Series
A-1
and Series
 A-2
notes were reset to 2.715% and 3.071%, respectively. Dominion Energy did not receive any proceeds from the remarketing.

•	In October 2019, Dominion Energy Terminal Company remarketed its $27 million Peninsula Ports Authority of Virginia Coal

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Terminal Revenue Refunding Bonds, Series 2003 due in 2033 resulting in a reset of the interest rate from 1.55% to 1.70% until October 2022.

During 2019, Dominion Energy repaid, repurchased or redeemed the following long-term debt before its stated maturity:
•	In February 2019, Dominion Energy Midstream repaid its $300 million variable rate term loan agreement due in December 2019 at the principal outstanding plus accrued interest.

•	In February and March 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.2 billion pursuant to tender offers. Also in March 2019, SCANA purchased certain of its medium term notes having an aggregate purchase price of $300 million pursuant to a tender offer. Both DESC tender offers and the SCANA tender offer expired in the first quarter of 2019.

•	In May 2019, Virginia Power redeemed its $40 million 5.0% Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue Bonds, Series 2009A, due in 2023 at the principal outstanding plus accrued interest.

•	In May 2019, GENCO redeemed its 5.49% senior secured notes due in 2024 at the remaining principal outstanding of $33 million plus accrued interest. In June 2019, the first mortgage lien on an electric generating facility that previously secured these notes was released.

•	In June 2019, Dominion Energy purchased and canceled $12 million and $13 million of its June 2006 hybrids and September 2006 hybrids, respectively. All purchases were conducted in compliance with the applicable RCC.

•	In September 2019, DESC purchased certain of its first mortgage bonds with an outstanding principal balance of $552 million pursuant to a tender offer that expired in the third quarter of 2019.

•	In November 2019, Dominion Energy Gas redeemed its $450 million 2014 Series A 2.50% senior notes which would have otherwise matured in December 2019.

During 2019, Dominion Energy repaid, repurchased or redeemed $9.1 billion of long-term debt, including redemption premiums.
In January 2020, SCANA provided notice to redeem its floating rate senior notes at the remaining principal outstanding of $66 million plus accrued interest in March 2020. The notes would have otherwise matured in June 2034.
In February 2020, SCANA provided notice to redeem the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums in March 2020. The notes would have otherwise matured in May 2021 and February 2022, respectively.
In February 2020, in addition to the June 2019 purchases described above, Dominion Energy redeemed the remaining principal outstanding of $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC.
Noncontrolling Interest in Dominion Energy Midstream
In January 2019, Dominion Energy and Dominion Energy Midstream closed on an agreement and plan of merger pursuant to which Dominion Energy acquired each outstanding common unit representing limited partner interests in Dominion Energy Midstream not already owned by Dominion Energy through the issuance of 22.5 million shares of common stock valued at $1.6 billion. Under the terms of the agreement and plan of merger, each publicly held outstanding common unit representing limited partner interests in Dominion Energy Midstream was converted into the right to receive 0.2492 shares of Dominion Energy common stock. Immediately prior to the closing, each Series A Preferred Unit representing limited partner interests in Dominion Energy Midstream was converted into common units representing limited partner interests in Dominion Energy Midstream in accordance with the terms of Dominion Energy Midstream’s partnership agreement. See Note 20 to the Consolidated Financial Statements for more information.
Issuance of Common Stock, Preferred Stock and Other Equity Securities
Dominion Energy maintains Dominion Energy Direct
®
and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. Currently, Dominion Energy is issuing new shares of common stock for these direct stock purchase plans.
During 2019, Dominion Energy issued approximately 157 million shares of common stock, valued at $11.4 billion, for acquisitions, settlements of stock purchase contracts and through various programs including Dominion Energy Direct
®
and an
at-the-market
program.
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
In December 2019, Dominion Energy contributed 6.1 million shares of its common stock valued at $499 million to the qualified defined benefit pension plan. During 2020, Dominion Energy plans to issue shares for employee savings plans and direct stock purchase and dividend reinvestment plans.
During 2019, Dominion Energy received cash of $309 million from the issuance of 4.0 million of such shares through Dominion Energy Direct
®
and employee savings plans.
In August 2019, Dominion Energy issued 18.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2016 Equity Units and received proceeds of $1.4 billion.
In 2019, Dominion Energy issued 9.9 million shares and received cash proceeds of $793 million, net of fees and commissions paid of $8 million, through its at-the-market
program. In

December 2019, Dominion Energy completed the program. See Note 20 to the Consolidated Financial Statements for a description of the at-the-market
program.
In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units. The Corporate Units are listed on the NYSE under the symbol DCUE.
In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock and received proceeds of $791 million.
Repurchase of Common Stock
Dominion Energy did not repurchase any shares in 2019 and does not plan to repurchase shares during 2020, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not count against its stock repurchase authorization.
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
Credit ratings and outlooks as of February 25, 2020 follow:

	Fitch	Moody’s	Standard & Poor’s
Dominion Energy
Issuer	BBB+	Baa2	BBB+
Senior unsecured debt securities	BBB+	Baa2	BBB
Junior subordinated notes	BBB	Baa3	BBB
Enhanced junior subordinated notes	BBB-	Baa3	BBB-
Preferred Stock	BBB-	Ba1	BBB-
Commercial paper	F2	P-2	A-2
Outlook	Stable	Stable	Stable

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
As of December 31, 2019, the calculated total debt to total capital ratio, pursuant to the terms of the agreement, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio (1)
Dominion Energy	67.5%	50.3%

(1)	Indebtedness as defined by the bank agreements excludes certain junior subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

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
Dominion Energy executed RCCs in connection with its issuance of the June 2006 hybrids and September 2006 hybrids. In February 2020, the RCCs were terminated subsequent to the redemption of the remaining principal outstanding of the June 2006 hybrids and the September 2006 hybrids. See Note 18 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion Energy monitors these debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2019, there have been no events of default under Dominion Energy’s debt covenants.
Dividend Restrictions
Certain agreements associated with Dominion Energy’s credit facility contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion Energy’s ability to pay dividends or receive dividends from its subsidiaries at December 31, 2019.
See Notes 19 and 21 to the Consolidated Financial Statements for a description of potential restrictions on dividend payments by Dominion Energy, including in connection with the deferral of contract adjustment payments associated with the 2019 Equity Units, which information is incorporated herein by reference, as well as the failure to declare and pay dividends on Series A Preferred Stock or Series B Preferred Stock.
Future Cash Payments for Contractual Obligations and Planned Capital Expenditures
Contractual Obligations
Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion Energy is a party as of December 31, 2019. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion Energy’s current liabilities will be paid in cash in 2020.

	2020	2021- 2022	2023- 2024	2025 and thereafter	Total
(millions)

Long-term debt (1)	$2,325	$4,284	$5,256	$25,253	$37,118

Interest payments (2)	1,602	2,917	2,524	19,742	26,785

Leases
Operating Leases	72	120	81	582	855
Finance Leases	34	60	45	9	148
Purchase obligations (3) :
Purchased electric capacity for utility operations	59	116	114	664	953
Fuel commitments for utility operations	1,061	932	318	946	3,257
Fuel commitments for nonregulated operations	160	184	213	222	779
Pipeline transportation and storage	591	961	640	2,459	4,651
Other (4)	574	81	40	—	695
Other long-term liabilities (5) :
Other contractual obligations (6)	29	44	14	56	143
Total cash payments	$6,507	$9,699	$9,245	$49,933	$75,384

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.

(2)
Includes interest payments over the terms of the debt and payments on stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2019 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 18 to the Consolidated Financial Statements. Does not reflect Dominion Energy’s ability to defer stock purchase contract payments on the 2019 Equity Units, initially in the form of corporate units.

(3)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.

(4)	Includes capital, operations and maintenance commitments.

(5)
Excludes regulatory liabilities, AROs and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 12, 14 and 22 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $118 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.

(6)	Includes interest rate and foreign currency swap agreements.

Planned Capital Expenditures
Dominion Energy’s planned capital expenditures are expected to total approximately $8.2 billion, $8.1 billion, and $7.6 billion in 2020, 2021, and 2022, respectively. Dominion Energy’s planned expenditures are expected to include construction and expansion of electric generation, including renewable energy, and natural gas distribution, transmission and storage facilities, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel, maintenance, and contributions to Atlantic Coast Pipeline to fund Dominion Energy’s portion of the Atlantic Coast Pipeline Project.
Dominion Energy expects to fund its capital expenditures with cash from operations and a combination of securities issuances and short-term borrowings. Planned capital expenditures include capital projects that are subject to approval by regulators and the Board of Directors.
See
Dominion Energy Virginia, Gas Transmission & Storage, Gas Distribution, Dominion Energy South Carolina
and
Contracted Generation -Properties
in Item 1. Business for a discussion of Dominion Energy’s expansion plans.

The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in late 2019 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.
Use of
Off-Balance
Sheet Arrangements
Leasing Arrangement
In December 2019, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. If Dominion Energy ultimately proceeds with the project through completion, it is not expected to be completed earlier than mid-2023. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 89.9% of the then funded amount. For specific full recourse events, Dominion Energy could be required to pay up to 100% of the then funded amount.
The
51-month
lease term will commence once construction is substantially complete and the facility is able to be occupied. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.
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
Guarantees
Dominion Energy primarily enters into guarantee arrangements on behalf of its consolidated subsidiaries. These arrangements are not subject to the provisions of FASB guidance that dictate a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others
.
In addition, Dominion Energy has provided a guarantee to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility. See Note 23 to the Consolidated Financial Statements for additional information.

Future Issues And Other Matters
See Item 1. Business and Notes 13 and 23 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.
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
Environmental Protection and Monitoring Expenditures
Dominion Energy incurred $260 million, $198 million and $200 million of expenses (including accretion and depreciation) during 2019, 2018 and 2017, respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $286 million and $275 million in 2020 and 2021, respectively. In addition, capital expenditures related to environmental controls were $134 million, $104 million, and $201 million for 2019, 2018 and 2017, respectively. Dominion Energy expects these expenditures to be approximately $159 million and $132 million for 2020 and 2021, respectively.
Future Environmental Regulations
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
State Actions Related to Air and GHG Emissions
In August 2017, the Ozone Transport Commission released a draft model rule for control of NO
X
emissions from natural gas pipeline compressor fuel-fire prime movers. States within the ozone transport region, including states in which Dominion Energy has natural gas operations, are expected to develop reasonably achievable control technology rules for existing sources based on the Ozone Transport Commission model rule. States outside of the Ozone Transport Commission may also consider the model rules in setting new reasonably achievable control technology standards. Several states in which Dominion Energy operates, including Pennsylvania, New York, Maryland, Virginia and Ohio, are developing or have announced plans to develop state-specific regulations to control GHG emissions, including methane.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion Energy cannot currently estimate the potential financial statement impacts related to these matters, but there could be a material impact to its financial condition and/or cash flows.
Water
In November 2019, the EPA released proposed revisions to the Effluent Limitations Guidelines rule that, if adopted, could extend the deadlines for compliance with certain standards at several facilities. While the impacts of this rule could be material to Dominion Energy’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.
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
Virginia Legislation
The 2020 General Assembly session in Virginia has included several proposals which, if ultimately enacted into law, could have a material impact on Dominion Energy’s operations, as well as impacts on regulatory cost recovery. Items under consideration include environmental requirements such as joining RGGI or meeting mandatory renewable portfolio standards that could result in both the need to develop new renewable electric generation facilities and the closure of certain existing electric generation facilities, expanded use of distributed renewable generation resources and additional requirements related to demand side management programs. Additionally, legislation has been proposed which may affect Dominion Energy’s plans and/or cost recovery mechanisms for offshore wind development and replacing diesel school buses with electric school buses. Due to the evolving legislative process, Dominion Energy is unable to estimate the potential financial statement impacts related to matters currently under consideration by the Virginia General Assembly, but there could be a material impact to its results of operations, financial condition and/or cash flows.
Atlantic Coast Pipeline
In September 2014, Dominion Energy, along with Duke and Southern, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately
600-mile
natural gas pipeline running from West Virginia through Virginia to North Carolina. Atlantic Coast Pipeline has continued to experience delays in obtaining and/or maintaining permits necessary for construction along with construction delays due to judicial actions. In February 2020, the Supreme Court of the U.S. heard oral arguments in Atlantic Coast Pipeline’s case regarding the Appalachian Trail crossing and is expected to issue a ruling by June 2020. If a favorable ruling is not received, Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies to this issue. Given the legal challenges and ongoing discussions with customers, project construction is expected to be completed by the end of 2021, with full in-service
in early 2022, with project costs estimated to be approximately $8 billion, excluding financing costs. Atlantic Coast Pipeline has reached agreements in principle with major customers to amend the contracted rate to share in certain delay cost increases, pending certain regulatory approvals. Project construction activities, schedules and costs are subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations. See Note 9 to the Consolidated Financial Statements for more information.
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
Commodity Price Risk
To manage price risk, Dominion Energy and Virginia Power hold commodity-based derivative instruments held for non-trading
purposes associated with purchases and sales of electricity, natural gas and other energy-related products. Dominion Energy Gas’ operations are contracted primarily under long-term fixed reservation agreements. Accordingly, management believes that Dominion Energy Gas is not subject to material commodity price risk.
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
A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $50 million and $6 million of Dominion Energy’s commodity-based derivative instruments as of December 31, 2019 and December 31, 2018, respectively.
A hypothetical 10% decrease in commodity prices of Virginia Power’s commodity-based derivative instruments would have resulted in a decrease in fair value of $54 million and $51 million as of December 31, 2019 and December 31, 2018, respectively.
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
Interest Rate Risk
The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2019 and would have resulted in a $24 million decrease in earnings at December 31, 2018. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2019 or December 31, 2018. For variable rate debt outstanding for Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2019 and would have resulted in a $16 million decrease in earnings at December 31, 2018.
The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $6.4 billion, $1.9 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $135 million, $88 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2019. As of December 31, 2018, Dominion Energy, Virginia Power and Dominion Energy Gas had $6.6 billion, $1.9 billion and $1.4 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $142 million, $94 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2018.
Dominion Energy Gas holds foreign currency swaps with the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of December 31, 2019 and December 31, 2018, Dominion Energy and Dominion Energy Gas had
€
250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in fair value of Dominion Energy Gas’ foreign currency swaps at December 31, 2019 and would have resulted in a decrease of $8 million in the fair value of Dominion Energy Gas’ foreign currency swaps at December 31, 2018.
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
Investment Price Risk
Dominion Energy and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.
Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $1 billion for the year ended December 31, 2019. Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $135 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $74 million for the year ended December 31, 2019 and recorded a net decrease in unrealized gains on debt investments of $36 million for the year ended December 31, 2018.
Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $481 million for the year ended December 31, 2019. Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $44 million for the year ended December 31, 2018. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $30 million for the year ended December 31, 2019 and recorded a net decrease in unrealized gains on debt investments of $21 million for the year ended December 31, 2018.
Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power and Dominion Energy Gas employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $2.1 billion and $(605) million in 2019 and 2018, respectively, versus expected returns of $848 million and $806 million, respectively. Dominion Energy Gas’ pension and other postretirement plan assets for employees represented by collective bargaining units experienced aggregate actual returns (losses) of $167 million and $(129) million in 2019 and 2018, respectively, versus expected returns of $70 million and $178 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy’s plan assets would result in an increase in net periodic cost of $23 million and $19 million as of December 31, 2019 and 2018, respectively, for pension benefits and $5 million and $4 million as of December 31, 2019 and 2018, respectively, for other postretirement benefits. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy Gas’ plan assets, for employees represented by collective bargaining units, would result in an increase in net periodic cost of $2 million and $4 million as of December 31, 2019 and 2018, respectively, for pension benefits and $1 million as of December 31, 2018 for other postretirement benefits. This hypothetical decrease would result in an immaterial change in net periodic cost to Dominion Energy Gas for other postretirement benefits as of December 31, 2019.
Risk Management Policies
The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power and Dominion Energy Gas. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2019 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

[THIS PAGE INTENTIONALLY LEFT BLANK]

70

Report of Independent Registered
Public Accounting Firm
To the Shareholders and the Board of Directors of
Dominion Energy, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy’s internal control over financial reporting at December 31, 2019, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on Dominion Energy’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investments—Equity Method Investment Impairment Evaluation—Refer to Note 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The investment balance of Dominion Energy’s equity method investment in Atlantic Coast Pipeline, LLC (“Atlantic Coast Pipeline”) was $1.1 billion at December 31, 2019. The Atlantic Coast Pipeline project is the subject of challenges in federal courts, including, among others, challenges of the Atlantic Coast Pipeline project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the U.S. Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, and the Federal Energy Regulatory Commission (“FERC”) order approving the Certificate of Public Convenience and Necessity. The delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions have impacted the cost and schedule for the Atlantic Coast Pipeline project; project construction is expected to be completed by the end of 2021, with full in-service
in early 2022 with project costs estimated to be approximately $8 billion, excluding financing costs. Atlantic Coast Pipeline has reached agreements in principle with major customers to amend the contracted rate to share in certain delay cost increases, pending certain regulatory approvals.
Dominion Energy evaluated the carrying amount of its equity method investment in Atlantic Coast Pipeline for an other-than-temporary impairment and determined that it was not impaired. The estimation of the fair value of Dominion Energy’s investment in Atlantic Coast Pipeline, contained in the other-than-temporary impairment evaluation, involved significant judgments related to the resolution of outstanding permitting issues within the project timeframe and the likelihood of obtaining amended contacts with the customers.
Auditing management’s judgments regarding the resolution of outstanding permitting issues within the project timeframe and the likelihood of obtaining amended contacts with the customers involved especially subjective and complex judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to this critical audit matter included the following, among others:
•	We tested the effectiveness of controls over management’s impairment analysis, including determination of the judgments regarding the resolution of the outstanding permitting issues within the project timeframe and the likelihood of obtaining amended contacts with the customers.

•	We evaluated the reasonableness of management’s permitting, project timeframe, and customer contract assumptions by:

•	Assessing the reasonableness of management’s plans to resolve outstanding permitting issues and the corresponding impact on project timeframes by inquiring with legal counsel and executive management and considering other potential outcomes.

•	Assessing the reasonableness of the various projected
in-service
dates by inquiring with Atlantic Cost Pipeline’s project managers and engineers and comparing the in-service
dates to the project’s timeframe.

•	Obtaining and reading correspondence between Atlantic Coast Pipeline and the third-party pipeline construction contractor regarding the feasibility of the various projected in-service
dates assumed by management.

•	Obtaining and reading correspondence, including draft terms, between Atlantic Coast Pipeline and major customers.

•	Searching for disconfirming evidence by listening to earnings calls, reading press releases, news articles and other publicly available information.

•	We read and analyzed the minutes of the Board of Managers of Atlantic Coast Pipeline for discussions of changes in legal, regulatory, or business factors which could impact management’s assumptions of the resolution of the outstanding permitting issues within the project timeframe and the likelihood of obtaining amended contacts with the customers.

Preferred Stock—2019 Corporate Units—Refer to Notes 8 & 19 to the Consolidated Financial Statements
Critical Audit Matter Description
In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units (the “2019 Equity Units”). Each 2019 Series A Corporate Unit consists of a stock purchase contract and a 1/10, or 10% undivided beneficial ownership interest in one share of Series A Preferred Stock. Beginning in June 2022, the Series A Preferred Stock is convertible at the option of the holder into Dominion Energy common stock under a formula based upon the average closing price of Dominion Energy common stock prior to the conversion date. The Series A Preferred Stock is redeemable in cash by Dominion Energy beginning September 2022 at the liquidation preference. Settlement of any conversion is payable in cash, common stock, or a combination thereof, at Dominion Energy’s election.
The stock purchase contracts obligate the holders to purchase shares of Dominion Energy common stock in June 2022. The purchase price to be paid under the stock purchase contracts is $100 per Corporate Unit and the number of shares to be purchased will be determined under a formula based on the average closing price of Dominion Energy common stock near the settlement date. The Series A Preferred Stock was pledged upon issuance as collateral to secure the purchase of common stock under the related stock purchase contracts. Dominion Energy identified no items that should be recorded as derivative instruments and recorded the present value of the stock purchase contract payments as a liability offset to common stock and has recorded the Series A Preferred Stock within equity.
Given the complexity of the 2019 Equity Units structure and the judgments involved in applying the relevant accounting standards, auditing management’s conclusions on the balance sheet classification of the 2019 Equity Units involved the need for specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to this critical audit matter included the following, among others:
•	We tested the effectiveness of controls over management’s technical accounting assessment of the balance sheet classification of the components of the 2019 Equity Units.

•	We read the applicable agreements and compared the key terms from the agreements to management’s analysis of the transaction.

•	With the assistance of professionals in our firm having expertise in accounting for debt and equity instruments, we evaluated management’s conclusions regarding the balance sheet classification of the components of the 2019 Equity Units through evaluation of the terms within the applicable agreements and considering the applicable generally accepted accounting standards.

•	We evaluated Dominion Energy’s disclosures related to the financial statement impacts of the transaction.

Regulatory Assets and Liabilities—Impact of Rate Regulation on the Consolidated Financial Statements—Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements
Critical Audit Matter Description
Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and FERC (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric utility and natural gas distribution and transmission companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; other operations and maintenance expense; and depreciation, depletion and amortization expense, collectively, the “financial statement impacts of rate regulation.”
Revenue provided by Dominion Energy’s electric transmission, distribution and generation operations and its gas transmission and distribution operations is based primarily on rates approved by the relevant commissions. Further, Virginia Electric and Power Company’s (“Virginia Power”) retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period, and the determination of Virginia Power’s authorized

ROE prospectively. Under certain circumstances, Virginia Power may be required to refund a portion of its earnings to customers.
When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Dominion Energy evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events, and other natural disasters, and unplanned outages of facilities.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the financial statement impacts of rate regulation. Management judgments include assessing the likelihood of (1) recovery of its regulatory assets through future rates and (2) whether a regulatory liability is due to customers. Given management’s accounting judgments are based on assumptions about the outcome of future decisions by the relevant commissions, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable included the following, among others:
•	We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) recovery of regulatory assets through future rates, and (2) whether a regulatory liability is due to customers. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may impact the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable.

•	We evaluated Dominion Energy’s disclosures related to the consolidated financial statement impacts of rate regulation.

•	We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.

•	We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedence established by the relevant commissions’ previous orders and Dominion Energy’s past experience with the relevant commissions.

•	For regulatory matters in process, we inspected associated documents and testimony filed with the relevant commissions for any evidence that might contradict management’s assertions.

•	We read and analyzed the minutes of the Boards of Directors of Dominion Energy and Dominion Energy’s rate-regulated subsidiaries for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

/s/ Deloitte & Touche LLP
Richmond, Virginia
February 28, 2020
We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.
Consolidated Statements of Income

Year Ended December 31,	2019	2018	2017
(millions, except per share amounts)

Operating Revenue (1)	$16,572	$13,366	$12,586
Operating Expenses
Electric fuel and other energy-related purchases	2,938	2,814	2,301
Purchased electric capacity	88	122	6
Purchased gas	1,536	645	701
Other operations and maintenance	4,428	3,458	3,200
Depreciation, depletion and amortization	2,655	2,000	1,905
Other taxes	1,040	703	668
Impairment of assets and related charges	1,535	403	15
Gains on sales of assets	(162)	(380)	(147)
Total operating expenses	14,058	9,765	8,649
Income from operations	2,514	3,601	3,937
Other income (1)	986	1,021	358
Interest and related charges	1,773	1,493	1,205
Income from operations including noncontrolling interests before income tax expense (benefit)	1,727	3,129	3,090
Income tax expense (benefit)	351	580	(30)
Net Income Including Noncontrolling Interests	1,376	2,549	3,120
Noncontrolling Interests	18	102	121
Net Income Attributable to Dominion Energy	$1,358	$2,447	$2,999
Earnings Per Common Share
Net income attributable to Dominion Energy—Basic	$1.66	$3.74	$4.72
Net income attributable to Dominion Energy—Diluted	$1.62	$3.74	$4.72

(1)	See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.
Consolidated Statements of Comprehensive Income

Year Ended December 31,	2019	2018	2017
(millions)

Net Income Including Noncontrolling Interests	$1,376	$2,549	$3,120
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $35, $(10) and $(3) tax	(110)	30	8
Changes in unrealized net gains (losses) on investment securities, net of $(14), $5 and $(121) tax	39	(18)	215
Changes in net unrecognized pension and other postretirement benefit costs, net of $(4), $75 and $32 tax	(22)	(215)	(69)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $21, $(35) and $18 tax	(62)	102	(29)
Net realized (gains) losses on investment securities, net of $1, $(2) and $21 tax	(4)	5	(37)
Net pension and other postretirement benefit costs, net of $(23), $(21) and $(32) tax	66	78	50
Changes in other comprehensive gains (losses) from equity method investees, net of $—, $(1) and $(2) tax	—	1	3
Total other comprehensive income (loss)	(93)	(17)	141
Comprehensive income including noncontrolling interests	1,283	2,532	3,261
Comprehensive income attributable to noncontrolling interests	18	103	122
Comprehensive income attributable to Dominion Energy	$1,265	$2,429	$3,139

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.
Consolidated Balance Sheets

At December 31,	2019	2018
(millions)

Assets

Current Assets
Cash and cash equivalents	$166	$268
Customer receivables (less allowance for doubtful accounts of $20 and $14)	2,278	1,749
Other receivables (less allowance for doubtful accounts of $3 and $4 (1)	367	331
Inventories:
Materials and supplies	1,193	1,039
Fossil fuel	412	287
Gas stored	137	92
Prepayments	328	265
Regulatory assets	879	496
Other	328	634
Total current assets	6,088	5,161
Investments
Nuclear decommissioning trust funds	6,192	4,938
Investment in equity method affiliates	1,646	1,278
Other	379	344
Total investments	8,217	6,560
Property, Plant and Equipment
Property, plant and equipment	97,466	76,578
Accumulated depreciation, depletion and amortization	(28,384)	(22,018)
Total property, plant and equipment, net	69,082	54,560
Deferred Charges and Other Assets
Goodwill	8,946	6,410
Pension and other postretirement benefit assets	1,708	1,279
Intangible assets, net	791	670
Regulatory assets	7,687	2,676
Other	1,304	598
Total deferred charges and other assets	20,436	11,633
Total assets	$103,823	$77,914

(1)	See Note 9 for amounts attributable to related parties.

At December 31,	2019	2018
(millions)

Liabilities and Equity

Current Liabilities
Securities due within one year	$3,162	$3,624
Credit facility borrowings	—	73
Short-term debt	911	334
Accounts payable	1,115	914
Accrued interest, payroll and taxes	1,323	836
Regulatory liabilities	497	356
Reserves for SCANA legal proceedings	696	—
Other (1)	2,235	1,510
Total current liabilitie s	9,939	7,647
Long-Term Debt
Long-term debt	30,313	26,293
Junior subordinated notes	3,406	3,430
Remarketable subordinated notes	—	1,386
Finance leases	105	35
Total long-term debt	33,824	31,144
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,277	5,116
Regulatory liabilities	11,001	6,840
Asset retirement obligations	4,866	2,250
Pension and other postretirement benefit liability	2,366	2,328
Other (1)	1,517	541
Total deferred credits and other liabilities	26,027	17,075
Total liabilities	69,790	55,866
Commitments and Contingencies (see Note 23)
Equity
Preferred stock (See Note 19)	2,387	—
Common stock – no par (2)	23,824	12,588
Retained earnings	7,576	9,219
Accumulated other comprehensive loss	(1,793)	(1,700)
Total shareholders’ equity	31,994	20,107
Noncontrolling interests	2,039	1,941
Total equity	34,033	22,048
Total liabilities and equity	$103,823	$77,914

(1)	See Note 9 for amounts attributable to related parties.

(2)	1.8 billion shares authorized; 838 million shares and 681 million shares outstanding at December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.
Consolidated Statements of Equity

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)

December 31, 2016			628	$8,550	$6,854	$ (799)	$14,605	$ 2,235	$16,840
Net income including noncontrolling interests					2,999		2,999	121	3,120
Contributions from NRG to Four Brothers and Three Cedars							—	9	9
Issuance of common stock			17	1,302			1,302		1,302
Sale of Dominion Energy Midstream common units—net of offering costs							—	18	18
Stock awards (net of change in unearned compensation)				22			22		22
Dividends ($3.035 per common share) and distributions					(1,931)		(1,931)	(156)	(2,087)
Other comprehensive income, net of tax						140	140	1	141
Other				(9)	14		5		5
December 31, 2017			645	$9,865	$7,936	$ (659)	$17,142	$ 2,228	$19,370
Cumulative-effect of changes in accounting principles				(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests					2,447		2,447	102	2,549
Issuance of common stock			36	2,461			2,461		2,461
Sale of Dominion Energy Midstream common units—net of offering costs							—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream				375			375	(375)	—
Stock awards (net of change in unearned compensation)				22			22		22
Dividends ($3.34 per common share) and distributions					(2,185)		(2,185)	(146)	(2,331)
Other comprehensive income (loss), net of tax						(18)	(18)	1	(17)
Other				(8)	(8)		(16)		(16)
December 31, 2018			681	$12,588	$9,219	$(1,700)	$20,107	$ 1,941	$22,048
Net income including noncontrolling interests					1,358		1,358	18	1,376
Issuance of Stock	2	2,387	39	3,014			5,401		5,401
Stock purchase contract component of 2019 Equity Units				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Sale of interest in Cove Point				476			476	1,386	1,862
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (See Note 19)					(17)		(17)		(17)
Common dividends ($3.67 per common share) and distributions					(2,983)		(2,983)	(85)	(3,068)
Other comprehensive loss, net of tax						(93)	(93)		(93)
Other				(13)	(1)		(14)		(14)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$ 2,039	$34,033

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements

Dominion Energy, Inc.
Consolidated Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
(millions)

Operating Activities
Net income including noncontrolling interests	$1,376	$2,549	$3,120
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,977	2,280	2,202
Deferred income taxes and investment tax credits	216	517	(3)
Proceeds from assignment of tower rental portfolio	—	—	91
Contribution to pension plan	(21)	—	(75)
Provision for refunds and rate credits to electric utility customers	800	77	—
Impairment of assets and other charges	1,333	395	15
Charge related to a voluntary retirement program	320	—	—
Gains on sales of assets and equity method investments	(167)	(1,006)	(148)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(626)	102	(117)
Charges associated with equity method investments	—	—	158
Charge (revision) for future ash pond and landfill closure costs	(113)	81	—
Other adjustments	(5)	19	33
Changes in:
Accounts receivable	(71)	(110)	(103)
Inventories	(90)	(29)	15
Deferred fuel and purchased gas costs, net	195	(247)	(71)
Prepayments	(225)	(51)	(62)
Accounts payable	(225)	67	(89)
Accrued interest, payroll and taxes	(78)	(12)	64
Customer deposits	(101)	54	15
Margin deposit assets and liabilities	60	—	(10)
Net realized and unrealized changes related to derivative activities	43	181	44
Asset retirement obligations	41	(35)	(94)
Pension and other postretirement benefits	(148)	(114)	(177)
Other operating assets and liabilities	(287)	55	(306)
Net cash provided by operating activities	5,204	4,773	4,502
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,980)	(4,254)	(5,504)
Cash and restricted cash acquired in the SCANA Combination	389	—	—
Acquisition of solar development projects	(341)	(151)	(405)
Proceeds from sales of securities	1,712	1,804	1,831
Purchases of securities	(1,749)	(1,894)	(1,940)
Proceeds from sales of assets and equity method investments	447	2,542	138
Contributions to equity method affiliates	(209)	(428)	(370)
Distributions from equity method affiliates	9	36	275
Other	100	(13)	33
Net cash used in investing activities	(4,622)	(2,358)	(5,942)
Financing Activities
Issuance (repayment) of short-term debt, net	404	(2,964)	143
Issuance of short-term notes	3,000	1,450	—
Repayment and repurchase of short-term notes	(3,000)	(1,450)	(250)
Credit facility borrowings	—	73	—
Repayment of credit facility borrowings	(113)	—	—
Issuance and remarketing of long-term debt	4,374	6,362	3,880
Repayment and repurchase of long-term debt (including redemption premiums)	(9,116)	(5,682)	(1,572)
Proceeds from sale of interest in Cove Point	2,078	—	—
Net proceeds from issuance of Dominion Energy Midstream common units	—	4	18
Issuance of 2019 Equity Units	1,582	—	—
Issuance of Series B Preferred Stock	791	—	—
Issuance of common stock	2,515	2,461	1,302
Common dividend payments	(2,983)	(2,185)	(1,931)
Other	(236)	(278)	(287)
Net cash provided by (used in) financing activities	(704)	(2,209)	1,303
Increase (decrease) in cash, restricted cash and equivalents	(122)	206	(137)
Cash, restricted cash and equivalents at beginning of period	391	185	322
Cash, restricted cash and equivalents at end of period	$269	$391	$185
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,643	$1,362	1,083
Income taxes	106	89	9
Significant noncash investing and financing activities: (1)(2)(3)(4)(5)
Accrued capital expenditures	555	307	343
Leases (6)	157	—	—
Receivables from sales of assets and equity method investments	5	159	—
Guarantee provided by equity method affiliate	—	—	30

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.

(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.

(3)	See Note 5 for noncash activities related to the sale of a noncontrolling interest in Cove Point.

(4)	See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Wrangler.

(5)
See Notes 18,19 and 20 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream, the remarketing of RSNs, the issuance of stock purchase contracts associated with the 2019 Equity Units and the contribution of stock to Dominion Energy’s qualified defined benefit pension plan.

(6)	Includes $113 million of finance leases and $44 million of operating leases.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Virginia Electric and Power Company
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries (“Virginia Power”) at December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Richmond, Virginia
February 28, 2020
We have served as Virginia Power’s auditor since 1988.

Virginia Electric and Power Company
Consolidated Statements of Income

Year Ended December 31,	2019	2018	2017
(millions)

Operating Revenue (1)	$8,108	$7,619	$7,556
Operating Expenses
Electric fuel and other energy-related purchases (1)	2,178	2,318	1,909
Purchased electric capacity	40	122	6
Other operations and maintenance:
Affiliated suppliers	367	305	309
Other	1,376	1,371	1,169
Depreciation and amortization	1,223	1,132	1,141
Other taxes	328	300	290
Impairment of assets and other charges	757	—	—
Total operating expenses	6,269	5,548	4,824
Income from operations	1,839	2,071	2,732
Other income	98	22	76
Interest and related charges (1)	524	511	494
Income from operations before income tax expense	1,413	1,582	2,314
Income tax expense	264	300	774
Net Income	$1,149	$1,282	$1,540

(1)	See Note 25 for amounts attributable to affiliates.
The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company
Consolidated Statements of Comprehensive Income

Year Ended December 31,	2019	2018	2017
(millions)

Net Income	$1,149	$1,282	$1,540
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $8, $(1) and $3 tax	(22)	1	(5)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $(2), $— and $(16) tax	5	—	24
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $—, $— and $— tax	1	1	1
Net realized (gains) losses on nuclear decommissioning trust funds, net of $1, $— and $3 tax	(1)	—	(4)
Other comprehensive income (loss)	(17)	2	16
Comprehensive income	$1,132	$1,284	$1,556
The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company
Consolidated Balance Sheets

At December 31,	2019	2018
(millions)

Assets

Current Assets
Cash and cash equivalents	$17	$29
Customer receivables (less allowance for doubtful accounts of $9 at both dates)	1,163	999
Other receivables (less allowance for doubtful accounts of $2 and $3)	106	76
Affiliated receivables	27	101
Inventories (average cost method):
Materials and supplies	549	550
Fossil fuel	324	287
Prepayments	27	28
Regulatory assets	433	424
Other (1)	30	77
Total current assets	2,676	2,571

Investments
Nuclear decommissioning trust funds	2,881	2,369
Other	3	3
Total investments	2,884	2,372

Property, Plant and Equipment
Property, plant and equipment	47,038	44,524
Accumulated depreciation and amortization	(14,156)	(14,003)
Total property, plant and equipment, net	32,882	30,521

Deferred Charges and Other Assets
Pension and other postretirement benefit assets (1)	287	254
Intangible assets, net	271	250
Regulatory assets	1,863	737
Other (1)	565	175
Total deferred charges and other assets	2,986	1,416
Total assets	$41,428	$36,880

(1)	See Note 25 for amounts attributable to affiliates.

At December 31,	2019	2018
(millions)

Liabilities And Common Shareholder’s Equity

Current Liabilities
Securities due within one year	$4	$350
Short-term debt	243	314
Accounts payable	334	339
Payables to affiliates	210	209
Affiliated current borrowings	107	224
Accrued interest, payroll and t axes	253	248
Asset retirement obligations	340	245
Regulatory liabilities	167	299
Derivative liabilities (1)	243	25
Customer deposits	121	121
Other current liabilities	450	441
Total current liabilities	2,472	2,815
Long-Term Debt
Long-term debt	12,325	11,320
Finance leases	16	1
Total long-term debt	12,341	11,321
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,962	3,017
Asset retirement obligations	3,241	1,200
Regulatory liabilities	5,074	4,647
Pension and other postretirement benefit liability (1)	782	632
Other (1)	567	201
Total deferred credits and other liabilities	12,626	9,697
Total liabilities	27,439	23,833
Commitments and Contingencies (see Note 23)
Common Shareholder’s Equity
Common stock – no par (2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	7,167	6,208
Accumulated other comprehensive loss	(29)	(12)
Total common shareholder’s equity	13,989	13,047
Total liabilities and shareholder’s equity	$41,428	$36,880

(1)	See Note 25 for amounts attributable to affiliates.

(2)	500,000 shares authorized; 274,723 shares outstanding at December 31, 2019 and 2018.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company
Consolidated Statements of Common Shareholder’s Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(millions, except for shares)	(thousands)

December 31, 2016	275	$5,738	$1,113	$4,968	$ 46	$11,865
Net income				1,540		1,540
Dividends				(1,199)		(1,199)
Other comprehensive income, net of tax					16	16
Other				2		2
December 31, 2017	275	5,738	1,113	5,311	62	12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				1,282		1,282
Dividends				(464)		(464)
Other comprehensive income, net of tax					2	2
December 31, 2018	275	5,738	1,113	6,208	(12)	13,047
Net income				1,149		1,149
Dividends				(190)		(190)
Other comprehensive loss, net of tax					(17)	(17)
December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company
Consolidated Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
(millions)

Operating Activities
Net income	$1,149	$1,282	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,392	1,309	1,333
Deferred income taxes and investment tax credits	(80)	224	269
Proceeds from assignment of rental portfolio	—	—	91
Charge (revision) for future ash pond and landfill closure costs	(113)	81	—
Impairment of assets and other charges	624	—	—
Provision for rate credits to customers	—	77	—
Charge related to a voluntary retirement program	116	—	—
Other adjustments	(86)	(21)	(36)
Changes in:
Accounts receivable	(196)	(60)	(27)
Affiliated receivables and payables	75	(14)	125
Inventories	(56)	13	3
Prepayments	1	(1)	3
Deferred fuel expenses, net	243	(269)	(59)
Accounts payable	(31)	(26)	(42)
Accrued interest, payroll and taxes	5	(8)	17
Net realized and unrealized changes related to derivative activities	21	119	13
Asset retirement obligations	51	(54)	(88)
Other operating assets and liabilities	(331)	188	(181)
Net cash provided by operating activities	2,784	2,840	2,961
Investing Activities
Plant construction and other property additions	(2,642)	(2,228)	(2,496)
Purchases of nuclear fuel	(157)	(173)	(192)
Acquisition of solar development projects	(182)	(141)	(41)
Proceeds from sales of securities	858	887	849
Purchases of securities	(905)	(925)	(884)
Other	(37)	(63)	(41)
Net cash used in investing activities	(3,065)	(2,643)	(2,805)
Financing Activities
Issuance (repayment) of short-term debt, net	(71)	(228)	477
Issuance (repayment) of affiliated current borrowings, net	(117)	191	(229)
Issuance and remarketing of long-term debt	1,248	1,300	1,500
Repayment and repurchase of long-term debt	(591)	(964)	(681)
Common dividend payments to parent	(190)	(464)	(1,199)
Other	(12)	(18)	(11)
Net cash provided by (used in) financing activities	267	(183)	(143)
Increase (decrease) in cash, restricted cash and equivalents	(14)	14	13
Cash, restricted cash and equivalents at beginning of year	38	24	11
Cash, restricted cash and equivalents at end of year	$24	$38	$24
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$495	$498	$458
Income taxes	272	128	362
Significant noncash investing and financing activities: (1)
Accrued capital expenditures	292	204	169
Leases (2)	55	—	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	Includes $20 million of finance leases and $35 million of operating leases.
The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dominion Energy Gas Holdings, LLC
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dominion Energy Gas Holdings, LLC (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries (“Dominion Energy Gas”) at December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy Gas at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Richmond, Virginia
February 28, 2020
We have served as Dominion Energy Gas’ auditor since 2012.

Dominion Energy Gas Holdings, LLC
Consolidated Statements of Income

Year Ended December 31,	2019	2018	2017
(millions)

Operating Revenue (1)	$2,169	$1,996	$1,523
Operating Expenses
Purchased (excess) gas (1)	7	(10)	109
Other energy-related purchases	2	4	4
Other operations and maintenance:
Affiliated suppliers	168	132	123
Other (1)	556	584	449
Depreciation and amortization	367	333	242
Other taxes	154	120	99
Impairment of assets and related charges	13	163	15
Gains on sales of assets	(2)	(117)	(70)
Total operating expenses	1,265	1,209	971
Income from continuing operations	904	787	552
Earnings from equity method investees	43	54	47
Other income	166	89	62
Interest and related charges (1)	311	174	60
Income from continuing operations before income tax expense	802	756	601
Income tax expense (benefit)	101	124	(65)
Net Income from Continuing Operations	701	632	666
Net Income from discontinued operations (2)	141	24	163
Net Income including noncontrolling interests	842	656	829
Noncontrolling interests	121	175	126
Net Income Attributable to Dominion Energy Gas	$721	$481	$703

(1)	See Note 25 for amounts attributable to related parties.

(2)	Includes income tax expense of $33 million, less than $1 million and $91 million in 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

Dominion Energy Gas Holdings, LLC
Consolidated Statements of Comprehensive Income

Year Ended December 31,	2019	2018	2017
(millions)

Net Income including noncontrolling interests	$842	$656	$829
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $22, $5 and $(3) tax	(61)	(16)	6
Changes in net unrecognized pension benefit (costs) , net of $(13), $20 and $(8) tax	33	(52)	20
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(2), $(7) and $2 tax	5	19	(4)
Net pension and other postretirement benefit costs, net of $(2), $(2) and $(2) tax	5	4	4
Total other comprehensive income (loss)	(18)	(45)	26
Comprehensive income including noncontrolling interests	824	611	855
Comprehensive income attributable to noncontrolling interests	120	175	127
Comprehensive income attributable to Dominion Energy Gas	$704	$436	$728
The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

Dominion Energy Gas Holdings, LLC
Consolidated Balance Sheets

At December 31,	2019	2018
(millions)

Assets
Current Assets
Cash and cash equivalents	$27	$99
Customer receivables (less allowance for doubtful accounts of $2 and less than $1) (1)	173	187
Other receivables (1)	26	18
Affiliated receivables	362	319
Affiliated notes receivable	—	819
Inventories:
Materials and supplies	120	95
Gas stored	2	2
Prepayments	73	77
Gas imbalances (1)	52	187
Current assets of discontinued operations	—	444
Other	23	101
Total current assets	858	2,348
Investments
Affiliated notes receivables	3,437	4,317
Investment in equity method affiliates	312	339
Total investments	3,749	4,656
Property, Plant and Equipment
Property, plant and equipment	15,166	14,700
Accumulated depreciation and amortization	(3,538)	(3,219)
Total property, plant and equipment, net	11,628	11,481
Deferred Charges and Other Assets
Goodwill	1,471	1,471
Intangible assets, net	106	115
Pension and other postretirement benefit assets (1)	840	705
Regulatory assets	40	52
Other (1)	92	74
Total deferred charges and other assets	2,549	2,417
Noncurrent Assets of Discontinued Operations	—	5,849
Total assets	$18,784	$26,751

(1)	See Note 25 for amounts attributable to related parties.

At December 31,	2019	2018
(millions)

Liabilities and Equity

Current Liabilities
Securities due within one year	$700	$748
Credit facility borrowings	—	73
Short-term debt	62	10
Accounts payable	59	76
Payables to affiliates	82	124
Affiliated current borrowings	260	3,097
Accrued interest, payroll and taxe s	128	116
Current liabilities of discontinued operations	—	1,273
Other (1)	161	238
Total current liabilities	1,452	5,755
Long-Term Debt
Long-term debt	4,821	7,022
Finance leases	5	—
Total Long-Term Debt	4,826	7,022
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,288	1,330
Regulatory liabilities	800	765
Other	189	118
Total deferred credits and other liabilities	2,277	2,213
Noncurrent Liabilities of Discontinued Operations	—	2,896
Total liabilities	8,555	17,886
Commitments and Contingencies (see Note 23)
Equity
Predecessor equity	—	1,804
Membership interests	9,031	4,566
Accumulated other comprehensive loss	(187)	(169)
Total members’ equity	8,844	6,201
Noncontrolling interests	1,385	2,664
Total equity	10,229	8,865
Total liabilities and equity	$18,784	$26,751

(1)	See Note 25 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

Dominion Energy Gas Holdings, LLC
Consolidated Statements of Equity

	Predecessor Equity	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity	Noncontrolling Interests	Total
(millions)

December 31, 2016	$ 1,438	$3,659	$(123)	$4,974	$ 2,713	$7,687
Net income including noncontrolling interests	88	615		703	126	829
Sale of Dominion Energy Midstream common units—net of offering costs				—	18	18
Dividends and distributions	(19)	(15)		(34)	(87)	(121)
Distributions to noncontrolling interests	(193)			(193)	193	—
Equity contributions from Dominion Energy	44			44	7	51
Other comprehensive income, net of tax			25	25	1	26
Other	3	2		5		5
December 31, 2017	1,361	4,261	(98)	5,524	2,971	8,495
Cumulative-effect of changes in accounting principles		29	(26)	3		3
Net income including noncontrolling interests	180	301		481	175	656
Sale of Dominion Energy Midstream common units—net of offering costs				—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream	375			375	(375)	—
Dividends and distributions	(133)	(25)		(158)	(138)	(296)
Distributions to noncontrolling interests	(27)			(27)	27
Equity contributions from Dominion Energy	48			48		48
Other comprehensive loss, net of tax			(45)	(45)		(45)
December 31, 2018	1,804	4,566	(169)	6,201	2,664	8,865
Net income including noncontrolling interests	232	489		721	121	842
Acquisition of public interest in Dominion Energy Midstream	1,181			1,181	(1,221)	(40)
Dividends and distributions	(457)			(457)	(179)	(636)
Equity contributions from Dominion Energy	3,385			3,385		3,385
Dominion Energy Gas Restructuring	(6,145)	3,978	(1)	(2,168)		(2,168)
Other comprehensive loss, net of tax			(17)	(17)	(1)	(18)
Other		(2)		(2)	1	(1)
December 31, 2019	$ —	$9,031	$(187)	$8,844	$ 1,385	$10,229

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

Dominion Energy Gas Holdings, LLC
Consolidated Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
(millions)

Operating Activities
Net Income including noncontrolling interests	$842	$656	$829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	424	328
Deferred income taxes and investment tax credits	(3)	380	(19)
Charge related to a voluntary retirement program	20	—	—
Gains on sales of assets	(7)	(109)	(70)
Impairment of assets and related charges	13	385	15
Other adjustments	69	21	14
Changes in:
Accounts receivable	69	(101)	(4)
Affiliated receivables and payables	(51)	(310)	26
Inventories	(50)	(28)	(5)
Prepayments	59	(23)	(20)
Accounts payable	(109)	1	(7)
Accrued interest, payroll and taxes	(52)	22	26
Pension and other postretirement benefits	(142)	(153)	(143)
Other operating assets and liabilities	(37)	30	(13)
Net cash provided by operating activities	1,066	1,195	957
Investing Activities
Plant construction and other property additions	(704)	(1,109)	(1,815)
Loan to Dominion Energy	(1,757)	—	—
Loan to East Ohio	(115)	—	—
Loan to Dominion Energy from Cove Point	—	(2,986)	—
Repayment of loan by Dominion Energy to Cove Point	2,986	—	—
Repayment of loan to East Ohio	115	—	—
Repayment of affiliated notes receivable, net	647	—	32
Proceeds from assignments of shale development rights	—	109	70
Other	(22)	(20)	(27)
Net cash provided by (used in) investing activities	1,150	(4,006)	(1,740)
Financing Activities
Issuance (repayment) of short-term debt, net	52	(619)	169
Issuance (repayment) of affiliated current borrowings, net	(2,837)	291	628
Issuance of long-term debt	1,500	3,750	—
Issuance of affiliated long-term debt	395	—	—
Repayment of long-term debt	(3,750)	(255)	—
Repayment of affiliated long-term debt	(395)	—	—
Credit facility borrowings	—	73	—
Repayment of credit facility borrowings	(73)	—	—
Net proceeds from sale of Dominion Energy Midstream common units	—	4	18
Contributions from Dominion Energy	3,385	25	25
Dividends and distributions	(636)	(296)	(121)
Other	(16)	(21)	—
Net cash provided by (used in) financing activities	(2,375)	2,952	719
Increase (decrease) in cash, restricted cash and cash equivalents	(159)	141	(64)
Cash, restricted cash and equivalents at beginning of year	198	57	121
Cash, restricted cash and equivalents at end of year	$39	$198	$57
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$291	$162	$55
Income taxes	65	79	11
Significant noncash investing and financing activities: (1)(2)
Accrued capital expenditures	25	59	69
Equity contributions from Dominion Energy	—	23	26
Finance leases	6	—	—

(1)	See Note 2 for noncash investing and financing activities related to the adoption of a new accounting standard for lease arrangements.
(2)	See Notes 3 and 25 for noncash investing and financing activities related to the Dominion Energy Gas Restructuring and related-party transactions.
The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Combined Notes to Consolidated Financial Statements

Note 1. Nature Of Operations
Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Dominion Energy’s operations also include DESC, an equity investment in Atlantic Coast Pipeline and regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. Dominion Energy’s nonregulated operations include merchant generation and retail energy marketing operations. See Note 3 for a description of operations acquired in the SCANA Combination.
Beginning December 2019, Dominion Energy manages its daily operations through five primary operating segments: Dominion Energy Virginia, Gas Transmission & Storage, Gas Distribution, Dominion Energy South Carolina and Contracted Generation. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources.
Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into the PJM wholesale electricity markets. All of Virginia Power’s stock is owned by Dominion Energy.
Beginning in December 2019, Virginia Power manages its daily operations through one primary operating segment: Dominion Energy Virginia. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.
Dominion Energy Gas is a holding company that conducts business activities through FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the eastern and Rocky Mountain regions of the U.S., as well as the Cove Point LNG Facility. In addition, Dominion Energy Gas owns a 50% noncontrolling interest in both Iroquois and White River Hub. See Note 3 for more information on the Dominion Energy Gas Restructuring. All of Dominion Energy Gas’ membership interests are held by Dominion Energy.
Beginning in December 2019, Dominion Energy Gas manages its daily operations through one primary operating segment: Gas Transmission & Storage. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy’s basis in the net assets contributed. In addition, Corporate and Other includes the net impact of discontinued operations, which is discussed in Note 3.
See Note 26 for further discussion of the Companies’ operating segments.
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
The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned
entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At December 31, 2019 Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. In August 2018, NRG’s ownership interest in Four Brothers and Three Cedars was transferred to GIP. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy’s merchant solar projects, Brookfield’s 25% interest in Cove Point and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain merchant projects upon the occurrence of certain events, none of which are expected to occur in 2020. Brookfield’s
25
% interest in Cove Point and the public’s ownership interest in Dominion Energy Midstream (through January 2019)

are
 reflected as noncontrolling interest in Dominion Energy Gas’ Consolidated Financial Statements.
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
Dominion Energy maintains pension and other postretirement benefit plans. Virginia Power and Dominion Energy Gas participate in certain of these plans. See Note 22 for further information on these plans.
Certain amounts in the Companies’ 2018 and 2017 Consolidated Financial Statements and Notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.
Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable.
Operating Revenue
Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts

Combined Notes to Consolidated Financial Statements, Continued

yet to be billed to customers. Dominion Energy and Virginia Power collect sales, consumption and consumer utility taxes and Dominion Energy Gas collects sales taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2019 and 2018 included $896 million and $626 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2019 and 2018 included $512 million and $392 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. Dominion Energy Gas’ customer receivables at December 31, 2019 and 2018 included $104 million and $101 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.
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

98

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

The primary types of sales and service activities reported as operating revenue for Dominion Energy Gas, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:
Revenue from Contracts with Customers

•	Regulated gas sales—wholesale consist primarily of sales of natural gas to wholesale customers as permitted by FERC under DETI’s operating tariff;

•	Nonregulated gas sales consist primarily of sales of gas purchased from third parties and royalty revenues;

•	Regulated gas transportation and storage sales consist of FERC-regulated sales of transmission and storage services;

•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services

•	Management service revenue consists primarily of services performed for Atlantic Coast Pipeline;

•	Other regulated revenue consists primarily of miscellaneous regulated revenues; and

•	Other nonregulated revenue consists primarily of miscellaneous service revenue.

Other Revenue

•	Other revenue consists primarily of gains and losses from derivative instruments not subject to hedge accounting.

The primary types of sales and service activities reported as operating revenue for Dominion Energy Gas, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:
•	Regulated gas sales consisted primarily of sales of natural gas to wholesale customers as permitted by FERC under DETI’s operating tariff;

•
Nonregulated gas sales
consisted primarily of sales of natural gas production at market-based rates and contracted fixed prices and sales of gas purchased from third parties. Revenue from sales of gas production was recognized based on actual volumes of gas sold to purchasers and was reported net of royalties;

•	Gas transportation and storage sales consisted primarily of FERC-regulated sales of transmission and storage services; and

•	Other revenue consisted primarily of miscellaneous service revenue, gas processing and handling revenue.

O
perating

revenue for East Ohio and DGP consists primarily of state-regulated natural gas sales and related distribution services, state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of NGL gathering and processing activities, and is included in net income from discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income

through November 6, 2019.
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
Revenues from electric and gas sales are recognized over time, as the customers of the Companies consume gas and electricity as it is delivered. Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services are also stand-ready service contracts, primarily consisting of fixed fees, offset by service credits associated with the start-up
phase of the Liquefaction Facility. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Dominion Energy and Dominion Energy Gas have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Sales of products and services, including NGLs, typically transfer control and are recognized as revenue upon delivery of the product or service. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.
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
The Companies maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2019 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a

Combined Notes to Consolidated Financial Statements, Continued

result of counterparty nonperformance. Effective January 2020, expected credit losses will be estimated and recorded based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets held at amortized cost as well as expected credit losses on commitments with respect to financial guarantees.
Electric Fuel, Purchased Energy and Purchased
Gas-Deferred
Costs
Where permitted by regulatory authorities, the differences between Dominion Energy and Virginia Power’s actual electric fuel and purchased energy expenses and Dominion Energy and Dominion Energy Gas’ purchased gas expenses and the related levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. The deferral of costs in excess of current period fuel rate recovery is recognized as a regulatory asset, while rate recovery in excess of current period fuel expenses is recognized as a regulatory liability.
Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2019, approximately 84% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms.
Virtually all of East Ohio, Questar Gas, Hope, DESC and PSNC’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.
Income Taxes
A consolidated federal income tax return is filed for Dominion Energy and its subsidiaries, including Virginia Power and Dominion Energy Gas’ subsidiaries. In addition, where applicable, combined income tax returns for Dominion Energy and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed.
Although Dominion Energy Gas and certain of its subsidiaries are disregarded for income tax purposes, a provision for income taxes is recognized to reflect the inclusion of its business activities in the tax returns of its parent, Dominion Energy. Virginia Power and Dominion Energy Gas participate in intercompany tax sharing agreements with Dominion Energy and its subsidiaries. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.
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
Interest expense for the Companies was immaterial in 2019 and 2018. Dominion Energy and Virginia Power both recognized interest income of $11 million in 2017. Dominion Energy Gas’ interest was immaterial in 2017. The Companies’ penalties were immaterial in 2019, 2018 and 2017.

At December 31, 2019, Virginia Power had an income
tax-related
affiliated payable of $35 million, comprised of $15 million of federal income taxes and $20 million of state income taxes due to Dominion Energy. Dominion Energy Gas also had a net affiliated receivable of $209 million due from Dominion Energy, representing $212 million of federal income taxes receivable and $3 million of state income taxes payable to Dominion Energy. The net affiliated receivables are expected to be received from Dominion Energy.
In addition, Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019 included $10 million of state income taxes receivable. State income taxes receivable at Virginia Power were immaterial at December 31, 2019.
At December 31, 2018, Virginia Power had an income
tax-related
affiliated receivable of $36 million, comprised of $34 million of federal income taxes and $2 million of state income taxes due from Dominion Energy. Dominion Energy Gas also had a net affiliated receivable of $271 million due from Dominion Energy, representing $277 million of federal income taxes receivable and $6 million of state income taxes payable to Dominion Energy. Virginia Power’s net affiliated receivables were received from Dominion Energy, and Dominion Energy Gas’ affiliated receivables are expected to be received from Dominion Energy.
In addition, Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2018 included $15 million of state income taxes receivable. State income taxes receivable at Virginia Power were immaterial at December 31, 2018.
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
Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

At December 31,	2019	2018
(millions)
Dominion Energy	$29	$35
Virginia Power	9	16
Dominion Energy Gas	6	7

Restricted Cash and Equivalents
The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits and future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements and on Eagle Solar’s senior note agreement.
The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
(millions)
Dominion Energy
Cash and cash equivalents	$166	$268	$120	$261
Restricted cash and equivalents (1)	103	123	65	61
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$269	$391	$185	$322
Virginia Power
Cash and cash equivalents	$ 17	$ 29	$ 14	$ 11
Restricted cash and equivalents (1)	7	9	10	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$ 24	$ 38	$ 24	$ 11
Dominion Energy Gas
Cash and cash equivalents (2)	$ 27	$108	$ 18	$ 76
Restricted cash and equivalents (1)	12	90	39	45
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$ 39	$198	$ 57	$121

(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

(2)	At December 31, 2018, 2017 and 2016, Dominion Energy Gas had $9 million, $3 million and $14 million of cash and cash equivalents included in current assets of discontinued operations, respectively.

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

Combined Notes to Consolidated Financial Statements, Continued

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
The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $42 million and $95 million associated with cash collateral at December 31, 2019 and 2018, respectively. Dominion Energy’s margin liabilities of $2 million and less than $1 million associated with cash collateral at December 31, 2019 and 2018, respectively. Virginia Power had margin assets of less than $1 million associated with cash collateral at December 31, 2019. Virginia Power had no margin assets associated with cash collateral at December 31, 2018 and no margin liabilities associated with cash collateral at December 31, 2019 and 2018. Dominion Energy Gas had no margin assets or liabilities associated with cash collateral at December 31, 2019 and 2018. See Note 7 for further information about derivatives.
To manage price risk, the Companies hold derivative instruments that are not designated as hedges for accounting purposes. However, to the extent the Companies do not hold offsetting positions for such derivatives, they believe these instruments represent economic hedges that mitigate their exposure to fluctuations in commodity prices. All income statement activity, including amounts realized upon settlement, is presented in operating revenue, operating expenses, interest and related charges or other income based on the nature of the underlying risk.
Changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities for jurisdictions subject to cost-based rate regulation. Realized gains or losses on the derivative instruments are generally recognized when the related transactions impact earnings.
Derivative Instruments Designated as Hedging Instruments
In accordance with accounting guidance pertaining to derivatives and hedge accounting, the Companies designate a portion of their derivative instruments as either cash flow or fair value hedges for accounting purposes. For derivative instruments that are accounted for as cash flow hedges or fair value hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.
Cash Flow Hedges
-A majority of the Companies’ hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of electricity, natural gas and NGLs. The Companies also use interest rate swaps to hedge their exposure to variable interest rates on long-term debt as well as foreign currency swaps to hedge their exposure to interest payments denominated in Euros. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.
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
Fair Value Hedges
-Dominion Energy has also designated interest rate swaps as fair value hedges on certain fixed rate long-term debt to manage interest rate exposure. For fair value hedge transactions, changes in the fair value of the derivative are generally offset currently in earnings by the recognition of changes in the hedged item’s fair value. Hedge accounting is discontinued if the hedged item no longer qualifies for hedge accounting. See Note 6 for further information about fair value measurements and associated valuation methods for derivatives. See Note 7 for further information on derivatives.
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
In 2019, 2018 and 2017, Dominion Energy capitalized interest costs and AFUDC to property, plant and equipment of $89 million, $134 million and $236 million, respectively. In 2019, 2018 and 2017, Virginia Power capitalized AFUDC to property, plant and equipment of $34 million, $56 million and $37 million, respectively. In 2019, 2018 and 2017, Dominion Energy Gas capitalized AFUDC to property, plant and equipment of $31 million, $25 million and $34 million, respectively.
Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2019, 2018 and 2017, Virginia Power recorded $11 million, $4 million and $22 million of AFUDC related to these projects, respectively.
For property subject to
cost-of-service
rate regulation, including Dominion Energy and Virginia Power electric distribution, electric transmission and generation property, Dominion Energy natural gas distribution and Dominion Energy Gas natural gas transmission property, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service
rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service
when it becomes probable it will be abandoned and recorded as a regulatory asset for amounts expected to be collected through future rates.
In 2019, Virginia Power had the following charges, primarily recorded in impairment of assets and other charges in the Consolidated Statements of Income
 (reflected in the Corporate and Other segment),
related to early retirements:
•	In January 2019, Virginia Power committed to a plan to retire certain automated metering reading infrastructure associated with its electric operations before the end of its estimated useful life and replace such equipment with more current AMI technology. As a result, Virginia Power recorded a charge of $160 million ($119 million after-tax).
This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13.

•	In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station will be retired after it meets its capacity obligation to PJM in 2021. As a result, Virginia Power recorded a charge of $346 million ($257 million after-tax
). This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13.

•	In May 2019, Virginia Power abandoned a coal rail project at its Mt. Storm generating facility. As a result, Virginia Power recorded a charge of $62 million ($46 million after-tax).

•	In September 2019, Dominion Energy and Virginia Power abandoned certain property, plant and equipment before the end of its useful life. As a result, Dominion Energy recorded a charge of $26 million ($19 million after-tax)
and Virginia Power recorded a charge of $17 million ($12 million after-tax).

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
Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2019	2018	2017
(percent)
Dominion Energy
Generation	2.84	2.71	2.94
Transmission	2.47	2.54	2.55
Distribution	2.80	2.97	3.00
Storage	2.40	2.40	2.48
General and other	4.04	4.20	4.38

Virginia Power
Generation	2.94	2.71	2.94
Transmission	2.54	2.52	2.54
Distribution	3.14	3.31	3.32
General and other	4.40	4.52	4.68

Dominion Energy Gas (1)
Transmission	2.43	2.66	2.67
Storage	2.53	2.42	2.51
General and other	4.59	4.18	5.08

(1)	Excludes rates for depreciation reported as discontinued operations.

Virginia Power expects to receive an updated depreciation study for its nuclear plants in the first quarter
 of 2020, which is anticipated to reflect lower depreciation rates as a result of expected approval of license extensions from the NRC.
In 2018, Virginia Power revised depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements. For the year ended December 31, 2018, this adjustment resulted in a decrease of $60 million ($44 million after-tax)
in depreciation expense in Virginia Power’s Consolidated Statement of Income and an increase to Dominion Energy’s EPS of $0.07 per share. This change resulted in an annual decrease in depreciation expense of $30 million ($23 million after-tax).
In 2017, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. This change resulted in an increase in annual depreciation expense of $40 million ($25 million after-tax)
for 2017. Additionally, Dominion Energy revised the depreciable lives for its merchant generation assets, excluding Millstone, which resulted in a decrease in annual depreciation expense of $26 million ($16 million after-tax)
for 2017.
Virginia Power’s non-jurisdictional property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 30 years.

Combined Notes to Consolidated Financial Statements, Continued

Capitalized costs of development wells and leaseholds are amortized on a field-by-field
basis using the
unit-of-production
method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.80 and $1.89 per mcfe in 2019 and 2018, respectively.
Dominion Energy’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Merchant generation-nuclear	44 years
Merchant generation-other	15-30 years
Nonutility gas gathering and processing	3-50 years
LNG facility	40 years
General and other	5-59 years

Depreciation and amortization related to Virginia Power and Dominion Energy Gas’ nonutility property, plant and equipment and exploration and production properties was immaterial for the years ended December 31, 2019, 2018 and 2017, except for Dominion Energy Gas’ nonutility LNG facility which is depreciated using the straight-line method over an

estimated useful life of 40 years.
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
Regulatory Assets and Liabilities
The accounting for the Companies’ regulated electric and gas operations differs from the accounting for nonregulated operations in that the Companies are required to reflect the effect of rate regulation in their Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service
rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.
The Companies evaluate whether or not recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on:
•	Orders issued by regulatory commissions, legislation and judicial actions;

•	Past experience;

•	Discussions with applicable regulatory authorities and legal counsel;

•	Forecasted earnings; and

•	Considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters and unplanned outages of facilities.

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. See Notes 12 and 13 to the Consolidated Financial Statements for additional information
Leases
The Companies lease certain assets including vehicles, real estate, office equipment and other operational assets under both operating and finance leases. For the Companies’ operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Companies’ Consolidated Statements of Income. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use
asset in the Companies’ Consolidated Statements of Income.
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
Debt Issuance Costs
The Companies defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as a reduction in long-term debt in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. As permitted by regulatory authorities, gains or losses resulting from the refinancing or redemption of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized.
Investments
Debt and Equity Securities with Readily Determinable Fair Values
Dominion Energy accounts for and classifies investments in debt securities as trading or available-for-sale
securities. Virginia Power classifies investments in debt securities as available-for-sale
securities.
•	Debt securities classified as trading securities include securities held by Dominion Energy in rabbi trusts associated with cer tain deferred compensation plans. These securities are reported in other investments in the Consolidated Balance Sheets at fair value with net realized and unrealized gains and losses included in other income in the Consolidated Statements of Income.
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

Combined Notes to Consolidated Financial Statements, Continued

investee. Dominion Energy and Dominion Energy Gas’ investments are included in investments in equity method affiliates in their Consolidated Balance Sheets. Dominion Energy and Dominion Energy Gas record equity method adjustments in other income and earnings from equity method investees, respectively, in their Consolidated Statements of Income, including their proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.

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
by the issuer and other factors.

Inventories
Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio gas distribution operations, which are valued using the LIFO method. Under the LIFO method, current stored gas inventory was valued at $19 million and $12 million at December 31, 2019 and December 31, 2018, respectively. Based on the average price of gas purchased during 2019 and 2018, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $60 million and $87 million, respectively. As a result of the Dominion Energy Gas
Restructuring, at December 31, 2018, East Ohio’s stored gas inventory is reported in current assets of discontinued operations in the Consolidated Balance Sheets of Dominion Energy Gas.
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
Imbalances due to Dominion Energy and Dominion Energy Gas from other parties are reported in other current assets and gas imbalances, respectively, and imbalances that Dominion Energy and Dominion Energy Gas owe to other parties are reported in other current liabilities in the Consolidated Balance Sheets.
Goodwill
Dominion Energy and Dominion Energy Gas evaluate goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-
likely-than-not
reduce the fair value of a reporting unit below its carrying amount.
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
As a result of adopting this revised accounting guidance, Dominion Energy records offsetting operating revenue and other energy-related purchases for non-cash
consideration of performing processing and fractionation services related to NGLs. Such amounts at Dominion Energy were $107 million, recorded in the Consolidated Statements of Income for the year ended December 31, 2018. No such amounts were recorded during the year ended December 31, 2017. Dominion Energy and Dominion Energy Gas no longer record offsetting operating revenue and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts at Dominion Energy were $111 million and at Dominion Energy Gas were $71 million, recorded in the Consolidated Statements of Income for the year ended December 31, 2017.
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
The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2019. The Companies adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, the Companies utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. The Companies also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no reassessment of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, Dominion Energy, Virginia Power and Dominion Energy Gas recorded $504 million, $209 million and $64 million, respectively, of offsetting right-of-use
assets and liabilities for operating leases in effect at the adoption date. As a result of the Dominion Energy Gas Restructuring, $25 million of such right-of-use
assets and liabilities for operating leases recorded
at Dominion Energy Gas were associated with discontinued operations. See Note 15 for additional information.
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
Tax Reform
In December 2017, the staff of the SEC issued guidance which clarifies accounting for income taxes if information is not yet available or complete and provided for up to a one-year
measurement period in which to complete the required analyses and accounting. The guidance described three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply accounting for income taxes based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax

Combined Notes to Consolidated Financial Statements, Continued

Reform Act being enacted. The Companies have accounted for the effects of the 2017 Tax Reform Act, although additional changes could occur as guidance is issued and finalized as described below. In addition, the major states in which the Companies operate have addressed conformity with some or all of the provisions of the 2017 Tax Reform Act, although some states have modified certain of these provisions.
In August 2018, the U.S. Department of Treasury issued proposed regulations addressing the availability of federal bonus depreciation for the period beginning after September 27, 2017 through December 31, 2017. The application of these changes decreased Dominion Energy’s net operating loss carryforward utilization on its 2017 tax return. The impacts of proposed and final regulations issued in 2019 on the applicability of accelerated depreciation were immaterial at the Companies, as discussed in Note 5.
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

Note 3. Acquisitions And Dispositions
Dominion Energy
Acquisition of SCANA
In January 2019, Dominion Energy issued 95.6 million shares of Dominion Energy common stock, valued at $6.8 billion, representing 0.6690 of a share of Dominion Energy common stock for each share of SCANA common stock, in connection with the completion of the SCANA Combination. SCANA, through its regulated subsidiaries, is primarily engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina and in the distribution of natural gas in North Carolina and South Carolina. In addition, at the closing of the SCANA Combination, SCANA marketed natural gas to retail customers in the southeast U.S. Following completion of the SCANA Combination, SCANA operates as a wholly-owned subsidiary of Dominion Energy. In addition, SCANA’s debt totaled $6.9 billion at closing. The SCANA Combination expanded Dominion Energy’s portfolio of regulated electric generation, transmission and distribution and regulated natural gas distribution infrastructure operations.
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
20-year
period ending in 2039.
Additionally, in the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion, of which $137 million was considered current, representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated
11-year
period. As a result, Dominion Energy’s Consolidated Statement of Income for the year ended December 31, 2019 includes a $756 million after-tax
charge.

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
Other Terms and Conditions

•	DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date earlier than January 2021;
•	PSNC will not file an application for a general rate case with the North Carolina Commission with a requested effective date earlier than April 2021;
•	Dominion Energy has committed to increasing SCANA’s historical level of corporate contributions to charities by $1 million per year over five years;
•	Dominion Energy will maintain DESC and PSNC’s headquarters in Cayce, South Carolina and Gastonia, North Carolina, respectively; and
•	Dominion Energy will seek to minimize reductions in local employment by allowing some DES employees supporting shared and common services functions and activities to be located in Cayce, South Carolina where it makes economic and practical sense to do so.
Purchase Price Allocation
SCANA’s assets acquired and liabilities assumed have been measured at estimated fair value at closing and are included in the Dominion Energy South Carolina, Gas Transmission & Storage and Gas Distribution operating segments. The majority of the operations acquired are subject to the rate setting authority of FERC and the North and South Carolina Commissions and are therefore accounted for pursuant to ASC 980,
Regulated Operations
. The fair values of SCANA’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets and liabilities acquired, nor the unaudited pro forma financial information, reflect any adjustments related to these amounts.
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
The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at closing, which reflects certain adjustments related to income taxes, as discussed in Note 5, from the preliminary valuation recognized during the measurement period.

Amount
(millions)
Total current assets (1)	$1,782
Investments (2)	224
Property, plant and equipment (3)(4)	11,006
Goodwill	2,609
Regulatory assets (5)	3,940
Other deferred charges and other assets, including intangible assets (6)	430
Total Assets	19,991
Total current liabilities (7)	1,556
Long-term debt	6,707
Deferred income taxes	1,068
Regulatory liabilities	2,706
Other deferred credits and other liabilities (8)	1,115
Total Liabilities	13,152
Total purchase price (9)	$6,839

(1)	Includes $389 million of cash, restricted cash and equivalents, of which $115 million is considered restricted.
(2)	Includes $31 million for equity method investments. The fair value adjustment on the equity method investments is considered to be equity method goodwill and is not amortized.
(3)
Includes $105 million of certain property, plant and equipment associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. As a result, Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2019 include a charge of $105 million ($79 million after-tax),
included in impairment of assets and other charges (reflected in the Corporate and Other segment).

(4)	Nonregulated property, plant and equipment, excluding land, will be depreciated on a straight-line basis over the remaining useful lives of such property, primarily ranging from 5 to 78 years.
(5)
Includes $258 million of certain income
tax-related
regulatory assets associated with the NND Project for which Dominion Energy committed to forgo recovery in accordance with the SCANA Merger Approval Order. See Note 5 for additional information.

(6)	Intangible assets have an estimated weighted-average amortization period of approximately five years.
(7)
Includes $40 million outstanding under letters of credit advances, which were repaid in January 2019, as well as $173 million outstanding commercial paper under various credit facilities. As discussed in Note 17, all credit facilities were terminated in 2019.

(8)	Includes a $379 million pension and other postretirement benefit liability.
(9)	Includes stock-based compensation awards with a fair value of $21 million.
Results of Operations and Unaudited Pro Forma Information
The impact of the SCANA Combination on Dominion Energy’s operating revenue and net income attributable to Dominion Energy in the Consolidated Statements of Income was an increase of $3.1 billion and a decrease of $1.1 billion for the year ended December 31, 2019, respectively.

Combined Notes to Consolidated Financial Statements, Continued

Dominion Energy incurred merger and integration-related costs of $646 million in the Consolidated Statements of Income for the year ended December 31, 2019. The amount for the year ended December 31, 2019 includes $427 million for a charge related to a voluntary retirement program. See Note 22 for additional information. Of the remaining merger and integration-related costs, $210 million was recorded in other operations and maintenance expense and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2019. During the year ended December 31, 2018, Dominion Energy incurred merger and integration-related costs of $27 million, recorded primarily in other operations and maintenance expense in the Consolidated Statements of Income. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.
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

	Twelve Months Ended December 31,
	2019 (1)	2018 (1)
(millions, except EPS)
Operating Revenue	$17,579	$17,505
Net income attributable to Dominion Energy	3,266	2,081
Earnings Per Common Share – Basic	$4.04	$2.78
Earnings Per Common Share – Diluted	$4.00	$2.77

(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.
Sale of Interest In Cove Point
In October 2019, Dominion Energy signed an agreement to sell the 25% noncontrolling limited partnership interests in Cove Point not contributed to Dominion Energy Gas in the Dominion Energy Gas Restructuring to Brookfield. In December 2019, the sale was completed and Dominion Energy received cash consideration of $2.1 billion, subject to working capital adjustments. The sale was accounted for by Dominion Energy following the guidance for a change in a parent company’s ownership interest in a consolidated subsidiary. Because Dominion Energy controls Cove Point both before and after the sale of the noncontrolling interest, the changes in Dominion Energy’s ownership interest in Cove Point was accounted for as an equity transaction and no gain or loss was recognized.

Acquisitions of Wholly-Owned Merchant Solar Projects
The following table presents significant completed acquisitions of wholly-owned merchant solar projects by Dominion Energy.

Completed Acquisition Date	Seller	Number of Projects		Project Location	Project Name(s)	Initial Acquisition (millions) (1)	Project Cost (millions) (2)	Date of Commercial Operations	MW Capacity
February 2017	Community Energy Solar, LLC	1		Virginia	Amazon Solar Farm Virginia—Southhampton	$29	$205	December 2017	100
March 2017	Solar Frontier Americas Holding LLC	1	(3)	California	Midway II	77	78	June 2017	30
May 2017	Cypress Creek Renewables, LLC	1		North Carolina	IS37	154	160	June 2017	79
June 2017	Hecate Energy Virginia C&C LLC	1		Virginia	Clarke County	16	16	August 2017	10
June 2017	Strata Solar Development, LLC/Moorings Farm 2 Holdco, LLC	2		North Carolina	Fremont, Moorings 2	20	20	November 2017	10
September 2017	Hecate Energy Virginia C&C LLC	1		Virginia	Cherrydale	40	41	November 2017	20
October 2017	Strata Solar Development, LLC	2		North Carolina	Clipperton, Pikeville	20	21	November 2017	10

(1)	The purchase price was primarily allocated to property, plant and equipment.
(2)	Includes acquisition cost.
(3)	In April 2017, Dominion Energy discontinued efforts on the acquisition of the additional 20 MW solar project from Solar Frontier Americas Holding LLC.
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
Long-term power purchase, interconnection and operation and maintenance agreements have been executed for all of the projects described above. These projects are included in Contracted Generation. Dominion Energy has claimed federal investment tax credits on these solar projects.

Dominion Energy Gas
Dominion Energy Gas Restructuring
The Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control. As a result, Dominion Energy Gas’ basis in DCP and DMLPHCII, which includes the general partner of Dominion Energy Midstream, a controlling 75% interest in Cove Point, DECG, Dominion Energy Questar Pipeline, a 50% noncontrolling interest in White River Hub and a 25.93% noncontrolling interest in Iroquois, is equal to Dominion Energy’s cost basis in the assets and liabilities of such entities since the applicable inception dates of common control. In November 2019, following completion of the Dominion Energy Gas Restructuring, DCP and DMLPHCII are wholly-owned subsidiaries of Dominion Energy Gas and therefore are consolidated by Dominion Energy Gas. The accompanying Consolidated Financial Statements and Notes of Dominion Energy Gas have been retrospectively adjusted to include the historical results and financial position of DCP and DMLPHCII. The 25% interest in Cove Point retained by Dominion Energy, and subsequently sold to Brookfield in December 2019, and the non-Dominion
Energy held interest in Dominion Energy Midstream are reflected as noncontrolling interest.
The Dominion Energy Gas Restructuring includes the disposition of East Ohio and DGP by Dominion Energy Gas in November 2019. This restructuring represents a strategic shift in the operations of Dominion Energy Gas as Dominion Energy Gas’ operations consist
s
of LNG import/export and storage and regulated gas transmission and storage operations. As a result, the accompanying Consolidated Financial Statements and Notes of Dominion Energy Gas have been retrospectively adjusted to include the historical results and financial position of East Ohio and DGP as discontinued operations until November 2019, presented within the Corporate and Other segment. As the Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control, Dominion Energy Gas has reflected the disposition as an equity transaction.

The following table represents selected information regarding the results of operations of East Ohio, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

	Period Ended November 6, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Operating revenue	$594	$729	$728
Depreciation and amortization	73	76	71
Other operating expenses	399	444	428
Other income	61	72	50
Interest and related charges	33	37	33
Income tax expense	26	53	86
Net income from discontinued operations	124	191	160

The carrying amounts of major classes of assets and liabilities relating to East Ohio, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Balance Sheets were as follows:

At December 31, 2018
(millions)
Current assets of discontinued operations (1)	$423
Investments	2
Property, plant and equipment, net	3,669
Regulatory assets	711
Other deferred charges and other assets, including goodwill and intangible assets	1,275
Noncurrent assets of discontinued operations	5,657
Current liabilities of discontinued operations	1,262
Long-term debt	1,300
Deferred income taxes and investment tax credits	716
Regulatory liabilities	747
Other deferred credits and liabilities	108
Noncurrent liabilities of discontinued operations	2,871

(1)	Includes cash and cash equivalents of $9 million as of December 31, 2018.

Capital expenditures and significant noncash items relating to East Ohio included the following:

	Period Ended November 6, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Capital expenditures	$299	$352	$348
Significant noncash items :
Charge related to a voluntary retirement program	20	—	—
Accrued capital expenditures	2	5	8

The following table represents selected information regarding the results of operations of DGP, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

	Period Ended November 6, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Operating revenue	$125	$220	$114
Depreciation and amortization	4	15	15
Impairment of assets and related charges	—	219	—
Other operating expenses	97	206	91
Income tax expense (benefit)	7	(53)	5
Net income (loss) from discontinued operations	$17	$(167)	$3

Combined Notes to Consolidated Financial Statements, Continued

The carrying amounts of major classes of assets and liabilities relating to DGP, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Balance Sheets were as follows:

At December 31, 2018
(millions)
Current assets of discontinued operations (1)	$21
Noncurrent assets of discontinued operations (2)	192
Current liabilities of discontinued operations	11
Noncurrent liabilities of discontinued operations	25

(1)	Includes cash and cash equivalents of less than $1 million.

(2)	Primarily property, plant and equipment, net.

Capital expenditures and significant noncash items of DGP included the following:

	Period Ended November 6, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Capital expenditures	$11	$6	$8
Significant noncash items :
Impairment of assets and related charges	—	(219)	—

Note 4. Operating Revenue
The Companies’ operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

Year Ended December 31,	2019	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$4,325	$3,413
Commercial	3,219	2,503
Industrial	683	490
Government and other retail	873	854
Wholesale	176	137
Nonregulated electric sales	926	1,294
Regulated gas sales:
Residential	1,343	818
Commercial	457	221
Other	117	36
Nonregulated gas sales	496	214
Regulated gas transportation and storage:
FERC-regulated	1,057	1,091
State-regulated	742	640
Nonregulated gas transportation and storage	676	442
Other regulated revenues	259	179
Other nonregulated revenues (1)(2)	415	563
Total operating revenue from contracts with customers	15,764	12,895
Other revenues (2)(3)	808	471
Total operating revenue	$16,572	$13,366
Virginia Power
Regulated electric sales:
Residential	$3,657	$3,413
Commercial	2,712	2,503
Industrial	455	490
Government and other retail	823	854
Wholesale	128	137
Other regulated revenues	190	132
Other nonregulated revenues (1)(2)	71	55
Total operating revenue from contracts with customers	8,036	7,584
Other revenues (1)(3)	72	35
Total operating revenue	$8,108	$7,619
Dominion Energy Gas
Regulated gas sales—wholesale	$9	$25
Nonregulated gas sales (1)	6	7
Regulated gas transportation and storage	1,300	1,249
Nonregulated gas transportation and storage	676	442
Management service revenue (1)	162	257
Other regulated revenues (1)(2)	7	19
Other nonregulated revenues (1)(2)	5	3
Total operating revenue from contracts with customers	2,165	2,002
Other revenues	4	(6)
Total operating revenue	$2,169	$1,996

(1)	See Notes 9 and 25 for amounts attributable to related parties and affiliates.
(2)
Amounts above include sales which are considered to be goods transferred at a point in time. For the years ended December 31, 2019 and 2018, such amounts included $171 million and $241 million, respectively, at Dominion Energy and $5 million and $10 million, respectively, at Dominion Energy Gas, primarily consisting of NGL sales. Additionally, amounts above include sales of renewable energy credits. For the years ended December 31, 2019 and 2018, such sales were $24 million and $ 17 million, respectively, at Dominion Energy and $17 million and $11 million, respectively, at Virginia Power.

(3)
Includes alternative revenue of $66 million and $52 million for the year ended December 31, 2019 at Dominion Energy and Virginia Power, respectively, and $15 million for year ended December 31, 2018 at both Dominion Energy and Virginia Power.

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

Revenue expected to be recognized on multi-year contracts in place at December 31, 2019	2020	2021	2022	2023	2024	Thereafter	Total
(millions)

Dominion Energy	$1,569	$1,470	$1,363	$1,216	$1,104	$12,519	$19,241
Virginia Power	3	1	—	—	—	—	4
Dominion Energy Gas	1,723	1,624	1,495	1,325	1,185	12,783	20,135
Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At December 31, 2019 and 2018, Dominion Energy’s contract asset balances were $28 million and $42 million, respectively. Dominion Energy Gas’ contract asset balances were $40 million and $58 million at December 31, 2019 and 2018 respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2019 and 2018, Dominion Energy’s contract liability balances were $123 million and $106 million, respectively. At December 31, 2019 and 2018, Virginia Power’s contract liability balances were $24 million and $22 million, respectively. At December 31, 2019 and 2018, Dominion Energy Gas’ contract liability balances were $20 million and $28 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets. The Companies’ recognize revenue as they fulfill their obligations to provide service to their customers. During both the years ended December 31, 2019 and 2018, Dominion Energy recognized revenue of $94 million from the beginning contract liability balance. During years ended December 31, 2019 and 2018
,
Virginia Power recognized revenue of $22 million and $25 million, respectively, from the beginning contract liability balance. For years ended December 31, 2019 and 2018, Dominion Energy Gas recognized revenue of $8 million and $3 million, respectively, from the beginning contract liability balance.
The Companies’ operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

Year Ended December 31	2017
(millions)
Dominion Energy
Electric sales:
Regulated	$7,383
Nonregulated	1,429
Gas sales:
Regulated	1,067
Nonregulated	457
Gas transportation and storage	1,786
Other	464
Total operating revenue	$12,586
Virginia Power
Regulated electric sales	$7,383
Other	173
Total operating revenue	$7,556
Dominion Energy Gas
Gas sales:
Regulated	$6
Nonregulated	6
Gas transportation and storage	1,291
Other	220
Total operating revenue	$1,523

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
As indicated in Note 2, certain of the Companies’ operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes represent amounts probable of collection from or refund to customers, and were recorded as either an increase to a regulatory asset or liability. The 2017 Tax Reform Act included provisions that stipulate how these excess deferred taxes may be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes may be determined by the Companies’ regulators. See Note 13 for more information.
The Companies have accounted for the effects of the 2017 Tax Reform Act, although changes could occur as additional guidance is issued and finalized, particularly as it relates to the deductibility of interest expense in consolidated groups such as Dominion Energy. In addition, the major states in which the Companies operate have addressed conformity with some or all of the provisions of the 2017 Tax Reform Act, although some states have modified certain of these provisions. The changes in deferred taxes resulting from the 2017 Tax Reform Act, and the Companies’ interpretations of proposed regulations issued in 2018 on the applicability of accelerated depreciation, were recorded as either an increase to a regulatory liability or as an adjustment to the deferred tax provision. The impacts of proposed and final regulations issued in 2019 on the applicability of accelerated depreciation were immaterial at the Companies.

Continuing Operations
Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power			Dominion Energy Gas
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
(millions)
Current:
Federal	$32	$(45)	$(1)	$286	$36	$432	$130	$(227)	$75
State	103	108	(26)	58	40	73	17	31	13
Total current expense (benefit)	135	63	(27)	344	76	505	147	(196)	88
Deferred:
Federal
2017 Tax Reform Act impact (1)	—	46	(851)	—	21	(93)	—	(6)	(246)
Taxes before operating loss carryforwards, investment tax credits and tax reform	182	436	739	(128)	199	319	(36)	343	88
Tax utilization expense (benefit) of operating loss carryforwards	119	92	174	—	—	4	—	—	—
Investment tax credits	(51)	(56)	(200)	(34)	(51)	(23)	—	—	—
State	(93)	(1)	132	22	55	59	(10)	(17)	5
Total deferred expense (benefit)	157	517	(6)	(140)	224	266	(46)	320	(153)
Investment tax credit-gross deferral	62	2	5	62	2	5	—	—	—
Investment tax credit-amortization	(3)	(2)	(2)	(2)	(2)	(2)	—	—	—
Total income tax expense (benefit)	$351	$580	$(30)	$264	$300	$774	$101	$124	$(65)

(1)
The 2017 Tax Reform Act impact for Dominion Energy Gas includes an expense of $8 million for the year ended December 31, 2018 and a benefit of $93 million for the year ended December 31, 2017 arising from discontinued operations.

The 2017 Tax Reform Act reduced the statutory federal income tax rate to 21% beginning in January 2018. Accordingly, current and deferred income taxes are recorded at the new 21% rate.
In 2019, the Dominion Energy Gas Restructuring caused changes in tax status at certain of its subsidiaries. The impacts of the changes in tax status decreased deferred income tax expense by $48 million at Dominion Energy and Dominion Energy Gas. In addition, Dominion Energy recognized a taxable gain resulting from the sale of a 25% noncontrolling interest in Cove Point. The direct tax effects of the transactions included a provision for current income taxes ($362 million) and an offsetting benefit for deferred income taxes ($147 million) and were charged to common shareholders’ equity. The utilization of $208 million federal tax credit carryforwards offsetting a portion of the federal tax liability from the transaction were also charged to common shareholders’ equity. In total, the taxes recorded in common shareholders’ equity resulting from this transaction were $215 million.
In 2018, Dominion Energy had less than $1 million of state deferred income tax expense as a result of the reversal of deferred taxes upon the sale of its interest in Blue Racer and Fairless and Manchester. Dominion Energy’s current federal income taxes primarily include the recognition of a $47 million benefit related to a carryback claim for specified liability losses involving prior tax years.
In 2017, the accounting for the reduction in the corporate income tax rate decreased deferred income tax expense by $851 million at Dominion Energy, $93 million at Virginia Power and $246 million for Dominion Energy Gas for the year ending December 31, 2017. The decrease in deferred income taxes at Dominion Energy primarily relates to the remeasurement of deferred taxes on nonregulated operations and includes the effects at Virginia Power and Dominion Energy Gas. Virginia Power and Dominion Energy Gas have certain regulatory assets and liabilities that have not yet been charged or returned to customers through rates, or on which they do not earn a return, including unrecognized pension and other postretirement benefits. The remeasurement of the deferred taxes on these regulatory balances was charged to continuing operations in 2017. For ratemaking purposes, Dominion Energy Gas’ subsidiary DETI follows the cash method on pension contributions. Deferred taxes recorded on pension balances as required by GAAP are not included as a component of rates and therefore the remeasurement of these deferred taxes were charged to continuing operations in 2017.
Discontinued Operations—Dominion Energy Gas
Tax expense reported in discontinued operations for the period ended November 6, 2019 was $33 million. Tax expense reported in discontinued operations for years ended December 31, 2018 and 2017 at Dominion Energy Gas was less than $1 million and $91 million, respectively. Tax expense for discontinued operations included benefits of utilizing an immaterial amount of operating loss carryforwards in 2018 and $5 million in 2017.
Continuing Operations
For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power			Dominion Energy Gas
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019		2018		2017
U.S. statutory rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%	21.0%		21.0%		35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	1.3	3.0	2.0	4.5	4.7	3.7	2.5		3.2		2.6
Investment tax credits	(5.7)	(1.9)	(6.3)	(2.9)	(3.5)	(0.8)	—		—		—
Production tax credits	(1.1)	(0.7)	(0.7)	(0.7)	(0.7)	(0.4)	—		—		—
Valuation allowances	0.1	0.3	0.2	—	—	—	(0.2)		—		0.3
Reversal of excess deferred income taxes	(2.0)	(2.0)	—	(3.1)	(3.2)	—	(0.8)		(0.6)		—
Federal legislative change	—	1.5	(27.5)	—	1.3	(4.0)	—		(0.5)		(41.0)
State legislative change	—	(0.6)	—	—	—	—	—		(2.0)		(0.7)
Write-off of regulatory assets	10.9	—	—	—	—	—	—		—		—
Change in tax status	(2.8)	—	—	—	—	—	(6.0)		—		—
AFUDC—equity	(1.8)	(0.8)	(1.4)	—	(0.5)	(0.6)	(0.5)		(0.3)		(0.9)
Employee stock ownership plan deduction	(0.7)	(0.4)	(0.6)	—	—	—	—		—		—
Other, net	1.1	(0.9)	(1.7)	(0.2)	(0.1)	0.6	(3.4	) (1)	(4.4	) (1)	(6.0	) (1)
Effective tax rate	20.3%	18.5%	(1.0)%	18.6%	19.0%	33.5%	12.6%		16.4%		(10.7)%
(1)	Includes (3.2)%, (4.6)% and (6.7)% relating to the absence of tax on noncontrolling interest in 2019, 2018 and 2017, respectively.
For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of excess deferred income tax amortization in 2019, and changes in estimates of amounts probable of collection from or return to customers. The reversal of these excess deferred income taxes will impact the effective tax rate, and may ultimately impact rates charged to customers. See Note 13 for current year developments.
In connection with the SCANA Combination, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related
regulatory assets associated with the NND Project. Dominion Energy’s effective tax rate reflects deferred income tax expense of $194 million in satisfaction of this commitment. Dominion Energy’s effective tax rate also reflects the changes in consolidated state income taxes resulting from the SCANA Combination.
In 2018, the Companies applied the provisions of proposed regulations addressing the availability of federal bonus depreciation for the period beginning after September 27, 2017 through December 31, 2017. The application of these changes increased Dominion Energy’s 2017 net operating loss carryforward, the benefit of which will be recognized at the 21% rate. As a result, Dominion Energy’s effective tax rate reflects a $23 million increase to deferred income tax expense associated with the remeasurement of this deferred tax asset. The application of these proposed regulations at Dominion Energy Gas had no impact on income tax expense as the changes in, and remeasurement of, deferred tax liabilities increased regulatory liabilities by $35 million, of which $23 million is reflected in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. The effects of these changes at Virginia Power were immaterial. These amounts and adjustments represent the Companies’ best estimate based on available information, and could be subject to change based on additional guidance in yet to be finalized regulations. In addition, changes in estimates of amounts probable of return to or collection from customers increased deferred income tax expense at Virginia Power by $23 million and increased regulatory liabilities by $31 million. At Dominion Energy Gas similar changes in estimates decreased income tax expense by $5 million and regulatory liabilities by $8 million. In Dominion Energy Gas’ discontinued operations, similar changes in estimates increased income tax expense by $8 million, which is reflected in income tax expense from continuing operations in the Consolidated Statements of Income, and regulatory liabilities $10 million, which are reflected in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. These changes also impacted Dominion Energy. In addition, Dominion Energy and Dominion Energy Gas’ effective tax rates reflect the impacts of a state legislative change enacted in the second quarter of 2018 that was retroactive to January 1, 2018.
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

Combined Notes to Consolidated Financial Statements, Continued

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power		Dominion Energy Gas
At December 31,	2019	2018	2019	2018	2019	2018
(millions)

Deferred income taxes:
Total deferred income tax assets	$3,736	$2,748	$1,207	$ 1,054	$ 206	$296
Total deferred income tax liabilities	9,883	7,813	4,058	4,020	1,494	1,626
Total net deferred income tax liabilities	$6,147	$5,065	$2,851	$2,966	$1,288	$1,330

Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$6,616	$4,933	$3,359	$3,367	$742	$671
Excess deferred income taxes	(1,306)	(993)	(672)	(678)	(149)	(156)
Unrecovered NND Project costs	553	—	—	—	—	—
DESC rate refund	(169)	—	—	—	—	—
Toshiba Settlement	(219)	—	—	—	—	—
Nuclear decommissioning	909	815	290	273	—	—
Deferred state income taxes	863	626	302	284	199	203
Federal benefit of deferred state income taxes	(184)	(132)	(63)	(60)	(42)	(43)
Deferred fuel, purchased energy and gas costs	30	60	1	59	—	(1)
Pension benefits	174	81	(153)	(132)	154	134
Other postretirement benefits	(37)	(5)	62	55	(6)	(3)
Loss and credit carryforwards	(1,832)	(1,546)	(280)	(183)	(1)	(5)
Valuation allowances	161	158	5	5	1	6
Partnership basis differences	823	1,135	—	—	423	570
Other	(235)	(67)	—	(24)	(33)	(46)
Total net deferred income tax liabilities	$6,147	$5,065	$2,851	$2,966	$1,288	$1,330
Deferred Investment Tax Credits – Regulated Operations	130	51	111	51	—	—
Total Deferred Taxes and Deferred Investment Tax Credits	$6,277	$5,116	$2,962	$3,017	$1,288	$1,330
The most significant impact reflected for the 2017 Tax Reform Act is the adjustment of the net accumulated deferred income tax liability for the reduction in the corporate income tax rate to 21%. In addition to amounts recognized in deferred income tax expense, the impacts of the 2017 Tax Reform Act decreased the accumulated deferred income tax liability by $3.1 billion at Dominion Energy, $1.9 billion at Virginia Power and $0.8 billion at Dominion Energy Gas at December 31, 2017, of which $0.4 billion is reflected in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. At Dominion Energy, the December 31, 2017 balance sheet reflected the impact of the 2017 Tax Reform Act on our regulatory liabilities which increased our regulatory liabilities by $4.2 billion, and created a corresponding deferred tax asset of $1.1 billion. At Virginia Power, our regulatory liabilities increased $2.6 billion, and created a deferred tax asset of $0.7 billion. At Dominion Energy Gas, regulatory liabilities increased $1.1 billion, of which $0.5 billion is reflected in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets and created a deferred tax asset of $0.3 billion, of which $0.1 billion is reflected in noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. These adjustments had no impact on 2017 cash flows.
At December 31, 2019, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
(millions)
Federal losses	$ 1,361	$286	$ —	2037
Federal investment credits	—	922	—	2035-2039
Federal production credits	—	126	—	2035-2039
Other federal credits	—	40	—	2035-2038
State losses	3,074	173	(57)	2020-2038
State minimum tax credits	—	165	—	No expiration
State investment and other credits	—	144	(98)	2020-2031
Total	$4,435	$1,856	$(155)
At December 31, 2019, Virginia Power had the following deductible loss and credit carryforwards:

	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
(millions)
Federal investment credits	$ —	$ 213	$ —	2035-2039
Federal production and other credits	—	58	—	2035-2039
State investment credits	—	9	(5)	2024
Total	$ —	$ 280	$ (5)
At December 31, 2019, Dominion Energy Gas had immaterial deductible loss carryforwards and less than $1 million of credit carryforwards that expire between 2032 and 2037.

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion Energy				Virginia Power			Dominion Energy Gas
	2019		2018	2017	2019	2018	2017	2019	2018	2017
(millions)
Balance at January 1	$44		$38	$64	$2	$4	$13	$2	$2	$9
Acquired unrecognized tax benefits	129	(1)	—	—	—	—	—	—	—	—
Increases-prior period positions	—		10	1	—	—	—	—	—	—
Decreases-prior period positions	—		—	(9)	—	—	(1)	—	—	—
Increases-current period positions	9		10	5	—	—	—	—	—	—
Settlements with tax authorities	(7)		(6)	(23)	(2)	(1)	(8)	—	—	(7)
Expiration of statutes of limitations	—		(8)	—	—	(1)	—	—	—	—
Balance at December 31	$175		$44	$38	$—	$2	$4	$2	$2	$2

(1)
Acquired unrecognized tax benefits reflect $106 million plus increases in prior period positions of $76 million and decreases in prior period positions of $53 million that were recorded through purchase accounting.

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $141 million, $37 million and $31 million at December 31, 2019, 2018 and 2017, respectively. For Dominion Energy, the change in these unrecognized tax benefits increased income tax expense by $3 million and $5 million in 2019 and 2018, respectively, and decreased income tax expense by $9 million in 2017. For Virginia Power, these unrecognized tax benefits were less than $1 million, $2 million, and $3 million at December 31, 2019, 2018 and 2017, respectively. For Virginia Power, the change in these unrecognized tax benefits decreased income tax expense by $2 million in 2019 and 2018, respectively, and $6 million in 2017. For Dominion Energy Gas, these unrecognized tax benefits were $2 million, at December 31, 2019, 2018 and 2017, respectively. For Dominion Energy Gas, the change in these unrecognized tax benefits decreased income tax expense by less than $1 million in 2019 and 2018, respectively, and $5 million in 2017.
Dominion Energy participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. In 2018, Dominion Energy submitted carryback claims for specified liability losses involving prior tax years. These claims are currently subject to IRS examination. With the exception of these claims, the IRS has completed its audit of tax years through 2018. The statute of limitations has not yet expired for tax year 2014 and years after 2015. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax year 2018, no material adjustments are expected. The IRS examination of tax year 2019 is ongoing.
It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2020 by up to $86 million for Dominion Energy and less than $1 million for Dominion Energy Gas. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $23 million for Dominion Energy and less than $1 million for Dominion Energy Gas.
Otherwise, with regard to 2019 and prior years, Dominion Energy, Virginia Power and Dominion Energy Gas cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2020.
For each of the major states in which Dominion Energy operates, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania (1)	2012
Connecticut	2016
Virginia (2)	2016
West Virginia (1)	2016
New York (1)	2015
Utah	2016
South Carolina	2012

(1)	Considered a major state for Dominion Energy Gas’ operations.
(2)	Considered a major state for Virginia Power’s operations.
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

Combined Notes to Consolidated Financial Statements, Continued

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
Inputs and Assumptions
Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including industry publications, and to a lesser extent, broker quotes. When evaluating pricing information provided by Designated Contract Market settlement pricing, other pricing services, or brokers, the Companies consider the ability to transact at the quoted price, i.e. if the quotes are based on an active market or an inactive market and to the extent which pricing models are used, if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases the unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party sources.
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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at December 31, 2019. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)

Assets
Physical and financial forwards:
Natural gas (2)	$ 13	Discounted cash flow	Market price (per Dth) (3)	(1) - 4	—
FTRs	6	Discounted cash flow	Market price (per MWh) (3)	(1) - 5	1
Total assets	$ 19

Liabilities
Physical and financial forwards:
Natural gas (2)	$ 43	Discounted cash flow	Market price (per Dth) (3)	(2) - 4	(1)
FTRs	5	Discounted cash flow	Market price (per MWh) (3)	(4) - 4	—
Physical options:
Natural gas	8	Option model	Market price (per Dth) (3)	1 - 4	3
			Price volatility (4)	24% - 66%	37%
Total liabilities	$ 56

(1)	Averages weighted by volume.

(2)	Includes basis.

(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements
Dominion Energy
See Note 9 for information regarding an impairment charge recognized associated with Dominion Energy’s equity method investment in Fowler Ridge. Also, see Note 9 for information regarding fair value measurements associated with Dominion Energy’s sale of its interest in Blue Racer and acquisition of its interest in Wrangler.

Combined Notes to Consolidated Financial Statements, Continued

Atlantic Coast Pipeline Guarantee Agreement
In October 2017, Dominion Energy entered into a guarantee agreement in connection with Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility. See Note 23 for more information about the guarantee agreement associated with Atlantic Coast Pipeline’s revolving credit facility. Dominion Energy recorded a liability of $30 million, the fair value of the guarantee at inception, associated with the guarantee agreement. The fair value was estimated using a discounted cash flow method and is considered a Level 3 fair value measurement due to the use of a significant unobservable input related to the interest rate differential between the interest rate charged on the guaranteed revolving credit facility and the estimated interest rate that would have been charged had the loan not been guaranteed.
Dominion Energy Gas
In the fourth quarter of 2018, subsequent to the announcement of the sale of Dominion Energy’s interest in Blue Racer, Dominion Energy Gas conducted a review of strategic alternatives of its remaining gathering and processing assets at DGP. Based on an evaluation of DGP’s long-lived assets for recoverability under a probability weighted approach, Dominion Energy Gas determined the assets were impaired. As a result of this evaluation, Dominion Energy Gas recorded a charge of $219 million ($165 million after-tax)
in discontinued operations in its Consolidated Statements of Income (reflected in the
Corporate and Other segment) to write down DGP’s property, plant and equipment to its estimated fair value of $190 million. This charge was recorded in impairment of assets and related charges in Dominion Energy’s Consolidated
Statements of Income
(reflected in

the
Corporate and Other segment). The fair value of the property, plant and equipment was estimated using an income approach and market approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.
Recurring Fair Value Measurements
Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in Dominion Energy and Dominion Energy Gas’ pension and other postretirement benefit plans are presented in Note 22.
Dominion Energy
The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)

December 31, 2019
Assets
Derivatives:
Commodity	$—	$55	$ 19	$74
Interest rate	—	11	—	11
Foreign currency	—	8	—	8
Investments (1) :
Equity securities:
U.S.	4,195	—	—	4,195
Fixed income:
Corporate debt instruments	—	463	—	463
Government securities	473	719	—	1,192
Cash equivalents and other	19	1	—	20
Total assets	$4,687	$1,257	$ 19	$5,963
Liabilities
Derivatives:
Commodity	$—	$75	$ 56	$131
Interest rate	—	606	—	606
Foreign currency	—	3	—	3
Total liabilities	$—	$684	$56	$740
December 31, 2018
Assets
Derivatives:
Commodity	$—	$180	$ 70	$250
Interest rate	—	18	—	18
Foreign currency	—	26	—	26
Investments (1) :
Equity securities:
U.S.	3,277	—	—	3,277
Fixed income:
Corporate debt instruments	—	431	—	431
Government securities	455	688	—	1,143
Cash equivalents and other	11	—	—	11
Total assets	$3,743	$1,343	$ 70	$5,156
Liabilities
Derivatives:
Commodity	$—	$129	$ 6	$135
Interest rate	—	142	—	142
Foreign currency	—	2	—	2
Total liabilities	$—	$273	$ 6	$279

(1)
Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $274 million and $220 million of assets at December 31, 2019 and 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2019	2018	2017
(millions)
Balance at January 1,	$64	$150	$139
Total realized and unrealized gains (losses):
Included in earnings:
Operating Revenue	(1)	(2)	3
Electric fuel and other energy-related purchases	(22)	(15)	(42)
Purchased gas	2	—	1
Included in other comprehensive income (loss)	—	1	(2)
Included in regulatory assets/liabilities	(90)	(44)	42
Settlements	17	(27)	6
Purchases	(10)	—	—
Sales	6	—	—
Transfers out of Level 3	(3)	1	3
Balance at December 31,	$(37)	$64	$150
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date:
Operating Revenue	$—	$—	$2

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER
The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at December 31, 2019. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average (1)

Assets
Physical and financial forwards:
Natural gas (2)	$ 13	Discounted cash flow	Market price (per Dth) (3)	(1) - 4	—
FTRs	6	Discounted cash flow	Market price (per MWh) (3)	(1) - 5	1
Total assets	$ 19

Liabilities
Physical and financial forwards:
Natural gas (2)	$ 43	Discounted cash flow	Market price (per Dth) (3)	(2) - 4	(1)
FTRs	5	Discounted cash flow	Market price (per MWh) (3)	(4) - 4	—
Physical options:
Natural gas	8	Option model	Market price (per Dth) (3)	1 - 4	3
			Price volatility (4)	24%—66%	37%
Total liabilities	$ 56

(1)	Averages weighted by volume.

(2)	Includes basis.

(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)
The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2019
Assets
Derivatives:
Commodity	$—	$ 3	$19	$22
Interest rate	—	2	—	2
Investments (1) :
Equity securities:
U.S.	1,920	—	—	1,920
Fixed income:
Corporate debt instruments	—	256	—	256
Government securities	186	361	—	547
Cash equivalents and other	—	1	—	1
Total assets	$2,106	$623	$19	$2,748
Liabilities
Derivatives:
Commodity	$—	$ 47	$56	$103
Interest rate	—	363	—	363
Total liabilities	$—	$410	$56	$466
December 31, 2018
Assets
Derivatives:
Commodity	$—	$ 24	$66	$90
Interest rate	—	3	—	3
Investments (1) :
Equity securities:
U.S.	1,476	—	—	1,476
Fixed income:
Corporate debt instruments	—	221	—	221
Government securities	164	343	—	507
Total assets	$1,640	$591	$66	$2,297
Liabilities
Derivatives:
Commodity	$—	$ 9	$ 6	$15
Interest rate	—	88	—	88
Total liabilities	$—	$ 97	$ 6	$103

(1)
Includes investments held in the nuclear decommissioning trusts. Excludes $159 million and $160 million of assets at December 31, 2019 and 2018, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2019	2018	2017
(millions)
Balance at January 1,	$60	$147	$143
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(22)	(17)	(43)
Included in regulatory assets/liabilities	(88)	(45)	40
Settlements	13	(25)	7
Balance at December 31,	$(37)	$60	$147
There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2019, 2018 and 2017.
Dominion Energy Gas
The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2019
Assets
Foreign currency	$ —	$8	$ —	$8
Total assets	$ —	$8	$ —	$8
Liabilities
Interest rate	$ —	$83	$ —	$83
Foreign currency	—	3	—	3
Total liabilities	$ —	$86	$ —	$86
December 31, 2018
Assets
Commodity	$ —	$3	$ —	$3
Interest rate	—	2	—	2
Foreign currency	—	26	—	26
Total assets	$ —	$31	$ —	$31
Liabilities
Interest rate	$ —	$17	$ —	$17
Foreign currency	—	2	—	2
Total liabilities	$ —	$ 19	$ —	$ 19
The following table presents the net change in Dominion Energy Gas’ derivative assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category. There were no changes in assets and liabilities measure at fair value on a recurring basis and included in the Level 3 fair value category during the year ended December 31, 2019.

	2018	2017
(millions)
Balance at January 1,	$(2)	$(2)
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	1	(3)
Transfers out of Level 3	1	3
Balance at December 31,	$—	$(2)

Combined Notes to Consolidated Financial Statements, Continued

There were no gains and losses included in earnings in the Level 3 fair value category for the years ended December 31, 2019, 2018 and 2017. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2019, 2018 and 2017.
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

December 31,	2019		2018
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
(millions)
Dominion Energy
Long-term debt (2)	$32,055	$36,155	$29,952	$31,045
Credit facility borrowings	—	—	73	73
Junior subordinated notes (3)	4,797	4,953	3,430	3,358
Remarketable subordinated notes (3)	—	—	1,386	1,340
Virginia Power
Long-term debt (3)	$12,326	$14,281	$11,671	$12,400
Dominion Energy Gas
Long-term debt (4)	$5,520	$5,738	$7,770	$7,803
Credit facility borrowings	—	—	73	73

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At December 31, 2019 and 2018, includes the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt of $4 million and $(20) million, respectively.

(3)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.
(4)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments.

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
In general, most
over-the-counter
transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter
and exchange contracts include cash, letters of credit, and, in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 24 for further information regarding credit-related contingent features for the Companies derivative instruments.

Dominion Energy
Balance Sheet Presentation
The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

		December 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$35	$21	$—	$14	$175	$12	$—	$163
Exchange	37	21	—	16	68	68	—	—
Interest rate contracts:
Over-the-counter	11	3	—	8	18	1	—	17
Foreign currency contracts:
Over-the-counter	8	8	—	—	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$91	$53	$—	$38	$287	$83	$—	$204

(1)	Excludes $2 million and $7 million of derivative assets at December 31, 2019 and 2018, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$105	$21	$—	$ 84	$ 19	$12	$—	$ 7
Exchange	21	21	—	—	115	68	47	—
Interest rate contracts:
Over-the-counter	606	8	35	563	142	1	—	141
Foreign currency contracts:
Over-the-counter	3	3	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$735	$53	$35	$647	$278	$83	$47	$148

(1)	Excludes $5 million and $1 million of derivative liabilities at December 31, 2019 and 2018, respectively, which are not subject to master netting or similar arrangements.

Combined Notes to Consolidated Financial Statements, Continued

Volumes
The following table presents the volume of Dominion Energy’s derivative activity as of December 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price (1)	79	34
Basis	227	495
Electricity (MWh):
Fixed price (1)	3,810,015	—
FTRs	46,585,304	—
Liquids (Gal) (2)	52,374,000	—
Interest rate (3)	$2,450,000,000	$3,976,014,497
Foreign currency (3)	—	€250,000,000	€

(1)	Includes options.
(2)	Includes NGLs.
(3)	Maturity is determined based on final settlement period.
AOCI
The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at December 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(4)	$(4)	24 months
Electricity	19	19	12 months
Other	1	1	12 months
Interest rate	(426)	(64)	384 months
Foreign currency	3	(2)	78 months
Total	$(407)	$(50)
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

Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. Gains and losses on derivatives in fair value hedge relationships were immaterial for the years ended December 31, 2019, 2018 and 2017.
The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability) (1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities) (2)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
(millions)
Long-term debt	$(1,154)	$(1,631)	$(4)	$20

(1)	Includes $(397) million and $(892) million related to discontinued hedging relationships at December 31, 2019 and December 31, 2018, respectively.
(2)	Includes $3 million and $8 million of hedging adjustments on discontinued hedging relationships at December 31, 2019 and December 31, 2018, respectively.
Fair Value and Gains and Losses on Derivative Instruments
The following tables present the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)

At December 31, 2019
ASSETS
Current Assets
Commodity	$ 30	$37	$67
Interest rate	1	—	1
Total current derivative assets (1)	31	37	68
Noncurrent Assets
Commodity	1	6	7
Interest rate	10	—	10
Foreign currency	8	—	8
Total noncurrent derivative assets (2)	19	6	25
Total derivative assets	$ 50	$43	$93
LIABILITIES
Current Liabilities
Commodity	$ 6	$77	$83
Interest rate	321	1	322
Foreign currency	3	—	3
Total current derivative liabilities (3)	330	78	408
Noncurrent Liabilities
Commodity	1	47	48
Interest rate	267	17	284
Total noncurrent derivative liabilities (4)	268	64	332
Total derivative liabilities	$598	$142	$740
At December 31, 2018
ASSETS
Current Assets
Commodity	$ 55	$154	$209
Interest rate	14	—	14
Total current derivative assets (1)	69	154	223
Noncurrent Assets
Commodity	6	35	41
Interest rate	4	—	4
Foreign currency	26	—	26
Total noncurrent derivative assets (2)	36	35	71
Total derivative assets	$105	$189	$294
LIABILITIES
Current Liabilities
Commodity	$ 17	$112	$129
Interest rate	26	—	26
Foreign currency	2	—	2
Total current derivative liabilities (3)	45	112	157
Noncurrent Liabilities
Commodity	5	1	6
Interest rate	116	—	116
Total noncurrent derivative liabilities (4)	121	1	122
Total derivative liabilities	$166	$113	$279

Combined Notes to Consolidated Financial Statements, Continued

(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.
The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion) (1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment (2)
(millions)

Year Ended December 31, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$146
Purchased gas		(3)
Total commodity	$125	$143	$ —
Interest rate (3)	(252)	(54)	(255)
Foreign currency (4)	(18)	(6)	—
Total	$(145)	$ 83	$(255)
Year Ended December 31, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(90)
Electric fuel and other energy-related purchases		14
Total commodity	$ 64	$(76)	$ —
Interest rate (3)	(18)	(48)	39
Foreign currency (4)	(6)	(13)	—
Total	$ 40	$(137)	$ 39
Year Ended December 31, 2017
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$ 81
Purchased gas		(2)
Total commodity	$ 1	$ 79	$ —
Interest rate (3)	(8)	(52)	(58)
Foreign currency (4)	18	20	—
Total	$ 11	$ 47	$ (58)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
Year Ended December 31,	2019	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$45	$(28)	$18
Purchased gas	(28)	11	(3)
Electric fuel and other energy-related purchases	(46)	(9)	(59)
Other operations & maintenance	—	—	(1)
Interest rate	3	—	—
Total	$(26)	$(26)	$(45)

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

Virginia Power
Balance Sheet Presentation
The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)

Commodity contracts:
Over-the-counter	$19	$18	$—	$1	$64	$6	$—	$58
Interest rate contracts:
Over-the-counter	2	—	—	2	3	—	—	3
Total derivatives, subject to a master netting or similar arrangement	$21	$18	$—	$3	$67	$6	$—	$61
(1)	Excludes $3 million and $26 million of derivative assets at December 31, 2019 and 2018, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2019				December 31, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)

Commodity contracts:
Over-the-counter	$ 59	$18	$—	$ 41	$ 6	$6	$—	$—
Interest rate contracts:
Over-the-counter	363	—	—	363	88	—	—	88
Total derivatives, subject to a master netting or similar arrangement	$422	$18	$—	$404	$94	$6	$—	$88
(1)	Excludes $44 million and $9 million of derivative liabilities at December 31, 2019 and 2018, respectively, which are not subject to master netting or similar arrangements.

Combined Notes to Consolidated Financial Statements, Continued

Volumes
The following table presents the volume of Virginia Power’s derivative activity at December 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price (1)	41	9
Basis	132	448
Electricity (MWh):
FTRs	46,585,304	—
Interest rate (2)	$900,000,000	$950,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.
AOCI
The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at December 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(34)	$(1)	384 months
Total	$(34)	$(1)
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
(millions)

At December 31, 2019
ASSETS
Current Assets
Commodity	$ —	$ 20	$20
Total current derivative assets (1)	—	20	20
Noncurrent Assets
Commodity	—	2	2
Interest rate	2	—	2
Total noncurrent derivative assets (2)	2	2	4
Total derivative assets	$ 2	$ 22	$24
LIABILITIES
Current Liabilities
Commodity	$ —	$ 58	$58
Interest rate	185	—	185
Total current derivative liabilities	185	58	243
Noncurrent Liabilities
Commodity	—	45	45
Interest rate	178	—	178
Total noncurrent derivatives liabilities (3)	178	45	223
Total derivative liabilities	$363	$103	$466
At December 31, 2018
ASSETS
Current Assets
Commodity	$ —	$ 60	$60
Interest rate	3	—	3
Total current derivative assets (1)	3	60	63
Noncurrent Assets
Commodity	—	30	30
Total noncurrent derivative assets (2)	—	30	30
Total derivative assets	$ 3	$ 90	$93
LIABILITIES
Current Liabilities
Commodity	$ —	$ 15	$15
Interest rate	10	—	10
Total current derivative liabilities	10	15	25
Noncurrent Liabilities
Interest rate	78	—	78
Total noncurrent derivative liabilities (3)	78	—	78
Total derivative liabilities	$ 88	$ 15	$103
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.
The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion) (1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment (2)
(millions)

Year Ended December 31, 2019
Derivative type and location of gains (losses):
Interest rate (3)	$(30)	$(1)	$(259)
Total	$(30)	$(1)	$(259)

Year Ended December 31, 2018
Derivative type and location of gains (losses):
Interest rate (3)	$ 2	$(1)	$ 39
Total	$ 2	$(1)	$ 39

Year Ended December 31, 2017
Derivative type and location of gains (losses):
Interest rate (3)	$ (8)	$(1)	$(58)
Total	$ (8)	$(1)	$(58)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives (1)
Year Ended December 31,	2019	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity (2)	$(45)	$2	$(57)
Total	$(45)	$2	$(57)
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

Combined Notes to Consolidated Financial Statements, Continued

Dominion Energy Gas
Balance Sheet Presentation
The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2019				December 31, 2018
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)

Commodity contracts:
Over-the-counter	$ —	$ —	$ —	$ —	$ 3	$ —	$ —	$ 3

Interest rate contracts:
Over-the-counter	—	—	—	—	2	—	—	2
Foreign currency contracts:
Over-the-counter	8	8	—	—	26	2	—	24
Total derivatives, subject to a master netting or similar arrangement	$ 8	$ 8	$ —	$ —	$ 31	$ 2	$ —	$ 29

	December 31, 2019				December 31, 2018
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)

Interest rate contracts:
Over-the-counter	$ 83	$ 5	$ —	$ 78	$ 17	$ —	$ —	$ 17

Foreign currency contracts:
Over-the-counter	3	3	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$ 86	$ 8	$ —	$ 78	$ 19	$ 2	$ —	$ 17

Volumes
The following table presents the volume of Dominion Energy Gas’ derivative activity at December 31, 2019. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate (1)	$250,000,000	$1,050,000,000
Foreign currency (1)	€—	€250,000,000

(1)	Maturity is determined based on final settlement period.

A
OCI
The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(84)	$ 15	300 months
Foreign currency	3	(2)	78 months
Total	$(81)	$ 13

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
(millions)

At December 31, 2019
ASSETS
Noncurrent Assets
Foreign currency	$ 8	$ —	$8
Total noncurrent derivative assets (1)	8	—	8
Total derivative assets	$ 8	$ —	$8
LIABILITIES
Current Liabilities
Interest rate	$30	$ —	$30
Foreign currency	3	—	3
Total current derivative liabilities (2)	33	—	33
Noncurrent Liabilities
Interest rate	53	—	53
Total noncurrent derivative liabilities (3)	53	—	53
Total derivative liabilities	$86	$ —	$86
At December 31, 2018
ASSETS
Current Assets
Commodity	$ 3	$ —	$3
Interest rate	2	—	2
Total current derivative assets (4)	5	—	5
Noncurrent Assets
Foreign currency	26	—	26
Total noncurrent derivative assets (1)	26	—	26
Total derivative assets	$31	$ —	$31
LIABILITIES
Current Liabilities
Interest rate	$ 9	$ —	$9
Foreign currency	2	—	2
Total current derivative liabilities (2)	11	—	11
Noncurrent Liabilities
Interest rate	8	—	8
Total noncurrent derivative liabilities (3)	8	—	8
Total derivative liabilities	$19	$ —	$19

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.

(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets .

(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

(4)	Current derivative assets include $2 million in other current assets, with the remainder recorded in current assets of discontinued operations in Dominion Energy Gas’ Consolidated Balance Sheets.

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
(millions)

Year Ended December 31, 2019

Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$ 4
Total commodity	$ 1	$ 4
Interest rate (2)	(68)	(5)
Foreign currency (3)	(18)	(6)
Total	$ (85)	$ (7)
Year Ended December 31, 2018
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$ (8)
Total commodity	$ 1	$ (8)
Interest rate (2)	(16)	(5)
Foreign currency (3)	(6)	(13)
Total	$ (21)	$ (26)
Year Ended December 31, 2017
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$ (8)
Total commodity	$ (10)	$ (8)
Interest rate (2)	1	(6)
Foreign currency (3)	18	20
Total	$ 9	$ 6

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.

(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.

(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
Year Ended December 31,	2019	2018	2017
(millions)
Derivative type and location of gains (losses):
Commodity
Operating revenue	$—	$(11)	$—
Total	$—	$(11)	$—

Note 8. Earnings Per Share
The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2019	2018	2017
(millions, except EPS)
Net income attributable to Dominion Energy	$1,358	$2,447	$2,999
Preferred stock dividends (see Note 19)	(17)	—	—
Net income attributable to Dominion Energy – Basic	1,341	2,447	2,999
Dilutive effect of Series A Preferred Stock	(28)	—	—
Net income attributable to Dominion Energy – Diluted	1,313	2,447	2,999
Average shares of common stock outstanding – Basic	808.8	654.2	636.0
Net effect of dilutive securities (1)	0.1	0.7	—
Average shares of common stock outstanding – Diluted	808.9	654.9	636.0
Earnings Per Common Share – Basic	$1.66	$3.74	$4.72
Earnings Per Common Share – Diluted	$1.62	$3.74	$4.72

(1)	Dilutive securities for 2018 consist primarily of forward sale agreements, effective April 2018 to December 2018. See Notes 17 and 19 for more information.

The 2019 Equity Units are potentially dilutive securities. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS for the year ended December 31, 2019, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS, but a fair value adjustment is reflected within net income attributable to Dominion Energy for the calculation of diluted EPS for the year ended December 31, 2019 based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. The 2016 Equity Units were potentially dilutive securities, but were excluded from the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units were potentially dilutive securities but had no effect on the calculation of diluted EPS for the years ended December 31, 2018 and 2017. In calculating diluted EPS in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applied the if-converted
method.

Note 9. Investments
Dominion Energy
Equity and Debt Securities
Rabbi Trust Securities
Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $120 million and $111 million at December 31, 2019 and 2018, respectively.
Decommissioning Trust Securities
Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Fair Value
(millions)
December 31, 2019
Equity securities: (1)
U.S.	$1,807	$2,451	$(20)		$4,238
Fixed income securities: (2)
Corporate debt instruments	434	29	—		463
Government securities	1,108	39	(2)		1,145
Common/collective trust funds	115	4	—		119
Insurance contracts	214	—	—		214
Cash equivalents and other (3)	13	—	—		13
Total	$3,691	$2,523	$(22	) (4)	$6,192
December 31, 2018
Equity securities: (1)
U.S.	$1,741	$1,640	$(51)		$3,330
Fixed income securities: (2)
Corporate debt instruments	435	5	(9)		431
Government securities	1,092	17	(12)		1,097
Common/collective trust funds	76	—	—		76
Cash equivalents and other	4	—	—		4
Total	$3,348	$1,662	$(72) (4)		$4,938

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending purchases of securities of $1 million at December 31, 2019.
(4)	The fair value of securities in an unrealized loss position was $298 million and $833 million at December 31, 2019 and 2018, respectively.
The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2019	2018
(millions)
Net gains (losses) recognized during the period	$919	$(245)
Less: Net gains recognized during the period on securities sold during the period	(80)	(58)
Unrealized gains (losses) recognized during the period on securities still held at December 31, 2019 and 2018 (1)	$839	$(303)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2019 by contractual maturity is as follows:

Amount
(millions)

Due in one year or less	$198
Due after one year through five years	412
Due after five years through ten years	390
Due after ten years	727
Total	$1,727

Combined Notes to Consolidated Financial Statements, Continued

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2019	2018	2017
(millions)

Proceeds from sales	$1,712	$1,804	$1,831
Realized gains (1)	195	140	166
Realized losses (1)	96	91	71

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.
Dominion Energy recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2019	2018	2017
(millions)

Total other-than-temporary impairment losses (1)	$3	$30	$44
Losses recorded to the nuclear decommissioning trust regulatory liability	—	—	(16)
Losses recognized in other comprehensive income (before taxes)	(3)	(30)	(5)
Net impairment losses recognized in earnings	$—	$—	$23

(1)	Amounts include other-than-temporary impairment losses for fixed income securities of $5 million at December 31, 2017.
Virginia Power
Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
(millions)
December 31, 2019
Equity securities: (1)
U.S.	$894	$1,144	$(11)	$2,027
Fixed income securities: (2)
Corporate debt instruments	241	15	—	256
Government securities	534	14	(2)	546
Common/collective trust funds	51	—	—	51
Cash equivalents and other	1	—	—	1
Total	$1,721	$1,173	$(13) (4)	$2,881
December 31, 2018
Equity securities: (1)
U.S.	$ 858	$751	$(24)	$1,585
Fixed income securities: (2)
Corporate debt instruments	224	2	(5)	221
Government securities	504	7	(5)	506
Common/collective trust funds	51	—	—	51
Cash equivalents and other (3)	6	—	—	6
Total	$1,643	$760	$(34) (4)	$2,369
(1)	Unrealized gains and losses on equity securities, are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)	Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(3)	Includes pending sales of securities of $6 million at December 31, 2018.
(4)	The fair value of securities in an unrealized loss position was $185 million and $404 million at December 31, 2019 and 2018, respectively.
The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2019	2018
(millions)
Net gains (losses) recognized during the period	$423	$(105)
Less: Net gains recognized during the period on securities sold during the period	(20)	(32)
Unrealized gains (losses) recognized during the period on securities still held at December 31, 2019 and 2018 (1)	$403	$(137)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2019, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$ 91
Due after one year through five years	175
Due after five years through ten years	206
Due after ten years	381
Total	$853
Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2019	2018	2017
(millions)
Proceeds from sales	$858	$887	$849
Realized gains (1)	58	60	75
Realized losses (1)	22	27	30

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2019	2018	2017
(millions)

Total other-than-temporary impairment losses (1)	$2	$15	$20
Losses recorded to the nuclear decommissioning trust regulatory liability	—	—	(16)
Losses recognized in other comprehensive income (before taxes)	(2)	(15)	(2)
Net impairment losses recognized in earnings	$—	$—	$2

(1)	Amounts include other-than-temporary impairment losses for fixed income securities of $2 million at December 31, 2017.

Equity Method Investments
Dominion Energy
Investments that Dominion Energy account for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
As of December 31,		2019	2018
(millions)
Atlantic Coast Pipeline	48%	$1,123	$820	Gas transmission system
Iroquois	50%	276	302	Gas transmission system
Fowler Ridge	50%	74	82	Wind-powered merchant generation facility
Wrangler	20%	77	—	Nonregulated retail energy marketing
Other (1)(2)	various	96	74
Total		$1,646	$1,278

(1)
Liability of less than $1 million associated with NedPower recorded to other deferred credits and other liabilities, on the Consolidated Balance Sheets as of December 31, 2018. See additional discussion of NedPower below.

(2)	Dominion Energy has an $ 80 million unfunded commitment to be made to Align RNG by the end of 202 2 .

Dominion Energy’s equity earnings on its investments totaled $168 million, $197 million and $14 million in 2019, 2018 and 2017, respectively, included in other income in Dominion Energy’s Consolidated Statements of Income. Dominion Energy received distributions from these investments of $112 million, $209 million and $419 million in 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018
,
the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $110 million and $161 million, respectively. At December 31, 2019, these differences are comprised of $159 million of equity method goodwill that is not being amortized and a net $49 million basis difference from Dominion Energy’s investments in Fowler, which is being amortized over the useful lives of the underlying assets, in Atlantic Coast Pipeline, which is being amortized over the term of its credit facility
,
and an unfunded commitment to be made to Align RNG. At December 31, 2018
,
these differences are comprised of $146 million of equity method goodwill that is not being amortized and $15 million related to basis differences from Dominion Energy’s investments in wind projects, which are being amortized over the useful lives of the underlying assets, and in Atlantic Coast Pipeline, which is being amortized over the term of its credit facility.
Atlantic Coast Pipeline
In September 2014, Dominion Energy, along with Duke and Southern, announced the formation of Atlantic Coast Pipeline. The Atlantic Coast Pipeline partnership agreement includes provisions to allow Dominion Energy an option to purchase additional ownership interest in Atlantic Coast Pipeline to maintain a leading ownership percentage. As of December 31, 2019, the members hold the following membership interests: Dominion Energy, 48%; Duke, 47%; and Southern, 5%.
Atlantic Coast Pipeline is focused on constructing an approximately
600-mile
natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of all three members plan to be customers of the pipeline under
20-year
contracts. Atlantic Coast Pipeline is considered an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee. See Note 16 for more information.
Dominion Energy recorded contributions of $186 million, $414 million and $310 million during 2019, 2018 and 2017, respectively, to Atlantic Coast Pipeline. At December 31, 2019, Dominion Energy had $7 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.
Dominion Energy did not receive distributions from Atlantic Coast Pipeline during 2019 and received distributions of $36 million and $270 million during 2018 and 2017, respectively.
In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 23 for more information.
The Atlantic Coast Pipeline Project is the subject of challenges in federal courts including, among others, challenges of the Atlantic Coast Pipeline Project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the U.S. Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, and the FERC order approving the CPCN. Each of these challenges alleges non-compliance
on the part of federal and state permitting authorities and adverse ecological consequences if the Atlantic Coast Pipeline Project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit and the same court’s July 2019 vacatur of the biological opinion and incidental take statement (which stay and subsequent vacatur halted most project construction activity), U.S. Court of Appeals for the Fourth Circuit decisions vacating the permits to cross certain federal forests and the air permit for a compressor station at Buckingham, Virginia, the U.S. Court of Appeals for the Fourth Circuit’s remand to U.S. Army Corps of Engineers of Atlantic Coast Pipeline’s Huntington District 404 verification and the U.S. Court of Appeals for the Fourth Circuit’s remand to the National Park Service of Atlantic Coast Pipeline’s Blue Ridge Parkway
right-of-way.
Atlantic Coast Pipeline continues to vigorously defend these challenges and is coordinating with the federal and state authorities to obtain new authorizations. Atlantic Coast Pipeline continues coordinating and working with U.S. Fish and Wildlife Service and other parties in

Combined Notes to Consolidated Financial Statements, Continued

preparation for a reissuance of the biological opinion and incidental take statement. In June 2019, the Solicitor General of the U.S. and Atlantic Coast Pipeline filed petitions requesting that the Supreme Court of the U.S. hear the case regarding the Appalachian Trail crossing. In February 2020, the Supreme Court of the U.S. heard oral arguments in the case and is expected to issue a ruling no later than June 2020. If a favorable ruling is not received, Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies to this issue.
Given the legal challenges described above and ongoing discussions with customers, project construction is expected to be completed by the end of 2021, with full in-service
in early 2022, with project costs estimated to be approximately $8 billion, excluding financing costs. Atlantic Coast Pipeline has reached agreements in principle with major

customers to amend the contracted rate to share in certain delay cost increases, pending certain regulatory approvals. Project construction activities, schedules and costs are also subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in further cost or schedule modifications, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations.
In February 2020, Dominion Energy entered into agreements with Southern to acquire its 5% membership interest in Atlantic Coast Pipeline and its 100% ownership interest in Pivotal LNG, Inc., for approximately $175 million in aggregate, plus certain purchase price adjustments. Pivotal LNG, Inc. includes a 50% noncontrolling interest in JAX LNG, LLC, an LNG supplier in Florida serving the growing marine and truck LNG markets. The acquisitions are expected to close by the second quarter of 2020. Following completion of the acquisition, Dominion Energy will own a 53% noncontrolling membership interest in Atlantic Coast Pipeline which will continue to be reflected as an equity method investment as the power to direct the activities most significant to Atlantic Coast Pipeline is shared with Duke.
Blue Racer
In December 2018, Dominion Energy sold its 50% limited partnership interest in Blue Racer for up-front
cash consideration of $1.05 billion and additional consideration of $150 million, subject to increase for interest costs effective March 2019, payable upon the purchaser’s availability of cash. The additional consideration was recorded at a fair value of $150 million on the date of sale following a discounted cash flow model and is included within other receivables in the Consolidated Balance Sheets at December 31, 2018. The valuation is considered a Level 3 fair value measurement due to the use of judgment and unobservable inputs, including projected timing and amount of future cash flows and a discount rate reflecting risks inherent in the future cash flows. As a result of the sale, Dominion Energy recognized a gain of $546 million ($390 million after-tax),
included in other income in its Consolidated Statements of Income for the year ended December 31, 2018. In addition, the purchaser agreed to pay additional consideration contingent upon the achievement of certain financial performance milestones of Blue Racer from 2019 through 2021. Pursuant to the purchase agreement, the aggregate will not exceed $300 million, which represents a gain contingency, and, as a result, Dominion Energy will not recognize any additional gain unless such consideration is realizable. In the first quarter of 2019, Dominion Energy received $151 million of additional consideration, including applicable interest, in connection with this sale. Blue Racer did not achieve the 2019 financial performance milestones set forth in the sale agreement.
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
Wrangler
In September 2019, Dominion Energy entered into an agreement to form Wrangler, a partnership with Interstate Gas Supply, Inc. Wrangler will operate a nonregulated natural gas retail energy marketing business with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash. Dominion Energy has a 20% noncontrolling ownership interest in Wrangler which is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.
The initial contribution, consisting of SEMI, closed in December 2019 for which Dominion Energy received $301 million in cash proceeds and a 20% noncontrolling ownership interest in Wrangler with an

initial fair value of $75 million estimated using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $147 million, net of a $73 million write-off
of goodwill, presented in gains on sales of assets, and an associated tax expense of $82 million, in the Consolidated Statement of Income. Over the next two years, under the terms of the agreement, Dominion Energy expects to contribute its remaining nonregulated retail energy marketing operations to Wrangler. As a result of these contributions, Dominion Energy will receive additional cash consideration which will be based upon future financial performance. When these future contributions occur, Dominion Energy expects to retain a 20% noncontrolling ownership interest in Wrangler.

As of December 31, 2019, $41 million of assets associated with Dominion Energy’s residential contracts to be contributed to Wrangler in December 2020 were classified as held for sale and were included in other current assets on the Consolidated Balance Sheet. The related disposal group is primarily comprised of customer receivables and inventories.
All activity relating to Wrangler is recorded within Gas Transmission & Storage.
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
Dominion Energy Gas
Investments that Dominion Energy Gas account for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
As of December 31,		2019	2018
(millions)
Iroquois	50%	$276	$302	Gas transmission system
White River Hub	50%	36	37	Gas transmission system
Total		$312	$339

Dominion Energy Gas’ equity earnings on its investment totaled $43 million, $54 million and $47 million in 2019, 2018 and 2017, respectively. Dominion Energy Gas received distributions from its investment of $74 million, $64 million and $55 million in 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the carrying amount of Dominion Energy Gas’ investment exceeded its share of underlying equity in net assets by $146 million. The difference reflects equity method goodwill and is not being amortized.
Summarized financial information provided to Dominion Energy Gas by Iroquois for 100% of Iroquois at December 31, 2019 and 2018
,
and for the years ended December 31, 2019, 2018 and 2017
,
is presented below.

	At December 31, 2019	At December 31, 2018
(millions)
Current assets	$ 79	$112
Noncurrent assets	586	588
Current liabilities	37	165
Noncurrent liabilities	334	193

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Revenues	$180	$194	$194
Operating income	93	108	110
Net income	82	94	93

Summarized financial information provided to Dominion Energy Gas by White River Hub for 100% of White River Hub at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is presented below.

	At December 31, 2019	At December 31, 2018
(millions)
Current assets	$ 3	$ 3
Noncurrent assets	39	41
Current liabilities	2	2

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(millions)
Revenues	$10	$12	$10
Operating income	6	8	7
Net income	6	8	7

Atlantic Coast Pipeline
DETI provides services to Atlantic Coast Pipeline which totaled $103 million, $203 million and $129 million in 2019, 2018 and 2017, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $7 million and $13 million at December 31, 2019 and 2018, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy Gas’ Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements, Continued

Note 10. Property, Plant
and
Equipment
Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2019	2018
(millions)

Dominion Energy
Utility:
Generation	$25,317	$18,896
Transmission	20,486	16,666
Distribution	25,748	18,535
Storage	3,227	2,906
Nuclear fuel	2,296	1,626
Oil and gas	1,792	1,763
General and other	2,413	1,783
Plant under construction	2,956	2,348
Total utility	84,235	64,523
Non-jurisdictional—including plant under construction	854	407
Nonutility:
Merchant generation-nuclear	1,652	1,550
Merchant generation-other	3,985	3,802
Nuclear fuel	930	1,025
Gas gathering and processing	190	185
LNG facility	4,425	3,977
Other—including plant under construction	1,195	1,109
Total nonutility	12,377	11,648
Total property, plant and equipment	$97,466	$76,578

Virginia Power
Utility:
Generation	$19,552	$18,896
Transmission	10,229	9,391
Distribution	12,095	11,771
Nuclear fuel	1,688	1,626
General and other	825	820
Plant under construction	1,784	1,602
Total utility	46,173	44,106
Non-jurisdictional—including plant under construction	854	407
Other	11	11
Total property, plant and equipment	$47,038	$44,524

Dominion Energy Gas
Utility:
Transmission	$7,014	$6,790
Storage	2,799	2,615
General and other	219	210
Plant under construction	574	732
Total utility	10,606	10,347
Nonutility:
LNG facility	4,425	3,977
Other—including plant under construction	135	376
Total nonutility	4,560	4,353
Total property, plant and equipment	$15,166	$14,700

Jointly-Owned Power Stations
Dominion Energy and Virginia Power’s proportionate share of jointly-owned power stations at December 31, 2019 is as follows

	Bath County Pumped Storage Station (1)	North Anna Units 1 and 2 (1)	Clover Power Station (1)	Millstone Unit 3 (2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,058	2,564	610	1,267	1,394
Accumulated depreciation	(661)	(1,321)	(247)	(449)	(659)
Nuclear fuel	—	793	—	483	608
Accumulated amortization of nuclear fuel	—	(634)	—	(390)	(389)
Plant under construction	7	143	5	87	77

(1)	Units jointly owned by Virginia Power.

(2)	Unit jointly owned by Dominion Energy.

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

Acquisition of Solar Projects
The following table presents acquisitions by Virginia Power of solar projects. Virginia Power has claimed or expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions) (1)	Date of Commercial Operations	MW Capacity
September 2017	October 2018	North Carolina	Pecan	$140	December 2018	75
September 2017	June 2019	North Carolina	Gutenberg	142	September 2019	80
June 2018	February 2019	Virginia	Gloucester	37	April 2019	20
August 2018	May 2019	Virginia	Grasshopper	130	Expected 2020	80
August 2018	May 2019	North Carolina	Chestnut	130	Expected 2020	75
June 2019	June 2019	Virginia	Ft. Powhatan	270	Expected 2021	150
June 2019	August 2019	Virginia	Belcher	160	Expected 2020	88
August 2019	November 2019	Virginia	Bedford	110	Expected 2021	70
October 2019	October 2019	Virginia	Maplewood	190	Expected 2022	120
December 2019	January 2020	Virginia	Rochambeau	35	Expected 2021	20

(1)	Includes acquisition costs.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy
has claimed or

expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions) (1)	Date of Commercial Operations	MW Capacity
August 2019	August 2019	Virginia	Greensville	$130	Expected 2020	80
August 2019	August 2019	Virginia	Myrtle	35	Expected 2020	15
September 2019	September 2019	South Carolina	Seabrook	103	December 2019	72
November 2019	November 2019	North Carolina	Wilkinson	153	December 2019	74

(1)	Includes acquisition costs.

Assignment of Tower Rental Portfolio
Virginia Power rents space on certain of its electric transmission towers to various wireless carriers for communications antennas and other equipment. In March 2017, Virginia Power sold its rental portfolio to Vertical Bridge Towers II, LLC for $91 million in cash. The proceeds are subject to Virginia Power’s FERC-regulated tariff, under which it is required to return half of the proceeds to customers. Virginia Power recorded $7 million and $6 million in operating revenue in 2019 and 2018, respectively,
and $11 million in other income
in
 2017, with $22 million remaining to be recognized ratably through 2023.
Assignments of Shale Development Rights
In December 2013, Dominion Energy Gas closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provided for payments to Dominion Energy Gas, subject to customary adjustments, of approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In 2013 through 2016, Dominion Energy Gas received approximately $116 million of cash proceeds and through amendments closed on the immediate conveyance of approximately 9,000 acres and a 32% partial interest in the 70,000 acres of Marcellus Shale development rights, which resulted in the recognition of $78 million of gains. In August 2017, Dominion

Energy Gas and the natural gas producer signed an amendment to the agreement, which included the finalization of contractual matters on previous conveyances, the conveyance of Dominion Energy Gas’ remaining 68% interest in approximately 70,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. Dominion Energy Gas received total consideration of $130 million, with $65 million received in 2017 and $65 million received in September 2018 in connection with the final conveyance. As a result of this amendment, in 2017, Dominion Energy Gas recognized a $56 million ($33 million after-tax)
gain included in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income associated with the finalization of the contractual matters on previous conveyances, a $9 million ($5 million after-tax)
gain included in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income associated with the elimination of its overriding royalty interest and in 2018, a $65 million ($47 million after-tax)
gain included in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income associated with the final conveyance of acreage.

In November 2014, Dominion Energy Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Dominion Energy Gas, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage. In 2014 through 2016, Dominion Energy Gas received approximately $70 million in proceeds on the conveyance of approximately 12,000 acres and as well as a 50% interest in approximately 4,000 acres along with an overriding royalty interest, which resulted in the recognition of $70 million of gains. In July 2017, in connection with the existing agreement, Dominion Energy Gas conveyed an additional 50% interest in approximately 2,000 acres of Marcellus Shale development rights and received proceeds of $5 million and an overriding royalty interest

Combined Notes to Consolidated Financial Statements, Continued

in gas produced from the acreage. This transaction resulted in a $5 million ($3 million after-tax)
gain. The gains are included in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income. In January 2018, Dominion Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the conveyance of Dominion Energy Gas’ remaining 50% interest in approximately 18,000 acres and the elimination of Dominion Energy Gas’ overriding royalty interest in gas produced from all acreage. Dominion Energy Gas received proceeds of $28 million, resulting in an approximately $28 million ($20 million after-tax)
gain recorded in gains on sales of assets in Dominion Energy Gas’ Consolidated Statements of Income.
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
All activity related to shale development rights is recorded within Gas Transmission & Storage.

Note 11. Goodwill and Intangible Assets
Goodwill
During the fourth quarter of 2019, Dominion Energy realigned its segments which resulted in the formation of five primary operating segments and Dominion Energy Gas finalized a restructuring that was accounted for as a reorganization of entities under common control. The historical information presented herein has been recast to the current segment presentation and the current structure of Dominion Energy Gas. With respect to the segment realignment, goodwill has been reassigned to the affected reporting units and operating segments using a relative fair value allocation approach. The changes in Dominion Energy’s and Dominion Energy Gas’ carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Gas Transmission & Storage	Gas Distribution	Dominion Energy South Carolina	Contracted Generation	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2017 (1)	$2,106	$1,561	$2,496	$—	$242	$—	$6,405
Purchase Accounting Adjustment	—	4	1	—	—	—	5
Balance at December 31, 2018 (1)	$2,106	$1,565	$2,497	$—	$242	$—	$6,410
SCANA Combination (2)	—	73	1,015	1,521	—	—	2,609
Contribution of SEMI to Wrangler (3)	—	(73)	—	—	—	—	(73)
Balance at December 31, 2019 (1)	$2,106	$1,565	$3,512	$1,521	$242	$—	$8,946
Dominion Energy Gas
Balance at December 31, 2017 (1)	$—	$1,466	$—	$—	$—	$—	$1,466
Purchase Accounting Adjustment	—	5	—	—	—	—	5
Balance at December 31, 2018 (1)	$—	$1,471	$—	$—	$—	$—	$1,471
No events affecting goodwill	—	—	—	—	—	—	—
Balance at December 31, 2019 (1)	$—	$1,471	$—	$—	$—	$—	$1,471

(1)	Goodwill amounts do not contain any accumulated impairment losses.

(2)	See Note 3 for discussion of Dominion Energy’s acquisitions.

(3)	See Note 9 for additional information.

Other Intangible Assets
The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for intangible assets was $106 million, $82 million and $80 million for 2019, 2018 and 2017, respectively. In 2019
, in addition to intangible assets acquired in the SCANA Combination
,
Dominion Energy acquired $120 million of intangible assets, primarily representing software and right-of-use
assets, with an estimated weighted-average amortization period of approximately 10 years. Amortization expense for Virginia Power’s intangible assets was $30 million for 2019 and $31 million for both 2018 and 2017. In 2019, Virginia Power acquired $52 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of 8 years. Dominion Energy Gas’ amortization expense for intangible assets was $11 million for both 2019 and 2018 and $9 million for 2017. In 2019, Dominion Energy Gas acquired $7 million of intangible assets, primarily representing software and right-of-use
assets, with an estimated weighted-average amortization period of approximately 29 years.
The components of intangible assets are as follows:

	2019		2018
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)

Dominion Energy
Software, licenses and other	$1,340	$549	$1,033	$363

Virginia Power
Software, licenses and other	$406	$135	$384	$134

Dominion Energy Gas
Software, licenses and other	$178	$ 72	$179	$ 64

Annual amortization expense for these intangible assets is estimated to be as follows:

	2020	2021	2022	2023	2024
(millions)
Dominion Energy	$88	$78	$70	$56	$49

Virginia Power	$25	$19	$15	$8	$6

Dominion Energy Gas	$9	$8	$8	$5	$4

Note 12. Regulatory Assets And Liabilities
Regulatory assets and liabilities include the following:

At December 31,	2019	2018
(millions)

Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation (1)	$48	$174
Deferred project costs and DSM programs for gas utilities (2)	21	17
Unrecovered gas costs (3)	102	14
Deferred rate adjustment clause costs for Virginia electric utility (4)(5)	109	78
Deferred nuclear refueling outage costs (6)	68	69
NND Project costs (7)	138	—
PJM transmission rates (8)	121	45
Other	272	99
Regulatory assets-current	879	496
Deferred cost of fuel used in electric generation (1)	—	83
P ension and other postretirement benefit costs (9)	1,431	1,497
Deferred rate adjustment clause costs for Virginia electric utility (4)(5)(10)	235	230
PJM transmission rates (8)	85	192
Deferred project costs for gas utilities (2)	521	335
Interest rate hedges (11)	741	184
AROs and related funding (12)	311	—
Cost of reacquired debt (13)(14)	262	3
NND Project costs (7)	2,503	—
Ash pond and landfill closure costs (15)	1,016	27
Other	582	125
Regulatory assets-noncurrent	7,687	2,676
Total regulatory assets	$8,566	$3,172
Regulatory liabilities:
Provision for future cost of removal and AROs (16)	$142	$117
Reserve for refunds and rate credits to electric utility customers (17)	143	71
Cost-of-service impact of 2017 Tax Reform Act (18)	4	104
Income taxes refundable through future rates (19)	77	—
Monetization of guarantee settlement (20)	67	—
Other	64	64
Regulatory liabilities-current	497	356
Income taxes refundable through future rates (19)	5,088	4,071
Provision for future cost of removal and AROs (16)	2,302	1,409
Nuclear decommissioning trust (21)	1,471	1,070
Monetization of guarantee settlement (20)	970	—
Reserve for refunds and rate credits to electric utility customers (17)	656	—
Overrecovered other postretirement benefit costs (22)	189	120
Other	325	170
Regulatory liabilities-noncurrent	11,001	6,840
Total regulatory liabilities	$11,498	$7,196

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.

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

(9)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries.

(10)
During 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax)
in impairment of assets and other charges (reflected in the Corporate and Other segment)
to
write-off
the balance of a regulatory asset for which it is no longer seeking recovery.

(11)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of December 31, 2019.

(12)
Represents deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.

(13)
Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be
remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 26 years as of December 31, 2019.

(14)
During 2019, DESC purchased certain of its first mortgage bonds as discussed in Note 18. As a result of these transactions, DESC incurred net costs, including write-offs of unamortized discount, premium and debt issuance costs, of $270 million.

(15)
Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCRs to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 23 for additional information.

(16)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(17)
Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated
11-year
period in connection with the SCANA Merger Approval Order and Virginia legislation enacted in March 2018 that required one-time
rate credits of certain amounts to utility customers in Virginia. See Notes 3 and 13 for additional information.

(18)
Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 for additional information.

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

(22)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31,	2019	2018
(millions)

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation (1)	$48	$174
Deferred rate adjustment clause costs (2)(3)	109	78
Deferred nuclear refueling outage costs (4)	68	69
PJM transmission rates (5)	121	45
Other	87	58
Regulatory assets-current	433	424
Deferred rate adjustment clause costs (2)(3)(6)	235	230
PJM transmission rates (5)	85	192
Interest rate hedges (7)	404	151
Deferred cost of fuel used in electric generation (1)	—	83
Ash pond and landfill closure costs (8)	1,016	27
Other	123	54
Regulatory assets-noncurrent	1,863	737
Total regulatory assets	$2,296	$1,161
Regulatory liabilities:
Provision for future cost of removal (9)	$103	$92
Cost-of-service impact of 2017 Tax Reform Act (10)	—	95
Reserve for rate credits to electric utility customers (11`)	—	71
Income taxes refundable through future rates (12)	54	—
Other	10	41
Regulatory liabilities-current	167	299
Income taxes refundable through future rates (12)	2,438	2,579
Nuclear decommissioning trust (13)	1,471	1,070
Provision for future cost of removal (9)	1,054	940
Other	111	58
Regulatory liabilities-noncurrent	5,074	4,647
Total regulatory liabilities	$5,241	$4,946

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.

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

144

(6)
During 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax)
in impairment of assets and other charges (reflected in the Corporate and Other segment)

to
write-off
the balance of a regulatory asset for which it is no longer seeking recovery.

(7)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years as of December 31, 2019.

(8)
Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 23 for additional information.

(9)	Rates charged to customers by Virginia Power’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(10)
Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at regulated electric generation and distribution operations. See Note 13 for additional information.

(11)	Charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers. See Note 13 for additional information.
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

At December 31,	2019	2018
(millions)

Dominion Energy Gas
Regulatory assets:
Unrecovered gas costs (1)	$2	$1
Other	6	7
Regulatory assets-current (2)	8	8
Unrecognized pension and other postretirement benefit costs (3)	—	15
Interest rate hedges (4)	32	33
Other	8	4
Regulatory assets-noncurrent	40	52
Total regulatory assets	$48	$60
Regulatory liabilities:
Provision for future cost of removal and AROs (5)	$18	$9
Overrecovered gas costs (1)	8	7
Other	15	8
Regulatory liabilities-current (6)	41	24
Income taxes refundable through future rates (7)	560	530
Provision for future cost of removal and AROs (6)	95	113
Overrecovered other postretirement benefit costs (8)	133	106
Other	12	16
Regulatory liabilities-noncurrent	800	765
Total regulatory liabilities	$841	$789

(1)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with the applicable regulatory authority.
(2)	Current regulatory assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy Gas’ rate-regulated subsidiaries.

(4)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted average useful life of approximately 30 years.

(5)
Rates charged to customers by Dominion Energy Gas’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(6)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(7)
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

(8)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.
At December 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas’ regulatory assets include $3.3 billion, $1.8 billion and $46 million, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

N
ote
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
—
Electric
Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market based rate authority, sells electricity in the PJM wholesale market and to

Combined Notes to Consolidated Financial Statements, Continued

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
In October 2017, FERC issued an order determining the calculation of the incremental costs of undergrounding the transmission projects and affirming that the costs are to be recovered from the wholesale transmission customers with loads located in Virginia. FERC directed Virginia Power to rebill all wholesale transmission customers retroactively to March 2010 within 30 days of when the proceeding becomes final and no longer subject to rehearing. In November 2017, Virginia Power,
North Carolina Electric Membership Corporation and the wholesale transmission customers filed petitions for rehearing. In July 2018, FERC denied the rehearing requests related to the October 2017 order determining the calculation of the undergrounding costs. Several parties have appealed FERC’s decision to the U.S. Court of Appeals for the D.C. Circuit. In December 2019, the U.S. Court of Appeals for the D.C. Circuit denied the appeal.
In January 2019, FERC issued an order denying PJM’s request to waive certain provisions of the PJM Tariff regarding the liquidation of a portfolio of FTRs owned by GreenHat who had defaulted on its financial obligations. As a result of FERC’s order, PJM is required to use the existing tariff provisions to liquidate GreenHat’s FTR portfolio and allocate the resulting costs to PJM members. In February 2019, PJM filed a request for clarification and rehearing with FERC. Also in February 2019, Virginia Power and certain other PJM members filed a request for rehearing with FERC. In June 2019, FERC established a hearing and settlement proceedings to address the issues raised in PJM’s request for clarification and rehearing. In October 2019, PJM submitted a settlement offer to FERC which was approved by FERC in December 2019. Based on the terms of the settlement, the impact to Virginia Power is expected to be immaterial.
FERC—G
as
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
(reflected in the Corporate and Other segment)
during 2017 to
write-off
the balance of a regulatory asset, originally established in 2008, that is no longer considered probable of recovery. DETI recognized a charge of $129 million ($94 million after-tax)
recorded primarily within impairment of assets and related charges in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income
(reflected in the Corporate and Other segment)
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
In September 2018, the Virginia Commission issued an order directing Virginia Power to submit a filing quantifying the impacts of the 2017 Tax Reform Act in advance of the April 1, 2019 implementation as required by legislation, which filing was submitted in October 2018. In January 2019, Virginia Power filed updated testimony with a proposed annual revenue reduction of approximately $171 million. Additionally, Virginia Power proposed to issue a one-time
bill credit to customers within 90 days of this effective date, to true-up
the difference between the final revenue reduction for the period January 1, 2018 through March 31, 2019 and the $125 million interim rate reduction implemented on July 1, 2018. In March 2019, the Virginia Commission issued an order approving an annual revenue reduction of approximately $183 million effective April 2019 and ordered Virginia Power to implement the one-time
customer credit on or before July 1, 2019. In the second quarter of 2019, Virginia Power refunded to customers $132 million.
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
In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. In May 2019, the Utah Commission issued an order approving Questar Gas’ proposal to pass back the 2018 amortization of excess deferred income taxes over twelve months beginning in June 2019. The matter with the Wyoming Commission is pending.
In October 2018, the Ohio Commission issued an order requiring rate-regulated utilities to file an application reflecting the impact of the 2017 Tax Reform Act on current rates by January 1, 2019. In December 2018, East Ohio filed its application proposing an approach to establishing rates and charges by and through which to return tax reform benefits to its customers. In December 2019, the Ohio Commission issued an order approving customer credits of approximately $600 million that will be shared with customers primarily over the remaining book life of the property to which the excess deferred income taxes relate. In addition, East Ohio will reduce rates approximately $19 million per year to account for the 2017 Tax Reform Act’s impact on its equity return component of rates charged to customers.
In connection with the SCANA Merger Approval Order, the South Carolina Commission approved DESC’s provision of approximately $100 million in bill credits related to the 2017 Tax Reform Act’s impact on retail electric customer rates for the period beginning January 2018 through January 2019. These credits have been included in bills rendered on and after the first billing cycle of February 2019. In addition, the South Carolina Commission approved a tax rider whereby the effects of the reduction in the corporate income tax rate resulting from the 2017 Tax Reform Act will benefit retail electric customers. This tax rider reduced base rates to retail electric customers by approximately $63 million in 2019 and is expected to reduce these rates by $67 million in 2020.
In October 2018, the South Carolina Commission issued an order approving adjustment to DESC’s natural gas rate schedules, under the terms of the Natural Gas Rate Stabilization Act, to reflect the reduction in the federal corporate tax rate arising from the 2017 Tax Reform Act. The approved natural gas rate schedules also included a tax reform rate rider to refund certain income tax amounts previously collected from customers. These lower rates, representing a $20 million decreased revenue requirement, became effective for bills rendered on and after the first billing cycle in November 2018.
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

Combined Notes to Consolidated Financial Statements, Continued

Other Regulatory Matters
V
irginia
R
egulation
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
In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission
-
approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include in a customer credit reinvestment offset. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a customer credit reinvestment offset. Any costs that are the subject of a customer credit reinvestment offset may not be recovered in base rates for the service life of the projects and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total customer credit reinvestment offset elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. In the 2021 review, any such rate reduction is limited to $50 million.
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
In addition, Virginia Power reduced base rates on an annual basis by $125 million effective July 2018, to reflect the estimated effect of the 2017 Tax Reform Act. In March 2019, the Virginia Commission directed an annual revenue reduction of $183 million in rates for generation and distribution services pursuant to the GTSA effective April 2019.
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
In September 2019, Virginia Power filed a revised plan which includes six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) telecommunications infrastructure; (v) cyber security; and (vi) a smart charging electric vehicle infrastructure pilot program (Phase IB). For Phase IB, the total proposed capital investment during 2019 – 2021 is $503 million and the proposed operations and maintenance investment is $78 million. This matter is pending.
Regulation Act
In March 2019, Virginia Power filed an application for the Virginia Commission to determine the general ROE for Virginia Power’s non-transmission
rate adjustment clauses and for purposes of determining Virginia Power’s base rate earnings in the 2021 quadrennial review for the four successive
12-month
test periods beginning January 1, 2017 and ending December 31, 2020. The application supported a 10.75% ROE for these rate adjustment clauses and quadrennial review period. In November 2019, the Virginia Commission approved a 9.2% general ROE for Virginia Power.
Virginia Fuel Expenses
In May 2019, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.5 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2019 and the projected June 30, 2019 under recovered balance of $124 million. Virginia Power’s proposed fuel rate represented a fuel revenue decrease of $192 million when applied to projected kilowatt-hour sales for the period July 1, 2019 to June 30, 2020. Subsequently in May 2019, Virginia Power revised its fuel factor filing to reduce the projected June 30, 2019 underrecovered balance to $107 million and a fuel revenue decrease of $254 million. In August 2019, the Virginia Commission approved Virginia Power’s fuel rate.
In February 2020, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2020 and a projected over-recovery of approximately $81 million for the prior year balance as of June 30, 2020. Virginia Power requested that the new fuel factor rate be implemented on an interim basis two months early, beginning on May 1, 2020. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of approximately $393 million when applied to projected kilowatt-hour sales for the rate year beginning May 1, 2020. This matter is pending.
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
In February 2020, the Virginia Commission approved the request.
Solar Facility Projects
•	In July 2018, Virginia Power filed an application with the Virginia Commission for CPCNs to construct two solar facilities. Colonial Trail West and Spring Grove 1 are estimated to cost approximately $410 million, excluding financing costs. Colonial Trail West commenced commercial operations in December 2019 and Spring Grove 1 is expected to commence commercial operations in the fourth quarter of 2020. Virginia Power also applied for approval of Rider
US-3
associated with these projects with a proposed $10 million total revenue requirement for the rate year beginning June 1, 2019. In January 2019, the Virginia Commission issued a final order granting CPCNs to construct the solar facilities, subject to a
20-year
performance guarantee of the facilities at a 25% solar capacity factor when normalized for force majeure events. In April 2019, the Virginia Commission approved Rider
US-3.

•	In July 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct Sadler Solar, which is estimated to cost approximately $146 million, excluding financing costs. Sadler Solar is expected to commence commercial operations, subject to regulatory approvals associated with the project, in the fourth quarter of 2020. Virginia Power also applied for approval of Rider
US-4
associated with this project with a proposed $9 million total revenue requirement for the rate year beginning June 1, 2020. In January 2020, the Virginia Commission issued a final order granting the CPCN to construct Sadler Solar, subject to a
20-
year performance guarantee of the facility at a 22% solar capacity factor when normalized for force majeure events. This matter regarding Rider
US-4
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
•	The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In October 2019, the Virginia Commission approved Virginia Power’s proposed fourth phase of conversions totaling $123 million and a total $52 million revenue requirement for the rate year beginning February 1, 2020 for continuing recovery of the previously approved phase conversions and the proposed fourth phase conversions.

•	The Virginia Commission previously approved Riders C1A, C2A and C3A in connection with cost recovery for DSM programs. In December 2019, Virginia Power filed a petition to approve an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $186 million cost cap, and proposed a total $60 million revenue requirement for the rate year beginning September 1, 2020. This total revenue requirement represents an $11 million increase over the previous year.

•	In December 2018, Virginia Power filed a petition requesting approval of Rider E and proposed a $114 million total revenue requirement for the rate year beginning November 1, 2019. In August 2019, the Virginia Commission issued an order approving in part and denying in part the petition. As a result, Virginia Power recorded a $21 million ($16 million after-tax)
charge in impairment of assets and other charges in the Consolidated Statements of Income for the three and nine months ended September 30, 2019 to write-off
certain disallowed environmental property, plant and equipment and regulatory assets. In August 2019, the Virginia Commission granted Virginia Power’s petition for reconsideration of the disallowed amount and stayed the order issued earlier in August 2019. In October 2019, the Virginia Commission approved Virginia Power’s request to implement a total revenue requirement of $104 million on an interim basis, subject to true-up,
pending resolution of the petition for reconsideration. In November 2019, the Virginia Commission denied the petition for reconsideration and the $104 million total revenue requirement remains in effect.
•	Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider S	May 2019	February 2020	April 2020	$195	$(20)
Rider GV	May 2019	February 2020	April 2020	132	12
Rider W	May 2019	February 2020	April 2020	106	1
Rider R	May 2019	February 2020	April 2020	44	(13)
Rider B	May 2019	February 2020	April 2020	32	(6)
Rider US-3	July 2019	Pending	June 2020	31	21
Rider BW	October 2019	Pending	September 2020	120	1
Rider US-2	October 2019	Pending	September 2020	10	(5)
Rider E	January 2020	Pending	November 2020	88	(16)

Combined Notes to Consolidated Financial Statements, Continued

Coastal Virginia Offshore Wind Project
In November 2018, Virginia Power received approval from the Virginia Commission for its petition seeking a prudency determination as provided in the GTSA with respect to the proposed Coastal Virginia Offshore Wind Pilot project consisting of two 6
MW wind turbine generators located approximately 27 miles off the coast of Virginia Beach, Virginia in federal waters, and for a CPCN, for the generation tie line connecting the generators to shore. This project is expected to cost approximately $300 million and to be placed into service by the end of 2020.
Electric Transmission Projects
In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia
Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied the request for rehearing and ordered the U.S. District Court for the D.C. Circuit to consider and issue a ruling on whether the permit should be vacated during the U.S. Army Corps of Engineers’ preparation of an environmental impact statement. In November 2019, the U.S. District Court for the D.C. Circuit issued an order allowing the permit to remain in effect while an environmental impact study is performed. This matter is pending.

Additional significant Virginia Power electric transmission projects approved
or
applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild and operate transmission line between Lanexa and the Northern Neck in Virginia	June 2018	February 2019	230 kV	3	$ 30
Build a new substation and connect three existing transmission lines thereto in Fluvanna County, Virginia	October 2018	June 2019	230 kV	<1	30
Rebuild and operate the Glebe substation and relocate and operate in Arlington County, Virginia and the City of Alexandria, Virginia existing overhead line underground	March 2019	September 2019	230 kV	<1	125
Rebuild and operate transmission line between Valley, Virginia and Mt. Storm, West Virginia	April 2019	November 2019	500 kV	65	290
Rebuild and operate transmission line between the Suffolk substation and the Virginia/North Carolina state line	May 2019	November 2019	230 kV	11	20
Rebuild and operate five segments between the Loudoun and Ox substations	August 2019	Pending	230 kV	19	70
Build new Evergreen Mills switching station and line loops in Loudoun County, Virginia	December 2019	Pending	230 kV	2	30
Build new Lockridge substation and line loop in Loudoun County, Virginia	December 2019	Pending	230 kV	<1	35

North Carolina Regulation
North Carolina Base Rate Case
In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel,
base rate increase of $27 million effective November 1, 2019 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2020. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned return of 7.52% based upon a fully-adjusted test period, compared to its authorized 9.90% return, and proposed a 10.75% ROE. In September 2019, Virginia Power revised its filing to reduce the non-fuel
base rate increase to $24 million. In January 2020, the North Carolina Commission approved a 9.75% ROE and disallowed certain costs associated with coal ash remediation at Chesterfield power station.
In February 2020, the North Carolina Commission issued its final order relating to base rates. Virginia Power is reviewing the order and assessing its options.
North Carolina Fuel Filing
In August 2019, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $18 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2020. In January 2020, the North Carolina Commission approved Virginia Power’s proposed fuel change adjustment.
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

In January 2020, DESC filed an application with the South Carolina Commission seeking approval to recover $40 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. This matter is pending.
Natural Gas Rate Stabilization Act
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
Cost of Fuel
DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In April 2019, the South Carolina Commission approved DESC’s proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposal included maintaining its base fuel component at the current level to produce a projected under-recovered balance of $35 million at the end of the
12-month
period beginning with the first billing cycle of May 2019 and requested carrying costs for any base fuel under-collected balances, should they occur. DESC also proposed reducing its variable environmental component and maintaining or reducing its distributed energy resource components. Changes in rates became effective beginning with the first billing cycle of May 2019.
In February 2020, DESC filed
a proposal
with the South Carolina Commission to decrease the total fuel cost component of retail electric rates. DESC’s proposed decrease would reduce annual base fuel component recoveries by approximately $44 million and is projected to return to customers the existing over-collected balance while recovering DESC’s current base fuel costs over the 12-month period beginning with the first billing cycle of May 2020. In addition, DESC proposed an increase to its variable environmental and distributed energy resource components. This matter is pending.
Electric Transmission Projects
In 2020, DESC expects to begin several electric transmission projects in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability. DESC anticipates the projects to go into service in phases, costing approximately $75 million in aggregate. In February 2020, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 28 miles of 230 kV transmission lines in Aiken County, South Carolina estimated to cost approximately $30 million. This matter is pending.
Ohio Regulation
PIR Program
In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In September 2016, the Ohio Commission approved a stipulation filed jointly by East Ohio and the Staff of the Ohio Commission to continue the PIR program and associated cost recovery for another five-year term, calendar years
2017 through 2021, and to permit East Ohio to increase its annual capital expenditures to $200 million by 2018 and 3% per year thereafter subject to the cost recovery rate increase caps proposed by East Ohio.
In April 2019, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2018 costs. The filing reflects gross plant investment for 2018 of $202 million, cumulative gross plant investment of $1.6 billion and a revenue requirement of $190 million.
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
Utah And Wyoming Regulation
LNG Storage Facility
In April 2019, Questar Gas filed a request with the Utah Commission for pre-approval
to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day. In October 2019, the Utah Commission granted pre-approval
to construct the LNG storage facility.
Utah Base Rate Case
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
In February 2020, the Utah Commission approved a non-fuel, base rate increase of $3 million effective March 2020. This revenue requirement increase is based on an approved ROE of 9.50%.
Wyoming Base Rate Case
In November 2019, Questar Gas filed its base rate case and schedules with the Wyoming Commission. Questar Gas proposed a non-fuel, base rate increase of $4 million effective September 2020. The

Combined Notes to Consolidated Financial Statements, Continued

base rate increase was proposed to replace aging infrastructure and expand its system. Questar Gas presented an earned return of

7.46%, based upon a fully-adjusted test period, compared to its authorized 9.5% return, and proposed a 10.5% ROE. This matter is pending.
Rural Expansion Program
In December 2019, Questar Gas filed an application with the Utah Commission for a CPCN to construct natural gas infrastructure to extend service to Eureka, Utah. The project is expected to include 11 miles of high-pressure pipeline and up to 360 service lines and to be in service in late 2021. Questar Gas also requested approval of a rural expansion rate adjustment tracker to recover the construction costs of the project. This matter is pending.
FERC—GAS
Cove Point
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
In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service
of approximately $182 million. Cove Point anticipates that FERC will suspend the changes in rates for five months following the proposed effective date, until August 1, 2020.
DETI
In
September 2019
, DETI submitted its annual transportation cost rate adjustment to FERC requesting approval to recover $
38
 million. Also in
September 2019
, DETI submitted its annual electric power cost adjustment to FERC requesting approval to recover $
10
 million. In
October 2019
, FERC approved these adjustments.
In December 2019, DETI filed an application to request FERC authorization to construct, operate and maintain the Tri-West project to provide 120,000 Dth per day of firm transportation service in from Pennsylvania to Ohio for delivery to Tennessee Gas Pipeline Company. The project facilities are expected to cost approximately
$25 million and be in service by the end of 2020.
In August 2018, DETI executed a binding precedent agreement with a customer for the West Loop project. The project is expected to cost approximately $95 million and provide 150,000 Dth per day of firm transportation service from Pennsylvania to Ohio for delivery to a proposed combined-cycle, natural gas-fired
electric power generation facility to be located in Columbiana County, Ohio. In December 2018, DETI filed an application to request FERC authorization to construct, operate and maintain the project facilities, which are expected to be in service by the end of 2021. In December 2019, DETI received FERC authorization.
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

(reflected in the Corporate and Other segment)
.

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
The Companies have also identified, but not recognized, AROs related to the retirement of the Cove Point LNG Facility, Dominion Energy and Dominion Energy Gas’ storage wells in their underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in Dominion Energy and Virginia Power’s generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

The changes to AROs during 2018 and 2019 were as follows:

Amount
(millions)
Dominion Energy
AROs at December 31, 2017	$2,432
Obligations incurred during the period	20
Obligations settled during the period	(159)
Revisions in estimated cash flows (2)	120
Accretion	119
AROs at December 31, 2018 (1)	$2,532
Obligations incurred during the period (2)	2,413
Obligations settled during the period	(137)
AROs acquired in the SCANA Combination	577
Revisions in estimated cash flows (3)	(324)
Accretion	213
AROs at December 31, 2019 (1)	$5,274
Virginia Power
AROs at December 31, 2017	$1,365
Obligations incurred during the period	14
Obligations settled during the period	(119)
Revisions in estimated cash flows (2)	120
Accretion	65
AROs at December 31, 2018	$1,445
Obligations incurred during the period (2)	2,408
Obligations settled during the period	(81)
Revisions in estimated cash flows (3)	(323)
Accretion	132
AROs at December 31, 2019	$3,581
Dominion Energy Gas
AROs at December 31, 2017	$85
Obligations incurred during the period	3
Obligations settled during the period	(6)
Accretion	6
AROs at December 31, 2018 (4)	$88
Obligations settled during the period	(3)
Accretion	4
AROs at December 31, 2019 (4)	$89

(1)	Includes $282 million and $408 million reported in other current liabilities at December 31, 2018, and 2019, respectively.
(2)	Reflects future ash pond and landfill closure costs at certain utility generation facilities. See Note 23 for further information.
(3)
Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities as well as revisions for 20 year license extensions for regulated nuclear power stations in Virginia.

(4)	Includes $74 million and $75 million reported in other deferred credits and other liabilities, with the remainder recorded in other current liabilities, at December 31, 2018 and 2019, respectively.
Dominion Energy’s AROs at December 31, 2019 and 2018, include $1.7 billion and $1.6 billion, respectively, with $0.8 billion and $0.9 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. Dominion Energy and Virginia Power have established trusts dedicated to funding the future decommissioning activities.
At December 31, 2019 and 2018, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $6.2 billion and $4.9 billion, respectively. At December 31, 2019 and 2018, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $2.9 billion and $2.4 billion, respectively.
In addition, AROs at December 31, 2019 include $2.6 billion related to Virginia Power’s future ash pond and landfill closure costs. Regulatory mechanisms, primar ily
 associated with legislation enacted in Virginia in March 2019, provide for recovery of costs to be incurred. See Notes 12 and 23 for additional information.

Note 15. Leases
At December 31, 2019, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

December 31, 2019
(millions)
Dominion Energy
Lease assets:
Operating lease assets (1)	$499
Finance lease assets (2)	140
Total lease assets	$639
Lease liabilities:
Operating lease liabilities (3)	$59
Finance lease liabilities (4)	29
Total lease liabilities—current	88
Operating lease liabilities (5)	442
Finance lease liabilities	105
Total lease liabilities—noncurrent	547
Total lease liabilities	$635
Virginia Power
Operating lease assets (1)	$212
Finance lease assets (2)	19
Total lease assets	$231
Lease liabilities:
Operating lease liabilities (3)	$30
Finance lease liabilities (4)	3
Total lease liabilities—current	33
Operating lease liabilities (5)	180
Finance lease liabilities	16
Total lease liabilities—noncurrent	196
Total lease liabilities	$229
Dominion Energy Gas
Operating lease assets (1)	$37
Finance lease assets (2)	6
Total lease assets	$43
Lease liabilities:
Operating lease liabilities (3)	$6
Finance lease liabilities (4)	1
Total lease liabilities—current	7
Operating lease liabilities (5)	29
Finance lease liabilities	5
Total lease liabilities—noncurrent	34
Total lease liabilities	$41

(1)	Included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)
Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $27 million, $4 million and $1 million of accumulated amortization at Dominion Energy, Virginia Power and Dominion Energy Gas, respectively, at December 31, 2019.

(3)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(4)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(5)	Included in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 includes property plant and equipment and accumulated depreciation of $2.8 billion and $364 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Combined Notes to Consolidated Financial Statements, Continued

For the year ended December 31, 2019, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

Year Ended December 31, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$20
Interest	4
Operating lease cost	87
Short-term lease cost	30
Variable lease cost	6
Total lease cost	$147
Virginia Power
Operating lease cost	$41
Short-term lease cost	13
Variable lease cost	2
Total lease cost	$56
Dominion Energy Gas
Operating lease cost	$7
Short-term lease cost	7
Total lease cost	$14
For the year ended December 31, 2019, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

Year Ended December 31, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$4
Operating cash flows for operating leases	121
Financing cash flows for finance leases	20
Virginia Power
Operating cash flows for operating leases	56
Dominion Energy Gas
Operating cash flows for operating leases	14
In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statement of Income for the year ended December 31, 2019 includes $174 million of rental revenue included in operating revenue and $94 million of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.
At December 31, 2019, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

December 31, 2019
Dominion Energy
Weighted average remaining lease term—finance leases	5 years
Weighted average remaining lease term—operating leases	21 years
Weighted average discount rate—finance leases	3.84%
Weighted average discount rate—operating leases	4.47%
Virginia Power
Weighted average remaining lease term—finance leases	6 years
Weighted average remaining lease term—operating leases	20 years
Weighted average discount rate—finance leases	4.12%
Weighted average discount rate—operating leases	4.29%
Dominion Energy Gas
Weighted average remaining lease term—finance leases	6 years
Weighted average remaining lease term—operating leases	11 years
Weighted average discount rate—finance leases	4.08%
Weighted average discount rate—operating leases	4.37%
The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power		Dominion Energy Gas
	Operating	Finance	Operating	Finance	Operating	Finance
(millions)
2020	$72	$34	$34	$4	$7	$2
2021	65	31	30	4	6	1
2022	55	29	24	4	5	1
2023	45	26	19	3	4	1
2024	36	19	14	3	3	1
After 2024	582	9	205	4	20	1
Total undiscounted lease payments	855	148	326	22	45	7
Present value adjustment	(377)	(14)	(139)	(3)	(10)	(1)
Present value of lease liabilities	$478	$134	$187	$19	$35	$6
Corporate Office Leasing Arrangements
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
Upon commencement, the lease for the facility was classified as a finance lease. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. No end-of-term
options were deemed reasonably certain of exercise at commencement date. At commencement, Dominion Energy recorded a right-of-use
asset and offsetting lease obligation of $67 million, representing the present value of consideration over the five-year term at the rate implicit in the lease. Dominion Energy is considered the owner of the leased property for tax purposes, and as a result, is entitled to tax deductions for depreciation and interest expense.
In December 2019, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs.
If Dominion Energy ultimately proceeds with the
project
through completion, it
is
not
expected to be completed
earlier than
mid-2023.
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
The
51-month
lease term will commence once construction is substantially complete and the facility is able to be occupied. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.
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

Note 16. Variable Interest Entities
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
Dominion Energy
At December 31, 2019, Dominion Energy owns the manager and 67% of the membership interest in certain merchant solar facilities, as discussed in Note 2. Dominion Energy has concluded that these entities are VIEs due to the members lacking the characteristics of a controlling financial interest. In addition, in 2016 Dominion Energy created a wholly owned subsidiary, SBL Holdco, as a holding company of its interest in the VIE merchant solar facilities and accordingly SBL Holdco is a VIE. Dominion Energy is the primary beneficiary of SBL Holdco and the merchant solar facilities, as it has the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Dominion Energy’s securities due within one year and long-term debt include $31 million and $267 million, respectively, of debt issued by SBL Holdco net of issuance costs that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.
Dominion Energy owns a 48% membership interest in Atlantic Coast Pipeline. See Note 9 for more details regarding the nature of this entity. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. In February 2020, Dominion Energy entered an agreement to acquire Southern’s 5% membership interest which is expected to close by the second quarter of 2020. Following completion of the acquisition, Dominion Energy will own a 53% noncontrolling membership interest in Atlantic Coast Pipeline which is not expected to change Dominion Energy’s conclusion that it is not the primary beneficiary as the power to direct the activities most significant to Atlantic Coast Pipeline will be shared with Duke. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to its current and future investment as well as any obligations under a guarantee provided. See Note 23 for more information.
Dominion Energy previously concluded that Dominion Energy Midstream was a VIE due to the limited partners lacking the characteristics of a controlling financial interest and that it was the primary beneficiary as it had the power to direct the activities that most significantly impact the economic performance as well as to absorb losses and benefits which could be significant to Dominion Energy Midstream. In January 2019, Dominion Energy acquired all outstanding partnership interests not owned by Dominion Energy and Dominion Energy Midstream became a wholly-owned subsidiary of Dominion Energy. As a result, Dominion Energy concluded that Dominion Energy Midstream is no longer a VIE.
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

Combined Notes to Consolidated Financial Statements, Continued

direct the activities that most significantly impact these VIEs’ economic performance. Dominion Energy and Virginia Power are obligated to provide capital contributions to the partnerships as

required
by each partnership agreement based on their ownership percentages. Dominion Energy and Virginia Power’s maximum exposure to loss is limited to their current and future investments.
Virginia Power
Virginia Power had a long-term power and capacity contract with one non-utility
generator with an aggregate summer generation capacity of approximately 218 MW. The contract contained certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considered to be variable interests and for which Virginia Power had previously concluded if the generation facility were to be a VIE that it would not be the primary beneficiary. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility
generator. A $135 million ($100 million
after-tax)
charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income during the second quarter of 2019. Virginia Power paid $13 million, $50 million, and $86 million for electric capacity to non-utility
generators and $1 million, $18 million and $24 million for electric energy to non-utility
generators for the years ended December 31, 2019, 2018 and 2017, respectively.
Dominion Energy and Dominion Energy Gas
As part of the Dominion Energy Gas Restructuring, Dominion Energy contributed to Dominion Energy Gas a 75% controlling limited partner interest in Cove Point. In December 2019, Dominion Energy sold its retained 25% noncontrolling limited partner interest in Cove Point. Dominion Energy Gas concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Energy Gas is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.
Dominion Energy Gas
DETI has been engaged to oversee the construction of, and to subsequently operate and maintain, the projects undertaken by Atlantic Coast Pipeline based on the overall direction and oversight of Atlantic Coast Pipeline’s members. An affiliate of DETI holds a membership interest in Atlantic Coast Pipeline, therefore DETI is considered to have a variable interest in Atlantic Coast Pipeline. The members of Atlantic Coast Pipeline hold the power to direct the construction, operations and maintenance activities of the entity. DETI has concluded it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance. DETI has no obligation to absorb any losses of the VIE. See Note 25 for information about associated related party receivable balances.
Dominion Energy Gas purchased shared services from DECGS and DEQPS, affiliated VIEs, of $49 million, $45 million and $45 million for the years ended December 31, 2019, 2018 and 2017, respectively. Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DECGS and DEQPS of $15 million and $6 million at December 31, 2019 and at December 31, 2018, respectively.
Dominion Energy
Gas determined that neither it nor any of its consolidated entities is the primary beneficiary of DECGS or DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DECGS and DEQPS provide marketing
and operation
al
 services to Dominion Energy and its subsidiaries as subsidiary service companies. Neither Dominion Energy Gas nor any of its consolidated entities has any obligation to absorb more than its allocated share of DECGS or DEQPS costs.
Virginia Power and Dominion Energy Gas
Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $387 million and $119 million, $335 million and $106 million, and $340 million and $106 million for the years ended December 31, 2019, 2018 and 2017, respectively. Virginia Power and Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to DES of $102 million and $27 million, respectively, at December 31, 2019, and $107 million and $43 million, respectively, at December 31, 2018, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power and Dominion Energy Gas determined that neither is the primary beneficiary of DES as neither has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power and Dominion Energy Gas. Virginia Power and Dominion Energy Gas have no obligation to absorb more than their allocated shares of DES costs.

Note 17. Short-term Debt and Credit Agreements
The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties.
Dominion Energy
Dominion Energy’s short-term financing is supported through its access to the joint revolving credit facility described below. Commercial paper and letters of credit outstanding, as well as capacity available under the credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper (1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2019
Joint revolving credit facility (2)	$6,000	$836	$89	$5,075
At December 31, 2018
Joint revolving credit facility (2)	$6,000	$324	$88	$5,588

(1)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion Energy’s credit facility was 2.10% and 2.93% at December 31, 2019 and 2018, respectively.
(2)
This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In March 2019, DESC’s $700 million credit facility was terminated and DESC was added as a borrower to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas. DESC’s short-term financing is supported through its access as co-borrower
to the facility. At December 31, 2019, the
sub-limit
for DESC was $500 million.
Questar Gas’ short-term financing is supported through its access as co-borrower
to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power, Dominion Energy Gas and DESC. At December 31, 2019, the
sub-limit
for Questar Gas was $250 million.
South Carolina Fuel Company, Inc.’s credit facility was terminated in February 2019. SCANA and PSNC’s credit facilities were terminated in March 2019. Liquidity needs for these entities may be satisfied through short-term intercompany borrowings from Dominion Energy.
In April 2019, DESC renewed its FERC authority through April 2020 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in April 2019, GENCO renewed its FERC authority through April 2020 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.
In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year
renewals through the maturity of the SBL Holdco term loan agreement in December 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year
renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in May 2024. At December 31, 2019, no amounts were outstanding under either of these facilities.
In February 2019, Dominion Energy Midstream terminated its $500 million revolving credit facility subsequent to repaying the outstanding balance of $73 million, plus accrued interest.
In addition to the joint revolving credit facility mentioned above, Dominion Energy also has a credit facility with a maturity date in June 2020 which allows Dominion Energy to issue up to approximately $21 million in letters of credit. At December 31, 2019, Dominion Energy had $21 million in letters of credit outstanding under this agreement.
In September 2019, Dominion Energy Questar borrowed $3.0 billion under a 364-Day Term Loan Agreement that accrued interest at a variable rate. The proceeds from the borrowing were used to repay the principal of Cove Point’s $3.0 billion term loan due in 2021. Dominion Energy provided a guarantee to support Dominion Energy Questar’s obligation under the
364-Day
Term Loan Agreement. In November and December 2019, principal of $1.0 billion and $2.0 billion, respectively, plus accrued interest was repaid.
Virginia Power
Virginia Power’s short-term financing is supported through its access as co-borrower
to the joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.
Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper (1)	Outstanding Letters of Credit
(millions)
At December 31, 2019
Joint revolving credit facility (2)	$6,000	$243	$ 7
At December 31, 2018
Joint revolving credit facility (2)	$6,000	$314	$16

(1)	The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 2.10% and 2.94% at December 31, 2019 and 2018, respectively.
(2)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers
Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The
sub-limit
for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At December 31, 2019, the sub-limit
for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit,
the
sub-limit
may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit,
whichever is less) of letters of credit.

Dominion Energy Gas
Dominion Energy Gas’ short-term financing is supported by its access as co-borrower
to the joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.
Dominion Energy Gas’ share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper (1)	Outstanding Letters of Credit
(millions)
At December 31, 2019
Joint revolving credit facility (2)	$1,500	$62	$—
At December 31, 2018
Joint revolving credit facility (2)	$1,500	$10	$—

(1)	The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 1.98% and 2.58% at December 31, 2019 and 2018, respectively.
(2)
A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers
Dominion Energy, Virginia Power, Questar Gas and DESC. The
sub-limit
for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At December 31, 2019, the sub-limit
for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit,
the
sub-limit
may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit,
whichever is less) of letters of credit.

Combined Notes to Consolidated Financial Statements, Continued

Note 18. Long-term Debt

At December 31,	2019 Weighted- average Coupon (1)	2019	2018
(millions, except percentages)
Dominion Energy Gas Holdings, LLC:
Unsecured senior notes:
Variable rate, due 2021	2.49%	$500	$500
2.5% to 4.8%, due 2019 to 2049 (2)	3.44%	4,631	3,587
Cove Point, term loan, due 2021 (3)		—	3,000
Dominion Energy Midstream:
Term loan, variable rate, due 2019		—	300
Revolving credit agreement, variable rate, due 2021 (4)		—	73
Dominion Energy Questar Pipeline, unsecured senior notes, 3.53% to 4.875%, due 2028 to 2041	4.23%	430	430
Dominion Energy Gas Holdings, LLC total principal		$5,561	$7,890
Securities due within one year	2.80%	(699)	(748)
Credit facility borrowings (4)		—	(73)
Unamortized discount and debt issuance costs		(41)	(47)
Finance leases		5	—
Dominion Energy Gas Holdings, LLC total long-term debt		$4,826	$7,022
Virginia Electric and Power Company:
Unsecured senior notes:
2.75% to 8.875%, due 2019 to 2049	4.27%	$11,789	$11,090
Tax- exempt financings, 1.80% to 5.0%, due 2023 to 2041 (5) (6)	2.02%	625	664
Virginia Electric and Power Company total principal		$12,414	$11,754
Securities due within one year	4.29%	(1)	(350)
Unamortized discount, premium and debt issuances costs, net		(88)	(83)
Finance leases		16	—
Virginia Electric and Power Company total long-term debt		$12,341	$11,321
Dominion Energy, Inc.:
Unsecured senior notes:
Variable rates, due 2019 and 2020	2.31%	$300	$800
1.6% to 7.0%, due 2019 to 2049 (7)	4.15%	7,688	7,488
Unsecured junior subordinated notes:
2.579% to 4.104%, due 2019 to 2024	3.01%	2,950	2,100
Payable to affiliated trust, 8.4%, due 2031	8.40%	10	10
Enhanced junior subordinated notes:
Variable rates, due 2066 (8)	4.41%	397	422
5.25% and 5.75%, due 2054 and 2076	5.48%	1,485	1,485
Remarketable subordinated notes, 2.0%, due 2021 and 2024		—	1,400
Questar Gas, unsecured senior notes, 2.98% to 7.20%, due 2024 to 2051	4.25%	750	750
SCANA:
Unsecured medium term notes, 4.125% to 6.25%, due 2020 to 2022 (9)(10)	5.06%	508	—
Unsecured senior notes, variable rate, due 2034 (11)	2.61%	66	—
PSNC, senior debentures and notes, 4.13% to 7.45%, due 2020 to 2047	5.05%	700	—
DESC:
First mortgage bonds, 3.22% to 6.625%, due 2021 to 2065 (12)	5.42%	3,267	—
Tax- exempt financings: (13)
Variable rate due 2038	1.65%	35	—
GENCO, variable rates due 2038 (14)	1.65%	33	—
3.625% and 4.00%, due 2028 and 2033	3.90%	54	—
Other	3.69%	1	—
Secured senior notes, 4.82%, due 2042 (15)	4.82%	345	362
Term loans, variable rates, due 2023 and 2024 (15)	4.24%	527	582
Tax- exempt financing, 1.7%, due 2033	1.70%	27	27
Dominion Energy Gas Holdings, LLC total principal (from above)		5,561	7,890
Virginia Electric and Power Company total principal (from above)		12,414	11,754
Dominion Energy, Inc. total principal		$37,118	$35,070
Fair value hedge valuation (16)		4	(20)
Securities due within one year (8)(10)(11)(17)	3.41%	(3,133)	(3,624)
Credit facility borrowings (4)		—	(73)
Unamortized discount, premium and debt issuance costs, net		(270)	(248)
Finance leases		105	39
Dominion Energy, Inc. total long-term debt		$33,824	$31,144

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2019.

(2)	Amount includes foreign currency remeasurement adjustments.

(3)	In September 2019, Cove Point repaid its $3.0 billion term loan due in 2021.

(4)
In February 2019, Dominion Energy Midstream repaid its $300 million variable rate term loan due in December 2019 and terminated the credit facility due in March 2021 subsequent to repaying the $73 million outstanding balance. As such, credit facility borrowings are presented within current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets at December 31, 2018.

(5)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.

(6)
In May 2019, Virginia Power redeemed its $40 million 5.0% Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue Bonds, Series 2009A, due in 2023 at the principal outstanding plus accrued interest.

(7)	Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.

(8)
In February 2020, Dominion Energy purchased and cancelled the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(9)	In March 2019, SCANA purchased certain of its medium term notes having an aggregate purchase price of $300 million pursuant to tender offer that expired in the first quarter of 2019.

(10)
In February 2020, SCANA provided notice to redeem the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums in March 2020. The notes would have otherwise matured in May 2021 and February 2022, respectively. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(11)
In January 2020, SCANA provided notice to redeem its floating rate senior notes at the remaining principal outstanding of $66 million plus accrued interest in March 2020. The notes would have otherwise matured in June 2034. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(12)
In February, March and September 2019, DESC purchased certain of its first mortgage bonds having an aggregate purchase price of $1.8 billion pursuant to tender offers. The February and March tender offers expired in the first quarter of 2019 and the September tender offer expired in the third quarter of 2019.

(13)	Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2020.

(1 4 )
In May 2019, GENCO redeemed its 5.49% senior secured notes due in 2024 at the remaining principal outstanding of $33 million plus accrued interest. In June 2019, the first mortgage lien on an electric generating facility that previously secured these notes was released.

(1 5 )
Represents debt associated with Eagle Solar, SBL Holdco and Dominion Solar Projects III, Inc. The debt is nonrecourse to Dominion Energy and is secured by Eagle Solar’s, SBL Holdco’s and Dominion Solar Projects III, Inc’s interest in certain solar facilities.

(1 6 )	Represents the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt.

(1 7 )	Includes $20 million of estimated mandatory prepayments due within one year based on estimated cash flows in excess of debt service at SBL Holdco and Dominion Solar Projects III, Inc.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2019, were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
(millions, except percentages)
Dominion Energy Gas	$700	$500	$—	$650	$1,050	$2,661	$5,561
Weighted-average coupon	2.80%	2.49%	—	3.29%	2.97%	3.95%
Virginia Power
Unsecured senior notes	$—	$—	$750	$700	$350	$9,989	$11,789
Tax- exempt financings	—	—	—	—		625	625
Total	$—	$—	$750	$700	$350	$10,614	$12,414
Weighted-average coupon	—	—	3.15%	2.75%	3.45%	4.35%
Dominion Energy
Term loans (1)	$35	$35	$34	$259	$164	$—	$527
First mortgage bonds	—	33	—	—	—	3,234	3,267
Unsecured senior notes (2)(3)	1,275	1,237	1,659	2,355	1,745	19,092	27,363
Secured senior notes	15	17	19	16	17	261	345
Tax- exempt financings	—	—	—	—	—	774	774
Unsecured junior subordinated notes payable to affiliated trusts	—	—	—	—	—	10	10
Unsecured junior subordinated notes	1,000	1,250	—	—	700	—	2,950
Enhanced junior subordinated notes (4)	—	—	—	—	—	1,882	1,882
Total	$2,325	$2,572	$1,712	$2,630	$2,626	$25,253	$37,118
Weighted-average coupon	3.09%	3.15%	3.10%	2.95%	3.19%	4.62%

(1)
Excludes mandatory prepayments associated with SBL Holdco and Dominion Solar Projects III, Inc. based on cash flows in excess of debt service. At December 31, 2019, $20 million of estimated mandatory prepayments due within one year were included in securities due within one year in Dominion Energy’s Consolidated Balance Sheets.

(2)
In January 2020, SCANA provided notice to redeem its floating rate senior notes at the remaining principal outstanding of $66 million plus accrued interest in March 2020. The notes would have otherwise matured in June 2034.

(3)
In February 2020, SCANA provided notice to redeem the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums in March 2020. The notes would have otherwise matured in May 2021 and February 2022, respectively.

(4)
In February 2020, Dominion Energy purchased and cancelled the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. As such, these borrowings are presented within current liabilities in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

Combined Notes to Consolidated Financial Statements, Continued

The Companies’ short-term credit facility and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2019, there were no events of default under these covenants.
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
Enhanced Junior Subordinated Notes
In June 2006 and September 2006, Dominion Energy issued $300 million of June 2006 hybrids and $500 million of September 2006 hybrids, respectively. The June 2006 hybrids and the September 2006 hybrids bore interest at the three-month LIBOR plus 2.825%, reset quarterly and at the three-month LIBOR plus 2.3%, reset quarterly, respectively. Dominion Energy executed RCCs in connection with its issuance of the June 2006 hybrids and the September 2006 hybrids. Under the terms of the RCCs, redemptions of the hybrids were subject to certain conditions. In 2019, Dominion Energy purchased and cancelled $12 million and $13 million of its June 2006 hybrids and September 2006 hybrids, respectively. In February 2020, Dominion Energy purchased and cancelled the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020.
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
Remarketable Subordinated Notes
In July 2014, Dominion Energy issued $1.0 billion of 2014 Series A 6.375% Equity Units, initially in the form of Corporate Units. In August 2016, Dominion Energy issued $1.4 billion of 2016 Series A 6.75% Equity Units, initially in the form of Corporate
Units. The Corporate Units were listed on the NYSE under the symbols DCUC and DCUD, respectively.
Each 2014 Series A Corporate Unit consisted of a stock purchase contract and 1/20 interest in a RSN issued by Dominion Energy. Each 2016 Series A Corporate Unit consisted of a stock purchase contract, a 1/40 interest in a 2016 Series
A-1
RSN issued by Dominion Energy and a 1/40 interest in a 2016 Series
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
In June 2019, Dominion Energy successfully remarketed the $700 million 2016 Series
A-1
2.0% RSNs due 2021 and $700 million 2016 Series
A-2
2.0% RSNs due 2024 pursuant to the terms of the related 2016 Equity Units. In connection with the remarketing, the interest rates on the Series
A-1
and Series
A-2
notes were reset to 2.715% and 3.071%, respectively, payable on a semi-annual basis, and Dominion Energy ceased to have the ability to redeem the notes at its option or defer interest payments.
At December 31, 2019, the securities are included in junior subordinated notes in Dominion Energy’s Consolidated Balance Sheets. Dominion Energy did not receive any proceeds from the remarketings. Remarketing proceeds belonged to the investors holding the related equity units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of each portfolio, the proceeds were applied on behalf of investors on the related stock purchase contract settlement date to pay the purchase price to Dominion Energy for issuance of 12.5 million shares of its common stock in July 2017 and 18.5 million shares of its common stock in August 2019.

Note 19. Preferred Stock
Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2019, Dominion Energy had issued and outstanding 2.4 million shares preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively. No shares of preferred stock were outstanding at December 31, 2018.
DESC is authorized to issue up to 20 million shares of preferred stock. At December 31, 2019, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds (1)	Total Preferred Stock (2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability (3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)	Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets.
(2)	Dominion Energy recorded dividends of $15 million ($9.479 per share) for the year ended December 31, 2019.
(3)	Payments of $38 million were made in 2019. The stock purchase contract liability was $212 million at December 31, 2019.
Series B Preferred Stock
In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $2 million ($1.9375 per share) for the year ended December 31, 2019. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any dis tributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.
Dominion Energy may, at its option, redeem the Series B Preferred Stock in whole or in part on December 15, 2024 or on any subsequent fifth anniversary of such date at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Dominion Energy may also, at its option, redeem the Series B Preferred Stock in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends at any time within a certain period of time following any change in the criteria ratings agencies use to assign equity credit to securities such as the Series B Preferred Stock that has certain adverse effects on the equity credit actually received by the Series B Preferred Stock.

Combined Notes to Consolidated Financial Statements, Continued

Holders of the Series B Preferred Stock have no voting rights except in the limited circumstances provided for in the terms of the Series B Preferred Stock or as otherwise required by applicable law. The Series B Preferred Stock is not subject to any sinking fund or other obligation of ours to redeem, repurchase or retire the Series B Preferred Stock. The preferred stock contains no conversion rights.
Virginia Power
Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2019 or 2018.

Note 20. Equity
Common Stock
Dominion Energy
During 2019, 2018 and 2017, Dominion Energy recorded, net of fees and commissions, $11.0 billion, $2.5 billion and $1.3 billion from the issuance of approximately 157 million, 36 million and 17 million shares of common stock, respectively, for acquisitions, settlements of stock purchase contracts and through various programs including Dominion Energy Direct
®
and an
at-the-market
program.
Acquisitions
During 2019, Dominion Energy issued 95.6 million shares of common stock in connection with the acquisition of SCANA. At the time of issuance, these common stock shares were valued at $6.8 billion. See Note 3 for further information on the issuance of Dominion Energy common stock in connection with the SCANA Combination.
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
Subsequent to this activity, as a result of the Dominion Energy Gas Restructuring, Dominion Energy Gas is considered to have acquired all of the outstanding partnership interests of Dominion Energy Midstream and Dominion Energy Midstream became a wholly-owned subsidiary of Dominion Energy Gas.
Pension Plan Contribution
In December 2019, Dominion Energy contributed 6.1 million shares of its common stock valued at $499 million to the qualified defined benefit pension plans. See Note 22 for further information regarding activity surrounding pension plan contributions.
Dominion Energy Direct
®
Dominion Energy maintains Dominion Energy Direct
®
and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. Currently, Dominion Energy is issuing new shares of common stock for these direct stock purchase plans. During 2019, Dominion Energy received cash of $309 million from the issuance of 4.0 million of such shares through Dominion Energy Direct
®
and employee savings plans.
Stock Purchase Contracts
In August 2019, Dominion Energy issued 18.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2016 Equity Units and received proceeds of $1.4 billion. In 2017, Dominion Energy issued 12.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2014 Equity Units and received proceeds of $1.0 billion. See Note 18 for further information surrounding these stock purchase contracts.
At-the-Market
Program
In June 2017, Dominion Energy filed an SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at-the-market
program. Also, in June 2017, Dominion Energy entered into three separate sales agency agreements to effect sales under the program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Sales of common stock can be made by means of privately negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. In January 2018, Dominion Energy provided sales instructions to one of the sales agents and issued 6.6 million shares through at-the-market
issuances and received cash proceeds of $495 million, net of fees and commissions paid of $5 million. Following these issuances, Dominion Energy had no remaining ability to issue stock under the 2017 sales agency agreements and completed the program. In February 2018, Dominion Energy entered into six separate sales agency agreements to effect sales under a new at-the-market
program pursuant to which it may offer from time to time up to $1.0 billion aggregate amount of its common stock. These agreements replaced the sales agency agreements entered into by Dominion Energy in June 2017. Sales of common stock can be made by means of private negotiated transactions, as transactions on the NYSE at market prices or in such other transactions as are agreed upon by Dominion Energy and the sales agents in conformance with applicable securities laws. In the fourth quarter of 2018, Dominion Energy provided sales instructions to two of the sales agents and issued 2.7 million shares through at-the-market
issuances and received cash proceeds of $197 million, net of fees and commissions paid of $2 million. In the first quarter of 2019, Dominion Energy provided sales instructions to one of the sales agents and issued 2.1 million shares and received cash proceeds of $154 million, net of fees and commissions paid of $2 million. In the fourth quarter of 2019, Dominion Energy provided sales instructions to two of the sales agents and issued 7.8 million shares and received cash proceeds of $639 million, net of fees and commissions paid of $6 million. Following these issuances, Dominion Energy had no remaining ability to issue stock under the 2018 sales agency agreements and completed the program.
Forward Sale Agreements
In 2018, Dominion Energy entered into separate forward sale agreements with Goldman Sachs & Co. LLC and Credit Suisse Capital LLC, as forward purchasers, and an underwriting agreement with Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, relating to an aggregate of 20 million shares of Dominion Energy common stock. The underwriting agreement granted the underwriters a
30-day
option to purchase up to an additional three million shares of Dominion Energy common stock, which the underwriters exercised with respect to approximately 2.1 million shares in April 2018. Dominion Energy entered into separate forward sale agreements with the forward purchasers with respect to the additional shares. In December 2018, Dominion Energy received proceeds of $1.4 billion (after deducting underwriting discounts, but before deducting expenses, and subject to forward price adjustments under the forward sale agreements) upon the physical settlement of 22.1 million shares.
Repurchase of Common Stock
Dominion Energy did not repurchase any shares in 2019 or 2018 and does not plan to repurchase shares during 2020, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.
Virginia Power
In 2019, 2018 and 2017, Virginia Power did not issue any shares of its common stock to Dominion Energy.
Noncontrolling Interests
Sale of Interest in Cove Point
In December 2019, Dominion Energy completed the sale of its 25% noncontrolling limited partnership interest in Cove Point to Brookfield in exchange for cash consideration of $2.1 billion, subject to working capital adjustments. See Note 3 for further information on the sale of this interest.
Remeasurement of Dominion Energy Midstream Units
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
Accumulated Other Comprehensive Income (Loss)
Presented in the table below is a summary of AOCI by component:

At December 31,	2019	2018
(millions)
Dominion Energy
Net deferred losses on derivatives-hedging activities, net of $135 and $79 tax	$(407)	$(234)
Net unrealized gains on nuclear decommissioning trust funds, net of $(13) and $— tax	37	2
Net unrecognized pension and other postretirement benefit costs, net of $492 and $519 tax	(1,421)	(1,465)
Other comprehensive loss from equity method investees, net of $1 and $— tax	(2)	(2)
Total AOCI, including noncontrolling interests	$(1,793)	$(1,699)
Less other comprehensive income attributable to noncontrolling interests	—	1
Total AOCI, excluding noncontrolling interests	$(1,793)	$(1,700)
Virginia Power
Net deferred losses on derivatives-hedging activities, net of $11 and $4 tax	$(34)	$(13)
Net unrealized gains on nuclear decommissioning trust funds, net of $(1) and $— tax	5	1
Total AOCI	$(29)	$(12)
Dominion Energy Gas
Net deferred losses on derivatives-hedging activities, net of $28 and $8 tax	$(82)	$(25)
Net unrecognized pension costs, net of $41 and $56 tax	(106)	(144)
Total AOCI, including noncontrolling interests	(188)	(169)
Less other comprehensive income (loss) attributable to noncontrolling interests	(1)	—
Total AOCI, excluding noncontrolling interests	$(187)	$(169)

Combined Notes to Consolidated Financial Statements, Continued

Dominion Energy
The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Year Ended December 31, 2019
Beginning balance	$(235)	$ 2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(110)	39	(22)	—	(93)
Amounts reclassified from AOCI: (gains) losses (1)	(62)	(4)	66	—	—
Net current period other comprehensive income (loss)	(172)	35	44	—	(93)
Ending balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Year Ended December 31, 2018
Beginning balance	$(302)	$747	$(1,101)	$(3)	$(659)
Other comprehensive income before reclassifications: gains (losses)	30	(18)	(215)	1	(202)
Amounts reclassified from AOCI: (gains) losses (1)	102	5	78	—	185
Net current period other comprehensive income (loss)	132	(13)	(137)	1	(17)
Cumulative-effect of changes in accounting principle	(64)	(732)	(227)	—	(1,023)
Less other comprehensive income (loss) attributable to noncontrolling interests	1	—	—	—	1
Ending balance	$(235)	$ 2	$(1,465)	$(2)	$ (1,700)

(1)	See table below for details about these reclassifications.
The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(146)	Operating revenue
	3	Purchased gas
Interest rate contracts	54	Interest and related charges
Foreign currency contracts	6	Other Income
Total	(83)
Tax	21	Income tax expense
Total, net of tax	$(62)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(5)	Other income
Total	(5)
Tax	1	Income tax expense
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(24)	Other income
Amortization of actuarial losses	113	Other income
Total	89
Tax	(23)	Income tax expense
Total, net of tax	$66
Year Ended December 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$90	Operating revenue
	(14)	Purchased gas
Interest rate contracts	48	Interest and related charges
Foreign currency contracts	13	Other Income
Total	137
Tax	(35)	Income tax expense
Total, net of tax	$102
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$7	Other income
Total	7
Tax	(2)	Income tax expense
Total, net of tax	$5
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(21)	Other income
Actuarial losses	120	Other income
Total	99
Tax	(21)	Income tax expense
Total, net of tax	$78

Virginia Power
The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)

Year Ended December 31, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(22)	5	(17)
Amounts reclassified from AOCI: (gains) losses (1)	1	(1)	—
Net current period other comprehensive income (loss)	(21)	4	(17)
Ending balance	$(34)	$5	$(29)
Year Ended December 31, 2018
Beginning balance	$(12)	$74	$62
Other comprehensive income before reclassifications: gains (losses)	1	—	1
Amounts reclassified from AOCI: gains (losses) (1)	1	—	1
Net current period other comprehensive income (loss)	2	—	2
Cumulative-effect of changes in accounting principle	(3)	(73)	(76)
Ending balance	$(13)	$1	$(12)

(1)	See table below for details about these reclassifications.
The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)

Year Ended December 31, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$ 1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$ 1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$ (2)	Other income
Impairment	—	Other income
Total	(2)
Tax	1	Income tax expense
Total, net of tax	$ (1)
Year Ended December 31, 2018
(Gains) losses on cash flow hedges:
Interest rate contracts	$ 1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$ 1
Dominion Energy Gas
The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension and other postretirement benefit costs	Total
(millions)

Year Ended December 31, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(61)	33	(28)
Amounts reclassified from AOCI: (gains) losses (1)	5	5	10
Net current period other comprehensive income (loss)	(56)	38	(18)
Dominion Energy Gas Restructuring	(1)	—	(1)
Less other comprehensive income attributable to noncontrolling interests	(1)	—	(1)
Ending balance	$(81)	$(106)	$(187)
Year Ended December 31, 2018
Beginning balance	$(23)	$(75)	$(98)
Other comprehensive income before reclassifications: gains (losses)	(16)	(52)	(68)
Amounts reclassified from AOCI: gains (losses) (1)	19	4	23
Net current period other comprehensive income (loss)	3	(48)	(45)
Cumulative-effect of changes in accounting principle	(5)	(21)	(26)
Ending balance	$(25)	$(144)	$(169)

(1)	See table below for details about these reclassifications.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)

Year Ended December 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$ (4)	Net income from discontinued operations
Interest rate contracts	5	Interest and related charges
Foreign currency contracts	6	Other income
Total	7
Tax	(2)	Income tax expense
Total, net of tax	$ 5
Unrecognized pension costs:
Actuarial losses	$ 7	Other income
Total	7
Tax	(2)	Income tax expense
Total, net of tax	$ 5
Year Ended December 31, 2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$ 8	Net income from discontinued operations
Interest rate contracts	5	Interest and related charges
Foreign currency contracts	13	Other income
Total	26
Tax	(7)	Income tax expense
Total, net of tax	$19
Unrecognized pension costs:
Actuarial losses	$ 6	Other income
Total	6
Tax	(2)	Income tax expense
Total, net of tax	$ 4
Stock-Based Awards
The 2014 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The
Non-Employee
Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee
directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2019, approximately 21 million shares were available for future grants under these plans.
Goal-based stock awards are granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership. As of December 31, 2019, unrecognized compensation cost related to nonvested goal-based stock awards was immaterial.
Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2019, 2018 and 2017 include $46 million, $48 million and $45 million, respectively, of compensation costs and $11 million, $12 million and $16 million, respectively of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.
Restricted Stock
Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer
employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2019, 2018 and 2017:

	Shares	Weighted—average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2016	886	$71.40
Granted	454	74.24
Vested	(287)	68.90
Cancelled and forfeited	(10)	72.37
Nonvested at December 31, 2017	1,043	$73.32
Granted	534	72.92
Vested	(316)	73.59
Cancelled and forfeited	(53)	74.25
Nonvested at December 31, 2018	1,208	$73.03
Granted	614	76.49
Vested	(324)	71.75
Cancelled and forfeited	(96)	77.16
Nonvested at December 31, 2019	1,402	$74.77
As of December 31, 2019, unrecognized compensation cost related to nonvested restricted stock awards totaled $59 million and is expected to be recognized over a weighted-average period of 2.1 years. The fair value of restricted stock awards that vested was $23 million, $23 million and $21 million in 2019, 2018 and 2017, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.
Cash-Based Performance Grants
Cash-based performance grants are made to Dominion Energy’s officers under Dominion Energy’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

In February 2017, two cash-based performance grants were made to officers as Dominion Energy transitioned from a two-year
performance period to a three-year performance period. Payout of the two-year
performance grant occurred in January 2019 based on the achievement of two performance metrics during 2017 and 2018: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional partial payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s compensation peer group. The total payout under the two-year grant was
$13 million. Payout
of the three-year performance grant occurred in January 2020 based on the achievement of two performance metrics during 2017, 2018 and 2019: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional partial payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s compensation peer group.
The
total of the payout under the three-year grant was $13 million and a liability of $13 million had been accrued for the award.
In February 2018, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2021 based on the achievement of two performance metrics during 2018, 2019 and 2020: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There are additional opportunities to earn a portion of the award based on Dominion Energy’s absolute TSR or relative price-earnings ratio performance. At December 31, 2019, the targeted amount of the three-year grant was $15 million and a liability of $8 million had been accrued for this award.
In February 2019, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2022 based on the achievement of two performance metrics during 2019, 2020 and 2021: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There are additional opportunities to earn a portion of the award based on Dominion Energy’s absolute TSR or relative price-earnings ratio performance. At December 31, 2019, the targeted amount of the three-year grant was $16 million and a liability of $5 million had been accrued for this award.

Note 21. Dividend Restrictions
The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2019, the Virginia Commission had not restricted the payment of dividends by Virginia Power.
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
The Ohio Commission may prohibit any public service company, including East Ohio, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2019, the Ohio Commission had not restricted the payment of dividends by East Ohio.
Pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry. There is no specific restriction on the payment of dividends by DESC.
At December 31, 2019, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases.
The Utah Commission may prohibit any public service company, including Questar Gas, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2019, the Utah Commission had not restricted the payment of dividends by Questar Gas.
Certain agreements associated with the Companies’ credit facility contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict the Companies’ ability to pay dividends or receive dividends from their subsidiaries at December 31, 2019.
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
See Notes 18 and 19 for a description of potential restrictions on common stock dividend payments by Dominion Energy in connection with the deferral of contract adjustment payments on the 2019 Equity Units or a failure to pay dividends on the Series A Preferred Stock or Series B Preferred Stock.

Note 22. Employee Benefit Plans
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

Combined Notes to Consolidated Financial Statements, Continued

benefits to certain retired executives under company-sponsored nonqualified employee benefit plans. The nonqualified plans are funded through contributions to grantor trusts. Dominion Energy also provides retiree healthcare and life insurance benefits with annual employee premiums based on several factors such as age, retirement date and years of service.
Pension benefits for Dominion Energy Gas employees not represented by collective bargaining units are covered by the Dominion Energy Pension Plan, a defined benefit pension plan sponsored by Dominion Energy that provides benefits to multiple Dominion Energy subsidiaries. Pension benefits for Dominion Energy Gas employees represented by collective bargaining units are covered by a sep
a
rate pension plan that provides benefits to employees of both DETI and Hope. Employee compensation is the basis for allocating pension costs and obligations between DETI and Hope.
Retiree healthcare and life insurance benefits for Dominion Energy Gas employees not represented by collective bargaining units are covered by the Dominion Energy Retiree Health and Welfare Plan, a plan sponsored by Dominion Energy that provides certain retiree healthcare and life insurance benefits to multiple Dominion Energy subsidiaries. Retiree healthcare and life insurance benefits for Dominion Energy Gas employees represented by collective bargaining units are covered by a sep
a
rate other postretirement benefit plan that provides benefits to both DETI and Hope. Employee headcount is the basis for allocating other postretirement benefit costs and obligations between DETI and Hope.
Dominion Energy Gas included the separate pension and other postretirement benefit plans for East Ohio employees covered by collective bargaining units through November 2019, the effective date of the Dominion Energy Gas Restructuring. See Note 3 for more information on the Dominion Energy Gas Restructuring.
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
Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $2.1 billion and $(605) million in 2019 and 2018, respectively, versus expected returns of $848 million and $806 million, respectively. Dominion Energy Gas’ pension and other postretirement plan assets for employees represented by collective bargaining units experienced aggregate actual returns (losses) of $167 million and $(129) million in 2019 and 2018, respectively, versus expected returns of $70 million and $178 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.
Voluntary Retirement Program
In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. The voluntary retirement program will not compromise safety or the Companies’ ability to comply with applicable laws and regulations. In 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Dominion Energy recorded a charge of $427 million ($319 million after-tax)
included within other operations and maintenance expense ($291 million), other taxes ($24 million) and other income ($112 million), Virginia Power recorded a charge of $198 million ($146 million after-tax)
included within other operations and maintenance expense ($190 million) and other taxes ($8 million) and Dominion Energy Gas recorded a charge of $74 million ($58 million after-tax)
included within other operations and maintenance expense ($39 million), other taxes ($2 million), other income ($1 million) and discontinued operations ($32 million) in the respective Consolidated Statements of Income.
In the second quarter of 2019, Dominion Energy and Dominion Energy Gas remeasured their pension and other postretirement benefit plans as a result of the voluntary retirement program. The remeasurement resulted in an increase in the pension benefit obligation of $484 million and $32 million and an increase in the fair value of the pension plan assets of $671 million and $146 million for Dominion Energy and Dominion Energy Gas, respectively. In addition, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $101 million and $8 million and an increase in the fair value of the other postretirement benefit plan assets of $156 million and $29 million for Dominion Energy and Dominion Energy Gas, respectively. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The discount rate used for the remeasurement was 4.07%—4.10% for the Dominion Energy pension plans, 4.10% for Dominion Energy Gas pension plans, 4.05%—4.08% for the Dominion Energy other postretirement benefit plans, and 4.05% for the Dominion Energy Gas other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.
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

Funded Status
The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy and Dominion Energy Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2019	2018	2019	2018
(millions, except percentages)
Dominion Energy
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,500	$9,052	$1,363	$1,529
Dominion Energy SCANA Combination (See Note 3)	854	—	253	—
Service cost	162	157	26	27
Interest cost	394	337	68	56
Benefits paid	(470)	(358)	(96)	(87)
Actuarial (gains) losses during the year	1,054	(688)	111	(158)
Plan amendments	—	—	—	(4)
Settlements and curtailments (1)	(48)	—	44	—
Benefit obligation at end of year	$10,446	$8,500	$1,769	$1,363
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$7,197	$8,062	$1,581	$1,729
Dominion Energy SCANA Combination (See Note 3)	727	—	—	—
Actual return (loss) on plan assets	1,747	(513)	349	(92)
Employer contributions	557	6	12	12
Benefits paid	(470)	(358)	(62)	(68)
Settlements (2)	(127)	—	—	—
Fair value of plan assets at end of year	$9,631	$7,197	$1,880	$1,581
Funded status at end of year	$(815)	$(1,303)	$111	$218
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$1,266	$1,003	$442	$276
Other current liabilities	(29)	(34)	(17)	(2)
Noncurrent pension and other postretirement benefit liabilities	(2,052)	(2,272)	(314)	(56)
Net amount recognized	$(815)	$(1,303)	$111	$218
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	3.47%–3.63%	4.42%–4.43%	3.44%–3.52%	4.37%–4.38%
Weighted average rate of increase for compensation	4.23%	4.32%	n/a	n/a
Dominion Energy Gas
Changes in benefit obligation:
Benefit obligation at beginning of year	$730	$773	$256	$290
Dominion Energy Gas Restructuring (See Note 3)	(468)	—	(135)	—
Service cost	6	18	1	4
Interest cost	11	29	5	11
Benefits paid	(15)	(34)	(8)	(18)
Actuarial (gains) losses during the year	30	(56)	1	(27)
Plan amendments	—	—	—	(4)
Settlements and curtailments (1)	1	—	1	—
Benefit obligation at end of year	$295	$730	$121	$256
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$1,656	$1,803	$311	$333
Dominion Energy Gas Restructuring (See Note 3)	(1,084)	—	$(126)	—
Actual return (loss) on plan assets	129	(113)	38	(16)
Employer contributions	—	—	12	12
Benefits paid	(15)	(34)	(8)	(18)
Fair value of plan assets at end of year	$686	$1,656	$227	$311
Funded status at end of year	$391	$926	$106	$55
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$391	$310	$106	$63
Noncurrent assets of discontinued operations	—	616	—	—
Noncurrent liabilities of discontinued operations	—	—	—	(8)
Net amount recognized	$391	$926	$106	$55
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	3.63%	4.42%	3.44%	4.37%
Weighted average rate of increase for compensation	4.64%	4.55%	n/a	n/a

(1)	2019 amounts relate primarily to a settlement as a result of the voluntary retirement program.

Combined Notes to Consolidated Financial Statements, Continued

The ABO for all of Dominion Energy’s defined benefit pension plans was $9.7 billion and $7.8 billion at December 31, 2019 and 2018, respectively. The ABO for the defined benefit pension plans covering Dominion Energy Gas employees represented by collective bargaining units was $279 million and $689 million at December 31, 2019 and 2018, respectively.
Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. During 2019, Dominion Energy made $520 million of contributions to its qualified

defined
benefit pension plans, including 6.1 million shares of its common stock valued at $499 million. The shares were contributed through a private placement, exempt from registration requirements, with an independent fiduciary and investment manager to a separate account within the qualified defined benefit pension plans. Dominion Energy also entered into a registration rights agreement with the independent fiduciary and investment manager pursuant to which Dominion Energy agreed to provide registrations rights on customary terms with respect to the shares. Dominion Energy Gas did not make any contributions to its qualified defined benefit pension plans in 2019. Dominion Energy expects to make $29 million of the minimum required contributions in 2020, and no contributions are currently expected in 2020 for Dominion Energy Gas.
Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain of Dominion Energy’s subsidiaries, including Dominion Energy Gas, fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy’s contributions to VEBAs, all of which pertained to Dominion Energy Gas employees, totaled $12 million for 2019 and 2018, and Dominion Energy expects to contribute approximately $12 million to the Dominion Energy VEBAs in 2020, all of which pertains to Dominion Energy Gas employees.
Dominion Energy and Dominion Energy Gas do not expect any pension or other postretirement plan assets to be returned during 2020.
The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy and Dominion Energy Gas (for employees represented by collective bargaining units):

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2019	2018	2019	2018
(millions)
Dominion Energy
Benefit obligation	$9,552	$7,705	$341	$164
Fair value of plan assets	7,471	5,398	10	136
Dominion Energy Gas
Benefit obligation	$—	$—	$—	$134
Fair value of plan assets	—	—	—	126

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2019	2018
(millions)
Accumulated benefit obligation	$8,852	$7,056
Fair value of plan assets	7,471	5,398

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy and Dominion Energy Gas’ (for employees represented by collective bargaining units) plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
Dominion Energy
2020	$535	$120
2021	472	117
2022	511	116
2023	519	114
2024	536	113
2025-2029	2,792	528
Dominion Energy Gas
2020	$15	$8
2021	15	8
2022	15	8
2023	15	8
2024	15	8
2025-2029	79	36

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

The fair values of Dominion Energy and Dominion Energy Gas’ (for employees represented by collective bargaining units) pension plan assets by asset category are as follows:

At December 31,	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$22	$1	$ —	$23	$17	$1	$—	$18
Common and preferred stocks:
U.S. (1)	2,284	—	—	2,284	1,645	—	—	1,645
International	1,634	—	—	1,634	1,061	—	—	1,061
Insurance contracts	—	360	—	360	—	318	—	318
Corporate debt instruments	273	859	—	1,132	23	729	—	752
Government securities	58	757	—	815	25	605	—	630
Total recorded at fair value	$4,271	$1,977	$—	$6,248	$2,771	$1,653	$—	$4,424
Assets recorded at NAV (2) :
Common/collective trust funds				2,355				1,849
Alternative investments:
Real estate funds				91				108
Private equity funds				787				633
Debt funds				159				155
Hedge funds				14				17
Total recorded at NAV				$3,406				$2,762
Total investments (3)				$9,654				$7,186
Dominion Energy Gas
Cash and cash equivalents	$1	$—	$ —	$1	$4	$—	$—	$4
Common and preferred stocks:
U.S.	177	—	—	177	378	—	—	378
International	114	—	—	114	244	—	—	244
Insurance contracts	—	28	—	28	—	73	—	73
Corporate debt instruments	3	66	—	69	5	168	—	173
Government securities	2	59	—	61	6	139	—	145
Total recorded at fair value	$297	$153	$—	$450	$637	$380	$—	$1,017
Assets recorded at NAV (2) :
Common/collective trust funds				157				425
Alternative investments:
Real estate funds				7				25
Private equity funds				61				146
Debt funds				12				36
Hedge funds				1				4
Total recorded at NAV				$238				$636
Total investments (4)				$688				$1,653

(1)	Includes $508 million of Dominion Energy common stock at December 31, 2019.

(2)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

(3)
Excludes net assets related to pending sales of securities of $52 million, net accrued income of $24 million, and includes net assets related to pending purchases of securities of $99 million at December 31, 2019. Excludes net assets related to pending sales of securities of $12 million, net accrued income of $21 million, and includes net assets related to pending purchases of securities of $22 million at December 31, 2018.

(4)
Excludes net assets related to pending sales of securities of $2 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $6 million at December 31, 2019. Excludes net assets related to pending sales of securities of $3 million, net accrued income of $5 million, and includes net assets related to pending purchases of securities of $5 million at December 31, 2018.

Combined Notes to Consolidated Financial Statements, Continued

The fair values of Dominion Energy and Dominion Energy Gas’ (for employees represented by collective bargaining units) other postretirement plan assets by asset category are as follows:

At December 31,	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$2	$—	$—	$2	$1	$1	$—	$2
Common and preferred stocks:
U.S.	719	—	—	719	554	—	—	554
International	206	—	—	206	170	—	—	170
Insurance contracts	—	21	—	21	—	19	—	19
Corporate debt instruments	1	50	—	51	1	44	—	45
Government securities	2	44	—	46	2	37	—	39
Total recorded at fair value	$930	$115	$—	$1,045	$728	$101	$—	$829
Assets recorded at NAV (1) :
Common/collective trust funds				717				650
Alternative investments:
Real estate funds				8				10
Private equity funds				100				80
Debt funds				10				10
Hedge funds				1				1
Total recorded at NAV				$836				$751
Total investments (2)				$1,881				$1,580
Dominion Energy Gas
Common and preferred stocks:
U.S.	$86	$—	$—	$86	$113	$—	$—	$113
International	21	—	—	21	30	—	—	30
Total recorded at fair value	$107	$—	$—	$107	$143	$—	$—	$143
Assets recorded at NAV (1) :
Common/collective trust funds				105				148
Alternative investments:
Real estate funds				1				2
Private equity funds				14				18
Debt funds				—				—
Total recorded at NAV				$120				$168
Total investments				$227				$311

(1)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

(2)
Excludes net assets related to pending sales of securities of $2 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $5 million at December 31, 2019. Excludes net assets related to pending sales of securities of $1 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2018.

The Plan’s investments are determined based on the fair values of the investments and the underlying investments, which have been determined as follows:

•	Cash and Cash Equivalents —Investments are held primarily in short-term notes and treasury bills, which are valued at cost plus accrued interest.

•	Common and Preferred Stocks —Investments are valued at the closing price reported on the active market on which the individual securities are traded.

•
Insurance Contracts
—Investments in Group Annuity Contracts with John Hancock were entered into after 1992 and are stated at fair value based on the fair value of the underlying securities as provided by the managers and include investments in U.S. government securities, corporate debt instruments, state and municipal debt securities.

•
Corporate Debt Instruments
—Investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar instruments, the instrument is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks or a broker quote, if available.

•	Government Securities —Investments are valued using pricing models maximizing the use of observable inputs for similar securities.

•
Common/Collective Trust Funds
—Common/collective trust funds invest in debt and equity securities and other instruments with characteristics similar to those of the funds’ benchmarks. The primary objectives of the funds are to seek investment returns that approximate the overall performance of their benchmark indexes. These benchmarks are major equity indices, fixed income indices, and money market indices that focus on growth, income, and liquidity strategies, as applicable. Investments in common/collective trust funds are stated at the NAV as determined by the issuer of the common/collective trust funds and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. The common/collective trust funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of the common/collective trust funds have limited withdrawal or redemption rights during the term of the investment.

•
Alternative Investments
—Investments in real estate funds, private equity funds, debt funds and hedge funds are stated at fair value based on the NAV of the Plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV is used as a practical expedient to estimate fair value.

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

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2019	2018	2017	2019	2018	2017
(millions, except percentages)
Dominion Energy
Service cost	$162	$157	$138	$26	$27	$26
Interest cost	394	337	345	68	56	60
Expected return on plan assets	(708)	(663)	(639)	(140)	(143)	(128)
Amortization of prior service (credit) cost	1	1	1	(52)	(52)	(51)
Amortization of net actuarial loss	172	193	162	10	11	13
Settlements and curtailments	72	—	—	42	—	—
Net periodic benefit (credit) cost	$93	$25	$7	$(46)	$(101)	$(80)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$16	$490	$142	$(98)	$78	$12
Prior service (credit) cost	—	—	5	2	(4)	(73)
Settlements and curtailments	6	—	1	—	—	2
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(172)	(193)	(162)	(10)	(11)	(13)
Amortization of prior service credit (cost)	(1)	(1)	(1)	52	52	51
Total recognized in other comprehensive income and regulatory assets and liabilities	$(151)	$296	$(15)	$(54)	$115	$(21)
Significant assumptions used to determine periodic cost:
Discount rate	3.57%- 4.43%	3.80%-3.81%	3.31%-4.50%	4.05% - 4.41%	3.76%	3.92%-4.47%
Expected long-term rate of return on plan assets	7.00%- 8.65%	8.75%	8.75%	8.50%	8.50%	8.50%
Weighted average rate of increase for compensation	4.20%	4.09%	4.09%	n/a	n/a	n/a
Healthcare cost trend rate (1)				6.50% - 6.60%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate (1)				2023-2025	2022	2021
Dominion Energy Gas (2)
Service cost	$6	$18	$15	$1	$4	$4
Interest cost	11	29	30	5	11	12
Expected return on plan assets	(54)	(150)	(141)	(16)	(28)	(24)
Amortization of prior service (credit) cost	—	—	—	(5)	(4)	(3)
Amortization of net actuarial loss	7	19	16	3	3	2
Settlements and curtailments	1	—	—	1	—	—
Net periodic benefit (credit) cost	$(29)	$(84)	$(80)	$(11)	$(14)	$(9)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$(46)	$207	$(75)	$(21)	$16	$18
Prior service cost	—	—	—	—	(4)	(61)
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(7)	(19)	(16)	(3)	(3)	(2)
Amortization of prior service credit (cost)	—	—	—	5	4	3
Total recognized in other comprehensive income and regulatory assets and liabilities	$(53)	$188	$(91)	$(19)	$13	$(42)
Significant assumptions used to determine periodic cost:
Discount rate	4.10%-4.42%	3.81%	4.50%	4.05%-4.37%	3.81%	4.47%
Expected long-term rate of return on plan assets	8.65%	8.75%	8.75%	8.50%	8.50%	8.50%
Weighted average rate of increase for compensation	4.55%	4.11%	4.11%	n/a	n/a	n/a
Healthcare cost trend rate (1)				6.50%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (1)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate (1)				2025	2022	2021

(1)	Assumptions used to determine net periodic cost for the following year.

(2)	Amounts related to East Ohio are presented within discontinued operations.

The components of AOCI and regulatory assets and liabilities for Dominion Energy and Dominion Energy Gas’ (for employees represented by collective bargaining units) plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2019	2018	2019	2018
(millions)
Dominion Energy
Net actuarial loss	$3,327	$3,477	$241	$350
Prior service (credit) cost	5	7	(339)	(393)
Total (1)	$3,332	$3,484	$(98)	$(43)
Dominion Energy Gas
Net actuarial loss	$150	$555	$44	$89
Prior service (credit) cost	—	—	(49)	(52)
Total (2)	$150	$555	$(5)	$37

(1)
As of December 31, 2019, of the $3.3 billion and $(98) million related to pension benefits and other postretirement benefits, $2.0 billion and $(65) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2018, of the $3.5 billion and $(43) million related to pension benefits and other postretirement benefits, $2.0 billion and $(41) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.

(2)
As of December 31, 2019, of the $150 million related to pension benefits, $147 million is included in AOCI, with the remainder included in regulatory assets and liabilities; the $(5) million related to other postretirement benefits is included entirely in regulatory assets and liabilities. As of December 31, 2018, of the $555 million related to pension benefits, $200 million is included in AOCI, with the remainder included in
noncurrent assets of discontinued operations; of the
$37 million related to other postretirement benefits
, $22 million
is included
in noncurrent assets of discontinued operations with the remainder included

in regulatory assets and liabilities.

The following table provides the components of AOCI and regulatory assets and liabilities for Dominion Energy and Dominion Energy Gas’ (for employees represented by collective bargaining units) plans as of December 31, 2019 that are expected to be amortized as components of net periodic benefit (credit) cost in 2020:

	Pension Benefits	Other Postretirement Benefits
(millions)
Dominion Energy
Net actuarial loss	$194	$5
Prior service (credit) cost	1	(50)
Dominion Energy Gas
Net actuarial loss	$7	$2
Prior service (credit) cost	—	(5)

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

	Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
Dominion Energy
Effect on net periodic cost for 2020	$20	$(11)
Effect on other postretirement benefit obligation at December 31, 2019	153	(128)
Dominion Energy Gas
Effect on net periodic cost for 2020	$2	$(2)
Effect on other postretirement benefit obligation at December 31, 2019	14	(12)

Dominion Energy Gas (Employees Not Represented by Collective Bargaining Units) and Virginia Power—Participation in Defined Benefit Plans
Virginia Power employees and Dominion Energy Gas employees not represented by collective bargaining units are covered by the Dominion Energy Pension Plan described above. As participating employers, Virginia Power and Dominion Energy Gas are subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2019, Virginia Power and Dominion Energy Gas made no contributions to the Dominion Energy Pension Plan, and no contributions to this plan are currently expected in 2020. Virginia Power’s net periodic pension cost related to this plan was $152 million, $126 million and $110 million in 2019, 2018 and 2017, respectively. Dominion Energy Gas’ net periodic pension

Combined Notes to Consolidated Financial Statements, Continued

credit related to this plan was $(8) million, $(35) million and $(35) million in 2019, 2018 and 2017, respectively. Net periodic pension (credit) cost is reflected in other operations and maintenance expense in their respective Consolidated Statements of Income, except for $(14) million, $(21) million and $(20) million of Dominion Energy Gas’ costs in 2019, 2018 and 2017, respectively, that are recorded in net income from discontinued operations. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power and Dominion Energy Gas amounts due to/from Dominion Energy related to this plan.
Retiree healthcare and life insurance benefits, for Virginia Power employees and for Dominion Energy Gas employees not represented by collective bargaining units, are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(27) million, $(51) million and $(42) million in 2019, 2018 and 2017, respectively. Dominion Energy Gas’ net periodic benefit (credit) cost related to this plan was $(4) million, $(8) million and $(6) million for 2019, 2018 and 2017, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expenses in their respective Consolidated Statements of Income, except for less than $(1
) million, $(2) million and $(2) million of Dominion Energy Gas’ costs in 2019, 2018 and 2017, respectively, that are recorded in net income from discontinued operations. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power and Dominion Energy Gas amounts due to/from Dominion Energy related to this plan.
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
During 2019 and 2018, Virginia Power and Dominion Energy Gas made no
contributions to the VEBAs and does

no
t
expect to contribute to the VEBAs in 2020.
Defined Contribution Plans
Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2019, 2018 and 2017, Dominion Energy recognized $73 million, $51 million and $45 million, respectively, as employer matching contributions to these plans. Dominion Energy Gas participates in these employee savings plans, both specific to Dominion Energy
Gas and that cover multiple Dominion Energy subsidiaries. During 2019, 2018 and 2017, Dominion Energy Gas recognized $4 million, $8 million and $8 million, respectively, as employer matching contributions to these plans. Virginia Power also participates in these employee savings plans. During 2019, 2018 and 2017, Virginia Power recognized $20 million, $20 million and $19 million, respectively, as employer matching contributions to these plans.

Note 23. Commitments and Contingencies
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

MATS
In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate toxic emissions from power plants. However, the emissions standards and other requirements of the MATS rule would remain in place as the EPA is not proposing to remove coal and oil-fired
power plants from the list of sources that are regulated under MATS. Although litigation of the MATS rule and the outcome of the EPA’s rulemaking are still pending, the regulation remains in effect and Dominion Energy and Virginia Power are complying with the applicable requirements of the rule and do not expect any adverse impacts to their operations at this time.
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
ACE Rule
In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. ACE Rule applies to existing coal-fired power plants. The final rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022, to implement these performance standards. These state plans must be approved by the EPA by January 2024. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.
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
In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices.
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
Regulation 316(b)
In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective.

Combined Notes to Consolidated Financial Statements, Continued

The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case
entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 13 and seven facilities, respectively, that are subject to the final regulations. Dominion Energy anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case
basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.
Effluent Limitations Guidelines
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
Waste Management and Remediation
The operations of the Companies are subject to a variety of state and federal laws and regulations governing the management and disposal of solid and hazardous waste, and release of hazardous substances associated with current and/or historical operations. The CERCLA, as amended, and similar state laws, may impose joint, several and strict liability for cleanup on potentially responsible parties who owned, operated or arranged for disposal at facilities affected by a release of hazardous substances. In addition, many states have created programs to incentivize voluntary remediation of sites where historical releases of hazardous substances are identified and property owners or responsible parties decide to initiate cleanups.
From time to time, Dominion Energy, Virginia Power or Dominion Energy Gas may be identified as a potentially responsible party in connection with the alleged release of hazardous substances or wastes at a site. Under applicable federal and state laws, the Companies could be responsible for costs associated with the investigation or remediation of impacted sites, or subject to contribution claims by other responsible parties for their costs incurred at such sites. The Companies also may identify, evaluate and remediate other potentially impacted sites under voluntary state programs. Remediation costs may be subject to reimbursement under the Companies’ insurance policies, rate recovery mechanisms, or both. Except as described below, the Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.
Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 11 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily in 2020. As of December 31, 2019, Dominion Energy and Virginia Power have $34 million and $16 million, respectively, of reserves recorded, including a charge of $16 million ($12 million after-tax) that Virginia Power recorded in 2018, in other operations and maintenance expense in the Consolidated Statements of Income. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $8 million if approved. Dominion Energy is associated with 13 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, Dominion Energy and Virginia Power are unable to make an estimate of the potential financial statement impacts.
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
In March 2019, the Governor of Virginia signed into law legislation which requires any CCR unit located at Virginia Power’s Bremo, Chesapeake, Chesterfield or Possum Point power stations that stop accepting CCR prior to July 2019 be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. The legislation further requires that at least 6.8 million cubic yards of CCR be beneficially reused. Costs associated with the closure of these CCR units are recoverable through a rate adjustment clause approved by the Virginia Commission with a revenue requirement that cannot exceed $225 million in any
12-month
period. Associated costs that are allocated to customers outside of Virginia, and not actually recovered from such customers, are recoverable through the Virginia rate adjustment clause. In connection with this legislation, Virginia Power recorded a $2.4 billion ARO related to the cost of landfills and beneficial reuse, with an offsetting increase to property, plant and equipment of $1.3 billion for the Chesterfield power station and an increase primarily to regulatory assets for the remaining portion related to the Bremo, Chesapeake and Possum Point power stations during the first quarter of 2019. In addition, Virginia Power revised its estimated cash flows for the existing ARO related to future ash pond and landfill closure costs, which resulted in a decrease of $202 million and a corresponding $113 million ($84 million after-tax)
benefit in other operations and maintenance expense in the Consolidated Statement of Income in the first quarter of 2019.
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
SCANA Legal Proceedings
The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against SCANA and DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets include reserves of $696 million and insurance receivables of $111 million, included within other receivables at December 31, 2019. Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2019 includes charges of $641 million ($480 million after-tax
), included within impairment of assets and other charges, included within the Corporate and Other segment.

Combined Notes to Consolidated Financial Statements, Continued

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
In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial
proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys’ fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property, plant and equipment with a net recorded value of $54 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement.
In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original
 Jurisdiction with the Supreme Court of
South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs’ fourth amended complaint and filed cross claims against DESC, which was denied. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the parties executed a preliminary settlement term sheet relating to this matter as well as the Luquire Case and the Glibowski Case described below. The proposed settlement is expected to be $520 million, of which Dominion Energy’s portion is $320 million. The parties are currently negotiating a settlement agreement based on the preliminary settlement term sheet that will be presented to the court for preliminary approval. This case is pending.
In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In February 2020, the parties executed a preliminary settlement term sheet as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case is pending.
RICO Class Action
In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In February 2020, the parties executed a preliminary settlement term sheet as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case is pending.
SCANA Shareholder Litigation
In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants. In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs allege, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule
10b-5
promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act. In June 2018, the defendants filed motions to dismiss. In March 2019, the U.S. District Court for the District of South Carolina granted in part and denied in part the defendants’ motions to dismiss. In December 2019, the parties executed a settlement agreement pursuant to which SCANA will pay $192.5 million, up to $32.5 million of which can be satisfied through the issuance of shares of Dominion Energy common stock, subject to approval by the U.S. District Court for the District of South Carolina. In February 2020, the U.S. District Court for the District of South Carolina granted preliminary approval of the settlement agreement, pending a fairness hearing.
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
In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit. In November 2019, the defendants filed a motion to dismiss. This case is pending.
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
Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. This case is pending.
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

Combined Notes to Consolidated Financial Statements, Continued

use tax exemption for the NND Project does not apply because the facility will not become operational. DESC has protested the proposed assessment, which remains pending.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. These matters are pending. SCANA and DESC are cooperating fully with the investigations, including responding to additional subpoenas and document requests; however, Dominion Energy cannot currently predict whether or to what extent SCANA or DESC may incur a material liability.
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
In September 2017, DESC, for itself and as agent for Santee Cooper, filed with the U.S. Bankruptcy Court for the Southern
District of New York Proofs of Claim for unliquidated damages against each of Westinghouse and WECTEC. These Proofs of Claim were based upon the anticipatory repudiation and material breach by Westinghouse and WECTEC of the contract, and assert against Westinghouse and WECTEC any and all claims that are based thereon or that may be related thereto.
Westinghouse’s reorganization plan was confirmed by the U.S. Bankruptcy Court for the Southern District of New York and became effective in August 2018. In connection with the effectiveness of the reorganization plan, the contract associated with the NND Project was deemed rejected. DESC is contesting approximately $285 million of filed liens in Fairfield County, South Carolina. Most of these asserted liens are claims that relate to work performed by Westinghouse subcontractors before the Westinghouse bankruptcy, although some of them are claims arising from work performed after the Westinghouse bankruptcy.
Westinghouse has indicated that some unsecured creditors have sought or may seek amounts beyond what Westinghouse allocated when it submitted its reorganization plan to the U.S. Bankruptcy Court for the Southern District of New York. If any unsecured creditor is successful in its attempt to include its claim as part of the class of general unsecured creditors beyond the amounts in the bankruptcy reorganization plan allocated by Westinghouse, it is possible that the reorganization plan will not provide for payment in full or nearly in full to its pre-petition
trade creditors. The shortfall could be significant.
DESC and Santee Cooper were responsible for amounts owed to Westinghouse for valid work performed by Westinghouse subcontractors on the NND Project after the Westinghouse bankruptcy filing until termination of the interim assessment agreement. In December 2019, DESC and Santee Cooper entered into a confidential settlement agreement with W Wind Down Co LLC resolving claims relating to the interim assessment agreement.
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
Nuclear Matters
In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events resulted in significant nuclear safety reviews by the NRC and industry groups such as the Institute of Nuclear Power Operations. Like other U.S. nuclear operators, Dominion Energy has gathered supporting data and participated in industry initiatives focused on the ability to respond to and mitigate the consequences of, design-basis and beyond-design-basis events at its stations.
In July 2011, an NRC task force provided initial recommendations based on its review of the Fukushima Daiichi accident and in October 2011 the NRC staff prioritized these recommendations into Tiers 1, 2 and 3. Tier 1 recommendations consisted of actions which the NRC staff determined should be started without unnecessary delay. Tier 2 and 3 items consisted of items which could not be initiated in the near term because of resource restraints, the need for further technical assessment, or were dependent on activities related to the higher priority Tier 1 issues. In December 2011, the NRC Commissioners approved the agency staff’s prioritization and recommendations, and that same month an appropriations act directed the NRC to require reevaluation of external hazards (not limited to seismic and flooding hazards) as soon as possible.
Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactor licensees, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion Energy requiring implementation of safety enhancements related to mitigation strategies for responding to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented. The information requests issued by the NRC requested each reactor licensee to reevaluate the seismic and external flooding hazards at their facility using present-day
methods and information, conduct walkdowns of their facility to ensure protection against these hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic hazards is complete and final with NRC acceptance received for all Dominion Energy facilities. Reevaluation of the external flooding hazards is complete for all Dominion Energy facilities. However, NRC acceptance of the external flooding hazards reevaluations for Millstone and Surry have not yet been received. NRC is expected to accept these external flooding hazards analyses in 2020. Dominion Energy and Virginia Power do not currently expect that compliance with the NRC’s information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff has resolved the Tier 2 and Tier 3 recommendations and no additional future actions on the part of Dominion Energy are anticipated with respect to these recommendations. Therefore, Dominion Energy and Virginia Power do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.
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

Combined Notes to Consolidated Financial Statements, Continued

The 2019 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1 and Kewaunee, as those units are in a decommissioning state, was $2.8 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2019 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2019 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that the amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. Dominion Energy and Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.
Nuclear Insurance
The Price-Anderson Amendments Act of 1988 provides the public up to $14.1 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the second quarter of 2019, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $14.1 billion to $13.9 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. Dominion Energy and Virginia Power have purchased $450 million of coverage from commercial insurance pools for Millstone, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., Dominion Energy and Virginia Power could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The NRC granted an exemption in March 2015 to remove Kewaunee from the Secondary Financial Protection program. This same exemption permitted Dominion Energy to reduce Kewaunee’s required level of liability coverage to $100 million. This reduction was implemented in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. The current levels of nuclear property insurance coverage for Dominion Energy and Virginia Power’s nuclear units are as follows:

Coverage
(billions)
Dominion Energy
Millstone	$1.70
Kewaunee	0.05
Summer	2.75
Virginia Power (1)
Surry	$1.70
North Anna	1.70

(1)	Surry and North Anna share a blanket property limit of $200 million.

Dominion Energy and Virginia Power’s nuclear property insurance coverage for Millstone, Surry and North Anna exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. In March 2015, the NRC granted an exemption which allowed Kewaunee to reduce its property insurance limit to $50 million. This reduction was implemented in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $81 million and $50 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion Energy and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.
Millstone and Virginia Power also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, Dominion Energy and Virginia Power are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $31 million and $10 million, respectively.
ODEC, a part owner of North Anna, and Massachusetts Municipal and Green Mountain, part owners of Millstone’s Unit 3, are responsible to Dominion Energy and Virginia Power for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.
Under Price-Anderson, DESC (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Summer. Price-Anderson provides funds up to $14.0 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $138 million per reactor owned for each nuclear incident occurring at any reactor in the U.S., provided that not more than $21 million of the liability per reactor would be assessed per year. DESC’s maximum assessment, based on its two-thirds
ownership of Summer, would be $92 million per incident, but not more than $14 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.
DESC currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear
origin. The NEIL policies in aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $24 million. DESC currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $415 million resulting from an event of a non-nuclear
origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s portion of the retrospective premium assessment would not exceed $2 million.
To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from an incident at Summer exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that DESC’s rates would not recover the cost of any purchased replacement power, DESC will retain the risk of loss as a self-insurer. DESC has no reason to anticipate a serious nuclear or other incident. However, if such an incident were to occur, it likely would have a material impact on DESC’s results of operations, cash flows and financial position.
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
By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended to provide for periodic payments for damages incurred through December 31, 2019, and additional extensions are contemplated by the settlement agreements. A similar agreement for Summer extends until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred for the period January 1, 2014 through December 31, 2017. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. This matter is pending.
In 2019, Virginia Power received payments of $15 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2017 through December 31, 2017 and $11 million for resolution of claims incurred at Millstone for the period of July 1, 2017 through June 30, 2018. In 2019, Dominion Energy received payment of $3 million for resolution of its share of claims incurred at Summer for the period of January 1, 2018 through December 31, 2018.
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
Dominion Energy and Virginia Power continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $52 million and $49 million at December 31, 2019 and 2018, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $35 million and $30 million at December 31, 2019 and 2018, respectively.
Dominion Energy and Virginia Power will continue to manage their spent fuel until it is accepted by the DOE.
Long-Term Purchase Agreements
At December 31, 2019, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2020	2021	2022	2023	2024	Thereafter	Total
(millions)

Purchased electric capacity (1)	$45	$44	$44	$44	$44	$494	$715

(1)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $29 million for the year ended December 31, 2019.

Guarantees, Surety Bonds and Letters of Credit
In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a

Combined Notes to Consolidated Financial Statements, Continued

stated maturity date of October 2021. Dominion Energy’s maximum potential loss exposure under the terms of the guarantee is limited to 48% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of December 31, 2019, Atlantic Coast Pipeline has borrowed $1.8 billion against the revolving credit facility and borrowed an additional $27 million in January and February 2020. Dominion Energy’s Consolidated Balance Sheet includes a liability of $14 million and $21 million associated with this guarantee agreement at December 31, 2019 and 2018, respectively.
In addition, at December 31, 2019, Dominion Energy had issued an additional $27 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.
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
At December 31, 2019, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions (1)	$2,215
Nuclear obligations (2)	182
Cove Point (3)	1,900
Solar (4)	477
Other (5)	377
Total (6)	$5,151

(1)
Guarantees related to commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transaction related commodities and services.

(2)	Guarantees primarily related to certain DGI subsidiaries’ regarding all aspects of running a nuclear facility.

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

(6)	Excludes Dominion Energy’s guarantees for the new corporate office properties discussed further within Note 15.

Additionally, at December 31, 2019, Dominion Energy had purchased $163 million of surety bonds, including $77 million at Virginia Power and $26 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $89 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.
Indemnifications
As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2019, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Note 24. Credit Risk
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
Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on-
or
off-balance
sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2019, Dominion Energy’s credit exposure totaled $233 million. Of this amount, investment grade counterparties, including those internally rated, represented 88%, and no single counterparty, whether investment grade or non-investment
grade, exceeded $61 million of exposure.
Virginia Power
Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on-
or
off-balance
sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2019, Virginia Power’s credit exposure totaled $71 million. Of this amount, investment grade counterparties, including those internally rated, represented 96%, and no single counterparty exceeded $61 million of exposure.
Dominion Energy Gas
Dominion Energy Gas transacts mainly with major companies in the energy industry. These transactions principally occur in the eastern and Rocky Mountain regions of the U.S. Dominion Energy Gas does not believe that this geographic concentration contributes to its overall exposure to credit risk. In addition, as a result of its large and diverse customer base, Dominion Energy Gas is not exposed to a significant concentration of credit risk for receivables arising from its regulated operations. Dominion Energy Gas’ gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on-
or
off-balance
sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2019, Dominion Energy Gas’ credit exposure totaled $46 million. Of this amount, investment grade counterparties, including those internally rated, represented 81%, and no single counterparty, whether investment grade or non-investment
grade, exceeded $9 million of exposure.
Upon the Liquefaction Facility commencing commercial operations in April 2018, the majority of Cove Point’s revenue and earnings are expected to be generated from annual reservation payments under certain terminalling, storage and transportation contracts with the Export Customers. If such agreements were terminated and Cove Point was unable to replace such agreements on comparable terms, there could be a material impact on results of operations, financial condition and/or cash flows.
The Export Customers comprised approximately 34% and 32% of Dominion Energy Gas’ operating revenues for the years ended December 31, 2019 and 2018, respectively, with Dominion Energy Gas’ largest customer representing approximately 17% and 12% of such amounts.
In 2019, DETI provided service to 296 customers with approximately 98% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 38% of the total storage and transportation revenue and the thirty largest provided approximately 72% of the total storage and transportation revenue.
Credit-Related Contingent Provisions
The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2019 and 2018, Dominion Energy would have been required to post an additional $10 million and $1 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative
contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted no collateral at December 31, 2019 and 2018, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2019 and 2018 was $10 million and $1 million, respectively, which does not include the impact of any offsetting asset positions.
If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2019, Virginia Power would have been required to post an additional $8 million of collateral to its counterparties. Credit-related contingent provisions for Virginia Power were not material as of December 31, 2018.
Credit-related contingent provisions for Dominion Energy Gas were not material as of December 31, 2019 and 2018.
See Note 7 for further information about derivative instruments.

Note 25. Related-party Transactions
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
Virginia Power
Transactions with Affiliates
Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 19 for more information. As of December 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $53 million, respectively. As of December 31, 2018, Virginia Power’s derivative assets and liabilities with affiliates were $26 million and $10 million, respectively.
Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2019 and 2018, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and

Combined Notes to Consolidated Financial Statements, Continued

reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $782 million and $632 million, respectively. At December 31, 2019 and 2018, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $287 million and $254 million, respectively.
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
Presented below are significant transactions with DES and other affiliates:

Year Ended December 31,	2019	2018	2017
(millions)
Commodity purchases from affiliates	$690	$930	$674
Services provided by affiliates (1)	503	450	453
Services provided to affiliates	24	24	25

(1)	Includes capitalized expenditures of $133 million, $145 million and $144 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $107 million and $224 million in short-term demand note borrowings from Dominion Energy as of December 31, 2019 and 2018, respectively. The weighted-average interest rate of these borrowings was 3.22% and 2.94% at December 31, 2019 and 2018, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2019 and 2018. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the years ended December 31, 2019, 2018 and 2017.
There were no issuances of Virginia Power’s common stock to Dominion Energy in 2019, 2018 or 2017.
Dominion Energy Gas
Transactions with Related Parties
Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates, and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of December 31, 2019 and 2018, Dominion Energy Gas did not
have any commodity derivative assets and liabilities. See Notes 7 and 20 for more information. See Note 9 for information regarding transactions with an affiliate. See Note 3 for information regarding the Dominion Energy Gas Restructuring, an affiliated transaction.
Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2019 and 2018, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Pension Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $326 million and $319 million, respectively. Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $17 million and $13 million at December 31, 2019 and 2018, respectively.
DES, DECGS, DEQPS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Dominion Energy Gas. Dominion Energy Gas provides certain services to related parties, including technical services.
The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS and DEQPS to Dominion Energy Gas on the basis of direct and allocated methods in accordance with Dominion Energy Gas’ services agreements with DES, DECGS and DEQPS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS and DEQPS resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. The costs of these services follow:

Year Ended December 31,	2019	2018	2017
(millions)
Sales of natural gas and transportation and storage services	$249	$168	$173
Purchases of natural gas and transportation and storage services	12	—	10
Services provided by related parties (1)	226	169	193
Services provided to related parties (2)	164	260	190

(1)	Includes capitalized expenditures of $19 million, $37 million and $53 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

At December 31,	2019	2018
(millions)
Other receivables (1)	$7	$13
Imbalances receivable from affiliates	8	16
Imbalances payable from affiliates (2)	1	4
Other deferred charges and other assets	12	—

(1)	Represents amounts due from Atlantic Coast Pipeline, a related party VIE.

(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

Affiliated receivables at December 31, 2019 and December 31, 2018 included $22 million and $7 million of accrued unbilled revenue, respectively. This revenue is based on estimated amounts of services provided but not yet billed to various affiliates.
Affiliated notes receivable from East Ohio and DGP borrowings under an IRCA with Dominion Energy Gas were $704 million at December 31, 2018.  Interest income on the IRCAs was $14 million, $15 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In 2016, DMLPHCII issued a five-year $15.0 million promissory note to Dominion Energy. The interest rate is a fixed 2.75% per annum. Interest income earned on the promissory note was immaterial for the years ended December 31, 2019, 2018 and 2017.
In 2018, in connection with the closing of a $3.0 billion term loan, Cove Point loaned Dominion Energy $3.0 billion in exchange for a promissory note. The promissory note had an annual interest rate of 3.6% which was payable quarterly and was scheduled to mature in 2021. Interest income related to Dominion Energy’s borrowing was $82 million and $21 million for the years ended December 31, 2019 and December 31, 2018, respectively, presented in other income in the Consolidated Statements of Income and accrued interest was immaterial at December 31, 2018, presented in affiliated receivables in the Consolidated Balance Sheets. In September 2019, Dominion Energy repaid the promissory note to Cove Point and the proceeds were used by Cove Point to repay its $3.0 billion term loan.
In November 2019, Dominion Energy Gas issued a five-year promissory note to Dominion Energy under which it may lend up to $3.0 billion. Dominion Energy Gas’ affiliated notes receivable from Dominion Energy totaled $1.8 billion at December 31, 2019. The promissory note has a fixed annual interest rate of 2.5% payable quarterly
. Interest income on the promissory note was $5 million for the year ended December 31, 2019.
At December 31, 2019 and 2018, Dominion Energy Gas’ affiliated notes receivable from East Ohio totaled $1.7 billion and $1.4 billion, respectively. These promissory notes have fixed annual interest rates between 3.67% to 4.90% which are payable semi-annually. Interest income on these promissory notes was $72 million for the year ended December 31, 2019 and $64 million for both the years ended December 31, 2018 and 2017.
Dominion Energy Gas’ borrowings under the IRCA with Dominion Energy totaled $251 million and $218 million as of December 31, 2019 and 2018, respectively. The weighted-average interest rate of these borrowings was 2.02% and 2.78% at December 31, 2019 and 2018, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were $3 million for December 31, 2019 and less than $1 million for December 31, 2018 and 2017, respectively.
DCP had borrowings under an IRCA with Dominion Energy of $2.8 billion at December 31, 2018. The weighted-average interest rate for these borrowings was 3.43% at December 31, 2018. In October 2019, DCP repaid the outstanding balance and accrued interest utilizing funds from a capital contribution from Dominion Energy. Interest charges related to DCP’s total borrowings from Dominion Energy totaled $94 million, $96 million and $82 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In addition, DCP had borrowings of $9 million and $57 million with DES as of December 31, 2019 and 2018 respectively. The weighted-average interest rate for these borrowings was 3.85% and 3.45% at December 31, 2019 and 2018, respectively. Interest related to DCP’s total borrowings from DES totaled $3 million, $1 million and less than $1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
DMLPHCII had borrowings under an IRCA with Dominion Energy of $22 million December 31, 2018. The weighted-average interest rate for these borrowings was 3.43% at December 31, 2018. In October 2019, DMLPHCII repaid the outstanding balance and accrued interest utilizing funds from a capital contribution from Dominion Energy. Interest charges related to DMLPHCII’s total borrowings from Dominion Energy were less than $1 million for each of the years ended December 31, 2019, 2018 and 2017.
In the first quarter of 2019, Dominion Energy Midstream borrowed $395 million from Dominion Energy under a $400 million promissory note with Dominion Energy that was scheduled to mature in 2022. The interest rate was fixed 3.5% per annum. In October 2019, Dominion Energy Midstream repaid the outstanding balance and accrued interest utilizing funds from a capital contribution from Dominion Energy. Interest charges of $10 million were incurred for the year ended December 31, 2019.
For the periods ending December 31, 2019, 2018 and 2017, Dominion Energy Gas, including entities acquired in the Dominion Energy Gas Restructuring, distributed $603 million, $230 million and $239 million to Dominion Energy, respectively.

Note 26. Operating Segments
The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power	Dominion Energy Gas
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet (1)	X	X
Gas Transmission & Storage	Regulated gas transmission and storage (2)	X		X
	LNG terminalling and storage	X		X
	Nonregulated retail energy marketing	X
Gas Distribution	Regulated gas distribution and storage (3)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Generation	Merchant electric generation fleet	X

Combined Notes to Consolidated Financial Statements, Continued

(1)	Includes Virginia Power’s nonjurisdictional generation operations.

(2)	Includes gathering and processing activities.

(3)	Includes Wexpro’s natural gas development and production operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.
Dominion Energy
The Corporate and Other Segment of Dominion Energy
includes its corporate, service companies and other functions (including unallocated debt). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources.
In 2019, Dominion Energy reported
after-tax
net expenses of $2.6 billion in the Corporate and Other segment, with $2.0 billion of the net expenses attributable to specific items related to its operating segments.
The net expenses for specific items in 2019 primarily related to the impact of the following items:
•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, attributable to Dominion Energy South Carolina;

•	$641 million ($480 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;

•	$484 million ($315 million
after-tax)
of charges for merger and integration-related costs associated with the SCANA Combination, including a $444 million ($332 million after-tax)
charge related to a voluntary retirement program, attributable to:

•	Dominion Energy Virginia ($151 million after-tax);

•	Gas Distribution ($56 million after-tax);

•	Dominion Energy South Carolina ($75 million after-tax); and

•	Contracted Generation ($38 million after-tax); partially offset by

•	Gas Transmission & Storage ($5 million after-tax benefit);

•	A $346 million ($257 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;

•	A $194 million tax charge for $258 million of income
tax-related
regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, attributable to Dominion Energy South Carolina;

•	A $160 million ($119 million after-tax) charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure, attributable to Dominion Energy Virginia;

•	A $135 million ($100 million after-tax) charge related to Virginia Power’s contract termination with a non-utility generator, attributable to Dominion Energy Virginia;

•	A $114 million ($86 million
after-tax)
charge for property, plant and equipment acquired in the SCANA Combination primarily for which Dominion Energy committed to forgo recovery, attributable to Dominion Energy South Carolina; partially offset by

•	A $553 million ($411 million after-tax) net gain related to investments in nuclear decommissioning trust funds attributable to:

•	Dominion Energy Virginia ($49 million after-tax); and

•	Contracted Generation ($362 million after-tax); and

•	A $113 million ($84 million
after-tax)
benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Dominion Energy Virginia.

In 2018, Dominion Energy reported
after-tax
net expenses of $611 million in the Corporate and Other segment, with $88 million of the net expenses attributable to specific items related to its operating segments.
The net expenses for specific items in 2018 primarily related to the impact of the following items:
•	A $219 million ($164 million after-tax) charge related to the impairment of certain gathering and processing assets attributable to Gas Transmission & Storage;

•	A $215 million ($160 million
after-tax)
charge associated with Virginia legislation enacted in March 2018 that requires one-time
rate credits of certain amounts to utility customers, attributable to Dominion Energy Virginia;

•	A $170 million ($134 million after-tax) net loss related to our investments in nuclear decommissioning trust funds attributable to:

•	Dominion Energy Virginia ($14 million after-tax); and

•	Contracted Generation ($120 million after-tax);

•	A $124 million ($88 million after-tax) charge for disallowance of FERC-regulated plant attributable to Gas Transmission & Storage;

•	An $81 million ($60 million
after-tax)
charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Dominion Energy Virginia; and

•	A $70 million ($52 million after-tax) charge associated with major storm damage and service restoration attributable to Dominion Energy Virginia; partially offset by

•	An $828 million ($619 million after-tax) benefit associated with the sale of certain merchant generation facilities and equity method investments attributable to:

•	Contracted Generation ($229 million after-tax); and

•	Gas Transmission & Storage ($390 million after-tax).

In 2017, Dominion Energy reported
after-tax
net benefits of $377 million in the Corporate and Other segment, with $861 million of the net benefits attributable to specific items related to its operating segments.
The net benefits for specific items in 2017 primarily related to the impact of the following items:
•	A $1.0 billion tax benefit resulting from the remeasurement of deferred income taxes as a result of the 2017 Tax Reform Act, primarily attributable to:

•	Dominion Energy Virginia ($83 million);

•	Gas Transmission & Storage ($302 million);

•	Gas Distribution ($56 million);

•	Contracted Generation ($569 million); partially offset by

•	$158 million ($96 million after-tax) of charges associated with equity method investments in wind-powered generation facilities, attributable to Contracted Generation.

The following table presents segment information pertaining to Dominion Energy’s operations:

Year Ended December 31,	Dominion Energy Virginia	Gas Transmission & Storage	Gas Distribution	Dominion Energy South Carolina	Contracted Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2019
Total revenue from external customers	$8,170	$3,074	$2,367	$2,948	$1,135	$(1,122)	$ —	$16,572
Intersegment revenue	(13)	247	18	4	15	1,199	(1,470)	—
Total operating revenue	8,157	3,321	2,385	2,952	1,150	77	(1,470)	16,572
Depreciation, depletion and amortization	1,216	400	335	452	179	73	—	2,655
Equity in earnings of equity method investees	—	161	2	(4)	(1)	10	—	168
Interest income	11	211	4	9	92	160	(386)	101
Interest and related charges	530	405	116	242	98	768	(386)	1,773
Income tax expense (benefit)	482	262	114	163	20	(690)	—	351
Net income (loss) attributable to Dominion Energy	1,786	934	488	430	276	(2,556)	—	1,358
Investment in equity method investees	—	1,517	32	—	74	23	—	1,646
Capital expenditures	3,002	431	848	562	367	111	—	5,321
Total assets (billions)	43.7	20.9	16.0	15.8	10.2	6.9	(9.7)	103.8
2018
Total revenue from external customers	$8,401	$1,867	$1,769	$ —	$1,487	$ (249)	$ 91	$13,366
Intersegment revenue	(552)	723	16	—	8	723	(918)	—
Total operating revenue	7,849	2,590	1,785	—	1,495	474	(827)	13,366
Depreciation, depletion and amortization	1,158	348	263	—	213	18	—	2,000
Equity in earnings of equity method investees	—	178	—	—	18	1	—	197
Interest income	10	143	—	—	80	122	(271)	84
Interest and related charges	516	262	79	—	124	784	(272)	1,493
Income tax expense (benefit)	380	236	95	—	75	(206)	—	580
Net income (loss) attributable to Dominion Energy	1,596	844	373	—	245	(611)	—	2,447
Investment in equity method investees	—	1,159	—	—	82	37	—	1,278
Capital expenditures	2,640	765	647	—	247	106	—	4,405
Total assets (billions)	39.1	22.6	11.8	—	9.0	8.3	(12.9)	77.9
2017
Total revenue from external customers	$8,254	$1,054	$1,778	$ —	$1,345	$ (27)	$ 182	$12,586
Intersegment revenue	(688)	946	17	—	9	724	(1,008)	—
Total operating revenue	7,566	2,000	1,795	—	1,354	697	(826)	12,586
Depreciation, depletion and amortization	1,141	260	258	—	200	46	—	1,905
Equity in earnings of equity method investees	—	158	—	—	(171)	(5)	—	(18)
Interest income	19	114	—	—	77	94	(222)	82
Interest and related charges	497	100	72	—	110	648	(222)	1,205
Income tax expense (benefit)	865	291	195	—	(160)	(1,221)	—	(30)
Net income (loss) attributable to Dominion Energy	1,466	552	351	—	253	377	—	2,999
Capital expenditures	2,726	1,489	452	—	979	263	—	5,909
Intersegment sales and transfers for Dominion Energy are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

Combined Notes to Consolidated Financial Statements, Continued

Virginia Power
The Corporate and Other Segment of Virginia Power
primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.
In 2019, Virginia Power reported
after-tax
net expenses of $634 million in its Corporate and Other segment with $627 million of the net expenses attributable to its operating segment.
The net expenses for specific items in 2019 primarily related to the impact of the following items:
•	A $346 million ($257 million after-tax) charge related to the early retirement of certain electric generation facilities;
•	A $198 million ($146 million after-tax) charge related to a voluntary retirement program;
•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure;
•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator; and
•	A $62 million ($46 million after-tax) charge related to the abandonment of a project at an electric generating facility, partially offset by
•	A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.
In 2018, Virginia Power reported
after-tax
net expenses of $312 million in its Corporate and Other segment, all of which w ere
 attributable to its primary operating segment.
The net expenses for specific items in 2018 primarily related to the impact of the following items:
•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that requires one-time rate credits of certain amounts to utility customers;
•	An $81 million ($60 million
after-tax)
charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018; and
•	A $70 million ($52 million after-tax) charge associated with major storm damage and service restoration.
In 2017, Virginia Power reported an
after-tax
net benefit of $74 million in its Corporate and Other segment, all of which was attributable to its primary operating segment.
The net benefit for specific items in 2017 primarily related to the impact of the following item:
•	A $93 million tax benefit resulting from the remeasurement of deferred income taxes as a result of the 2017 Tax Reform Act.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2019
Operating revenue	$8,137	$ (29)	$8,108
Depreciation and amortization	1,215	8	1,223
Interest income	11	—	11
Interest expense (benefit) and related charges	529	(5)	524
Income tax expense (benefit)	481	(217)	264
Net income (loss)	1,783	(634)	1,149
Capital expenditures	2,981	—	2,981
Total assets (billions)	41.4	—	41.4
2018
Operating revenue	$7,835	$(216)	$7,619
Depreciation and amortization	1,157	(25)	1,132
Interest income (expense)	10	—	10
Interest expense (benefit) and related charges	516	(5)	511
Income tax expense (benefit)	378	(78)	300
Net income (loss)	1,594	(312)	1,282
Capital expenditures	2,542	—	2,542
Total assets (billions)	37.0	(0.1)	36.9
2017
Operating revenue	$7,556	$ —	$7,556
Depreciation and amortization	1,141	—	1,141
Interest income (expense)	19	—	19
Interest expense (benefit) and related charges	497	(3)	494
Income tax expense (benefit)	868	(94)	774
Net income	1,466	74	1,540
Capital expenditures	2,729	—	2,729

Dominion Energy Gas
The Corporate and Other Segment of Dominion Energy Gas
primarily includes specific items attributable to Dominion Energy Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy’s basis in the net assets contributed. In addition, Corporate and Other includes the net impact of discontinued operations, which are discussed in Note 3.
In 2019, Dominion Energy Gas reported
an
after-tax
net benefit of $127 million in its Corporate and Other segment, with $12 million of net expense
attributable to its operating segment.
The net
expense
for specific items in 2019 primarily related to the impact of the following items:
•	A $48 million tax benefit resulting from changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ; and

•	A $42 million ($31 million after-tax) charge related to a voluntary retirement program.

In 2018, Dominion Energy Gas reported
after-tax
net expenses of $90 million in its Corporate and Other segment, with $107 million of these net expenses attributable to its operating segment.
The net expense for specific items in 2018 primarily related to a $124 million ($88 million after-tax)
charge for disallowance of FERC-regulated plant.
In 2017, Dominion Energy Gas reported
an
after-tax
net benefit of $389 million in its Corporate and Other segment, with $156 million of the net benefit
attributable to its operating segment.
The net benefit for specific items in 2017 primarily related to a $169 million tax benefit resulting from the remeasurement of deferred income taxes as a result of the 2017 Tax Reform Act.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

Year Ended December 31,	Gas Transmission & Storage	Corporate and Other	Consolidated Total
(millions)
2019
Operating revenue	$2,186	$ (17)	$2,169
Depreciation and amortization	367	—	367
Equity in earnings of equity method investees	43	—	43
Interest income	105	—	105
Interest and related charges	309	2	311
Income tax expense (benefit)	170	(69)	101
Net Income from discontinued operations	—	141	141
Net Income attributable to Dominion Energy Gas	594	127	721
Investment in equity method investees	312	—	312
Capital expenditures	391	313	704
Total assets (billions)	18.8	—	18.8
2018
Operating revenue	$1,996	$ —	$1,996
Depreciation and amortization	333	—	333
Equity in earnings of equity method investees	54	—	54
Interest income	26	—	26
Interest and related charges	173	1	174
Income tax expense (benefit)	226	(102)	124
Net Income from discontinued operations	—	24	24
Net Income (loss) attributable to Dominion Energy Gas	571	(90)	481
Investment in equity method investees	339	—	339
Capital expenditures	749	360	1,109
Total assets (billions)	19.9	6.9	26.8
2017
Operating revenue	$1,523	$ —	$1,523
Depreciation and amortization	242	—	242
Equity in earnings of equity method investees	47	—	47
Interest income	4	—	4
Interest and related charges	60	—	60
Income tax expense (benefit)	189	(254)	(65)
Net Income from discontinued operations	—	163	163
Net Income attributable to Dominion Energy Gas	314	389	703
Capital expenditures	1,459	356	1,815

Combined Notes to Consolidated Financial Statements, Continued

N
ote 27. Quarterly Financial Data (Unaudited)
A summary of the Companies’ quarterly results of operations for the years ended December 31, 2019 and 2018 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.
Dominion Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2019
Operating revenue	$3,858	$3,970	$4,269	$4,475
Income (loss) from operations	(482)	461	1,314	1,221
Net income (loss) including noncontrolling interests	(677)	58	985	1,010
Net income (loss) attributable to Dominion Energy	(680)	54	975	1,009
Basic EPS:
Net income (loss) attributable to Dominion Energy	(0.86)	0.07	1.19	1.22
Diluted EPS:
Net income (loss) attributable to Dominion Energy	(0.86)	0.05	1.17	1.21
Dividends per share (Series A Preferred Stock)	—	0.729	4.375	4.375
Dividends per share (Series B Preferred Stock)	—	—	—	1.9375
Dividends declared per common share	0.9175	0.9175	0.9175	0.9175
2018
Operating revenue	$3,466	$3,088	$3,451	$3,361
Income from operations	875	742	1,150	834
Net income including noncontrolling interests	526	478	883	662
Net income attributable to Dominion Energy	503	449	854	641
Basic EPS:
Net income attributable to Dominion Energy	0.77	0.69	1.31	0.97
Diluted EPS:
Net income attributable to Dominion Energy	0.77	0.69	1.30	0.97
Dividends declared per common share	0.835	0.835	0.835	0.835

Dominion Energy’s 2019 results include the impact of the following significant items:
•	Fourth quarter results include a $244 million after-tax charge related to litigation acquired in the SCANA Combination, offset by a $150 million net gain related to nuclear decommissioning trust funds.

•	Second quarter results include a $316 million after-tax charge related to a voluntary retirement program, a $100 million after-tax charge related to a contract termination with a non-utility generator and a $75 million after-tax charge for litigation acquired in the SCANA Combination.

•	First quarter results include $1.3 billion of after-tax merger and integration-related costs related to the SCANA Combination (inclusive of a $756 million after-tax charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, a $277 million after-tax charge for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forego recovery and $134 million after-tax charge for litigation acquired in the SCANA Combination) and a $409 million after-tax charge for the planned early retirement of certain Virginia Power electric generation facilities and automated metering reading infrastructure
, partially offset by $197 million after-tax net gain related to nuclear decommissioning trust funds and an $84 million after-tax revision to future ash ponds and landfill closure costs.

Dominion Energy’s 2018 results include the impact of the following significant items:
•	Fourth quarter results include $536 million of
after-tax
gains from the sale of certain merchant generation facilities and equity method investments partially offset by a $164 million after-tax
impairment charge for certain gathering and processing assets.

•	Second quarter results include an $89 million after-tax charge for disallowance of FERC-regulated plant.

•	First quarter results include a $160 million after-tax charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers.

Virginia Power
Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)

2019
Operating revenue	$1,965	$1,938	$2,264	$1,941
Income from operations	122	238	820	659
Net income	20	100	602	427
2018
Operating revenue	$1,748	$1,829	$2,232	$1,810
Income from operations	364	533	756	418
Net income	184	339	520	239

Virginia Power’s 2019 results include the impact of the following significant item:
•	Second quarter results include a $144 million after-tax charge related to a voluntary retirement program, a $100 million after-tax charge related to a contract termination with a non-utility generator and a $47 million after-tax charge for the abandonment of a project at an electric generation facility.

•	First quarter results include a $409 million
after-tax
charge
for the planned early retirement of certain electric generation facilities and automated metering reading infrastructure, partially offset by an $84 million after-tax revision to future ash ponds and landfill closure costs.

Virginia Power’s 2018 results include the impact of the following significant item:
•	First quarter results include a $160 million after-tax charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers.

Dominion Energy Gas
Dominion Energy Gas’ quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2019
Operating revenue	$566	$530	$502	$571
Income from continuing operations	247	179	202	276
Net income from continuing operations	172	123	130	276
Net income from discontinued operations	54	26	45	16
Net income including noncontrolling interests	226	149	175	292
Net income attributable to Dominion Energy Gas	190	119	151	261
2018
Operating revenue	$389	$508	$533	$566
Income from continuing operations	167	90	302	228
Net income from continuing operations	157	84	209	182
Net income (loss) from discontinued operations	56	45	33	(110)
Net income including noncontrolling interests	213	129	242	72
Net income attributable to Dominion Energy Gas	180	83	191	27

Dominion Energy Gas’s 2019 results include the impact of the following significant items:
•	Second quarter results include a $58 million after-tax charge related to a voluntary retirement program , including $32 million in discontinued operations.

Dominion Energy Gas’s 2018 results include the impact of the following significant items:
•	Fourth quarter results include a $165 million after-tax impairment charge for certain gathering and processing assets, included in discontinued operations.

•	Second quarter results include an $89 million after-tax charge for disallowance of FERC-regulated plant.

Combined Notes to Consolidated Financial Statements, Continued

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Dominion Energy
Senior management of Dominion Energy, including Dominion Energy’s CEO and CFO, evaluated the effectiveness of Dominion Energy’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Dominion Energy’s CEO and CFO have concluded that Dominion Energy’s disclosure controls and procedures are effective. There were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion Energy’s internal control over financial reporting.

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
SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2019 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2019, Dominion Energy makes the following assertions:
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
Management evaluated Dominion Energy‘s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2019.
Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy‘s internal control over financial reporting, as stated in their report which is included herein.
In January 2019, Dominion Energy acquired SCANA. Dominion Energy excluded all of the acquired SCANA businesses from the scope of management’s assessment of the effectiveness of Dominion Energy’s internal control over financial reporting as of December 31, 2019. SCANA constituted 19% of Dominion Energy’s total revenues for 2019 and 17% of Dominion Energy’s total assets as of December 31, 2019.
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Dominion Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2019, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting at December 31, 2019, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2019, of Dominion Energy and our report dated February 28, 2020, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting the legacy SCANA Corporation businesses (the “SCANA businesses”), which were acquired on January 1, 2019, and which constitute 19% of total revenues and 17% of total assets of the consolidated financial statement amounts at and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting of SCANA businesses.
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
/s/ Deloitte & Touche LLP
Richmond, Virginia
February 28, 2020

Virginia Power
Senior management of Virginia Power, including Virginia Power’s CEO and CFO, evaluated the effectiveness of Virginia Power’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Virginia Power’s CEO and CFO have concluded that Virginia Power’s disclosure controls and procedures are effective. There were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Virginia Power’s internal control over financial reporting.

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
SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2019 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2019, Virginia Power makes the following assertions:
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
Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2019.
This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.
February 28, 2020

Dominion Energy Gas
Senior management of Dominion Energy Gas, including Dominion Energy Gas’ CEO and CFO, evaluated the effectiveness of Dominion Energy Gas’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, Dominion Energy Gas’ CEO and CFO have concluded that Dominion Energy Gas’ disclosure controls and procedures are effective. There were no changes that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion Energy Gas’ internal control over financial reporting.

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
SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Dominion Energy Gas’ 2019 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Dominion Energy Gas tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2019, Dominion Energy Gas makes the following assertions:
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
Management evaluated Dominion Energy Gas’ internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy Gas maintained effective internal control over financial reporting as of December 31, 2019.
This annual report does not include an attestation report of Dominion Energy Gas’ registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Dominion Energy Gas’ independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.
February 28, 2020

Item 9B. Other Information
Explanatory Note: The following information is furnished in this Form 10-K in lieu of being furnished pursuant to Item 2.02 in a Form
8-K.
The date of the events reported below was February 28, 2020.
On February 11, 2020, Dominion Energy issued its 4th Quarter 2019 Earnings Release Kit reporting unaudited earnings determined in accordance with GAAP for the year ended December 31, 2019. On February 28, 2020, Dominion Energy issued a revised 4th Quarter 2019 Earnings Release Kit to reflect a reduction in reported earnings for the year ended December 31, 2019. The reduction relates to additional reserves taken for SCANA legal proceedings. The revised Earnings Release Kit reflecting the reduction in earnings is furnished with this Form 10-K as Exhibit 99.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Dominion Energy
The following information for Dominion Energy is incorporated by reference from the Dominion Energy 2020 Proxy Statement, which will be filed on or around March 26, 2020:
•	Information regarding the directors required by this item is found under the heading Election of Directors .

•	Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by this item is found under the heading Delinquent Section 16(a) Reports .

•	Information regarding the Dominion Energy Audit Committee Financial expert(s) required by this item is found under the heading The Committees of the Board—Audit Committee .

•	Information regarding the Dominion Energy Audit Committee required by this item is found under the headings The Committees of the Board—Audit Committee and Audit Committee Report .

•	Information regarding Dominion Energy’s Code of Ethics and Business Conduct required by this item is found under the heading Other Information — Code of Ethics and Business Conduct .

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form
10-K
under the caption
Information about our
Executive Officers
. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation
Dominion Energy
The following information about Dominion Energy is contained in the 2020 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the headings
Compensation Discussion and Analysis
and
Executive Compensation Tables
; the information regarding Compensation Committee interlocks contained under the heading
Compensation Committee Interlocks
and
Insider Participation
; the information regarding the Compensation Committee review and discussions of Compensation Discussion and Analysis contained under the heading
Compensation, Governance and Nominating Committee Report
; and the information regarding director compensation contained under the heading
Compensation of Non-Employee Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Dominion Energy
The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the heading
Securities Ownership
in the 2020 Proxy Statement is incorporated by reference.
The information regarding equity securities of Dominion Energy that are authorized for issuance under its equity compensation plans contained under the heading
Executive Compensation Tables-Equity
Compensation Plans
in the 2020 Proxy Statement is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Dominion Energy
The information regarding related party transactions required by this item found under the heading
Other Information—Certain Relationships and Related Party Transactions,
and information regarding director independence found under the heading
Corporate Governance –Director Independence,
in the 2020 Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services
Dominion Energy
The information concerning principal accountant fees and services contained under the heading
Auditor Fees and Pre-Approval Policy
in the 2020 Proxy Statement is incorporated by reference.
Virginia Power and Dominion Energy Gas
The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power and Dominion Energy Gas for the fiscal years ended December 31, 2019 and 2018.

Type of Fees	2019	2018
(millions)
Virginia Power
Audit fees	$2.13	$1.68
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$2.13	$1.68
Dominion Energy Gas
Audit fees	$2.31	$0.97
Audit-related fees	0.26	0.26
Tax fees	—	—
All other fees	—	—
Total Fees	$2.57	$1.23

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
Virginia Power and Dominion Energy Gas’ Boards of Directors have adopted the Dominion Energy Audit Committee pre-approval
policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approves
a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2019 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2020 inclusive of Virginia Power and Dominion Energy Gas. In accordance with the pre-approval
policy, any changes to the
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
3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas
2.1	Agreement and Plan of Merger by and among Dominion Energy, Inc., Sedona Corp. and SCANA Corporation, dated as of January 2, 2018 (Exhibit 2.1, Form 8-K filed January 5, 2018, File No. 1-8489).	X

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective December 13, 2019 (Exhibit 3.1, Form 8-K filed December 13, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective September 26, 2019 (Exhibit 3.2, Form 8-K filed October 2, 2019, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC as amended and restated, Effective November 5, 2019 (Exhibit 3.1, Form 8-K filed November 12, 2019, File No. 001-37591).			X

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
		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

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

4.4
Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337).
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
X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

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
X

4.8
Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (Exhibit 4.2, Form 10-Q filed August 2, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489).
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
X

4.13
Indenture, dated as of October 1, 2013, between Dominion Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form S-4 filed April 4, 2014, File No. 333-195066); Second Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.3, Form S-4 filed April 4, 2014, File No. 333-195066); Third Supplemental Indenture, dated as of October 1, 2013 (Exhibit 4.4, Form S-4 filed April 4, 2014, File No. 333-195066); Fourth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.2, Form 8-K filed December 8, 2014, File No. 333-195066); Fifth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.3, Form 8-K filed December 8, 2014, File No. 333-195066); Sixth Supplemental Indenture, dated as of December 1, 2014 (Exhibit 4.4, Form 8-K filed December 8, 2014, File No. 333-195066); Seventh Supplemental Indenture, dated as of November 1, 2015 (Exhibit 4.2, Form 8-K filed November 17, 2015, File No. 001-37591); Eighth Supplemental Indenture, dated as of May 1, 2016 (Exhibit 4.1.a, Form 10-Q filed August 3, 2016, File No. 1-37591); Ninth Supplemental Indenture, dated as of June 1, 2016 (Exhibit 4.1.b, Form 10-Q filed August 3, 2016, File No. 1-37591); Tenth Supplemental Indenture, dated as of June 1, 2016 (Exhibit 4.1.c, Form 10-Q filed August 3, 2016, File No. 1-37591); Eleventh Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K filed June 19, 2018, File No. 1-37591); Twelfth Supplemental Indenture, dated November 1, 2019 (Exhibit 4.2, Form 8-K filed November 21, 2019, File No. 1-37591); Thirteenth Supplemental Indenture, dated November 1, 2019 (Exhibit 4.3, Form 8-K filed November 21, 2019, File No. 1-37591); Fourteenth Supplemental Indenture, dated November 1, 2019 (Exhibit 4.4, Form 8-K filed November 21, 2019, File No. 1-37591).
		X	X

4.14
2019 Series A Purchase Contract and Pledge Agreement, dated June 14, 2019, among the Dominion Energy, Inc., Deutsche Bank Trust Company Americas, in its capacity as the purchase contract agent, and HSBC Bank USA, National Association, in its capacity as the collateral agent, custodial agent and securities intermediary (Exhibit 3.1, Form 8-K filed June 14, 2019, File No.1-8489).
X

4.15
Registration Rights Agreement, dated December 16, 2019, by and between Dominion Energy, Inc. and Gallagher Fiduciary Advisors, LLC on behalf of the Dominion Energy, Inc. Defined Benefit Master Trust (Exhibit 4.1, Form 8-K filed December 20, 2019, File No. 1-8489).
X

4.16	Description of Dominion Energy, Inc.’s Common Stock (filed herewith).	X

4.17	Description of Dominion Energy, Inc.’s 2016 Series A 5.25% Enhanced Junior Subordinated Notes due 2076 (filed herewith).	X

4.18	Description of Dominion Energy, Inc.’s 2019 Series A Corporate Units (filed herewith).	X

4.19	Description of Virginia Electric and Power Company’s Common Stock (filed herewith).		X

4.20	Description of Dominion Energy Gas Holdings, LLC’s Limited Liability Company Membership Interests (filed herewith).			X

4.21	Description of Dominion Energy Gas Holdings, LLC’s 2014 Series C 4.6% Senior Notes due 2044 (filed herewith).			X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

10.1
$6,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-8489).
		X	X	X

10.2	Inter-Company Credit Agreement, dated October 17, 2013, between Dominion Resources, Inc. and Dominion Gas Holdings, LLC (Exhibit 10.2, Form S-4 filed April 4, 2014, File No. 333-195066).	X		X
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
X

10.5	DRS Services Agreement, dated September 12, 2013, between Dominion Gas Holdings, LLC and Dominion Resources Services, Inc. (Exhibit 10.3, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.6	DRS Services Agreement, dated January 1, 2003, between Dominion Transmission Inc. and Dominion Resources Services, Inc. (Exhibit 10.4, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.7	DRS Services Agreement, dated January 1, 2003, between Dominion Iroquois, Inc. and Dominion Resources Services, Inc. (Exhibit 10.6, Form S-4 filed April 4, 2014, File No. 333-195066).			X

10.8	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.9
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

10.10*
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

10.13*
Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489), as amended September 26, 2014 (Exhibit 10.2, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014).
		X	X	X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

10.14*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 31, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X	X

10.15*
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
10.16*
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

10.18*
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

10.20*
Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).
		X	X	X

10.21*
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
		X	X	X

10.24*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X	X	X

10.25*
Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Program approved January 21, 2016 (Exhibit 10.48, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489).
		X	X	X

10.26*
Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Program approved January 24, 2017 (Exhibit 10.46, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489).
		X	X	X

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

10.27*	2017 Performance Grant Plan under the 2014 Incentive Compensation Plan approved January 24, 2017 (Exhibit 10.3, Form 10-Q for the quarter ended March 31, 2017 filed May 4, 2017, File No. 1-8489).	X	X	X

10.28*
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
10.30*
2019 Performance Grant Plan under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489).
		X	X	X

10.31*
2019 Goal-Based Stock Award Agreement under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489)..
		X	X	X

10.32*
Form of Restricted Stock Award Agreement under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489).
		X	X	X

10.33*	2020 Performance Grant Plan under the 2020 Long-Term Incentive Program approved January 23, 2020 (filed herewith).	X	X	X

10.34*	2020 Goal-Based Stock Award Agreement under the 2020 Long-Term Incentive Program approved January 23, 2020 (filed herewith).	X	X	X

10.35*	Form of Restricted Stock Award Agreement under the 2020 Long-Term Incentive Program approved January 23, 2020 (filed herewith).	X	X	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC (filed herewith).	X	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.e	Certification by Chief Executive Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

31.f	Certification by Chief Financial Officer of Dominion Energy Gas Holdings, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).			X

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
X

99	Dominion Energy, Inc. Earnings Release Kit (furnished herewith).	X

101
The following financial statements from Dominion Energy, Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed on February 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed on February 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed on February 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
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
(Thomas F. Farrell, II, Chairman, President and Chief Executive Officer)

Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2020.

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
(Thomas F. Farrell, II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2020.

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
(Thomas F. Farrell, II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2020.

Signature	Title

/s/ Thomas F. Farrell, II Thomas F. Farrell, II	Chairman of the Board of Directors and Chief Executive Officer

/s/ Carlos M. Brown Carlos M. Brown	Director

/s/ James R. Chapman James R. Chapman	Director, Executive Vice President, Chief Financial Officer and Treasurer

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

