Form 10-Q
period 2020-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO; DOMINION ENERGY GAS HOLDINGS, LLC
filed 2020-05-05
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At April 17, 2020, the latest practicable date for determination, Dominion Energy, Inc. had 839,251,000 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke
Atlantic Coast Pipeline Project	The approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which will be owned by Dominion Energy and Duke to be constructed and operated by DETI
BACT	Best available control technology
bcf	Billion cubic feet
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act, enacted on March 27, 2020
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Contracted Generation	Contracted Generation operating segment
Cooling degree days

Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, or 75 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 75 degrees, as applicable, and the average temperature for that day

Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point LNG Facility	An LNG import/export and storage facility, including the Liquefaction Facility, located on the Chesapeake Bay in Lusby, Maryland
CPCN	Certificate of Public Convenience and Necessity

CWA	Clean Water Act
DCP	The legal entity, Dominion Cove Point, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Cove Point, LLC and its consolidated subsidiaries
DECG	Dominion Energy Carolina Gas Transmission, Inc.
DECGS	Dominion Energy Carolina Gas Services, Inc.
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
DESC

The legal entity, Dominion Energy South Carolina, Inc., one or more of its consolidated entities or operating segment, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated entities

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

Dominion Energy Gas Restructuring	The acquisition of DCP and DMLPHCII from, and the disposition of East Ohio and DGP to, Dominion
Energy by Dominion Energy Gas on November 6, 2019
Dominion Energy Midstream	The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries
Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
DSM	Demand-side management
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes

Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Distribution	Gas Distribution operating segment
Gas Transmission & Storage	Gas Transmission & Storage operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP	The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP
Iroquois	Iroquois Gas Transmission System, L.P.
ISO	Independent system operator
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. 55102 regulating U.S. maritime commerce
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NGL	Natural gas liquid
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Carolina Commission	North Carolina Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWP 12

A nationwide permit from the Army Corp of Engineers authorizing activities required for the construction, maintenance, repair and removal of utility lines, including electric transmission, gas pipelines, water and communications conduit and associated facilities in waters of the U.S.

NYSE	New York Stock Exchange
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Predecessor	Dominion Energy as the predecessor for accounting purposes for the period of Dominion Energy’s ownership of DCP and DMLPHCII until the completion of the Dominion Energy Gas Restructuring
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RCC	Replacement Capital Covenant
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
ROE	Return on equity
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, LLC (formerly known as SCANA Energy Marketing, Inc.), a subsidiary of SCANA through December 2019, and effective December 2019, a subsidiary of Wrangler
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066

Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Surry	Surry nuclear power station
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act, passed by the Virginia General Assembly in March 2020 and enacted on April 11, 2020
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees' Beneficiary Association
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
WECTEC	WECTEC Global Project Services, Inc., a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
White River Hub	White River Hub, LLC
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply, Inc.
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions, except per share amounts)
Operating Revenue(1)	$4,496	$3,858
Operating Expenses
Electric fuel and other energy-related purchases	668	791
Purchased electric capacity	2	39
Purchased gas	427	730
Other operations and maintenance	1,043	1,002
Depreciation, depletion and amortization	673	651
Other taxes	284	292
Impairment of assets and other charges	768	835
Total operating expenses	3,865	4,340
Income (loss) from operations	631	(482)
Other income (expense)	(399)	388
Interest and related charges	490	469
Loss from operations including noncontrolling interests before income tax expense (benefit)	(258)	(563)
Income tax expense (benefit)	(19)	114
Net Loss Including Noncontrolling Interests	(239)	(677)
Noncontrolling Interests	31	3
Net Loss Attributable to Dominion Energy	$(270)	$(680)
Earnings Per Common Share
Net loss attributable to Dominion Energy - Basic	$(0.34)	$(0.86)
Net loss attributable to Dominion Energy - Diluted	(0.34)	(0.86)

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions)
Net loss including noncontrolling interests	$(239)	$(677)
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(266)	(24)
Changes in unrealized net gains on investment securities(2)	9	16
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	22	(31)
Net realized (gains) losses on investment securities(4)	(9)	—
Net pension and other postretirement benefit costs(5)	19	8
Total other comprehensive loss	(225)	(31)
Comprehensive loss including noncontrolling interests	(464)	(708)
Comprehensive income attributable to noncontrolling interests	31	3
Comprehensive loss attributable to Dominion Energy	$(495)	$(711)

(1)	Net of $93 million and $5 million tax for the three months ended March 31, 2020 and 2019, respectively.
(2)	Net of $(4) million and $(6) million tax for the three months ended March 31, 2020 and 2019, respectively.
(3)	Net of $(7) million and $10 million tax for the three months ended March 31, 2020 and 2019, respectively.
(4)	Net of $4 million and $— million tax for the three months ended March 31, 2020 and 2019, respectively.
(5)	Net of $(5) million and $(14) million tax for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,192	$166
Customer receivables (less allowance for doubtful accounts of $20 at both dates)	2,177	2,278
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)	248	367
Inventories	1,677	1,742
Regulatory assets	668	879
Other	574	656
Total current assets	6,536	6,088
Investments
Nuclear decommissioning trust funds	5,313	6,192
Investment in equity method affiliates	1,886	1,646
Other	376	379
Total investments	7,575	8,217
Property, Plant and Equipment
Property, plant and equipment	95,341	97,466
Accumulated depreciation, depletion and amortization	(27,945)	(28,384)
Total property, plant and equipment, net	67,396	69,082
Deferred Charges and Other Assets
Goodwill	8,946	8,946
Regulatory assets	9,564	7,687
Other	4,109	3,803
Total deferred charges and other assets	22,619	20,436
Total assets	$104,126	$103,823

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,919	$3,162
Short-term debt	2,190	911
Accounts payable	842	1,115
Accrued interest, payroll and taxes	1,089	1,323
Regulatory liabilities	641	497
Reserves for SCANA legal proceedings	560	696
Derivative liabilities	793	408
Other(2)	1,414	1,827
Total current liabilities	10,448	9,939
Long-Term Debt
Long-term debt	31,097	30,313
Junior subordinated notes	3,407	3,406
Finance leases	111	105
Total long-term debt	34,615	33,824
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,158	6,277
Regulatory liabilities	10,589	11,001
Derivative liabilities	853	332
Other(2)	8,711	8,417
Total deferred credits and other liabilities	26,311	26,027
Total liabilities	71,374	69,790
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (See Note 16)	2,387	2,387
Common stock – no par(3)	23,902	23,824
Retained earnings	6,455	7,576
Accumulated other comprehensive loss	(2,018)	(1,793)
Total shareholders' equity	30,726	31,994
Noncontrolling interests	2,026	2,039
Total equity	32,752	34,033
Total liabilities and equity	$104,126	$103,823

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 10 for amounts attributable to related parties

(3) 1.8 billion shares authorized; 839 million shares and 838 million shares outstanding at March 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2018			681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income (loss) including noncontrolling interests					(680)		(680)	3	(677)
Issuance of common stock			3	247			247		247
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Dividends ($0.9175 per common share) and distributions					(733)		(733)	(33)	(766)
Other comprehensive loss, net of tax						(31)	(31)		(31)
March 31, 2019	—	$—	802	$20,834	$7,806	$(1,731)	$26,909	$690	$27,599

December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net income (loss) including noncontrolling interests					(270)		(270)	31	(239)
Issuance of stock			1	78			78		78
Preferred stock dividends (See Note 16)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(788)		(788)	(44)	(832)
Other comprehensive loss, net of tax						(225)	(225)		(225)
Other					1		1		1
March 31, 2020	2	$2,387	839	$23,902	$6,455	$(2,018)	$30,726	$2,026	$32,752

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2020	2019
(millions)
Operating Activities
Net loss including noncontrolling interests	$(239)	$(677)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	759	734
Deferred income taxes and investment tax credits	(65)	106
Provision for refunds and rate credits to electric utility customers	—	988
Impairment of assets and other charges	768	835
Net losses (gains) on nuclear decommissioning trust funds and other investments	526	(271)
Revision to future ash pond and landfill closure costs	—	(113)
Other adjustments	4	(11)
Changes in:
Accounts receivable	245	153
Inventories	71	53
Deferred fuel and purchased gas costs, net	162	27
Prepayments	38	89
Accounts payable	(164)	(284)
Accrued interest, payroll and taxes	(234)	(329)
Customer deposits	(13)	(35)
Margin deposit assets and liabilities	46	93
Other operating assets and liabilities	(271)	(187)
Net cash provided by operating activities	1,633	1,171
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,462)	(1,002)
Cash and restricted cash acquired in the SCANA Combination	—	389
Acquisition of solar development projects	(8)	(29)
Proceeds from sales of securities	602	506
Purchases of securities	(631)	(494)
Proceeds from sales of assets and equity method investments	14	154
Contributions to equity method affiliates	(11)	(69)
Acquisitions of equity method investments	(178)	—
Other	33	(7)
Net cash used in investing activities	(1,641)	(552)
Financing Activities
Issuance of short-term debt, net	1,279	1,905
Issuance of short-term notes	500	—
Repayment of credit facility borrowings	—	(113)
Issuance of long-term debt	950	600
Repayment of long-term debt, including redemption premiums	(932)	(2,217)
Issuance of common stock	78	247
Common dividend payments	(788)	(733)
Other	(81)	(72)
Net cash provided by (used in) financing activities	1,006	(383)
Increase in cash, restricted cash and equivalents	998	236
Cash, restricted cash and equivalents at beginning of period	269	391
Cash, restricted cash and equivalents at end of period	$1,267	$627
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	$343	$201
Financing leases	17	11

(1)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(2)	See Note 16 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions)
Operating Revenue(1)	$1,930	$1,965
Operating Expenses
Electric fuel and other energy-related purchases(1)	492	596
Purchased (excess) electric capacity	(9)	33
Other operations and maintenance:
Affiliated suppliers	87	86
Other	331	193
Depreciation and amortization	311	304
Other taxes	87	85
Impairment of assets and other charges	764	546
Total operating expenses	2,063	1,843
Income (loss) from operations	(133)	122
Other income (loss)	(52)	37
Interest and related charges(1)	126	135
Income (loss) before income tax expense	(311)	24
Income tax expense (benefit)	(31)	4
Net Income (Loss)	$(280)	$20

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions)
Net income (loss)	$(280)	$20
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(45)	(7)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(2)	2
Amounts reclassified to net income (loss):
Net realized losses on nuclear decommissioning trust funds(3)	1	—
Total other comprehensive loss	(46)	(5)
Comprehensive income (loss)	$(326)	$15

(1)	Net of $16 million and $2 million tax for the three months ended March 31, 2020 and 2019, respectively.
(2)	Net of $— million and $(1) million tax for the three months ended March 31, 2020 and 2019, respectively.
(3)	Net of $(1) million and $— million tax for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$71	$17
Customer receivables (less allowance for doubtful accounts of $8 and $9)	1,063	1,163
Other receivables (less allowance for doubtful accounts of $2 at both dates)	93	106
Affiliated receivables	3	27
Inventories (average cost method)	868	873
Regulatory assets	295	433
Other(2)	54	57
Total current assets	2,447	2,676
Investments
Nuclear decommissioning trust funds	2,468	2,881
Other	3	3
Total investments	2,471	2,884
Property, Plant and Equipment
Property, plant and equipment	44,446	47,038
Accumulated depreciation and amortization	(13,434)	(14,156)
Total property, plant and equipment, net	31,012	32,882
Deferred Charges and Other Assets
Regulatory assets	3,724	1,863
Other(2)	1,394	1,123
Total deferred charges and other assets	5,118	2,986
Total assets	$41,048	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$5	$4
Short-term debt	135	243
Accounts payable	261	334
Payables to affiliates	339	210
Affiliated current borrowings	—	107
Accrued interest, payroll and taxes	270	253
Asset retirement obligations	78	340
Derivative liabilities(2)	481	243
Other	732	738
Total current liabilities	2,301	2,472
Long-Term Debt
Long-term debt	12,327	12,325
Finance leases	23	16
Total long-term debt	12,350	12,341
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,807	2,962
Asset retirement obligations	3,516	3,241
Regulatory liabilities	4,820	5,074
Other(2)	1,698	1,349
Total deferred credits and other liabilities	12,841	12,626
Total liabilities	27,492	27,439
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	6,780	7,167
Accumulated other comprehensive loss	(75)	(29)
Total common shareholder’s equity	13,556	13,989
Total liabilities and shareholder’s equity	$41,048	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2020 and December 31, 2019.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				20		20
Dividends				(118)		(118)
Other comprehensive income, net of tax					(5)	(5)
March 31, 2019	275	$5,738	$1,113	$6,110	$(17)	$12,944

December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net loss				(280)		(280)
Dividends				(108)		(108)
Other comprehensive loss, net of tax					(46)	(46)
Other				1		1
March 31, 2020	275	$5,738	$1,113	$6,780	$(75)	$13,556

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2020	2019
(millions)
Operating Activities
Net income (loss)	$(280)	$20
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	357	346
Deferred income taxes and investment tax credits	(135)	(49)
Revision to future ash pond and landfill closure costs	—	(113)
Impairment of assets and other charges	764	546
Other adjustments	53	(39)
Changes in:
Accounts receivable	123	62
Affiliated receivables and payables	24	(63)
Inventories	5	(19)
Prepayments	(5)	(2)
Deferred fuel expenses, net	70	24
Accounts payable	99	(33)
Accrued interest, payroll and taxes	13	15
Net realized and unrealized changes related to derivative activities	(12)	14
Asset retirement obligations	14	—
Other operating assets and liabilities	59	(66)
Net cash provided by operating activities	1,149	643
Investing Activities
Plant construction and other property additions	(764)	(563)
Purchases of nuclear fuel	(25)	(11)
Acquisition of solar development projects	(6)	(27)
Proceeds from sales of securities	294	253
Purchases of securities	(310)	(269)
Other	37	(3)
Net cash used in investing activities	(774)	(620)
Financing Activities
Issuance (repayment) of short-term debt, net	(108)	281
Repayment of affiliated current borrowings, net	(106)	(200)
Common dividend payments to parent	(108)	(118)
Other	(1)	(1)
Net cash used in financing activities	(323)	(38)
Increase (decrease) in cash, restricted cash and equivalents	52	(15)
Cash, restricted cash and equivalents at beginning of period	24	38
Cash, restricted cash and equivalents at end of period	$76	$23
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$210	$117
Financing leases	10	5

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions)
Operating Revenue(1)	$556	$566
Operating Expenses
Purchased gas(1)	8	12
Other energy-related purchases	—	1
Other operations and maintenance:
Affiliated suppliers	40	39
Other	125	137
Depreciation and amortization	93	91
Other taxes	42	39
Total operating expenses	308	319
Income from operations	248	247
Earnings from equity method investees	15	13
Other income(1)	49	42
Interest and related charges(1)	58	87
Income from continuing operations	254	215
Income tax expense	52	43
Net Income from continuing operations	202	172
Net Income from discontinued operations	—	54
Net Income including noncontrolling interests	202	226
Noncontrolling interests	33	36
Net Income attributable to Dominion Energy Gas	$169	$190

(1)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
(millions)
Net Income including noncontrolling interests	$202	$226
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(91)	(27)
Amounts reclassified to net income (loss):
Net derivative losses-hedging activities(2)	6	3
Net pension and other postretirement benefit costs(3)	1	1
Total other comprehensive loss	(84)	(23)
Comprehensive income including noncontrolling interests	118	203
Comprehensive income attributable to noncontrolling interests	33	35
Comprehensive income attributable to Dominion Energy Gas	$85	$168

(1)	Net of $32 million and $9 million tax for the three months ended March 31, 2020 and 2019, respectively.
(2)	Net of $(2) million and $— million tax for the three months ended March 31, 2020 and 2019, respectively.
(3)	Net of $(1) million tax for both the three months ended March 31, 2020 and 2019.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$46	$27
Customer receivables (less allowance for doubtful accounts of $2 at both dates)	157	173
Other receivables(2)	33	26
Affiliated receivables	87	362
Affiliated notes receivable	262	—
Inventories	125	122
Gas imbalances(2)	39	52
Other	84	96
Total current assets	833	858
Investments
Affiliated notes receivable	3,437	3,437
Investment in equity method affiliates	312	312
Total investments	3,749	3,749
Property, Plant and Equipment
Property, plant and equipment	15,224	15,166
Accumulated depreciation and amortization	(3,620)	(3,538)
Total property, plant and equipment, net	11,604	11,628
Deferred Charges and Other Assets
Goodwill	1,471	1,471
Other(2)	1,087	1,078
Total deferred charges and other assets	2,558	2,549
Total assets	$18,744	$18,784

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$699	$700
Short-term debt	30	62
Accounts payable	40	59
Payables to affiliates	131	82
Affiliated current borrowings	256	260
Accrued interest, payroll and taxes	143	128
Other(2)	190	161
Total current liabilities	1,489	1,452
Long-Term Debt
Long-term debt	4,817	4,821
Finance leases	5	5
Total long-term debt	4,822	4,826
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,277	1,288
Other	1,078	989
Total deferred credits and other liabilities	2,355	2,277
Total liabilities	8,666	8,555
Commitments and Contingencies (see Note 17)
Equity
Membership interests	8,968	9,031
Accumulated other comprehensive loss	(271)	(187)
Total members' equity	8,697	8,844
Noncontrolling interests	1,381	1,385
Total equity	10,078	10,229
Total liabilities and equity	$18,744	$18,784

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Predecessor Equity	Membership Interests	AOCI	Total Members' Equity	Noncontrolling Interests	Total
(millions)
December 31, 2018	$1,804	$4,566	$(169)	$6,201	$2,664	$8,865
Net income	74	116		190	36	226
Acquisition of public interest in Dominion Energy Midstream	1,181			1,181	(1,221)	(40)
Dividends and distributions	(113)			(113)	(46)	(159)
Other comprehensive loss, net of tax			(22)	(22)	(1)	(23)
Other	(8)			(8)		(8)
March 31, 2019	$2,938	$4,682	$(191)	$7,429	$1,432	$8,861

December 31, 2019	$—	$9,031	$(187)	$8,844	$1,385	$10,229
Net income		169		169	33	202
Dividends and distributions		(232)		(232)	(37)	(269)
Other comprehensive loss, net of tax			(84)	(84)		(84)
March 31, 2020	$—	$8,968	$(271)	$8,697	$1,381	$10,078

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2020	2019
(millions)
Operating Activities
Net income including noncontrolling interest	$202	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	113
Deferred income taxes and investment tax credits	15	21
Other adjustments	(8)	4
Changes in:
Accounts receivable	9	(32)
Affiliated receivables and payables	325	(26)
Inventories	(3)	(20)
Prepayments	14	33
Accounts payable	(11)	(23)
Accrued interest, payroll and taxes	16	(40)
Customer deposits	—	(32)
Pension and other postretirement benefits	(18)	(35)
Other operating assets and liabilities	33	(14)
Net cash provided by operating activities	667	175
Investing Activities
Plant construction and other property additions	(76)	(150)
Advances to affiliates	(262)	—
Other	(4)	(1)
Net cash used in investing activities	(342)	(151)
Financing Activities
Issuance (repayment) of short-term debt, net	(32)	270
Repayment of affiliated current borrowings, net	(5)	(145)
Repayment of long-term debt	—	(300)
Issuance of affiliated long-term debt	—	395
Repayment of credit facility borrowings	—	(73)
Dividends and distributions	(269)	(159)
Other	—	(1)
Net cash used in financing activities	(306)	(13)
Increase in cash, restricted cash and equivalents	19	11
Cash, restricted cash and equivalents at beginning of period	39	198
Cash, restricted cash and equivalents at end of period	$58	$209
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$13	$31
Financing leases	1	2

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Dominion Energy’s operations also include DESC, an equity investment in Atlantic Coast Pipeline and regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. Dominion Energy’s nonregulated operations include merchant generation and retail energy marketing operations. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Energy Gas is a holding company that conducts business activities through FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the eastern and Rocky Mountain regions of the U.S., as well as the Cove Point LNG Facility. In addition, Dominion Energy Gas owns a 50% noncontrolling interest in both Iroquois and White River Hub. See Note 3 for additional information on the Dominion Energy Gas Restructuring.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2020 and their results of operations, changes in equity and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At March 31, 2020, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, Brookfield’s 25% interest in Cove Point (effective December 2019) and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain merchant projects upon the occurrence of certain events, none of which are expected to occur in the next 12 months. Brookfield’s 25% interest in Cove Point (effective December 2019) and the public’s ownership interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy Gas’ Consolidated Financial Statements.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2019 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power and/or Dominion Energy Gas, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2020	March 31, 2019	December 31, 2019	December 31, 2018
(millions)
Dominion Energy
Cash and cash equivalents	$1,192	$422	$166	$268
Restricted cash and equivalents(1)	75	205	103	123
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$1,267	$627	$269	$391
Virginia Power
Cash and cash equivalents	$71	$14	$17	$29
Restricted cash and equivalents(1)	5	9	7	9
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$76	$23	$24	$38
Dominion Energy Gas
Cash and cash equivalents(2)	$46	$147	$27	$108
Restricted cash and equivalents (1)	12	62	12	90
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$58	$209	$39	$198

(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.
(2)	At March 31, 2019 and December 31, 2018, Dominion Energy Gas had $4 million and $9 million of cash and cash equivalents included in current assets of discontinued operations, respectively.

Property, Plant and Equipment

In January 2019, Virginia Power committed to a plan to retire certain automated metering reading infrastructure associated with its electric operations before the end of its estimated useful life and replace such equipment with more current AMI technology. As a result, Virginia Power recorded a charge of $160 million ($119 million after-tax), included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station will be retired after it meets its capacity obligation to PJM in 2021. As a result, Virginia Power recorded a charge of $369 million ($275 million after-tax), primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $754 million ($561 million after-tax), primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the first quarter of 2020, Virginia Power updated depreciation rates for its nuclear plants to reflect lower depreciation rates as a result of the expected approval of license extensions from the NRC. This adjustment resulted in a decrease of $8 million ($6 million after-tax) in depreciation expense in Virginia Power’s Consolidated Statements of Income and a $0.01 increase in Dominion Energy’s EPS, for the three months ended March 31, 2020. This revision is expected to decrease annual depreciation expense by approximately $31 million ($23 million after-tax) and increase Dominion Energy’s EPS by $0.03 for the year ended December 31, 2020.

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

Effective January 2020, expected credit losses are estimated and recorded based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets held at amortized cost as well as expected credit losses on commitments with respect to financial guarantees.

Investments

Debt and Equity Securities with Readily Determinable Fair Value

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

• Debt securities classified as available-for-sale securities include all other debt securities, primarily comprised of securities held in the nuclear decommissioning trusts. These investments are reported at fair value in nuclear decommissioning trust funds in the Consolidated Balance Sheets. Net realized and unrealized gains and losses (including any credit-related impairments) on investments held in Virginia Power’s nuclear decommissioning trusts are deferred to a regulatory asset or liability as applicable for certain jurisdictions subject to cost-based regulation. For all other available-for-sale debt securities, including those held in Dominion Energy’s merchant generation nuclear decommissioning trusts, net realized gains and losses (including any credit-related impairments) are included in other income and unrealized gains and losses are reported as a component of AOCI, after-tax.

In determining realized gains and losses for debt securities, the cost basis of the security is based on the specific identification method.

Equity securities with readily determinable fair values include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans and securities held by Dominion Energy and Virginia Power in the nuclear decommissioning trusts. Dominion Energy and Virginia Power record all equity securities with a readily determinable fair value, or for which they are permitted to estimate fair value using NAV (or its equivalent), at fair value in nuclear decommissioning trust funds and other investments in the Consolidated Balance Sheets. However, Dominion Energy and Virginia Power may elect a measurement alternative for equity securities without a readily determinable fair value. Under the measurement alternative, equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dominion Energy and Virginia Power qualitatively assess equity securities reported using the measurement alternative to determine whether an investment is impaired on an ongoing basis. Net realized and unrealized gains and losses on equity securities held in Virginia Power’s nuclear decommissioning trusts are deferred to a regulatory asset or liability, as applicable, for certain jurisdictions subject to cost-based regulation. For all other equity securities, including those held in Dominion Energy’s merchant generation nuclear decommissioning trusts and rabbi trusts, net realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income.

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

Other-Than-Temporary Impairment

The Companies periodically review their equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in the fair value of any equity method investment is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

Credit Impairment

Effective January 2020, Dominion Energy and Virginia Power periodically review their available-for-sale debt securities to determine whether a decline in fair value should be considered credit related. If a decline in the fair value of any available-for-sale debt security is determined to be credit related, the credit-related impairment is recorded to an allowance included in nuclear decommissioning trust funds in Dominion Energy and Virginia Power’s Consolidated Balance Sheets at the end of the reporting period, with such allowance for credit losses subject to reversal in subsequent evaluations.

Using information obtained from their nuclear decommissioning trust fixed-income investment managers, Dominion Energy and Virginia Power record in earnings, or defer as applicable for certain jurisdictions subject to cost-based regulation, any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, Dominion Energy and Virginia Power record the credit loss in earnings with the remaining non-credit portion of the unrealized loss recorded in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

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

See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the SCANA Combination, including merger approval and conditions, information on assets acquired and liabilities assumed and purchase price allocation. In addition, see Note 17 for a discussion of certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination.

In accordance with the SCANA Merger Approval Order, Dominion Energy incurred certain charges to its Consolidated Statements of Income for the following:

•

In the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period, effective January 2019, As a result, Dominion Energy’s Consolidated Statement of Income for the three months ended March 31, 2019 includes a $756 million after-tax charge.

•

Dominion Energy committed to forgo recovery of $105 million of certain property, plant and equipment associated with the NND Project. As a result, Dominion Energy’s Consolidated Statements of Income for the three months ended March 31, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

•

Dominion Energy committed to forgo recovery of $264 million of certain income tax-related regulatory assets associated with the NND Project.  As a result, Dominion Energy’s Consolidated Statement of Income for the three months ended March 31, 2019 includes a charge of $198 million included in income tax expense.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue was an increase of $914 million and $170 million for the three months ended March 31, 2020 and 2019, respectively, in the Consolidated Statements of Income. The impact of the SCANA Combination on net income attributable to Dominion Energy was an increase of $54 million and a decrease of $1.1 billion for the three months ended March 31, 2020 and 2019, respectively, in the Consolidated Statements of Income.

Dominion Energy incurred merger and integration-related costs of $19 million for the three months ended March 31, 2020, recorded in other operations and maintenance expense in the Consolidated Statements of Income. For the three months ended March 31, 2019, Dominion Energy incurred merger and integration-related costs of which $115 million was recorded in other operations and maintenance expense and $9 million was recorded in interest and related charges in the Consolidated Statements of Income. These costs consist of professional fees, charitable contribution commitments, employee-related expenses, certain financing costs and other miscellaneous costs.

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

Three Months Ended March 31, 2019(1)
(millions, except EPS)
Operating Revenue	$4,887
Net income attributable to Dominion Energy	605
Earnings Per Common Share – Basic	$0.76
Earnings Per Common Share – Diluted	$0.76

(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Dominion Energy Gas Restructuring

The Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control. As a result, Dominion Energy Gas’ basis in DCP and DMLPHCII, which includes the general partner of Dominion Energy Midstream, a controlling 75% interest in Cove Point, DECG, Dominion Energy Questar Pipeline, a 50% noncontrolling interest in White River Hub and a 25.93% noncontrolling interest in Iroquois, is equal to Dominion Energy’s cost basis in the assets and liabilities of such entities since the applicable inception dates of common control. In November 2019, following completion of the Dominion Energy Gas Restructuring, DCP and DMLPHCII are wholly-owned subsidiaries of Dominion Energy Gas and therefore are consolidated by Dominion Energy Gas. The accompanying Consolidated Financial Statements and Notes of Dominion Energy Gas have been retrospectively adjusted to include the historical results and financial position of DCP and DMLPHCII. The 25% interest in Cove Point retained by Dominion Energy, and subsequently sold to Brookfield in December 2019, and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest.

The Dominion Energy Gas Restructuring includes the disposition of East Ohio and DGP by Dominion Energy Gas in November 2019. This restructuring represents a strategic shift in the operations of Dominion Energy Gas as Dominion Energy Gas’ operations consist of LNG import/export and storage and regulated gas transmission and storage operations. As a result, the accompanying Consolidated Financial Statements and Notes of Dominion Energy Gas have been retrospectively adjusted to include the historical results and financial position of East Ohio and DGP as discontinued operations until November 2019, presented within the Corporate and Other segment. As the Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control, Dominion Energy Gas has reflected the disposition as an equity transaction. The following table represents selected information regarding the results of operations of East Ohio, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

Three Months Ended March 31, 2019
(millions)
Operating revenue	$229
Depreciation and amortization	21
Other operating expenses	148
Other income	18
Interest and related charges	10
Income tax expense	14
Net income from discontinued operations	$54

Capital expenditures and significant noncash items relating to East Ohio included the following:

Three Months Ended March 31, 2019
(millions)
Capital expenditures	$65
Significant noncash items
Accrued capital expenditures	6

The following table represents selected information regarding the results of operations of DGP, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

Three Months Ended March 31, 2019
(millions)
Operating revenue	$45
Depreciation and amortization	1
Other operating expenses	44
Net income from discontinued operations	$—

Capital expenditures and significant noncash items of DGP included the following:

Three Months Ended March 31, 2019
(millions)
Capital expenditures	$3

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2020	2019
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,158	$646
Commercial	798	496
Industrial	182	30
Government and other retail	219	200
Wholesale	33	48
Nonregulated electric sales	232	316
Regulated gas sales:
Residential	548	602
Commercial	191	191
Other	28	38
Nonregulated gas sales	83	247
Regulated gas transportation and storage:
FERC-regulated	281	277
State-regulated	232	213
Nonregulated gas transportation and storage	175	174
Other regulated revenues(1)	75	58
Other nonregulated revenues(1)(2)	88	95
Total operating revenue from contracts with customers	4,323	3,631
Other revenues(3)	173	227
Total operating revenue	$4,496	$3,858
Virginia Power
Regulated electric sales:
Residential	$896	$923
Commercial	614	636
Industrial	97	112
Government and other retail	203	204
Wholesale	24	37
Other regulated revenues(2)	62	33
Other nonregulated revenues(1)(2)	13	6
Total operating revenue from contracts with customers	1,909	1,951
Other revenues(2)(3)	21	14
Total operating revenue	$1,930	$1,965
Dominion Energy Gas
Regulated gas sales - wholesale	$2	$2
Nonregulated gas sales(2)	1	2
Regulated gas transportation and storage	344	340
Nonregulated gas transportation and storage	175	174
Management service revenue(2)	31	44
Other regulated revenues(1)(2)	1	3
Other nonregulated revenues(1)(2)	1	—
Total operating revenue from contracts with customers	555	565
Other revenues	1	1
Total operating revenue	$556	$566

1)

Amounts above include sales which are considered to be goods transferred at a point in time. For the three months ended March 31, 2020 and 2019, such amounts included $39 million and $48 million, respectively, at Dominion Energy and $1 million for both the three months ended March 31, 2020 and 2019, at Dominion Energy Gas, consisting of NGL sales. Additionally, amounts above include sales of renewable energy credits. For the three months ended March 31, 2020 and 2019, such sales were $4 million and $3 million, respectively, at Dominion Energy and $3 million and $1 million, respectively, at Virginia Power.

2)	See Notes 10 and 19 for amounts attributable to related parties and affiliates.

3)

Includes alternative revenue. For the three months ended March 31, 2020 and 2019, such amounts included $36 million and $14 million, respectively, at Dominion Energy and $17 million and $8 million, respectively, at Virginia Power.

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

Revenue expected to be recognized on multi-year contracts in place at March 31, 2020	2020	2021	2022	2023	2024	Thereafter	Total
(millions)
Dominion Energy	$1,222	$1,562	$1,474	$1,312	$1,187	$13,089	$19,846
Virginia Power	2	1	—	—	—	—	3
Dominion Energy Gas	1,336	1,714	1,581	1,395	1,242	13,270	20,538

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At March 31, 2020 and December 31, 2019, Dominion Energy’s contract asset balances were $26 million and $28 million, respectively. Dominion Energy Gas’ contract asset balances were $37 million and $40 million at March 31, 2020 and December 31, 2019, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At March 31, 2020 and December 31, 2019, Dominion Energy’s contract liability balances were $86 million and $123 million, respectively. At March 31, 2020 and December 31, 2019, Virginia Power’s contract liability balances were $23 million and $24 million, respectively. At March 31, 2020 and December 31, 2019, Dominion Energy Gas’ contract liability balances were $21 million and $20 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets. The Companies recognize revenue as they fulfill their obligations to provide service to their customers.  During the three months ended March 31, 2020 and 2019, Dominion Energy recognized revenue of $105 million and $85 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2020 and 2019, Virginia Power recognized $24 million and $22 million, respectively, from the beginning contract liability balance. During the three months ended March 31, 2020 and 2019, Dominion Energy Gas recognized $1 million and $25 million from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Three Months Ended March 31,	2020	2019	2020	2019	2020		2019
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%		21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.4	2.2	4.8	4.6	2.9		3.4
Investment tax credits	(4.1)	(1.5)	(6.4)	(3.2)	—		—
Production tax credits	(0.4)	(0.8)	(0.8)	(1.0)	—		—
Reversal of excess deferred income taxes	(9.5)	(5.1)	(8.1)	(5.0)	(0.7)		(0.7)
Write-off of regulatory assets	—	(34.1)	—	—	—		—
AFUDC - equity	(1.6)	(1.4)	(0.7)	—	(0.4)		(0.5)
Other, net	(2.5)	(0.6)	0.3	0.1	(2.4)	(1)	(3.3)	(1)
Effective tax rate	7.3%	(20.3)%	10.1%	16.5%	20.4%		19.9%

(1)	Includes (2.7)% and (3.6) % relating to the absence of tax on noncontrolling interest in 2020 and 2019, respectively.

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of excess deferred income tax amortization in 2020. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act.  The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits and temporarily loosening the business interest limitation to 50% of adjusted taxable income for certain businesses.  While Dominion Energy intends to utilize the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, where applicable, they are not expected to provide a material benefit.

In connection with the SCANA Combination, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project.  Dominion Energy’s 2019 effective tax rate reflects deferred income tax expense of $198 million in satisfaction of this commitment.  Dominion Energy’s 2019 effective tax rate also reflects the changes in consolidated state income taxes resulting from the SCANA Combination.

As of March 31, 2020, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
(millions, except EPS)
Net loss attributable to Dominion Energy	$(270)	$(680)
Preferred stock dividends (see Note 16)	(16)	—
Net loss attributable to Dominion Energy – Basic & Diluted	(286)	(680)
Average shares of common stock outstanding – Basic & Diluted	838.2	793.1
Earnings Per Common Share – Basic & Diluted	$(0.34)	$(0.86)

As a result of a net loss for both the three months ended March 31, 2020 and 2019, the issuance of common stock under potentially-dilutive securities, as discussed in Note 8 to the Consolidated Financial Statements in the Companies’ Annual  Report on Form 10-K for the year ended December 31, 2019, was considered antidilutive and therefore excluded from the calculation of diluted EPS.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended March 31, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(266)	9	—	—	(257)
Amounts reclassified from AOCI: (gains) losses(1)	22	(9)	19	—	32
Net current period other comprehensive income (loss)	(244)	—	19	—	(225)
Ending balance	$(651)	$37	$(1,402)	$(2)	$(2,018)
Three Months Ended March 31, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(24)	16	—	—	(8)
Amounts reclassified from AOCI: (gains) losses(1)	(31)	—	8	—	(23)
Net current period other comprehensive income (loss)	(55)	16	8	—	(31)
Ending balance	$(290)	$18	$(1,457)	$(2)	$(1,731)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(7)	Operating revenue
	3	Purchased gas
Interest rate contracts	27	Interest and related charges
Foreign currency contracts	6	Other income (expense)
Total	29
Tax	(7)	Income tax expense (benefit)
Total, net of tax	$22
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(13)	Other income (expense)
Total	(13)
Tax	4	Income tax expense (benefit)
Total, net of tax	$(9)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(6)	Other income (expense)
Amortization of actuarial losses	30	Other income (expense)
Total	24
Tax	(5)	Income tax expense (benefit)
Total, net of tax	$19
Three Months Ended March 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(54)	Operating revenue
	(3)	Purchased gas
Interest rate contracts	10	Interest and related charges
Foreign currency contracts	6	Other income (expense)
Total	(41)
Tax	10	Income tax expense (benefit)
Total, net of tax	$(31)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income (expense)
Amortization of actuarial losses	27	Other income (expense)
Total	22
Tax	(14)	Income tax expense (benefit)
Total, net of tax	$8

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended March 31, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(45)	(2)	(47)
Amounts reclassified from AOCI: (gains) losses(1)	—	1	1
Net current period other comprehensive income (loss)	(45)	(1)	(46)
Ending balance	$(79)	$4	$(75)
Three Months Ended March 31, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(7)	2	(5)
Amounts reclassified from AOCI: (gains) losses	—	—	—
Net current period other comprehensive income (loss)	(7)	2	(5)
Ending balance	$(20)	$3	$(17)

(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2020
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$2	Other income (loss)
Total	2
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$1

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended March 31, 2020
Beginning balance	$(81)	$(106)	$(187)
Other comprehensive income before reclassifications: gains (losses)	(91)	—	(91)
Amounts reclassified from AOCI: (gains) losses(1)	6	1	7
Net current period other comprehensive income (loss)	(85)	1	(84)
Ending balance	$(166)	$(105)	$(271)
Three Months Ended March 31, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(27)	—	(27)
Amounts reclassified from AOCI: (gains) losses(1)	3	1	4
Net current period other comprehensive income (loss)	(24)	1	(23)
Less other comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)
Ending balance	$(48)	$(143)	$(191)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$2	Interest and related charges
Foreign currency contracts	6	Other income
Total	8
Tax	(2)	Income tax expense
Total, net of tax	$6
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Three Months Ended March 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Net income from discontinued operations
Interest rate contracts	(1)	Interest and related charges
Foreign currency contracts	6	Other income
Total	3
Tax	—	Income tax expense
Total, net of tax	$3
Unrecognized pension costs:
Actuarial losses	$2	Other income
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at March 31, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$48	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	1	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	—
Total assets	$49
Liabilities
Financial forwards:
FTRs	$4	Discounted cash flow	Market price (per MWh)	(3)	(2) - 2	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 2	1
			Price volatility	(4)	45% - 83%	57%
Total liabilities	$6
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2020
Assets
Derivatives:
Commodity	$—	$72	$49	$121
Interest rate	—	29	—	29
Investments(1):
Equity securities:
U.S.	3,313	—	—	3,313
Fixed income:
Corporate debt instruments	—	496	—	496
Government securities	437	739	—	1,176
Cash equivalents and other	18	2	—	20
Total assets	$3,768	$1,338	$49	$5,155
Liabilities
Derivatives:
Commodity	$—	$43	$6	$49
Interest rate	—	1,580	—	1,580
Foreign currency	—	17	—	17
Total liabilities	$—	$1,640	$6	$1,646
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$55	$19	$74
Interest rate	—	11	—	11
Foreign currency	—	8	—	8
Investments(1):
Equity securities:
U.S.	4,195	—	—	4,195
Fixed income:
Corporate debt instruments	—	463	—	463
Government securities	473	719	—	1,192
Cash equivalents and other	19	1	—	20
Total assets	$4,687	$1,257	$19	$5,963
Liabilities
Derivatives:
Commodity	$—	$75	$56	$131
Interest rate	—	606	—	606
Foreign currency	—	3	—	3
Total liabilities	$—	$684	$56	$740
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $277 million and $274 million of assets at March 31, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2020	2019
(millions)
Beginning balance	$(37)	$64
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	(1)
Electric fuel and other energy-related purchases	(22)	(4)
Included in regulatory assets/liabilities	80	7
Settlements	22	(1)
Purchases	—	(10)
Transfers out of Level 3	—	(2)
Ending balance	$43	$53

There are no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the quarters ended March 31, 2020 and 2019.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$48	Discounted cash flow	Market price (per Dth)	(3)	(2) - 2	(1)
FTRs	1	Discounted cash flow	Market price (per MWh)	(3)	(1) - 2	—
Total assets	$49
Liabilities
Financial forwards:
FTRs	$4	Discounted cash flow	Market price (per MWh)	(3)	(2) - 2	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 2	1
			Price volatility	(4)	45% - 83%	57%
Total liabilities	$6

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2020
Assets
Derivatives:
Commodity	$—	$2	$49	$51
Investments(1):
Equity securities:
U.S.	1,506	—	—	1,506
Fixed income:
Corporate debt instruments	—	285	—	285
Government securities	162	357	—	519
Total assets	$1,668	$644	$49	$2,361
Liabilities
Derivatives:
Commodity	$—	$18	$6	$24
Interest rate	—	991	—	991
Total liabilities	$—	$1,009	$6	$1,015
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$3	$19	$22
Interest rate	—	2	—	2
Investments(1):
Equity securities:
U.S.	1,920	—	—	1,920
Fixed income:
Corporate debt instruments	—	256	—	256
Government securities	186	361	—	547
Cash equivalents and other	—	1	—	1
Total assets	$2,106	$623	$19	$2,748
Liabilities
Derivatives:
Commodity	$—	$47	$56	$103
Interest rate	—	363	—	363
Total liabilities	$—	$410	$56	$466

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $157 million and $159 million of assets at March 31, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2020	2019
(millions)
Beginning balance	$(37)	$60
Total realized and unrealized losses:
Included in earnings:
Electric fuel and other energy-related purchases	(22)	(4)
Included in regulatory assets/liabilities	80	8
Settlements	22	(5)
Ending balance	$43	$59

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2020 and 2019.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2020
Liabilities
Interest rate	$—	$190	$—	$190
Foreign currency	—	17	—	17
Total liabilities	$—	$207	$—	$207
At December 31, 2019
Assets
Foreign currency	$—	$8	$—	$8
Total assets	$—	$8	$—	$8
Liabilities
Interest rate	$—	$83	$—	$83
Foreign currency	—	3	—	3
Total liabilities	$—	$86	$—	$86

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

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)	$32,984	$35,685	$32,055	$36,155
Junior subordinated notes(3)	4,407	4,381	4,797	4,953
Virginia Power
Long-term debt(3)	$12,327	$13,998	$12,326	$14,281
Dominion Energy Gas
Long-term debt(4)	$5,516	$5,479	$5,520	$5,738

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments. At March 31, 2020 and December 31, 2019, includes the valuation of certain fair value hedges associated with fixed rate debt of $4 million and $4 million, respectively.

(3)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.
(4)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$55	$3	$—	$52	$35	$21	$—	$14
Exchange	64	16	34	14	37	21	—	16
Interest rate contracts:
Over-the-counter	29	21	—	8	11	3	—	8
Foreign currency contracts:
Over-the-counter	—	—	—	—	8	8	—	—
Total derivatives, subject to a master netting or similar arrangement	$148	$40	$34	$74	$91	$53	$—	$38

(1)	Excludes $2 million and $2 million of derivative assets at March 31, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$27	$3	$1	$23	$105	$21	$—	$84
Exchange	16	16	—	—	21	21	—	—
Interest rate contracts:
Over-the-counter	1,580	21	23	1,536	606	8	35	563
Foreign currency contracts:
Over-the-counter	17	—	—	17	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,640	$40	$24	$1,576	$735	$53	$35	$647

(1)	Excludes $6 million and $5 million of derivative liabilities at March 31, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at March 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	81	36
Basis	268	574
Electricity (MWh):
Fixed price	3,088,875	—
FTRs	18,836,472	—
Liquids (Gal)(2)	39,690,000	—
Interest rate(3)	$2,450,000,000	$5,582,850,761
Foreign currency(3)	€-	€250,000,000

(1)	Includes options.
(2)	Includes NGLs.
(3)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at March 31, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(2)	$(2)	21 months
Electricity	14	14	9 months
NGL	1	1	9 months
Interest rate	(655)	(50)	381 months
Foreign currency	(9)	(1)	75 months
Total	$(651)	$(38)

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

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated in fair value hedges during the three months ended March 31, 2020. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three months ended March 31, 2019.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(millions)
Long-term debt	$(1,154)	$(1,154)	$(4)	$(4)

(1)	Includes $(1.1) billion and $(397) million related to discontinued hedging relationships at March 31, 2020 and December 31, 2019, respectively.
(2)	Includes $(4) million and $3 million of hedging adjustments on discontinued hedging relationships at March 31, 2020 and December 31, 2019, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2020
ASSETS
Current Assets
Commodity	$—	$80	$80
Interest rate	—	11	11
Total current derivative assets(1)	—	91	91
Noncurrent Assets
Commodity	—	41	41
Interest rate	—	18	18
Total noncurrent derivative assets(2)	—	59	59
Total derivative assets	$—	$150	$150
LIABILITIES
Current Liabilities
Commodity	$—	$45	$45
Interest rate	515	232	747
Foreign currency	1	—	1
Total current derivative liabilities	516	277	793
Noncurrent Liabilities
Commodity	—	4	4
Interest rate	722	111	833
Foreign currency	16	—	16
Total noncurrent derivative liabilities	738	115	853
Total derivative liabilities	$1,254	$392	$1,646
December 31, 2019
ASSETS
Current Assets
Commodity	$30	$37	$67
Interest rate	1	—	1
Total current derivative assets(1)	31	37	68
Noncurrent Assets
Commodity	1	6	7
Interest rate	10	—	10
Foreign currency	8	—	8
Total noncurrent derivative assets(2)	19	6	25
Total derivative assets	$50	$43	$93
LIABILITIES
Current Liabilities
Commodity	$6	$77	$83
Interest rate	321	1	322
Foreign currency	3	—	3
Total current derivative liabilities	330	78	408
Noncurrent Liabilities
Commodity	1	47	48
Interest rate	267	17	284
Total noncurrent derivative liabilities	268	64	332
Total derivative liabilities	$598	$142	$740

(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$7
Purchased gas		(3)
Total commodity	$—	$4	$—
Interest rate(3)	(336)	(27)	(563)
Foreign currency(4)	(23)	(6)	—
Total	$(359)	$(29)	$(563)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$54
Purchased gas		3
Total commodity	$66	$57	$—
Interest rate(3)	(84)	(10)	(84)
Foreign currency(4)	(11)	(6)	—
Total	$(29)	$41	$(84)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income (expense).

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$65	$3
Purchased gas	(14)	3
Electric fuel and other energy-related purchases	(65)	(9)
Interest rate(2)	(61)	—
Total	$(75)	$(3)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$48	$1	$—	$47	$19	$18	$—	$1
Interest rate contracts:
Over-the-counter	—	—	—	—	2	—	—	2
Total derivatives, subject to a master netting or similar arrangement	$48	$1	$—	$47	$21	$18	$—	$3

(1)	Excludes $3 million and $3 million of derivative assets at March 31, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$4	$1	$1	$2	$59	$18	$—	$41
Interest rate contracts:
Over-the-counter	991	—	—	991	363	—	—	363
Total derivatives, subject to a master netting or similar arrangement	$995	$1	$1	$993	$422	$18	$—	$404

(1)	Excludes $20 million and $44 million of derivative liabilities at March 31, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	37	14
Basis	160	536
Electricity (MWh):
FTRs	18,836,472	—
Interest rate(2)	$900,000,000	$1,150,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(79)	$(1)	381 months
Total	$(79)	$(1)

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
(millions)
March 31, 2020
ASSETS
Current Assets
Commodity	$—	$14	$14
Total current derivative assets(1)	—	14	14
Noncurrent Assets
Commodity	—	37	37
Total noncurrent derivative assets(2)	—	37	37
Total derivative assets	$—	$51	$51
LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	458	—	458
Total current derivative liabilities	458	23	481
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	533	—	533
Total noncurrent derivatives liabilities(3)	533	1	534
Total derivative liabilities	$991	$24	$1,015
December 31, 2019
ASSETS
Current Assets
Commodity	$—	$20	$20
Total current derivative assets(1)	—	20	20
Noncurrent Assets
Commodity	—	2	2
Interest rate	2	—	2
Total noncurrent derivative assets(2)	2	2	4
Total derivative assets	$2	$22	$24
LIABILITIES
Current Liabilities
Commodity	$—	$58	$58
Interest rate	185	—	185
Total current derivative liabilities	185	58	243
Noncurrent Liabilities
Commodity	—	45	45
Interest rate	178	—	178
Total noncurrent derivatives liabilities(3)	178	45	223
Total derivative liabilities	$363	$103	$466

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(61)	$—	$(565)
Total	$(61)	$—	$(565)
Three Months Ended March 31, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(9)	$—	$(84)
Total	$(9)	$—	$(84)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(65)	$(9)
Total	$(65)	$(9)

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

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Foreign currency contracts:
Over-the-counter	$—	$—	$—	$—	$8	$8	$—	$—
Total derivatives, subject to a master netting or similar arrangement	$—	$—	$—	$—	$8	$8	$—	$—

	March 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$190	$—	$—	$190	$83	$5	$—	$78
Foreign currency contracts:
Over-the-counter	17	—	—	17	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$207	$—	$—	$207	$86	$8	$—	$78

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at March 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Interest rate(1)	$250,000,000	$1,050,000,000
Foreign currency(1)	€-	€250,000,000

(1)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at March 31, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(157)	$(11)	297 months
Foreign currency	(9)	(1)	75 months
Total	$(166)	$(12)

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy Gas’ derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value- Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
March 31, 2020
LIABILITIES
Current Liabilities
Interest rate	$57	$11	$68
Foreign currency	1	—	1
Total current derivative liabilities(2)	58	11	69
Noncurrent Liabilities
Interest rate	119	3	122
Foreign currency	16	—	16
Total noncurrent derivative liabilities(3)	135	3	138
Total derivative liabilities	$193	$14	$207
December 31, 2019
ASSETS
Noncurrent Assets
Foreign currency	$8	$—	$8
Total noncurrent derivative assets(1)	8	—	8
Total derivative assets	$8	$—	$8
LIABILITIES
Current Liabilities
Interest rate	$30	$—	$30
Foreign currency	3	—	3
Total current derivative liabilities(2)	33	—	33
Noncurrent Liabilities
Interest rate	53	—	53
Total noncurrent derivative liabilities(3)	53	—	53
Total derivative liabilities	$86	$—	$86

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2020
Derivative Type and Location of Gains (Losses):
Interest rate(2)	$(100)	$(2)
Foreign currency(3)	(23)	(6)
Total	$(123)	$(8)
Three Months Ended March 31, 2019
Derivative Type and Location of Gains (Losses):
Commodity:
Net income from discontinued operations		$2
Total commodity	$(1)	$2
Interest rate(2)	(24)	1
Foreign currency(3)	(11)	(6)
Total	$(36)	$(3)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended
	March 31,
	2020	2019
(millions)
Derivative type and location of gains (losses):
Interest rate(1)	$(8)	$—
Total	$(8)	$—

(1)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $116 million and $120 million at March 31, 2020 and December 31, 2019, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2020
Equity securities:(1)
U.S.	$1,813	$1,709	$(161)		$—	$3,361
Fixed income securities:(2)
Corporate debt instruments	491	18	—		(13)	496
Government securities	1,084	55	—		(6)	1,133
Common/collective trust funds	118	2	—		(2)	118
Insurance contracts	209	—	—		—	209
Cash equivalents and other(3)	—	—	(4)		—	(4)
Total	$3,715	$1,784	$(165)	(4)	$(21)	$5,313
December 31, 2019
Equity securities:(1)
U.S.	$1,807	$2,451	$(20)		$—	$4,238
Fixed income securities:(2)
Corporate debt instruments	434	29	—		—	463
Government securities	1,108	39	(2)		—	1,145
Common/collective trust funds	115	4	—		—	119
Insurance contracts	214	—	—		—	214
Cash equivalents and other(3)	13	—	—		—	13
Total	$3,691	$2,523	$(22)	(4)	$—	$6,192

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income (expense).

(3)	Includes pending purchases of securities of $12 million and $1 million at March 31, 2020 and December 31, 2019, respectively.
(4)	The fair value of securities in an unrealized loss position was $415 million and $298 million at March 31, 2020 and December 31, 2019, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2020	2019
(millions)
Net gains (losses) recognized during the period	$(898)	$414
Less: Net (gains) losses recognized during the period on securities sold during the period	14	(19)
Unrealized gains (losses) recognized during the period on securities still held at March 31, 2020 and 2019(1)	$(884)	$395

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$178
Due after one year through five years	430
Due after five years through ten years	389
Due after ten years	750
Total	$1,747

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2020	2019
(millions)
Proceeds from sales	$602	$506
Realized gains(1)	66	43
Realized losses(1)	69	23

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2020
Equity securities:(1)
U.S.	$898	$796	$(80)		$—	$1,614
Fixed income securities:(2)
Corporate debt instruments	284	9	—		(8)	285
Government securities	504	18	—		(4)	518
Common/collective trust funds	49	—	—		—	49
Cash equivalents and other(3)	2	—	—		—	2
Total	$1,737	$823	$(80)	(4)	$(12)	$2,468
December 31, 2019
Equity securities:(1)
U.S.	$894	$1,144	$(11)		$—	$2,027
Fixed income securities:(2)
Corporate debt instruments	241	15	—		—	256
Government securities	534	14	(2)		—	546
Common/collective trust funds	51	—	—		—	51
Cash equivalents and other	1	—	—		—	1
Total	$1,721	$1,173	$(13)	(4)	$—	$2,881

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income (expense).

(3)	Includes pending sales of securities of $2 million at March 31, 2020.
(4)	The fair value of securities in an unrealized loss position was $241 million and $185 million at March 31, 2020 and December 31, 2019, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2020	2019
(millions)
Net gains (losses) recognized during the period	$(423)	$186
Less: Net (gains) losses recognized during the period on securities sold during the period	6	(1)
Unrealized gains (losses) recognized during the period on securities still held at March 31, 2020 and 2019(1)	$(417)	$185

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$73
Due after one year through five years	200
Due after five years through ten years	211
Due after ten years	368
Total	$852

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2020	2019
(millions)
Proceeds from sales	$294	$253
Realized gains(1)	31	10
Realized losses(1)	31	9

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of Dominion Energy, Duke and Southern plan to be customers of the pipeline under 20-year contracts.

In March 2020, Dominion Energy completed the acquisition from Southern of its 5% membership interest in Atlantic Coast Pipeline and its 100% ownership interest in Pivotal LNG, Inc., for $184 million in aggregate, subject to certain purchase price adjustments. Pivotal LNG, Inc. includes a 50% noncontrolling interest in JAX LNG, LLC, an LNG supplier in Florida serving the growing marine and truck LNG markets.  Following completion of the acquisition, Dominion Energy owns a 53% noncontrolling membership interest in Atlantic Coast Pipeline with Duke owning the remaining interest.

Atlantic Coast Pipeline continues to be reflected as an equity method investment as the power to direct the activities most significant to Atlantic Coast Pipeline is shared with Duke.  As a result, Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

Dominion Energy recorded contributions of $16 million and $95 million during the three months ended March 31, 2020 and 2019, respectively, to Atlantic Coast Pipeline. At March 31, 2020 and December 31, 2019, Dominion Energy had $5 million and $7 million, respectively, of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under its credit facility. See Note 17 for more information.

The Atlantic Coast Pipeline Project is the subject of challenges in federal courts including, among others, challenges of the Atlantic Coast Pipeline Project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, and the FERC order approving the CPCN. Each of these challenges alleges non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the Atlantic Coast Pipeline Project is permitted to proceed. Since December 2018, notable developments in these challenges include a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit and the same court’s July 2019 vacatur of the biological opinion and incidental take statement (which stay and subsequent vacatur halted most project construction activity), U.S. Court of Appeals for the Fourth Circuit decisions vacating the permits to cross certain federal forests and the air permit for a compressor station at Buckingham, Virginia, the U.S. Court of Appeals for the Fourth Circuit’s remand to Army Corps of Engineers of Atlantic Coast Pipeline’s Huntington District 404 verification and the U.S. Court of Appeals for the Fourth Circuit’s remand to the National Park Service of Atlantic Coast Pipeline’s Blue Ridge Parkway right-of-way. Atlantic Coast Pipeline continues to vigorously defend these challenges and is coordinating with the federal and state authorities to obtain new authorizations. Atlantic Coast Pipeline continues coordinating and working with U.S. Fish and Wildlife Service and other parties in preparation for a reissuance of the biological opinion and incidental take statement. In June 2019, the Solicitor General of the U.S. and Atlantic Coast Pipeline filed petitions requesting that the Supreme Court of the U.S. hear the case regarding the Appalachian Trail crossing. In February 2020, the Supreme Court of the U.S. heard oral arguments in the case and is expected to issue a ruling no later than June 2020. If a favorable ruling is not received, Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies to this issue.

Given the legal challenges described above, the project is expected to enter full in-service in early 2022, with project costs estimated to be approximately $8 billion, excluding financing costs. Atlantic Coast Pipeline has reached agreements in principle with major customers to amend the contracted rate to share in certain delay cost increases, pending certain regulatory approvals. Project construction activities, schedules and costs are also subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in further cost or schedule modifications, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations.

Blue Racer

In the first quarter of 2019, Dominion Energy received $151 million of additional consideration, including applicable interest, in connection with the sale of Dominion Energy’s 50% limited partnership interest in Blue Racer in December 2018, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy Gas

Dominion Energy Gas’ equity earnings totaled $15 million and $13 million for the three months ended March 31, 2020 and 2019, respectively. Dominion Energy Gas received distributions of $15 million for both the three months ended March 31, 2020 and 2019. At both March 31, 2020 and December 31, 2019, the carrying amount of Dominion Energy Gas’ investment of $312 million, exceeded its share of underlying equity in net assets by $146 million. The difference reflects equity method goodwill and is not being amortized.

Atlantic Coast Pipeline

DETI provides services to Atlantic Coast Pipeline which totaled $20 million and $31 million for the three months ended March 31, 2020 and 2019, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $8 million and $7 million at March 31, 2020 and December 31, 2019, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

Note 11. Property, Plant and Equipment

Acquisitions of Solar Projects

There have been no updates to acquisitions of solar projects by Dominion Energy or Virginia Power from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Acquisition of Gathering and Processing Assets

In March 2020, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase existing natural gas gathering systems including pipelines, compressors and dehydration equipment for total consideration of $38 million. These facilities gather natural gas in Colorado, Utah and Wyoming.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2020	December 31, 2019
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$21	$48
Deferred project costs and DSM programs for gas utilities(2)	12	21
Unrecovered gas costs(3)	31	102
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)	119	109
Deferred nuclear refueling outage costs(6)	52	68
NND Project costs(7)	138	138
PJM transmission rates(8)	42	121
Other	253	272
Regulatory assets-current	668	879
Pension and other postretirement benefit costs(9)	1,410	1,431
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)(10)	353	235
PJM transmission rates(8)	154	85
Deferred project costs for gas utilities(2)	560	521
Interest rate hedges(11)	1,319	741
AROs and related funding(12)	324	311
Cost of reacquired debt(13)	257	262
NND Project costs(7)	2,468	2,503
Ash pond and landfill closure costs(14)	2,118	1,016
Other	601	582
Regulatory assets-noncurrent	9,564	7,687
Total regulatory assets	$10,232	$8,566
Regulatory liabilities:
Provision for future cost of removal and AROs(15)	$142	$142
Reserve for refunds and rate credits to electric utility customers(16)	138	143
Cost-of-service impact of 2017 Tax Reform Act(17)	48	4
Income taxes refundable through future rates(18)	138	77
Monetization of guarantee settlement(19)	67	67
Other	108	64
Regulatory liabilities-current	641	497
Income taxes refundable through future rates(18)	5,016	5,088
Provision for future cost of removal and AROs(15)	2,329	2,302
Nuclear decommissioning trust(20)	1,110	1,471
Monetization of guarantee settlement(19)	953	970
Reserve for refunds and rate credits to electric utility customers(16)	622	656
Overrecovered other postretirement benefit costs(21)	197	189
Other	362	325
Regulatory liabilities-noncurrent	10,589	11,001
Total regulatory liabilities	$11,230	$11,498

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(7)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

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

(10)

During the first quarter of 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax) in impairment of assets and other charges to write-off the balance of a regulatory asset for which it is no longer seeking recovery.

(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of March 31, 2020.

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

(13)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 26 years as of March 31, 2020.

(14)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCRs to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for additional information. As a result of the March 2020 planned early retirement of certain facilities, amounts recoverable through riders were reclassified from property, plant and equipment.

(15)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

(17)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

(18)

Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will primarily reverse at the weighted average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.

(19)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.  See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

(20)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(21)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	March 31, 2020	December 31, 2019
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$21	$48
Deferred rate adjustment clause costs(2)(3)	119	109
Deferred nuclear refueling outage costs(4)	52	68
PJM transmission rates(5)	42	121
Other	61	87
Regulatory assets-current	295	433
Deferred rate adjustment clause costs(2)(3)(6)	353	235
PJM transmission rates(5)	154	85
Interest rate hedges(7)	969	404
Ash pond and landfill closure costs(8)	2,118	1,016
Other	130	123
Regulatory assets-noncurrent	3,724	1,863
Total regulatory assets	$4,019	$2,296
Regulatory liabilities:
Provision for future cost of removal(9)	$103	$103
Income taxes refundable through future rates(10)	54	54
Other	24	10
Regulatory liabilities-current(11)	181	167
Income taxes refundable through future rates(10)	2,441	2,438
Nuclear decommissioning trust(12)	1,110	1,471
Provision for future cost of removal(9)	1,078	1,054
Deferred cost of fuel used in electric generation(1)	75	30
Other	116	81
Regulatory liabilities-noncurrent	4,820	5,074
Total regulatory liabilities	$5,001	$5,241

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
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

(6)

During the first quarter of 2019, Virginia Power recorded a charge of $17 million ($13 million after-tax) in impairment of assets and other charges to write-off the balance of a regulatory asset for which it is no longer seeking recovery.

(7)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 26 years as of March 31, 2020.

(8)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for additional information. As a result of the March 2020 planned early retirement of certain facilities, amounts recoverable through riders were reclassified from property, plant and equipment.

(9)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
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

(11)	Current regulatory liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(12)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

	March 31, 2020	December 31, 2019
(millions)
Dominion Energy Gas
Regulatory assets:
Unrecovered gas costs(1)	$4	$2
Other	6	6
Regulatory assets-current(2)	10	8
Interest rate hedges(3)	32	32
Other	8	8
Regulatory assets-noncurrent(4)	40	40
Total regulatory assets	$50	$48
Regulatory liabilities:
Provision for future cost of removal and AROs(5)	$18	$18
Overrecovered gas costs(1)	6	8
Other	14	15
Regulatory liabilities-current(6)	38	41
Income taxes refundable through future rates(7)	556	560
Provision for future cost of removal and AROs(5)	93	95
Overrecovered other postretirement benefit costs(8)	142	133
Other	13	12
Regulatory liabilities-noncurrent(9)	804	800
Total regulatory liabilities	$842	$841

(1)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with FERC.
(2)	Current regulatory assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted average useful life of approximately 22 years.

(4)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(5)

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

(8)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.
(9)	Noncurrent regulatory liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

At March 31, 2020, Dominion Energy, Virginia Power and Dominion Energy Gas’ regulatory assets include $4.8 billion, $3.4 billion and $48 million, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

2017 Tax Reform Act

Other than the items discussed below, which are pending or have been resolved during the period, there have been no changes to the 2017 Tax Reform Act matters discussed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. In March 2020, the Utah Commission issued an order approving Questar Gas’ proposal to refund the January 2019 through February 2020 amortization of excess deferred income taxes over 12 months beginning in June 2020. In April 2020, at the request of the Wyoming Commission, this matter will be considered in conjunction with the base rate case that was filed in November 2019. This matter is pending.

In October 2018, the Ohio Commission issued an order requiring rate-regulated utilities to file an application reflecting the impact of the 2017 Tax Reform Act on current rates by January 1, 2019. In December 2018, East Ohio filed its application proposing an approach to establishing rates and charges by and through which to return tax reform benefits to its customers.  In December 2019, the Ohio Commission issued an order approving customer credits of approximately $600 million that will be shared with customers primarily over the remaining book life of the property to which the excess deferred income taxes relate. In addition, East Ohio will reduce rates approximately $19 million per year to account for the 2017 Tax Reform Act’s impact on its equity return component of rates charged to customers. A tax savings credit, which passes through the reduction in the federal income tax rate under the 2017 Tax Reform Act to customers in accordance with the settlement agreement approved by the Ohio Commission, became effective with the first billing cycle in April 2020.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Virginia Regulation

Virginia 2020 Legislation

In April 2020, the Governor of Virginia signed into law the VCEA, which along with related legislation forms a comprehensive framework affecting Virginia Power’s operations.  The VCEA replaces Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045.  The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and directs Virginia to participate in a carbon trading program. While the legislation affects several portions of Virginia Power’s operations, key provisions of the GTSA remain in effect, including the triennial review structure and timing, the use of the customer credit reinvestment offset and the $50 million cap on revenue reductions in the first triennial review proceeding. Key provisions of the VCEA and related legislation passed include the following:

-

Fossil Fuel Electric Generation:  The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposes a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities, which could result in the reversal of previous retirement costs deemed recovered during the review period ending 2020.   As discussed in Note 2, Virginia Power had recorded charges for early retirement of certain coal- and -oil fired generating units in the first quarters of 2020 and 2019. Virginia Power is currently evaluating the prospective impacts to depreciation rates for fossil fuel units that either must or may be retired before the end of their useful lives as a result of the legislation, excluding gas-fired generating facilities that are currently expected to be required for reliability. Any changes in depreciation rates are not expected to have a material impact to Virginia Power’s results of operations or cash flows based on the existing regulatory framework.

-

Renewable Generation: The legislation provides a detailed renewable energy portfolio standard to achieve 100% zero-carbon generation by the end of 2045, excluding existing nuclear generation and certain new carbon-free resources.  Components include requirements to petition the Virginia Commission for approval to construct or acquire new generating capacity to reach 16.1 GW of installed solar and onshore wind by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation deems 2,700 MW of energy storage, including up to 800 MW for any one project which may include a pumped storage facility, by the end of 2035 to be in the public interest. The legislation also deems the construction or purchase of an offshore wind facility constructed off the Virginia coast with a capacity of up to 5,200 MW before 2035 to be in the public interest and provides certain presumptions facilitating cost recovery. The costs of such a facility constructed by the utility with a capacity between 2,500 and 3,000 MW will be presumed reasonably and prudently incurred if the Virginia Commission finds that the project meets competitive procurement requirements, the projected cost of the facility does not exceed a specified industry benchmark and the utility commences construction by the end of 2023 or has a plan for the facility to be in service by the end of 2027. The Virginia Commission must approve all projects to meet those requirements.

-

Energy Efficiency: The legislation includes an energy efficiency target of 5% energy savings, as measured from a 2019 baseline, through verifiable energy efficiency programs by the end of 2025 with future targets to be set by the Virginia Commission. Virginia Power has the opportunity to offset the lost revenues with margins on program spend if certain targets are achieved and can also seek recovery of the lost revenues associated with energy efficiency programs if such reductions are found to have caused Virginia Power to earn more than 50 basis points below a fair rate of return on its rates for generation and distribution services.

-

Carbon trading program:  The legislation directs Virginia Power to participate in a market-based carbon trading program consistent with RGGI through 2050. All costs of the carbon trading program are recoverable through an environmental rider.

-

Low-income customers:  The legislation includes the establishment of a percentage of income payment program to be administered by the Virginia Department of Housing and Community Development and the Virginia Department of Social Services.  To fund the program, Virginia Power will remit amounts collected from customers under a universal service fee established and set by the Virginia Commission.   As such, this program will not affect Virginia Power’s results of operations, financial position or cash flows.

Virginia Power expects to incur significant costs, including capital expenditures, to comply with the legislative requirements discussed above.  The legislation allows for cost recovery under the existing or modified regulatory framework through rate adjustment clauses, rates for generation and distribution services or Virginia Power’s fuel factor, as approved by the Virginia Commission.  Costs allocated to the North Carolina jurisdiction will be recovered, subject to approval by the North Carolina Commission, in accordance with the existing regulatory framework.

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

In September 2019, Virginia Power filed a revised plan which includes six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) telecommunications infrastructure; (v) cyber security; and (vi) a smart charging electric vehicle infrastructure pilot program (Phase IB). For Phase IB, the total proposed capital investment during 2019 – 2021 was $503 million and the proposed operations and maintenance investment was $78 million. In March 2020, the Virginia Commission issued an order approving $212 million of costs related to a new customer information platform, targeted grid hardening and corridor improvements, an electric vehicle Smart Charging Infrastructure Pilot Program, cyber security, stakeholder engagement and customer education and denied the costs associated with AMI, self-healing grid and certain other grid hardening projects alleging that the Company did not prove the reasonableness and prudency of these costs. In April 2020, Virginia Power filed a petition for reconsideration of the Virginia Commission’s order and requested clarification of certain matters, including the Smart Charging Infrastructure Pilot Program.  Additionally, Virginia Power requested clarification of certain matters relating to an AMI time-of-use rate and the smart charging electric vehicle infrastructure pilot program. Subsequently, in April 2020, the Virginia Commission denied in full Virginia Power’s petition for reconsideration; however, it stated that its March 2020 order contained all necessary approvals for the smart charging electric vehicle infrastructure pilot program.  Virginia Power intends to file a revised plan as early as late 2020 that will address the elements needed for a comprehensive plan, as outlined by the Virginia Commission in its order.

Solar Facility Projects

In July 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct Sadler Solar, which is estimated to cost approximately $146 million, excluding financing costs. Sadler Solar is expected to commence commercial operations, subject to regulatory approvals associated with the project, in the fourth quarter of 2020. Virginia Power also applied for approval of Rider US-4 associated with this project with a proposed $9 million total revenue requirement for the rate year beginning June 1, 2020. In January 2020, the Virginia Commission issued a final order granting the CPCN to construct Sadler Solar, subject to a 20- year performance guarantee of the facility at a 22% solar capacity factor when normalized for force majeure events. In March 2020, the Virginia Commission approved a $7 million total annual revenue requirement.

Virginia Fuel Expenses

In February 2020, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2020 and a projected over-recovery of approximately $81 million for the prior year balance as of June 30, 2020. Virginia Power requested that the new fuel factor rate be implemented on an interim basis two months early, beginning on May 1, 2020. In March 2020, the Virginia Commission approved the interim rates. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of approximately $393 million when applied to projected kilowatt-hour sales for the rate year beginning May 1, 2020. This matter is pending.

Rate Adjustment Clauses

Developments for significant riders associated with various Virginia Power projects are as follows:

,Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider US-3	July 2019	March 2020	June 2020	$28	$18

North Carolina Regulation

North Carolina Base Rate Case

In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $27 million effective November 1, 2019 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2020. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned return of 7.52% based upon a fully-adjusted test period, compared to its authorized 9.90% return, and proposed a 10.75% ROE. In September 2019, Virginia Power revised its filing to reduce the non-fuel base rate increase to $24 million. In January 2020, the North Carolina Commission approved a 9.75% ROE and disallowed certain costs associated with coal ash remediation at Chesterfield power station. In February 2020, the North Carolina Commission issued its final order relating to base rates. In April 2020, Virginia Power filed a petition for reconsideration of the North Carolina Commission’s order as it relates to certain issues. This matter is pending.

Pipeline Integrity and Safety Program

The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. In February 2020, the North Carolina Commission approved PSNC’s request to increase the integrity management annual revenue requirement to $28 million, an increase of $7 million over its previous filing, effective March 2020.

South Carolina Regulation

South Carolina Base Rate Case

Pursuant to the SCANA Merger Approval Order, DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date for new rates earlier than January 2021.  In April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021.

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2020, DESC filed an application with the South Carolina Commission seeking approval to recover $40 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2020, the South Carolina Commission approved the filing.

Cost of Fuel

In February 2020, DESC filed a proposal with the South Carolina Commission to decrease the total fuel cost component of retail electric rates. DESC’s proposed decrease would reduce annual base fuel component recoveries by $44 million and is projected to return to customers the existing over-collected balance while recovering DESC’s current base fuel costs over the 12-month period beginning with the first billing cycle of May 2020. In addition, DESC proposed an increase to its variable environmental and distributed energy resource components. In April 2020, the South Carolina Commission approved the filing.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2020, the Ohio Commission approved East Ohio’s application to adjust the PIR recovery for 2019 costs. The filing reflects gross plant investment for 2019 of $209 million, cumulative gross plant investment of $1.8 billion and an annual revenue requirement of $218 million.

FERC – Gas

Cove Point

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of approximately $182 million. In February 2020, FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund.

In February 2020, Cove Point submitted its annual electric power cost adjustment to FERC requesting approval to recover $28 million. FERC approved the adjustment in March 2020.

Note 14. Leases

There have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy’s Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 include $32 million and $29 million, respectively, of rental revenue included in operating revenue and $23 million of depreciation expense for both periods, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy

At March 31, 2020 and December 31, 2019, Dominion Energy’s securities due within one year included $32 million and $31 million, respectively, and at both March 31, 2020 and December 31, 2019 Dominion Energy’s long-term debt included $267 million of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW under a contract which terminated in May 2019. Virginia Power paid $13 million for electric capacity and $1 million for electric energy to the non-utility generator in the three months ended March 31, 2019.

Dominion Energy Gas

Dominion Energy Gas purchased shared services from DECGS and DEQPS of $4 million and $7 million for the three months ended March 31, 2020 and $4 million and $8 million for the three months ended March 31, 2019. Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to both DECGS and DEQPS of $22 million and $15 million at March 31, 2020 and December 31, 2019, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $93 million and $31 million for the three months ended March 31, 2020, respectively, and $89 million and $28 million for the three months ended March 31, 2019, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $180 million and $102 million at March 31, 2020 and December 31, 2019, respectively, recorded in payables to affiliates. Dominion Energy Gas’ Consolidated Balance Sheets include amounts due to DES of $39 million and $27 million at March 31, 2020 and December 31, 2019, respectively, recorded in payables to affiliates.

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

Dominion Energy

At March 31, 2020, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,071	$86	$3,843

(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility with a maturity date in June 2020 which allows Dominion Energy to issue up to approximately $21 million in letters of credit. At March 31, 2020, Dominion Energy had $21 million in letters of credit outstanding under this agreement.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement.  The agreement bears interest at a variable rate. At March 31, 2020, no amounts were outstanding. In April 2020, Dominion Energy borrowed $225 million under the agreement.  The proceeds were used to provide for general working capital and other general corporate purposes.  The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

DESC’s and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas.  At March 31, 2020, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. In March 2020, FERC granted DESC authority through March 2021 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2020, FERC granted GENCO authority through March 2021 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At March 31, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy borrowed $500 million under a 364-Day Term Loan Credit Agreement that bears interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes.  These borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at March 31,2020. The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In April 2020, Dominion Energy borrowed $625 million under a 364-Day Term Loan Credit Agreement that bears interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2020, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$135	$9

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At March 31, 2020, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2020, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$30	$—

(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Questar Gas and DESC. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At March 31, 2020, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2020, Dominion Energy redeemed the remaining principal outstanding of $111 million and $286 million of its June 2006 hybrids and its September 2006 hybrids, respectively, both which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020. Expenses related to the early redemption of the hybrids were $10 million reflected within interest and related charges in the Consolidated Statements of Income for the three months ended March 31, 2020.

In March 2020, SCANA redeemed its floating rate senior notes at the remaining principal balance of $66 million plus accrued interest. The notes would have otherwise matured in June 2034. Expenses related to the early redemption of the senior notes were $7 million reflected within interest and related charges in the Consolidated Statements of Income for the three months ended March 31, 2020.

In March 2020, SCANA redeemed the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums. The notes would have otherwise matured in May 2021 and February 2022, respectively.  Total expenses related to the early redemption of the medium-term notes were $14 million reflected within interest and related charges in the Consolidated Statements of Income for the three months ended March 31, 2020.

In March 2020, Dominion Energy issued $400 million of 3.30% senior notes and $350 million of 3.60% senior notes that mature in 2025 and 2027, respectively.

In March 2020, PSNC issued, through private placement, $200 million of 4.05% senior notes that mature in 2030.

In April 2020, Dominion Energy issued $1.5 billion of 3.375% senior notes that mature in 2030.

In April 2020, Dominion Energy purchased and canceled $7 million of its 2.579% junior subordinated notes that mature in July 2020.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock (2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)	Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets.

(2)	Dominion Energy recorded dividends of $7 million ($4.375 per share) for the three months ended March 31, 2020.
(3)	Payments of $20 million were made during the first quarter of 2020. The stock purchase contract liability was $192 million and $212 million at March 31, 2020 and December 31, 2019, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $9 million ($11.625 per share) for the three months ended March 31, 2020. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

At-the-Market Program

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. In March 2020, Dominion Energy entered into four separate sales agency agreements to effect sales under a new at-the-market program and pursuant to which it may offer from time to time up to $500 million aggregate amount of its common stock. Dominion Energy has not issued any shares under this new program.

Dividend Restrictions

At March 31, 2020, DESC’s retained earnings are below the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is prohibited from the payment of dividends without regulatory approval until the balance of its retained earnings increases. There have been no significant changes to dividend restrictions affecting the Companies described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In April 2020, the EPA finalized its reconsideration and issued a final rule. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units.  The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. The effective date of the action will be 60 days after publication in the Federal Register.  Dominion Energy and Virginia Power are complying with the applicable requirements of the rule and do not expect any impacts to their operations.

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

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28.0 million ton initial state-wide carbon cap in 2020. The cap is reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 19.6 million tons. The final rule includes a provision for VDEQ to delay implementation of the rule and possible adjustments to the baseline cap pending authorization from the General Assembly and Governor of Virginia. In April 2020, Virginia legislation was enacted authorizing VDEQ to implement the final rule. The Virginia legislation also authorizes Virginia to participate in RGGI or another market-based carbon trading program. The existing regulatory framework in Virginia provides rate recovery mechanisms that are expected to substantially mitigate any such impact.

This legislation is considered related legislation to the VCEA as discussed in Note 13. The VCEA institutes a mandatory renewable portfolio standard, enhances renewable generation and energy storage development, requires the retirement of certain generation facilities, establishes energy efficiency targets, expands net metering and directs Virginia’s participation in a market-based carbon trading program through 2050.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 13 and seven facilities, respectively, that may be subject to the final regulations. Dominion Energy is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to six hydroelectric facilities, including one Virginia Power facility. Dominion Energy anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. Dominion Energy and Virginia Power are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 11 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily in 2020. At both March 31, 2020 and December 31, 2019, Dominion Energy and Virginia Power have $34 million and $16 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $8 million if approved by federal and state agencies. Dominion Energy is associated with 13 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, Dominion Energy and Virginia Power are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 include reserves of $560 million and $696 million, respectively, and insurance receivables of $6 million and $111 million, respectively, included within other receivables. During the three months ended March 31, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $25 million ($25 million after-tax) included within other income (expense). During the three months ended March 31, 2019, Dominion Energy’s Consolidated Statements of Income include charges of $178 million ($133 million after-tax) included within impairment of assets and other charges.

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

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC, which was denied. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provides that Dominion Energy and Santee Cooper will establish a fund for the benefit of class members in the amount of $520 million, of which Dominion Energy’s portion is $320 million of shares of Dominion Energy common stock. Also in March 2020, the court granted preliminary approval for the settlement agreement. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case is pending.

SCANA Shareholder Litigation

In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants (collectively the SCANA Securities Class Action). In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs allege, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act. In June 2018, the defendants filed motions to dismiss. In March 2019, the U.S. District Court for the District of South Carolina granted in part and denied in part the defendants’ motions to dismiss. In December 2019, the parties executed a settlement agreement pursuant to which SCANA will pay $192.5 million, up to $32.5 million of which can be satisfied through the issuance of shares of Dominion Energy common stock, subject to approval by the U.S. District Court for the District of South Carolina. In February 2020, the U.S. District Court for the District of South Carolina granted preliminary approval of the settlement agreement, pending a fairness hearing. In March 2020, SCANA funded an escrow account with $160 million in cash and the balance of the settlement will be paid upon final approval of the settlement by the court.

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. This case is pending.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. This case is pending.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. This case is pending.

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

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. The Staff of the SEC’s Division of Enforcement has not yet presented the proposed settlement to the SEC. The agreement in principle would, among other things, require SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount will be deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. The proposed settlement is contingent on the review and approval of final documentation by SCANA, DESC and the Staff of the SEC’s Division of Enforcement and is subject to approval by the SEC and the U.S. District Court for the District of South Carolina. This matter is pending.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC.  Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office.  The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. These matters are pending.

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

Nuclear Operations

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Dominion Energy and Virginia Power entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred after 2013. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. This matter is pending.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. In March 2020, Dominion Energy acquired Southern’s 5% membership interest in Atlantic Coast Pipeline. As a result, Dominion Energy’s maximum potential loss exposure under the terms of the guarantee has increased from 48% to 53% of the outstanding borrowings under the revolving credit facility, an equal percentage to Dominion Energy’s ownership in Atlantic Coast Pipeline. As of March 31, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility and borrowed an additional $32 million in the second quarter of 2020. Dominion Energy’s Consolidated Balance Sheets include a liability of $60 million and $14 million associated with this guarantee agreement at March 31, 2020 and December 31, 2019, respectively. The liability as of March 31, 2020 includes a $48 million adjustment reflected within equity as a cumulative-effect of changes in accounting principles for current expected credit loss associated with this guarantee agreement.

In addition, at March 31, 2020, Dominion Energy had issued an additional $27 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At March 31, 2020, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,226
Nuclear obligations(2)	204
Cove Point(3)	1,900
Solar(4)	434
Other(5)	448
Total(6)	$5,212

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

(6)

Excludes Dominion Energy's guarantees for the new corporate office properties discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Additionally, at March 31, 2020, Dominion Energy had purchased $164 million of surety bonds, including $79 million at Virginia Power and $27 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $86 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $172 million. Of this amount, investment grade counterparties, including those internally rated, represented 95%. No single counterparty, whether investment grade or non-investment grade, exceeded $55 million of exposure. At March 31, 2020, Virginia Power’s exposure related to wholesale customers totaled $65 million. Of this amount, investment grade counterparties, including those internally rated, represented 100%. No single counterparty, whether investment grade or non-investment grade, exceeded $55 million of exposure. At March 31, 2020, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled $45 million. Of this amount, investment grade counterparties, including those internally rated, represented 92%. No single counterparty, whether investment grade or non-investment grade, exceeded $12 million of exposure.

For the three months ended March 31, 2020 and 2019, the Export Customers comprised approximately 33% and 32%, respectively, of Dominion Energy Gas’ total operating revenue, with Dominion Energy Gas’ largest customer representing approximately 17% of such amount during both periods.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2020 and December 31, 2019, Dominion Energy would have been required to post $14 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $4 million of collateral at March 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash and had posted no collateral at December 31, 2019. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $18 million and $10 million at March 31, 2020 and December 31, 2019, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2020 and December 31, 2019, Virginia Power would have been required to post an additional $2 million and $8 million, respectively, of collateral to its counterparties.

Credit-related contingent provisions for Dominion Energy Gas were not material as of March 31, 2020 and December 31, 2019. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $2 million and $20 million, respectively. At December 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $53 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. At March 31, 2020 and December 31, 2019, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $810 million and $782 million, respectively.  At March 31, 2020 and December 31, 2019, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $303 million and $287 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended March 31,
	2020	2019
(millions)
Commodity purchases from affiliates	$211	$272
Services provided by affiliates(1)	121	119
Services provided to affiliates	5	6

(1)	Includes capitalized expenditures of $34 million and $33 million for the three months ended March 31, 2020 and 2019, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were no short-term demand note borrowings from Dominion Energy as of March 31, 2020 and $107 million in short-term demand note borrowings from Dominion Energy as of December 31, 2019. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2020 and December 31, 2019. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three months ended March 31, 2020 and 2019.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2020 and 2019.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of March 31, 2020 and December 31, 2019, Dominion Energy Gas did not have any commodity derivative assets or liabilities with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline. See Note 3 for information regarding the Dominion Energy Gas Restructuring, an affiliated transaction.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. At March 31, 2020 and December 31, 2019, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $331 million and $326 million, respectively. At March 31, 2020 and December 31, 2019, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $19 million and $17 million, respectively.

DES, DECGS, DEQPS and other affiliates provide accounting, legal, finance, marketing and certain administrative and technical services to Dominion Energy Gas. Dominion Energy Gas provides certain services to related parties, including technical services.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS and DEQPS to Dominion Energy Gas on the basis of direct and allocated methods in accordance with Dominion Energy Gas’ services agreements with DES, DECGS and DEQPS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS and DEQPS resources that are attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS and DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Presented below are Dominion Energy Gas’ significant transactions with DES, DECGS, DEQPS and other affiliates and related parties:

	Three Months Ended March 31,
	2020	2019
(millions)
Sales of natural gas and transportation and storage services	$64	$67
Purchases of natural gas and transportation storage services	3	—
Services provided by related parties(1)	43	45
Services provided to related parties(2)	32	45

(1)	Includes capitalized expenditures of $3 million and $6 million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	March 31, 2020	December 31, 2019
(millions)
Other receivables(1)	$8	$7
Imbalances receivable from affiliates	—	8
Imbalances payable to affiliates(2)	2	1
Other deferred charges and other assets	11	12

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

Affiliated receivables at March 31, 2020 and December 31, 2019 included $21 million and $22 million, respectively, of accrued unbilled revenue.  This revenue is based on estimated amounts of services provided but not yet billed to various affiliates.

Dominion Energy Gas’ affiliated borrowings and investments are discussed in Note 25 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy Gas had $262 million in affiliated notes receivable under the Dominion Energy money pool as of March 31, 2020 and no outstanding receivables as of December 31, 2019. Interest income related to the affiliated notes receivable was immaterial for the three months ended March 31, 2020.

Interest income on affiliated notes receivable from East Ohio and DGP for borrowings under intercompany revolving credit agreements with Dominion Energy Gas was $5 million for the three months ended March 31, 2019.

Interest income earned on DMLPHCII’s promissory note to Dominion Energy was immaterial for the three months ended March 31, 2020 and 2019.

Interest income related to Dominion Energy’s promissory note borrowings with Cove Point was $27 million for the three months ended March 31, 2019.

At March 31, 2020 and December 31, 2019, Dominion Energy Gas’ affiliated notes receivable from Dominion Energy totaled $1.8 billion. Interest income on these promissory notes was $11 million for the three months ended March 31, 2020.

At March 31, 2020 and December 31, 2019, Dominion Energy Gas’ affiliated notes receivable from East Ohio totaled $1.7 billion. Interest income on these promissory notes were $18 million for the three months ended March 31, 2020.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy totaled $256 million and $251 million as of March 31, 2020 and December 31, 2019. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were less than $1 million for the three months ended March 31, 2020 and 2019.

Interest charges related to DCP’s total borrowings from Dominion Energy under an intercompany revolving credit agreement totaled $29 million for the three months ended March 31, 2019.

DCP had borrowings of $9 million with DES as of December 31, 2019. Interest related to DCP’s total borrowings from DES totaled less than $1 million for the three months ended March 31, 2020 and 2019.

In the first quarter of 2019, Dominion Energy Midstream borrowed $395 million from Dominion Energy under a $400 million promissory note with Dominion Energy that was scheduled to mature in 2022. Interest charges of $2 million were incurred for the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, Dominion Energy Gas, including entities acquired in the Dominion Energy Gas Restructuring, distributed $37 million and $46 million to Dominion Energy, respectively.

Note 20. Employee Benefit Plans

Dominion Energy

The components of Dominion Energy’s provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended March 31,
Service cost	$43	$40	$7	$7
Interest cost	91	101	15	17
Expected return on plan assets	(193)	(177)	(39)	(33)
Amortization of prior service credit	—	—	(12)	(13)
Amortization of net actuarial loss	49	39	1	4
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$(10)	$5	$(28)	$(18)

Employer Contributions

During the three months ended March 31, 2020, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy does not expect to make contributions to its defined benefit pension plans and expects to contribute $12 million to other postretirement benefit plans through VEBAs, respectively, during the remainder of 2020.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. See Note 19 for more information.

The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended March 31,
Service cost	$1	$4	$1	$1
Interest cost	3	8	1	3
Expected return on plan assets	(14)	(39)	(5)	(7)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	2	5	—	1
Net periodic benefit credit	$(8)	$(22)	$(4)	$(3)

Employer Contributions

During the three months ended March 31, 2020, Dominion Energy Gas made no contributions to its qualified defined benefit pension plan or other postretirement benefit plans. Dominion Energy Gas does not expect to make contributions to its qualified defined benefit pension plan and expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2020.

Note 21. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power	Dominion Energy Gas
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Gas Transmission & Storage	Regulated gas transmission and storage(2)	X		X
	LNG terminalling and storage	X		X
	Nonregulated retail energy marketing	X
Gas Distribution	Regulated gas distribution and storage(3)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Generation	Merchant electric generation fleet	X

(1)	Includes Virginia Power’s nonjurisdictional generation operations.
(2)	Includes gathering and processing activities.
(3)	Includes Wexpro’s gas development and production operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. As discussed in Note 1 in the Companies’ Annual Report on Form 10-K, in December 2019, Dominion Energy realigned its segments which resulted in the formation of five primary operating segments. The information for the three months ended March 31, 2019 presented herein has been recast to reflect the current segment presentation.

In the three months ended March 31, 2020, Dominion Energy reported after-tax net expenses of $1.2 billion for specific items in the Corporate and Other segment, with $1.0 billion of net expenses attributable to its operating segments. In the three months ended March 31, 2019, Dominion Energy reported after-tax net expenses of $1.6 billion for specific items in the Corporate and Other segment, with $1.3 billion of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $754 million ($566 million after-tax) charge primarily related to the early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;

•	A $538 million ($410 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Generation ($364 million after-tax) and;
•	Dominion Energy Virginia ($46 million after-tax).

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

•	$178 million ($133 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;

•	A $160 million ($119 million after-tax) charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure, attributable to Dominion Energy Virginia;

•	$106 million ($81 million after-tax) of merger and integration-related costs associated with the SCANA Combination, attributable to Dominion Energy South Carolina;

•

A $105 million ($79 million after-tax) charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forego recovery, attributable to Dominion Energy South Carolina;

•	A $253 million ($197 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Generation ($175 million after-tax) and;
•	Dominion Energy Virginia ($22 million after-tax).

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Transmission & Storage	Gas Distribution	Dominion Energy South Carolina	Contracted Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2020
Total revenue from external customers	$1,938	$644	$887	$713	$286	$28	$—	$4,496
Intersegment revenue	(3)	57	3	1	4	279	(341)	—
Total operating revenue	1,935	701	890	714	290	307	(341)	4,496
Net income (loss) attributable to Dominion Energy	429	221	225	94	59	(1,298)	-	(270)
Three Months Ended March 31, 2019
Total revenue from external customers	$2,001	$984	$917	$689	$352	$(1,052)	$(33)	$3,858
Intersegment revenue	(4)	54	4	—	3	277	(334)	—
Total operating revenue	1,997	1,038	921	689	355	(775)	(367)	3,858
Net income (loss) attributable to Dominion Energy	361	222	205	71	102	(1,641)	-	(680)

Intersegment sales and transfers for Dominion Energy are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

Virginia Power

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources. As discussed in Note 1 in the Companies’ Annual Report on Form 10-K, in December 2019, Virginia Power realigned its segments which resulted in the formation of one primary operating segment. The information for the three months ended March 31, 2019 presented herein has been recast to reflect the current segment presentation.

In the three months ended March 31, 2020, Virginia Power reported after-tax net expenses of $700 million for specific items in the Corporate and Other segment with $634 million of the net expenses attributable to its operating segment. In the three months ended March 31, 2019 Virginia Power reported after-tax expense of $344 million for specific items in the Corporate and Other segment, with $324 million of net expenses attributable to its operating segment.

The net expenses for specific items in 2020 primarily related to the impact of the following items:

•	A $754 million ($561 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities;
•	A $62 million ($46 million after-tax) loss related to investments in nuclear decommissioning trust funds.

The net expenses for specific items in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities;

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure; and

•	A $29 million ($22 million after-tax) charge related to a portion of rate adjustment clauses for excess deferred taxes which are probable of being returned to customers, partially offset by

•	A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2020
Operating revenue	$1,930	$—	$1,930
Net income (loss)	427	(707)	(280)
Three Months Ended March 31, 2019
Operating revenue	$1,994	$(29)	$1,965
Net income (loss)	358	(338)	20

Dominion Energy Gas

The Corporate and Other Segment of Dominion Energy Gas primarily includes specific items attributable to Dominion Energy Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy’s basis in the net assets contributed. In addition, Corporate and Other includes the net impact of discontinued operations, which are discussed in Note 3.  As discussed in Note 1 in the Companies’ Annual Report on Form 10-K, in December 2019, Dominion Energy Gas realigned its segments which resulted in the formation of one primary operating segment. The information for the three months ended March 31, 2019 presented herein has been recast to reflect the current segment presentation.

In both the three months ended March 31, 2020 and 2019, Dominion Energy Gas reported an immaterial amount of specific items in the Corporate and Other segment.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Transmission & Storage	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2020
Operating revenue	$556	$—	$556
Net income (loss) attributable to Dominion Energy Gas	174	(5)	169
Three Months Ended March 31, 2019
Operating revenue	$566	$—	$566
Net income from discontinued operations	—	54	54
Net income (loss) attributable to Dominion Energy Gas	138	52	190

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

•

The impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. Risk Factors in this report.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2020, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2020	2019	$ Change
(millions, except EPS)
First Quarter
Net loss attributable to Dominion Energy	$(270)	$(680)	$410
Diluted EPS	(0.34)	(0.86)	0.52

Overview

First Quarter 2020 vs. 2019

Net loss attributable to Dominion Energy decreased 60%, primarily due to the absence of charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project and for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, a decrease in charges associated with litigation acquired in the SCANA Combination and the absence of charges for the planned early retirement of certain Virginia Power automated meter reading infrastructure. These decreases were partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds and an increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2020	2019	$ Change
(millions)
Operating revenue	$4,496	$3,858	$638
Electric fuel and other energy-related purchases	668	791	(123)
Purchased electric capacity	2	39	(37)
Purchased gas	427	730	(303)
Net revenue	3,399	2,298	1,101
Other operations and maintenance	1,043	1,002	41
Depreciation, depletion and amortization	673	651	22
Other taxes	284	292	(8)
Impairment of assets and other charges	768	835	(67)
Other income (expense)	(399)	388	(787)
Interest and related charges	490	469	21
Income tax expense (benefit)	(19)	114	(133)
Noncontrolling interests	31	3	28

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2020 vs. 2019

Net revenue increased 48%, primarily reflecting:

•	The absence of a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;
•	A $128 million increase from Virginia Power rate adjustment clauses;
•

A $32 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($30 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($11 million); and

•	A $25 million net unrealized gain on freestanding commodity derivatives.

These increases were partially offset by:

•	A $46 million decrease from the contribution of SEMI to Wrangler;
•	A $41 million decrease due to unfavorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements; and
•	A $23 million net decrease in sales to electric retail customers from a net decrease in heating degree days.

Other operations and maintenance increased 4%, primarily reflecting:

•	The absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million); and
•	A $39 million increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income; partially offset by
•	A decrease in merger and integration-related costs associated with the SCANA Combination ($96 million); and
•	An $18 million decrease in salaries, wages and benefits.

Impairment of assets and other charges decreased 8%, primarily due to the absence of charges associated with litigation acquired in the SCANA Combination ($178 million), the absence of a charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure ($160 million) and a decrease in charges for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($103 million), partially offset by an increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia ($382 million).

Other income (expense) decreased $787 million, primarily reflecting net investment losses in 2020 compared to net investment gains in 2019 on nuclear decommissioning trust funds ($792 million) and charges associated with litigation acquired in the SCANA Combination ($25 million).

Interest and related charges increased 4%, primarily related to increases for unrealized losses associated with freestanding derivatives ($58 million) and charges associated with the early redemption of certain securities in the first quarter of 2020 ($25 million), partially offset by lower interest expense from early redemptions of certain securities in 2019 ($57 million).

Income tax expense (benefit) decreased $133 million, primarily due to the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million), partially offset by a lower pre-tax loss ($60 million).

Noncontrolling interests increased $28 million, primarily due to the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. In December 2019, Dominion Energy realigned its segments which resulted in the formation of five primary operating segments. The historical information presented herein has been recast to reflect the current segment presentation. Presented below is a summary of contributions by Dominion Energy’s operating segments to net loss attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2020	2019	$ Change	2020	2019	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$429	$361	$68	$0.51	$0.45	$0.06
Gas Transmission & Storage	221	222	(1)	0.26	0.28	(0.02)
Gas Distribution	225	205	20	0.27	0.26	0.01
Dominion Energy South Carolina	94	71	23	0.11	0.09	0.02
Contracted Generation	59	102	(43)	0.07	0.13	(0.06)
Corporate and Other	(1,298)	(1,641)	343	(1.56)	(2.07)	0.51
Consolidated	$(270)	$(680)	$410	$(0.34)	$(0.86)	$0.52

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2020	2019	% Change
Electricity delivered (million MWh)	20.8	21.8	(5)%
Electricity supplied (million MWh):
Utility	22.4	21.9	2
Degree days (electric distribution and utility service area):
Cooling	14	5	180
Heating	1,518	1,892	(20)
Average electric distribution customer accounts (thousands)	2,647	2,617	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2020 vs. 2019 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(26)	$(0.03)
Other	4	—
Rate adjustment clause equity return	23	0.03
Electric capacity	24	0.03
Depreciation and amortization	12	0.02
Renewable energy investment tax credits	29	0.04
Other	2	—
Share dilution	—	(0.03)
Change in net income contribution	$68	$0.06

Gas Transmission & Storage

Presented below are selected operating statistics related to Gas Transmission & Storage’s operations:

	First Quarter
	2020	2019	% Change
Average retail energy marketing customer accounts(1) (thousands)	398	799	(50)%

(1)	Excludes accounts held by equity method investees.

Presented below, on an after-tax basis, are the key factors impacting Gas Transmission & Storage’s net income contribution:

	First Quarter 2020 vs. 2019 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Noncontrolling interest	$(20)	$(0.02)
Contribution to Wrangler	(17)	(0.02)
Atlantic Coast Pipeline equity earnings	8	0.01
Interest expense, net	26	0.03
Other	2	—
Share dilution	—	(0.02)
Change in net income contribution	$(1)	$(0.02)

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	First Quarter
	2020	2019	% Change
Gas distribution throughput (bcf):
Sales	80	88	(9%)
Transportation	250	240	4
Heating degree days (gas distribution service area):
North Carolina	1,334	1,656	(19)
Ohio and West Virginia	2,442	2,915	(16)
Utah, Wyoming and Idaho	2,332	2,570	(9)
Average gas distribution customer accounts (thousands):
Sales	1,891	1,853	2
Transportation	1,115	1,111	—

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	First Quarter 2020 vs. 2019 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(5)	$—
Other	11	0.01
Rate adjustment clause equity return	2	—
Interest expense, net	6	0.01
Other	6	0.01
Share dilution	—	(0.02)
Change in net income contribution	$20	$0.01

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2020	2019	% Change
Electricity delivered (million MWh)	5.1	5.1	—%
Electricity supplied (million MWh)	5.3	5.2	2
Degree days (electric distribution service areas):
Cooling	5	—	100
Heating	578	660	(12)
Average electric distribution customer accounts (thousands)	746	734	2
Gas distribution throughput (bcf):
Sales	19	18	6
Average gas distribution customer accounts (thousands)	394	382	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2020 vs. 2019 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$9	$0.01
Other	5	—
Regulated gas sales	4	—
Interest expense, net	8	0.01
Other	(3)	—
Share dilution	—	—
Change in net income contribution	$23	$0.02

Contracted Generation

Presented below are selected operating statistics related to Contracted Generation’s operations:

	First Quarter
	2020	2019	% Change
Electricity supplied (million MWh)	5.3	5.2	2%

Presented below, on an after-tax basis, are the key factors impacting Contracted Generation’s net income contribution:

	First Quarter 2020 vs. 2019 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$(44)	$(0.06)
Interest expense, net	4	—
Other	(3)	—
Share dilution	—	—
Change in net income contribution	$(43)	$(0.06)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2020	2019	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(1,031)	$(1,335)	$304
Specific items attributable to Corporate and Other segment	(170)	(218)	48
Total specific items	(1,201)	(1,553)	352
Other corporate operations(1)	(97)	(88)	(9)
Total net income (expense)	$(1,298)	$(1,641)	$343
EPS impact	$(1.56)	$(2.07)	$0.51

(1)	Primarily consists of net interest expense.

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2020	2019	$ Change
(millions)
Net income (loss)	$(280)	$20	$(300)

Overview

First Quarter 2020 vs. 2019

Net income decreased $300 million, primarily due to an increase in charges related to the planned early retirements of certain electric generation facilities. This decrease was partially offset by the absence of a charge related to the planned early retirement of certain automated meter reading infrastructure.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2020	2019	$ Change
(millions)
Operating revenue	$1,930	$1,965	$(35)
Electric fuel and other energy-related purchases	492	596	(104)
Purchased (excess) electric capacity	(9)	33	(42)
Net revenue	1,447	1,336	111
Other operations and maintenance	418	279	139
Depreciation and amortization	311	304	7
Other taxes	87	85	2
Impairment of assets and other charges	764	546	218
Other income (expense)	(52)	37	(89)
Interest and related charges	126	135	(9)
Income tax expense (benefit)	(31)	4	(35)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2020 vs. 2019

Net revenue increased 8%, primarily reflecting:

•	A $128 million increase from rate adjustment clauses; and
•

A $32 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019; ($30 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($11 million); partially offset by

•	A $35 million decrease in sales to retail customers, primarily due to a decrease in heating degree days.

Other operations and maintenance increased 50%, primarily reflecting the absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million) and a $39 million increase in certain expenses, which are primarily recovered through state and FERC rates and do not impact net income.

Depreciation and amortization increased 2%, primarily due to various projects being placed into service ($14 million), partially offset by an $8 million decrease reflecting the expected approval of the nuclear plant life extensions from the NRC.

Impairment of assets and other charges increased 40%, primarily due to an increase in charges associated with the planned early retirements of certain electric generation facilities ($382 million), partially offset by the absence of a charge related to the planned early retirement of certain automated meter reading infrastructure ($160 million).

Other income (expense) decreased $89 million, primarily reflecting net investment losses in 2020 compared to net investment gains in 2019 on nuclear decommissioning trust funds.

Income tax expense (benefit) decreased $35 million, primarily due to lower pre-tax income.

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	First Quarter
	2020	2019	$ Change
(millions)
Net income attributable to Dominion Energy Gas	$169	$190	$(21)

Overview

First Quarter 2020 vs. 2019

Net income attributable to Dominion Energy Gas decreased 11%, primarily due to the absence of net income from discontinued operations related to the Dominion Energy Gas Restructuring, partially offset by a decrease in interest and related charges from lower outstanding debt balances.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	First Quarter
	2020	2019	$ Change
(millions)
Operating revenue	$556	$566	$(10)
Purchased gas	8	12	(4)
Other energy-related purchases	—	1	(1)
Net revenue	548	553	(5)
Other operations and maintenance	165	176	(11)
Depreciation and amortization	93	91	2
Other taxes	42	39	3
Earnings from equity method investees	15	13	2
Other income	49	42	7
Interest and related charges	58	87	(29)
Income tax expense	52	43	9
Net income from discontinued operations	—	54	(54)
Noncontrolling interests	33	36	(3)

An analysis of Dominion Energy Gas’ results of operations follows:

First Quarter 2020 vs. 2019

Net revenue decreased 1%, primarily reflecting:

•	An $11 million decrease in services performed for Atlantic Coast Pipeline; partially offset by
•	A $3 million increase due to DETI contract changes.

Other operations and maintenance decreased 6% primarily due to a decrease in services performed for Atlantic Coast Pipeline. These expenses are billed to Atlantic Coast Pipeline and do not significantly impact net income.

Other income increased 17%, primarily due to a $3 million increase in non-service components of pension and other postretirement employee benefit credits and a $2 million net increase in interest income from affiliated promissory note receivables.

Interest and related charges decreased 33%, primarily due to the absence of interest expense from Cove Point’s term loan borrowings ($36 million), partially offset by interest expense on Dominion Energy Gas’ November 2019 senior note issuance ($7 million).

Income tax expense increased 21%, primarily due to higher pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2020, Dominion Energy had $3.8 billion of unused capacity under its joint revolving credit facility. In addition, Dominion Energy had $900 million available under a 364-Day Revolving Credit Agreement entered into March 2020.

As part of its strategic response to COVID-19, Dominion Energy undertook certain measures in March and April 2020 to buttress its liquidity position. This includes entering the $900 million 364-Day Revolving Credit Agreement, which has the potential for an additional $300 million of capacity upon certain events, and under which Dominion Energy has borrowed $225 million. In addition, Dominion Energy borrowed $1.1 billion under two 364-Day Term Loan Credit Agreements and issued $2.3 billion of senior notes. See Note 16 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2020	2019
(millions)
Cash, restricted cash and equivalents at January 1	$269	$391
Cash flows provided by (used in):
Operating activities	1,633	1,171
Investing activities	(1,641)	(552)
Financing activities	1,006	(383)
Net increase in cash, restricted cash and equivalents	998	236
Cash, restricted cash and equivalents at March 31	$1,267	$627

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $462 million, primarily due to higher deferred fuel cost recoveries, lower payments for property taxes and net changes in working capital items.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. Risk Factors in this report.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of March 31, 2020 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$91	$—	$91
Non-investment grade(2)	3	—	3
No external ratings:
Internally rated—investment grade(3)	71	—	71
Internally rated—non-investment grade(4)	7	—	7
Total(5)	$172	$—	$172

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 34% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 40% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(5)	Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $1.1 billion, primarily due to an increase in plant construction and other property additions, the absence of cash acquired in the SCANA Combination and the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coast Pipeline.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

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

Net cash provided by Dominion Energy's financing activities was $1.0 billion for the three months ended March 31, 2020, compared to net cash used by financing activities of $383 million for the three months ended March 31, 2019, primarily due to lower repayments of long-term debt.

In November 2017, Dominion Energy filed an SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of March 31, 2020 was $119 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

See Note 16 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2020, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. In addition, see Note 16 to the Consolidated Financial Statements in this report for a description of certain financial covenants associated with term loan and revolving credit agreements entered into in the first quarter of 2020. As of March 31, 2020, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2020, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Off-Balance Sheet Arrangements

As of March 31, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Note 17 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, and Note 17 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke and Southern, announced the formation of Atlantic Coast Pipeline. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Atlantic Coast Pipeline has continued to experience delays in obtaining and/or maintaining permits necessary for construction along with construction delays due to judicial actions. In February 2020, the Supreme Court of the U.S. heard oral arguments in Atlantic Coast Pipeline’s case regarding the Appalachian Trail crossing and is expected to issue a ruling by June 2020. If a favorable ruling is not received, Atlantic Coast Pipeline is also evaluating possible legislative and administrative remedies to this issue. Given the legal challenges, the project is expected to enter full in-service in early 2022, with project costs estimated to be approximately $8 billion, excluding financing costs. Atlantic Coast Pipeline has reached agreements in principle with major customers to amend the contracted rate to share in certain delay cost increases, pending certain regulatory approvals. Project construction activities, schedules and costs are subject to uncertainty due to permitting and/or work delays (including due to judicial or regulatory action), abnormal weather and other conditions that could result in cost or schedule modifications in the future, a suspension of AFUDC for Atlantic Coast Pipeline and/or impairment charges potentially material to Dominion Energy’s cash flows, financial position and/or results of operations. See Note 10 to the Consolidated Financial Statements in this report for more information.

NWP 12 Permitting

In April 2020, the U.S. District Court for the District of Montana issued an order vacating an NWP 12 issued by the Army Corps of Engineers and remanding the permit back to the Army Corps of Engineers for consultation under the Endangered Species Act. In 2017, the Army Corps of Engineers issued an NWP 12 authorizing discharges related to construction projects into waters of the U.S. The court concluded that the issuance of the NWP 12 was unlawful because the Army Corps of Engineers did not consult under the Endangered Species Act with the U.S Fish and Wildlife Service and/or National Marine Fisheries Service. The court also enjoined the Army Corps of Engineers from authorizing any dredge or fill activities under NWP 12. Following the court’s ruling, the Army Corps of Engineers suspended the NWP 12. Also in April 2020, the U.S. Department of Justice, along with other defendants, filed a motion to stay the portions of the court’s order that vacated NWP 12 and enjoined the Army Corps of Engineers from authorizing any dredge or fill activities under NWP 12.  Defendants also filed a motion to expedite briefing and consideration of such request for stay to no later than May 2020 and indicated that they intended to file an appeal in the U.S. Court of Appeals for the Ninth Circuit immediately following the court’s determination.

The court’s order has significant near-term implications for all U.S. utilities, including electric, gas, water and communications, that are constructing projects requiring discharges into waters of the U.S. Because NWP 12 has been suspended, the Army Corps of Engineers may decline to verify future construction activities submitted under NWP 12 pending further court action.  As Dominion Energy relies on NWP 12 for many of its energy infrastructure projects, as well as the Atlantic Coast Pipeline Project, the court’s ruling has the potential for causing a significant delay in construction schedules.  While Dominion Energy expects that the court’s decision will be challenged by the federal defendants in that case, at this time Dominion Energy cannot predict the timing or outcome of such proceedings.

Significant Contracted Generation Investment

In May 2020, Dominion Energy announced it is leading a consortium of offshore wind energy industry participants in pursuing the development of a Jones Act compliant offshore wind installation vessel. This vessel will be designed to handle current turbine technologies as well as next generation turbine sizes of 12 MW or larger. The vessel will be funded by the consortium participants including Dominion Energy, based on its proportional share of equity interest in the project which is still to be finalized, and is expected to enter service in 2023 and operate for several years under contracts with multiple major U.S. offshore wind developers.

COVID-19

Dominion Energy is monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks to Dominion Energy posed by the spread of the virus. Dominion Energy provides a critical service to its customers which means that it is paramount that Dominion Energy keeps its employees who operate its businesses safe and informed. For example, Dominion Energy has taken precautions with regard to employee and facility hygiene, imposed travel limitations on employees, directed employees to work remotely whenever possible and expanded health and paid time off benefits for employees. Additional protocols are being implemented for required work within customer premises to protect Dominion Energy’s employees, such customers and the public. In addition, Dominion Energy has assessed and updated its existing business continuity plans for its business units in the context of this pandemic. Dominion Energy is also working with suppliers to understand the potential impacts to its supply chain; however, at this time, no material risks to Dominion Energy’s supply chain have been identified. This is a rapidly evolving situation, and Dominion Energy will continue to monitor developments affecting its workforce, suppliers and other aspects of its business, such as construction projects, and will take additional precautions as Dominion Energy believes are warranted. In addition, Dominion Energy continues to monitor both customer demand and its ability to collect customer receivables. . While Dominion Energy currently does not expect a material impact to its results of operations from the impacts of the COVID-19 pandemic on its operations, the ultimate impacts on its results of operations, financial position and/or cash flows could be material based on the ultimate duration of the pandemic and the related economic recovery.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $46 million and $50 million of Dominion Energy’s commodity-based derivative instruments as of March 31, 2020 and December 31, 2019, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $44 million and $54 million of Virginia Power’s commodity-based derivative instruments as of March 31, 2020 and December 31, 2019, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2020 or December 31, 2019.

The Companies also use interest rate derivatives, including forward-starting swaps, as hedges of forecasted interest payments. As of March 31, 2020, Dominion Energy, Virginia Power and Dominion Energy Gas had $8.0 billion, $2.1 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $84 million, $49 million and $8 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at March 31, 2020. As of December 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $6.4 billion, $1.9 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $135 million, $88 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2019.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. At both March 31, 2020 and December 31, 2019, Dominion Energy and Dominion Energy Gas had €250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $5 million in the fair value of Dominion Energy Gas' foreign currency swaps at March 31, 2020 and would not have resulted in a material decrease in the fair value of Dominion Energy Gas’ foreign currency swaps at December 31, 2019.

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

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $876 million for the three months ended March 31, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $448 million for the three months ended March 31, 2019 and $1.0 billion for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $39 million for the three months ended March 31, 2019 and $74 million for the year ended December 31, 2019.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $412 million for the three months ended March 31, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $202 million for the three months ended March 31, 2019 and $481 million for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $1 million for the three months ended March 31, 2020 and recorded increase in unrealized gains on debt investments of $20 million for the three months ended March 31, 2019 and $30 million for the year ended December 31, 2019.

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

In March 2018, Virginia Power received a proposed consent order from the VDEQ in connection with alleged CWA permit violations at the Chesterfield power station in 2017. Virginia Power began working cooperatively with both the VDEQ and the EPA to resolve those and certain other alleged violations collectively. In March 2020, Virginia Power finalized a consent decree with the VDEQ and the EPA that would require Virginia Power to pay a $1.4 million civil penalty in connection with various alleged CWA permit and other violations. The consent decree is subject to a 30-day public comment period and is expected to become final and effective in the second or third quarter of 2020.

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, which should be taken into consideration when reviewing the information contained in this report Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect the Companies’ business, results of operations, financial condition, liquidity and/or cash flows.

The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on the Companies, including reduced demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets and diminished ability of the Companies to access funds from financial institutions and capital markets.  There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects, which, in the case of renewable energy projects, could delay the expected in-service dates of these projects and financial statement impact of the investment tax credits associated with these projects beyond 2020. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, is expected to limit the Companies’ ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in the Companies’ results of operations and cash flows. To the extent the COVID-19 pandemic adversely affects the Companies’ business, results of operations, financial condition, liquidity and/or cash flows, it may also have the effect of heightening many of the other risks described in Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/20-1/31/20	1,945	$82.82	—	19,629,059 shares/ $1.18 billion
2/1/20-2/29/20	79,716	85.81	—	19,629,059 shares/ $1.18 billion
3/1/20-3/31/20	—	—	—	19,629,059 shares/ $1.18 billion
Total	81,661	$85.74	—	19,629,059 shares/ $1.18 billion

(1)	Represents shares that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective December 13, 2019 (Exhibit 3.1, Form 8-K filed December 13, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective March 20, 2020 (Exhibit 3.1, Form 8-K filed March 25, 2020, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC, as amended and restated, effective November 5, 2019 (Exhibit 3.1, Form 8-K filed November 12, 2019, File No. 001-37591).			X

4.1

Dominion Energy, Inc., Virginia Electric and Power Company and Dominion Energy Gas Holdings, LLC agree to furnish to the U.S. Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (Exhibit 4.2, Form 10-Q filed August 2, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

May 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer