Form 10-Q
period 2020-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO; DOMINION ENERGY GAS HOLDINGS, LLC
filed 2020-08-05
CIK 715957, 103682, 1603291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number

001-08489	DOMINION ENERGY, INC.	54-1229715

000-55337	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

001-37591	DOMINION ENERGY GAS HOLDINGS, LLC	46-3639580

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the registrants: Virginia

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION ENERGY, INC.	D	Common Stock, no par value	New York Stock Exchange
	DRUA	2016 Series A 5.25% Enhanced Junior Subordinated Notes	New York Stock Exchange
	DCUE	2019 Series A Corporate Units	New York Stock Exchange
DOMINION ENERGY GAS HOLDINGS, LLC		2014 Series C 4.6% Senior Notes	New York Stock Exchange

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

Dominion Energy Gas Holdings, LLC    Yes  ☐    No  ☒

At July 17, 2020, the latest practicable date for determination, Dominion Energy, Inc. had 840,135,854 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock. Dominion Energy, Inc. holds all of the membership interests of Dominion Energy Gas Holdings, LLC.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project

A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy and constructed and operated by DETI

BACT	Best available control technology
bcf	Billion cubic feet
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
BHE	Berkshire Hathaway Energy Company
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act, enacted on March 27, 2020
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide

Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy, Virginia Power and Dominion Energy Gas, collectively
Contracted Generation	Contracted Generation operating segment
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

Dominion Energy Gas Restructuring	The acquisition of DCP and DMLPHCII from, and the disposition of East Ohio and DGP to, Dominion Energy by Dominion Energy Gas on November 6, 2019
Dominion Energy Midstream	The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries
Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries

East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture with BP in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Distribution	Gas Distribution operating segment
Gas Transmission & Storage	Gas Transmission & Storage operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP	The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP
Grassfield Solar	A proposed 20 MW utility-scale solar power station located in Chesapeake, Virginia
Greensville County	A 1,588 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Hopewell	Polyester biomass power station
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP
Iroquois	Iroquois Gas Transmission System, L.P.
ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NGL	Natural gas liquid
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

Norge Solar	A proposed 20 MW utility-scale solar power station located in James City County, Virginia
North Carolina Commission	North Carolina Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWP 12

A nationwide permit from the Army Corps of Engineers authorizing activities required for the construction, maintenance, repair and removal of utility lines, including electric transmission, gas pipelines, water and communications conduit and associated facilities in waters of the U.S.

NYSE	New York Stock Exchange
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
Overthrust	Dominion Energy Overthrust Pipeline, L.L.C.
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
Predecessor	Dominion Energy as the predecessor for accounting purposes for the period of Dominion Energy’s ownership of DCP and DMLPHCII until the completion of the Dominion Energy Gas Restructuring
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RCC	Replacement Capital Covenant
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates and the new total revenue requirement developed annually for the rate years effective September 1

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A, C2A and C3A	Rate adjustment clauses associated with the recovery of cost related to certain DSM programs approved in DSM cases
ROE	Return on equity
RSN	Remarketable subordinated note
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, LLC (formerly known as SCANA Energy Marketing, Inc.), a subsidiary of SCANA through December 2019, and effective December 2019, a subsidiary of Wrangler
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries

Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	A proposed 42 MW utility-scale solar power station located in Pittsylvania County, Virginia
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act, passed by the Virginia General Assembly in March 2020 and enacted on April 11, 2020
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
Warren County	A 1,350 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
WECTEC	WECTEC Global Project Services, Inc., a wholly-owned subsidiary of Westinghouse
West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Whitehouse Solar	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	White River Hub, LLC
Woodland Solar	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply, Inc.
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions, except per share amounts)
Operating Revenue(1)	$3,585	$3,970	$8,081	$7,828
Operating Expenses
Electric fuel and other energy-related purchases	505	718	1,173	1,509
Purchased electric capacity	11	24	13	63
Purchased gas	74	227	501	957
Other operations and maintenance	995	1,283	2,038	2,285
Depreciation, depletion and amortization	673	661	1,346	1,312
Other taxes	256	284	540	576
Impairment of assets and other charges	531	312	1,299	1,147
Total operating expenses	3,045	3,509	6,910	7,849
Income (loss) from operations	540	461	1,171	(21)
Earnings (loss) from equity method investees	(2,281)	39	(2,228)	80
Other income	502	53	50	400
Interest and related charges	449	452	939	921
Income (loss) from operations including noncontrolling interests before income tax expense (benefit)	(1,688)	101	(1,946)	(462)
Income tax expense (benefit)	(556)	43	(575)	157
Net Income (Loss) Including Noncontrolling Interests	(1,132)	58	(1,371)	(619)
Noncontrolling Interests	37	4	68	7
Net Income (Loss) Attributable to Dominion Energy	$(1,169)	$54	$(1,439)	$(626)
Earnings Per Common Share
Net Income (Loss) attributable to Dominion Energy - Basic	$(1.41)	$0.07	$(1.75)	$(0.78)
Net Income (Loss) attributable to Dominion Energy - Diluted	(1.41)	0.05	(1.75)	(0.78)

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Net income (loss) including noncontrolling interests	$(1,132)	$58	$(1,371)	$(619)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	(78)	(264)	(102)
Changes in unrealized net gains (losses) on investment securities(2)	19	13	28	29
Changes in net unrecognized pension and other postretirement benefit costs(3)	(1)	113	(1)	113
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	5	(21)	27	(52)
Net realized (gains) losses on investment securities(5)	(5)	(1)	(14)	(1)
Net pension and other postretirement benefit costs(6)	18	22	37	30
Total other comprehensive income (loss)	38	48	(187)	17
Comprehensive income (loss) including noncontrolling interests	(1,094)	106	(1,558)	(602)
Comprehensive income attributable to noncontrolling interests	37	4	68	7
Comprehensive income (loss) attributable to Dominion Energy	$(1,131)	$102	$(1,626)	$(609)

(1)

Net of $(4) million and $27 million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $89 million and $32 million tax for the six months ended June 30, 2020 and 2019, respectively.

(2)

Net of $(6) million and $(5) million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $(10) million and $(11) million tax for the six months ended June 30, 2020 and 2019, respectively.

(3)  Net of $3 million and $(49) million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $3 million and $(49) million tax for the six months ended June 30, 2020 and 2019 respectively.

(4)  Net of $(2) million and $8 million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $(9) million and $18 million tax for the six months ended June 30, 2020 and 2019, respectively.

(5)  Net of $— million and $— million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $4 million and $— million tax for the six months ended June 30, 2020 and 2019, respectively.

(6)  Net of $(8) million and $3 million tax for the three months ended June 30, 2020 and 2019 respectively, and net of $(13) million and $(11) million tax for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$675	$166
Customer receivables (less allowance for doubtful accounts of $44 and $20)	2,040	2,278
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)	233	367
Inventories	1,735	1,742
Prepayments	589	328
Regulatory assets	616	879
Other	236	328
Total current assets	6,124	6,088
Investments
Nuclear decommissioning trust funds	6,018	6,192
Investment in equity method affiliates	584	1,646
Other	382	379
Total investments	6,984	8,217
Property, Plant and Equipment
Property, plant and equipment	96,527	97,466
Accumulated depreciation, depletion and amortization	(28,547)	(28,384)
Total property, plant and equipment, net	67,980	69,082
Deferred Charges and Other Assets
Goodwill	8,946	8,946
Regulatory assets	9,438	7,687
Other	4,256	3,803
Total deferred charges and other assets	22,640	20,436
Total assets	$103,728	$103,823

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,799	$3,162
Supplemental 364-Day credit facility borrowings	225	—
Short-term debt	386	911
Accounts payable	797	1,115
Accrued interest, payroll and taxes	1,011	1,323
Regulatory liabilities	749	497
Reserves for SCANA legal proceedings	538	696
Derivative liabilities	586	408
Other(2)	2,446	1,827
Total current liabilities	9,537	9,939
Long-Term Debt
Long-term debt	33,844	30,313
Junior subordinated notes	2,858	3,406
Other	444	105
Total long-term debt	37,146	33,824
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,921	6,277
Regulatory liabilities	10,680	11,001
Derivative liabilities	748	332
Other(2)	8,812	8,417
Total deferred credits and other liabilities	26,161	26,027
Total liabilities	72,844	69,790
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (See Note 16)	2,387	2,387
Common stock – no par(3)	23,984	23,824
Retained earnings	4,480	7,576
Accumulated other comprehensive loss	(1,980)	(1,793)
Total shareholders' equity	28,871	31,994
Noncontrolling interests	2,013	2,039
Total equity	30,884	34,033
Total liabilities and equity	$103,728	$103,823

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 10 for amounts attributable to related parties.

(3) 1.8 billion shares authorized; 840 million shares and 838 million shares outstanding at June 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - QUARTER-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2019	—	$—	802	$20,834	$7,806	$(1,731)	$26,909	$690	$27,599
Net income including noncontrolling interests					54		54	4	58
Issuance of stock	2	1,596	1	78			1,674		1,674
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Stock awards (net of change in unearned compensation)				12			12		12
Dividends ($0.9175 per common share) and distributions					(736)		(736)	(10)	(746)
Other comprehensive income, net of tax						48	48		48
June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381

March 31, 2020	2	$2,387	839	$23,902	$6,455	$(2,018)	$30,726	$2,026	$32,752
Net income (loss) including noncontrolling interests					(1,169)		(1,169)	37	(1,132)
Issuance of stock			1	70			70		70
Stock awards (net of change in unearned compensation)				13			13		13
Preferred stock dividends(1)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(789)		(789)	(50)	(839)
Other comprehensive income, net of tax						38	38		38
Other				(1)	(1)		(2)		(2)
June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884

(1) See Note 16 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - YEAR-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2018	—	$—	681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income (loss) including noncontrolling interests					(626)		(626)	7	(619)
Issuance of stock	2	1,596	4	325			1,921		1,921
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Stock awards (net of change in unearned compensation)				12			12		12
Dividends ($1.835 per common share) and distributions					(1,469)		(1,469)	(43)	(1,512)
Other comprehensive income, net of tax						17	17		17
June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381

December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net income (loss) including noncontrolling interests					(1,439)		(1,439)	68	(1,371)
Issuance of stock			2	148			148		148
Stock awards (net of change in unearned compensation)				13			13		13
Preferred stock dividends(1)					(32)		(32)		(32)
Common stock dividends ($1.880 per share) and distributions					(1,577)		(1,577)	(94)	(1,671)
Other comprehensive loss, net of tax						(187)	(187)		(187)
Other				(1)			(1)		(1)
June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884

1) See Note 16 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2020	2019
(millions)
Operating Activities
Net loss including noncontrolling interests	$(1,371)	$(619)
Adjustments to reconcile net loss including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,497	1,472
Deferred income taxes and investment tax credits	(231)	107
Provision for refunds and rate credits to electric utility customers	—	953
Impairment of assets and other charges	1,297	1,012
Loss for equity method investee	2,315	—
Charge related to a voluntary retirement program	—	409
Net losses (gains) on nuclear decommissioning trust funds and other investments	117	(371)
Revision to future ash pond and landfill closure costs	—	(113)
Other adjustments	4	4
Changes in:
Accounts receivable	396	492
Inventories	7	(14)
Deferred fuel and purchased gas costs, net	237	120
Prepayments	(193)	22
Accounts payable	(191)	(446)
Accrued interest, payroll and taxes	(313)	(264)
Customer deposits	(7)	(85)
Margin deposit assets and liabilities	19	113
Other operating assets and liabilities	(447)	(479)
Net cash provided by operating activities	3,136	2,313
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,915)	(2,112)
Cash and restricted cash acquired in the SCANA Combination	—	389
Acquisition of solar development projects	(187)	(152)
Proceeds from sales of securities	1,660	882
Purchases of securities	(1,710)	(888)
Proceeds from sales of assets and equity method investments	—	196
Contributions to equity method affiliates	(39)	(132)
Acquisition of equity method investments	(178)	—
Other	35	(16)
Net cash used in investing activities	(3,334)	(1,833)
Financing Activities
Issuance (repayment) of short-term debt, net	(525)	2,040
Issuance of short-term notes	1,125	—
Repayment of short-term notes	(625)	—
Supplemental 364-Day credit facility borrowings	225	—
Repayment of credit facility borrowings	—	(113)
Issuance of long-term debt	4,355	798
Repayment of long-term debt, including redemption premiums	(2,210)	(3,378)
Issuance of 2019 Equity Units	—	1,582
Issuance of common stock	148	325
Common dividend payments	(1,577)	(1,469)
Other	(245)	(96)
Net cash provided by (used in) financing activities	671	(311)
Increase in cash, restricted cash and equivalents	473	169
Cash, restricted cash and equivalents at beginning of period	269	391
Cash, restricted cash and equivalents at end of period	$742	$560
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	$346	$311
Leases(3)	35	24
(1)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(2)

See Note 16 for noncash financing activities related to derivative restructuring, the acquisition of the public interest in Dominion Energy Midstream and the issuance of stock purchase contracts associated with the 2019 Equity Units. See Note 18 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 for non-cash financing activities related to the remarketing of RSNs.

(3)   Includes $32 million and $22 million of financing leases at June 30, 2020 and 2019, respectively, and $3 million and $2 million of operating leases at June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Operating Revenue(1)	$1,805	$1,938	$3,735	$3,903
Operating Expenses
Electric fuel and other energy-related purchases(1)	366	536	858	1,132
Purchased (excess) electric capacity	(8)	13	(17)	46
Other operations and maintenance:
Affiliated suppliers	80	127	167	213
Other	296	438	627	631
Depreciation and amortization	307	299	618	603
Other taxes	85	90	172	175
Impairment of assets and other charges	44	197	808	743
Total operating expenses	1,170	1,700	3,233	3,543
Income from operations	635	238	502	360
Other income	52	16	—	53
Interest and related charges(1)	137	135	263	270
Income before income tax expense	550	119	239	143
Income tax expense	60	19	29	23
Net Income	$490	$100	$210	$120

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Net income	$490	$100	$210	$120
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	1	(11)	(44)	(18)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	6	2	4	4
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	—	1	—	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	(2)	(1)	(1)	(1)
Total other comprehensive income (loss)	5	(9)	(41)	(14)
Comprehensive income	$495	$91	$169	$106

(1)

Net of $(1) million and $4 million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $15 million and $6 million tax for the six months ended June 30, 2020 and 2019, respectively.

(2)

Net of $(1) million and $— million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $(1) million and $(1) million tax for the six months ended June 30, 2020 and 2019, respectively.

(3)

Net of $(1) million and $ — million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $ (1) million and $ — million tax for the six months ended June 30, 2020 and 2019, respectively.

(4)

Net of $2 million and $ — million tax for the three months ended June 30, 2020 and 2019, respectively, and net of $1 million and $ — million tax for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$37	$17
Customer receivables (less allowance for doubtful accounts of $20 and $9)	1,184	1,163
Other receivables (less allowance for doubtful accounts of $2 at both dates)	94	106
Affiliated receivables	2	27
Inventories (average cost method)	874	873
Regulatory assets	197	433
Other(2)	64	57
Total current assets	2,452	2,676
Investments
Nuclear decommissioning trust funds	2,782	2,881
Other	3	3
Total investments	2,785	2,884
Property, Plant and Equipment
Property, plant and equipment	45,273	47,038
Accumulated depreciation and amortization	(13,774)	(14,156)
Total property, plant and equipment, net	31,499	32,882
Deferred Charges and Other Assets
Regulatory assets	3,780	1,863
Other(2)	1,524	1,123
Total deferred charges and other assets	5,304	2,986
Total assets	$42,040	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$7	$4
Short-term debt	—	243
Accounts payable	305	334
Payables to affiliates	406	210
Affiliated current borrowings	340	107
Accrued interest, payroll and taxes	276	253
Asset retirement obligations	91	340
Regulatory liabilities	296	167
Derivative liabilities(2)	478	243
Other	598	571
Total current liabilities	2,797	2,472
Long-Term Debt
Long-term debt	12,328	12,325
Finance leases	30	16
Total long-term debt	12,358	12,341
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,739	2,962
Asset retirement obligations	3,548	3,241
Regulatory liabilities	4,954	5,074
Other(2)	1,700	1,349
Total deferred credits and other liabilities	12,941	12,626
Total liabilities	28,096	27,439
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	7,163	7,167
Accumulated other comprehensive loss	(70)	(29)
Total common shareholder’s equity	13,944	13,989
Total liabilities and shareholder’s equity	$42,040	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2020 and December 31, 2019.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2019	275	$5,738	$1,113	$6,110	$(17)	$12,944
Net income				100		100
Dividends				(71)		(71)
Other comprehensive loss, net of tax					(9)	(9)
June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964

March 31, 2020	275	$5,738	$1,113	$6,780	$(75)	$13,556
Net income				490		490
Dividends				(107)		(107)
Other comprehensive income, net of tax					5	5
June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				120		120
Dividends				(189)		(189)
Other comprehensive loss, net of tax					(14)	(14)
June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964

December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net income				210		210
Dividends				(215)		(215)
Other comprehensive loss, net of tax					(41)	(41)
Other				1		1
June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2020	2019
(millions)
Operating Activities
Net income	$210	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	702	690
Deferred income taxes and investment tax credits	(220)	(43)
Revision to future ash pond and landfill closure costs	—	(113)
Impairment of assets and other charges	806	608
Charge related to a voluntary retirement program	—	190
Other adjustments	2	(51)
Changes in:
Accounts receivable	1	68
Affiliated receivables and payables	220	(179)
Inventories	(1)	(30)
Prepayments	—	(4)
Deferred fuel expenses, net	136	153
Accounts payable	(9)	(35)
Accrued interest, payroll and taxes	18	14
Net realized and unrealized changes related to derivative activities	(20)	17
Other operating assets and liabilities	47	(331)
Net cash provided by operating activities	1,892	1,074
Investing Activities
Plant construction and other property additions	(1,474)	(1,079)
Purchases of nuclear fuel	(154)	(67)
Acquisition of solar development projects	(19)	(150)
Proceeds from sales of securities	530	447
Purchases of securities	(549)	(478)
Other	18	(11)
Net cash used in investing activities	(1,648)	(1,338)
Financing Activities
(Repayment) issuance of short-term debt, net	(243)	986
Issuance (repayment) of affiliated current borrowings, net	233	(153)
Issuance of long-term debt	105	198
Repayment of long-term debt	(105)	(589)
Common dividend payments to parent	(215)	(189)
Other	(3)	(2)
Net cash provided by (used in) financing activities	(228)	251
Increase (decrease) in cash, restricted cash and equivalents	16	(13)
Cash, restricted cash and equivalents at beginning of period	24	38
Cash, restricted cash and equivalents at end of period	$40	$25
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$239	$193
Financing leases	20	9

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Operating Revenue(1)	$510	$530	$1,066	$1,096
Operating Expenses
Purchased (excess) gas(1)	—	(3)	8	9
Other energy-related purchases	1	1	1	1
Other operations and maintenance:
Affiliated suppliers	39	54	79	93
Other	111	156	236	293
Depreciation and amortization	94	92	187	182
Other taxes	35	38	77	78
Impairment of assets and other charges	482	13	482	13
Total operating expenses	762	351	1,070	669
Income (loss) from continuing operations	(252)	179	(4)	427
Earnings from equity method investees	8	9	23	22
Other income(1)	46	44	95	85
Interest and related charges(1)	50	86	108	173
Income (loss) from continuing operations before income tax expense	(248)	146	6	361
Income tax expense (benefit)	(82)	23	(30)	66
Net income (loss) from continuing operations	(166)	123	36	295
Net income from discontinued operations	—	26	—	80
Net income (loss) including noncontrolling interests	(166)	149	36	375
Noncontrolling interests	32	30	65	66
Net Income (Loss) attributable to Dominion Energy Gas	$(198)	$119	$(29)	$309

(1)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Net income (loss) including noncontrolling interests	$(166)	$149	$36	$375
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	—	(24)	(91)	(51)
Changes in unrecognized pension and other postretirement benefits(2)	—	29	—	29
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	(2)	(2)	4	1
Net pension and other postretirement benefit costs(4)	2	2	3	3
Total other comprehensive income (loss)	—	5	(84)	(18)
Comprehensive income (loss) including noncontrolling interests	(166)	154	(48)	357
Comprehensive income attributable to noncontrolling interests	32	30	65	65
Comprehensive income (loss) attributable to Dominion Energy Gas	$(198)	$124	$(113)	$292

(1)

Net of $(1) million and $8 million tax for the three months ended June 30, 2020 and 2019, respectively, and $31 million and $17 million tax for the six months ended June 30, 2020 and 2019, respectively.

(2)

Net of $ — million and $(11) million tax for the three months ended June 30, 2020 and 2019, respectively, and $ — million and $(11) million tax for the six months ended June 30, 2020 and 2019, respectively.

(3)

Net of $ — million and $— million tax for the three months ended June 30, 2020 and 2019, respectively, and $(2) million and $ — million tax for the six months ended June 30, 2020 and 2019, respectively.

(4)

Net of $ — million and $ — million tax for the three months ended June 30, 2020 and 2019, respectively, and $(1) million and $(1) million tax for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$53	$27
Customer receivables (less allowance for doubtful accounts of $5 and $2)	151	173
Other receivables(2)	12	26
Affiliated receivables	77	362
Affiliated notes receivable	263	—
Inventories	130	122
Prepayments	43	73
Gas imbalances(2)	25	52
Other	23	23
Total current assets	777	858
Investments
Affiliated notes receivable	2,272	3,437
Investment in equity method affiliates	310	312
Total investments	2,582	3,749
Property, Plant and Equipment
Property, plant and equipment	14,899	15,166
Accumulated depreciation and amortization	(3,695)	(3,538)
Total property, plant and equipment, net	11,204	11,628
Deferred Charges and Other Assets
Goodwill	1,471	1,471
Other(2)	1,107	1,078
Total deferred charges and other assets	2,578	2,549
Total assets	$17,141	$18,784

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,200	$700
Short-term debt	—	62
Accounts payable	52	59
Payables to affiliates	159	82
Affiliated current borrowings	314	260
Other(2)	382	289
Total current liabilities	2,107	1,452
Long-Term Debt
Long-term debt	4,324	4,821
Finance leases	5	5
Total long-term debt	4,329	4,826
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	1,156	1,288
Other	1,093	989
Total deferred credits and other liabilities	2,249	2,277
Total liabilities	8,685	8,555
Commitments and Contingencies (see Note 17)
Equity
Membership interests	7,352	9,031
Accumulated other comprehensive loss	(271)	(187)
Total members' equity	7,081	8,844
Noncontrolling interests	1,375	1,385
Total equity	8,456	10,229
Total liabilities and equity	$17,141	$18,784

(1)	Dominion Energy Gas’ Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Predecessor Equity	Membership Interests	AOCI	Total Members' Equity	Noncontrolling Interests	Total
(millions)
March 31, 2019	$2,938	$4,682	$(191)	$7,429	$1,432	$8,861
Net income	72	47		119	30	149
Dividends and distributions	(153)			(153)	(36)	(189)
Other comprehensive income, net of tax			5	5		5
Other	2			2		2
June 30, 2019	$2,859	$4,729	$(186)	$7,402	$1,426	$8,828

March 31, 2020	$—	$8,968	$(271)	$8,697	$1,381	$10,078
Net income (loss)		(198)		(198)	32	(166)
Dividends and distributions		(1,418)		(1,418)	(38)	(1,456)
June 30, 2020	$—	$7,352	$(271)	$7,081	$1,375	$8,456

YEAR-TO-DATE

	Predecessor Equity	Membership Interests	AOCI	Total Members' Equity	Noncontrolling Interests	Total
(millions)
December 31, 2018	$1,804	$4,566	$(169)	$6,201	$2,664	$8,865
Net income	146	163		309	66	375
Acquisition of public interest in Dominion Energy Midstream	1,181			1,181	(1,221)	(40)
Dividends and distributions	(266)			(266)	(82)	(348)
Other comprehensive loss, net of tax			(17)	(17)	(1)	(18)
Other	(6)			(6)		(6)
June 30, 2019	$2,859	$4,729	$(186)	$7,402	$1,426	$8,828

December 31, 2019	$—	$9,031	$(187)	$8,844	$1,385	$10,229
Net income (loss)		(29)		(29)	65	36
Dividends and distributions		(1,650)		(1,650)	(75)	(1,725)
Other comprehensive loss, net of tax			(84)	(84)		(84)
June 30, 2020	$—	$7,352	$(271)	$7,081	$1,375	$8,456

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

DOMINION ENERGY GAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2020	2019
(millions)
Operating Activities
Net income including noncontrolling interests	$36	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	227
Deferred income taxes and investment tax credits	(97)	39
Charge related to a voluntary retirement program	—	73
Impairment of assets and other charges	482	13
Other adjustments	(1)	15
Changes in:
Accounts receivable	37	88
Affiliated receivables and payables	362	(48)
Inventories	(8)	(31)
Prepayments	30	59
Accounts payable	6	(105)
Accrued interest, payroll and taxes	(16)	(55)
Customer deposits	(1)	(81)
Pension and other postretirement benefits	(35)	(64)
Other operating assets and liabilities	26	(45)
Net cash provided by operating activities	1,008	460
Investing Activities
Plant construction and other property additions	(147)	(341)
Repayment of loans by affiliates	1,165	—
Advances to affiliates	(263)	—
Other	(4)	(12)
Net cash provided by (used in) investing activities	751	(353)
Financing Activities
Issuance (repayment) of short-term debt, net	(62)	240
Issuance (repayment) of affiliated current borrowings, net	54	(11)
Repayment of long-term debt	—	(300)
Issuance of affiliated long-term debt	—	395
Repayment of credit facility borrowings	—	(73)
Dividends and distributions	(1,725)	(348)
Other	(1)	(1)
Net cash used in financing activities	(1,734)	(98)
Increase in cash, restricted cash and equivalents	25	9
Cash, restricted cash and equivalents at beginning of period	39	198
Cash, restricted cash and equivalents at end of period	$64	$207
Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$24	$43
Financing leases	1	6

The accompanying notes are an integral part of Dominion Energy Gas’ Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power and Dominion Energy Gas. Dominion Energy’s operations also include DESC, an equity investment in Atlantic Coast Pipeline and regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. Dominion Energy’s nonregulated operations include merchant generation and retail energy marketing operations. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. Dominion Energy Gas is a holding company that conducts business activities through FERC-regulated interstate natural gas transmission pipeline and underground storage systems in the eastern and Rocky Mountain regions of the U.S., as well as the Cove Point LNG Facility. In addition, Dominion Energy Gas owns a 50% noncontrolling interest in both Iroquois and White River Hub. See Note 3 for additional information on the Dominion Energy Gas Restructuring. In July 2020, Dominion Energy entered an agreement to sell substantially all of its gas transmission and storage operations, including Dominion Energy Gas, to BHE. See Note 3 for additional information.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2020, their results of operations and changes in equity for the three and six months ended June 30, 2020 and 2019 and their cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At June 30, 2020, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, Brookfield’s 25% interest in Cove Point (effective December 2019) and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain merchant projects upon the occurrence of certain events, none of which are expected to occur in the next 12 months. Brookfield’s 25% interest in Cove Point (effective December 2019) and the public’s ownership interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy Gas’ Consolidated Financial Statements.

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

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2020	June 30, 2019	December 31, 2019	December 31, 2018
(millions)
Dominion Energy
Cash and cash equivalents	$675	$382	$166	$268
Restricted cash and equivalents(1)	67	178	103	123
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$742	$560	$269	$391
Virginia Power
Cash and cash equivalents	$37	$17	$17	$29
Restricted cash and equivalents(1)	3	8	7	9
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$40	$25	$24	$38
Dominion Energy Gas
Cash and cash equivalents(2)	$53	$195	$27	$108
Restricted cash and equivalents (1)	11	12	12	90
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$64	$207	$39	$198

(1)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.
(2)	At June 30, 2019 and December 31, 2018, Dominion Energy Gas had $12 million and $9 million of cash and cash equivalents included in current assets of discontinued operations, respectively.

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

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $754 million ($561 million after-tax) in the first quarter of 2020, primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the second quarter of 2020, Virginia Power recorded charges of $30 million ($22 million after-tax) associated with dismantling certain of these electric generation facilities, recorded in impairment of assets and other charges in its Consolidated Statements of Income.

In the first quarter of 2020, Virginia Power updated depreciation rates for its nuclear plants to reflect lower depreciation rates as a result of the expected approval of license extensions from the NRC. This adjustment resulted in a decrease in depreciation expense of $8 million ($6 million after-tax) and $16 million ($12 million after-tax) for the three and six months ended June 30, 2020, respectively, in Virginia Power’s Consolidated Statements of Income and a $0.01 increase in Dominion Energy’s EPS, for both the three and six months ended June 30, 2020. This revision is expected to decrease annual depreciation expense by approximately $31 million ($23 million after-tax) and increase Dominion Energy’s EPS by $0.03 for the year ended December 31, 2020.

In the second quarter of 2020, DESC completed a nuclear decommissioning cost study related to Summer. As a result of the study, Dominion Energy recorded an $89 million increase to its nuclear decommissioning ARO, with a corresponding increase to property, plant and equipment.

In December 2014, DETI entered into a precedent agreement with Atlantic Coast Pipeline for the Supply Header Project. As a result of the cancellation of the Atlantic Coast Pipeline Project, Dominion Energy and Dominion Energy Gas recorded a charge of $482 million ($359 million after-tax) in impairment of assets and other charges in their Consolidated Statements of Income for the three and six months ended June 30, 2020 associated with the probable abandonment of a significant portion of the project as well as the establishment of a $75 million ARO.  As DETI evaluates its future use, approximately $40 million remains within property, plant and equipment for a potential modified project.

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

In accordance with the SCANA Merger Approval Order, Dominion Energy incurred certain charges to its Consolidated Statements of Income for the following:

•

In the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period, effective January 2019, As a result, Dominion Energy’s Consolidated Statement of Income for the six months ended June 30, 2019 includes a $756 million after-tax charge.

•

Dominion Energy committed to forgo recovery of $105 million of certain property, plant and equipment associated with the NND Project. As a result, Dominion Energy’s Consolidated Statement of Income for the six months ended June 30, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

•

Dominion Energy committed to forgo recovery of $264 million of certain income tax-related regulatory assets associated with the NND Project.  As a result, Dominion Energy’s Consolidated Statement of Income for the six months ended June 30, 2019 includes a charge of $198 million included in income tax expense.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue was an increase of $701 million and $909 million for the three months ended June 30, 2020 and 2019, respectively, and an increase of $1.6 billion and $1.1 billion for the six months ended June 30, 2020 and 2019, respectively, in the Consolidated Statements of Income. The impact of the SCANA Combination on net income attributable to Dominion Energy was an increase of $58 million and a decrease of $102 million for the three months ended June 30, 2020 and 2019, respectively, and an increase of $112 million and a decrease of $1.2 billion for the six months ended June 30, 2020 and 2019, respectively, in the Consolidated Statements of Income.

Dominion Energy incurred merger and integration-related costs of $23 million and $42 million for the three and six months ended June 30, 2020, respectively, of which $20 million and $39 million are recorded in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy incurred merger and integration-related costs of $443 million and $567 million in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively. These amounts for both the three and six months ended June 30, 2019 include $423 million for a charge related to a voluntary retirement program. See Note 20 for additional information. Of the remaining merger and integration-related costs, $20 million and $135 million was recorded in other operations and maintenance expense in the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively, and $9 million was recorded in interest and related charges in the Consolidated Statement of Income for the six months ended June 30, 2019. There were no such charges recorded in interest and related charges for the three months ended June 30, 2019. These costs consist of professional fees, charitable contribution commitments, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Three Months Ended June 30, 2019(1)	Six Months Ended June 30, 2019(1)
(millions, except EPS)
Operating Revenue	$3,970	$8,835
Net income attributable to Dominion Energy	392	962
Earnings Per Common Share – Basic	$0.49	$1.21
Earnings Per Common Share – Diluted	$0.47	$1.19

(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Disposition of Gas Transmission & Storage Operations to BHE

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of Dominion Energy Gas’ long-term debt, to sell substantially all of its  gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests). Upon closing, Dominion Energy Gas will become a wholly-owned subsidiary of BHE. Dominion Energy will retain a 50% noncontrolling interest in Cove Point, which will be accounted for as an equity method investment following completion of the sale, as well as the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations to be sold and relating to services provided through closing. The sale will be treated as an asset sale for tax purposes and is expected to close in the fourth quarter of 2020, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the DOE, and other customary closing and regulatory conditions. Based on the recorded balances at June 30, 2020, Dominion Energy expects to recognize a pre-tax gain of approximately $1 billion upon closing, excluding the effects of any closing adjustments.  If approval under the Hart-Scott-Rodino Act is not obtained by mid-September 2020, Dominion Energy may elect to exclude from this transaction Dominion Energy Questar Pipeline and certain other affiliated entities pursuant to a provision in the agreement with BHE, with an associated reduction in the cash consideration to $2.7 billion, subject to customary closing adjustments.

Dominion Energy will reclassify the assets and liabilities to be disposed of, currently reflected within Gas Transmission & Storage, as held for sale and will report the associated results of operations as discontinued operations starting in the third quarter of 2020. In addition, in the third quarter of 2020, Dominion Energy and Dominion Energy Gas expect to record pre-tax losses of approximately $225 million and $140 million, respectively, for cash flow hedges of debt-related items that are probable of not occurring.

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

The Dominion Energy Gas Restructuring includes the disposition of East Ohio and DGP by Dominion Energy Gas in November 2019. This restructuring represented a strategic shift in the operations of Dominion Energy Gas as Dominion Energy Gas’ operations consist of LNG import/export and storage and regulated gas transmission and storage operations. As a result, the accompanying Consolidated Financial Statements and Notes of Dominion Energy Gas have been retrospectively adjusted to include the historical results and financial position of East Ohio and DGP as discontinued operations until November 2019, presented within the Corporate and Other segment. As the Dominion Energy Gas Restructuring is considered to be a reorganization of entities under common control, Dominion Energy Gas has reflected the disposition as an equity transaction. The following table represents selected information regarding the results of operations of East Ohio, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(millions)
Operating revenue	$154	$383
Depreciation and amortization	22	43
Other operating expenses	128	277
Other income	18	37
Interest and related charges	8	18
Income tax expense	3	17
Net income from discontinued operations	$11	$65

Capital expenditures and significant noncash items relating to East Ohio included the following:

Six Months Ended June 30, 2019
(millions)
Capital expenditures	$168
Significant noncash items
Charge related to a voluntary retirement program	32
Accrued capital expenditures	8

The following table represents selected information regarding the results of operations of DGP, which are reported as discontinued operations in Dominion Energy Gas’ Consolidated Statements of Income:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(millions)
Operating revenue	$34	$79
Depreciation and amortization	1	2
Other operating expenses	12	56
Income tax expense	6	6
Net income from discontinued operations	$15	$15

Capital expenditures and significant noncash items of DGP included the following:

Six Months Ended June 30, 2019
(millions)
Capital Expenditures	$8

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,091	$1,094	$2,249	$1,740
Commercial	728	889	1,526	1,385
Industrial	176	217	358	247
Government and other retail	193	214	412	414
Wholesale	29	41	62	89
Nonregulated electric sales	177	175	409	491
Regulated gas sales:
Residential	182	177	730	779
Commercial	63	73	254	264
Other	16	25	44	63
Nonregulated gas sales	33	71	116	318
Regulated gas transportation and storage:
FERC-regulated	247	247	528	524
State-regulated	182	166	414	379
Nonregulated gas transportation and storage	176	174	351	348
Other regulated revenues(1)	98	82	173	126
Other nonregulated revenues(1)(2)	79	101	167	209
Total operating revenue from contracts with customers	3,470	3,746	7,793	7,376
Other revenues(3)	115	224	288	452
Total operating revenue	$3,585	$3,970	$8,081	$7,828
Virginia Power
Regulated electric sales:
Residential	$818	$808	$1,714	$1,731
Commercial	546	681	1,160	1,317
Industrial	89	118	186	230
Government and other retail	177	197	380	401
Wholesale	21	29	45	66
Other regulated revenues	94	62	156	88
Other nonregulated revenues(1)(2)	20	19	33	33
Total operating revenue from contracts with customers	1,765	1,914	3,674	3,866
Other revenues(2)(3)	40	24	61	37
Total operating revenue	$1,805	$1,938	$3,735	$3,903
Dominion Energy Gas
Regulated gas sales - wholesale	$—	$—	$2	$2
Nonregulated gas sales(2)	—	1	1	3
Regulated gas transportation and storage(2)	302	306	646	646
Nonregulated gas transportation and storage	175	173	350	348
Management service revenue(2)	29	45	60	88
Other regulated revenues(1)	2	3	3	6
Other nonregulated revenues(1)(2)	1	1	2	1
Total operating revenue from contracts with customers	509	529	1,064	1,094
Other revenues(2)	1	1	2	2
Total operating revenue	$510	$530	$1,066	$1,096

1)

Amounts above include sales which are considered to be goods transferred at a point in time. Such amounts included $19 million and $— million for the three months ended June 30, 2020, $42 million and $2 million for the three months ended June 30, 2019, $58 million and $1 million for the six months ended June 30, 2020 and $93 and $3 million for the six months ended June 30, 2019, primarily consisting of NGL sales at Dominion Energy and Dominion Energy Gas, respectively. Additionally, amounts above include sales of renewable energy credits. Such amounts included $7 million and $5 million for the three months ended June 30, 2020, $4 million and $2 million for the three months ended June 30, 2019, $11 million and $8 million for the six months ended June 30, 2020 and $7 million and $3 million for the six months ended June 30, 2019, at Dominion Energy and Virginia Power, respectively.

2)	See Notes 10 and 19 for amounts attributable to related parties and affiliates.
3)

Amounts above include alternative revenue of $39 million and $21 million at Dominion Energy and $34 million and $18 million at Virginia Power for the three months ended June 30, 2020 and 2019, respectively, and $75 million and $35 million at Dominion Energy and $51 million and $26 million at Virginia Power for the six months ended June 30, 2020 and 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2020	2020	2021	2022	2023	2024	Thereafter	Total
(millions)
Dominion Energy	$823	$1,567	$1,475	$1,315	$1,190	$13,095	$19,465
Virginia Power	2	1	—	—	—	—	3
Dominion Energy Gas	899	1,719	1,585	1,402	1,248	13,280	20,133

Contract assets represent an entity’s right to consideration in exchange for goods and services that the entity has transferred to a customer. At June 30, 2020 and December 31, 2019, Dominion Energy’s contract asset balances were $25 million and $28 million, respectively. Dominion Energy Gas’ contract asset balances were $35 million and $40 million at June 30, 2020 and December 31, 2019, respectively. Dominion Energy and Dominion Energy Gas’ contract assets are recorded in other deferred charges and other assets in the Consolidated Balance Sheets. Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At June 30, 2020 and December 31, 2019, Dominion Energy’s contract liability balances were $109 million and $123 million, respectively. At June 30, 2020 and December 31, 2019, Virginia Power’s contract liability balances were $37 million and $24 million, respectively. At June 30, 2020 and December 31, 2019, Dominion Energy Gas’ contract liability balances were $21 million and $20 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2020 and 2019 Dominion Energy recognized revenue of $106 million and $91 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2020 and 2019, Virginia Power recognized $24 million and $22 million, respectively, from the beginning contract liability balance. During the six months ended June 30, 2020 and 2019, Dominion Energy Gas recognized $1 million and $28 million from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power		Dominion Energy Gas
Six Months Ended June 30,	2020	2019	2020	2019	2020		2019
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%		21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	5.6	0.7	4.9	4.7	(255.3)		3.0
Investment tax credits	3.9	(3.8)	(11.3)	(5.2)	—		—
Production tax credits	0.3	(1.1)	(2.0)	(0.8)	—		—
Reversal of excess deferred income taxes	1.5	(6.9)	(0.8)	(4.2)	(68.4)		(0.9)
Write-off of regulatory assets	(4.2)	(41.6)	—	—	189.4		—
AFUDC - equity	0.5	(1.9)	(0.6)	(0.1)	(36.8)		(0.5)
Other, net	0.9	(0.3)	1.1	0.4	(467.1)	(1)	(4.3)	(1)
Effective tax rate	29.5%	(33.9)%	12.3%	15.8%	(617.2)%		18.3%

(1)	Includes (276.0)% and (4.0)% relating to the absence of tax on noncontrolling interest in 2020 and 2019, respectively.

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

For the six months ended June 30, 2020, Dominion Energy’s effective tax rate reflects a charge of $81 million for the write-off of tax-related regulatory assets associated with the impacts of the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project.  In addition, Dominion Energy Gas’ effective tax rate is a function of the nominal year-to-date pre-tax income driven by a charge associated with the Supply Header Project as discussed in Note 2.

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

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses and issued proposed regulations on the application of these rules to certain pass-through entities and partners in those entities under the 2017 Tax Reform Act as modified by the CARES Act.  Dominion Energy is currently assessing the impact of these regulations, but expects interest expense to be deductible in 2020.

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

As of June 30, 2020, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of these unrecognized tax benefits.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions, except EPS)
Net income (loss) attributable to Dominion Energy	$(1,169)	$54	$(1,439)	$(626)
Preferred stock dividends (see Note 16)	(16)	—	(32)	—
Net income (loss) attributable to Dominion Energy – Basic	(1,185)	54	(1,471)	(626)
Dilutive effect of Series A Preferred Stock	—	(13)	—	—
Net income (loss) attributable to Dominion Energy - Diluted	(1,185)	41	(1,471)	(626)
Average shares of common stock outstanding – Basic & Diluted	839.4	802.5	838.8	797.8
Net effect of dilutive securities	—	0.1	—	—
Average shares of common stock outstanding – Diluted	839.4	802.6	838.8	797.8
Earnings Per Common Share – Basic	$(1.41)	$0.07	$(1.75)	$(0.78)
Earnings Per Common Share – Diluted	$(1.41)	$0.05	$(1.75)	$(0.78)

As a result of a net loss for the three and six months ended June 30, 2020 and the six months ended June 30, 2019, any adjustments to earnings or shares would be considered antidilutive and are therefore excluded from the calculation of diluted EPS. The 2019 Equity Units are potentially dilutive securities. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS for the three months ended June 30, 2019, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS, but a fair value adjustment is reflected within net income attributable to Dominion Energy for the calculation of diluted EPS for the three months ended June 30, 2019, based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three months ended June 30, 2019 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended June 30, 2020
Beginning balance	$(651)	$37	$(1,402)	$(2)	$(2,018)
Other comprehensive income before reclassifications: gains (losses)	2	19	(1)	—	20
Amounts reclassified from AOCI: (gains) losses(1)	5	(5)	18	—	18
Net current period other comprehensive income (loss)	7	14	17	—	38
Ending balance	$(644)	$51	$(1,385)	$(2)	$(1,980)
Three Months Ended June 30, 2019
Beginning balance	$(290)	$18	$(1,457)	$(2)	$(1,731)
Other comprehensive income before reclassifications: gains (losses)	(78)	13	113	—	48
Amounts reclassified from AOCI: (gains) losses(1)	(21)	(1)	22	—	—
Net current period other comprehensive income (loss)	(99)	12	135	—	48
Ending balance	$(389)	$30	$(1,322)	$(2)	$(1,683)
Six Months Ended June 30, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(264)	28	(1)	—	(237)
Amounts reclassified from AOCI: (gains) losses(1)	27	(14)	37	—	50
Net current period other comprehensive income (loss)	(237)	14	36	—	(187)
Ending balance	$(644)	$51	$(1,385)	$(2)	$(1,980)
Six Months Ended June 30, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(102)	29	113	—	40
Amounts reclassified from AOCI: (gains) losses(1)	(52)	(1)	30	—	(23)
Net current period other comprehensive income (loss)	(154)	28	143	—	17
Ending balance	$(389)	$30	$(1,322)	$(2)	$(1,683)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(9)	Operating revenue
Interest rate contracts	22	Interest and related charges
Foreign currency contracts	(6)	Other income
Total	7
Tax	(2)	Income tax expense (benefit)
Total, net of tax	$5
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(5)	Other income
Total	(5)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(5)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	31	Other income
Total	26
Tax	(8)	Income tax expense (benefit)
Total, net of tax	$18
Three Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(38)	Operating revenue
Interest rate contracts	13	Interest and related charges
Foreign currency contracts	(4)	Other income
Total	(29)
Tax	8	Income tax expense (benefit)
Total, net of tax	$(21)
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(8)	Other income
Amortization of actuarial losses	27	Other income
Total	19
Tax	3	Income tax expense (benefit)
Total, net of tax	$22

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Six Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(16)	Operating revenue
	3	Purchased gas
Interest rate contracts	49	Interest and related charges
Total	36
Tax	(9)	Income tax expense (benefit)
Total, net of tax	$27
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(18)	Other income
Total	(18)
Tax	4	Income tax expense (benefit)
Total, net of tax	$(14)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(11)	Other income
Amortization of actuarial losses	61	Other income
Total	50
Tax	(13)	Income tax expense (benefit)
Total, net of tax	$37
Six Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(92)	Operating revenue
	(3)	Purchased gas
Interest rate contracts	23	Interest and related charges
Foreign currency contracts	2	Other income
Total	(70)
Tax	18	Income tax expense (benefit)
Total, net of tax	$(52)
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(13)	Other income
Amortization of actuarial losses	54	Other income
Total	41
Tax	(11)	Income tax expense (benefit)
Total, net of tax	$30

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended June 30, 2020
Beginning balance	$(79)	$4	$(75)
Other comprehensive income before reclassifications: gains (losses)	1	6	7
Amounts reclassified from AOCI: (gains) losses(1)	—	(2)	(2)
Net current period other comprehensive income (loss)	1	4	5
Ending balance	$(78)	$8	$(70)
Three Months Ended June 30, 2019
Beginning balance	$(20)	$3	$(17)
Other comprehensive income before reclassifications: gains (losses)	(11)	2	(9)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(10)	1	(9)
Ending balance	$(30)	$4	$(26)
Six Months Ended June 30, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(44)	4	(40)
Amounts reclassified from AOCI: (gains) losses(1)	—	(1)	(1)
Net current period other comprehensive income (loss)	(44)	3	(41)
Ending balance	$(78)	$8	$(70)
Six Months Ended June 30, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(18)	4	(14)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(17)	3	(14)
Ending balance	$(30)	$4	$(26)

(1)	See table below for details about these reclassifications. Virginia Power’s reclassifications out of AOCI were immaterial for both the three and six months ended June 30, 2019.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	(1)	Income tax expense
Total, net of tax	$—
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(4)	Other income
Total	(4)
Tax	2	Income tax expense
Total, net of tax	$(2)
Six Months Ended June 30, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	1	Interest and related charges
Total	1
Tax	(1)	Income tax expense
Total, net of tax	$—
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(2)	Other income
Total	(2)
Tax	1	Income tax expense
Total, net of tax	$(1)

Dominion Energy Gas

The following table presents Dominion Energy Gas’ changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrecognized pension costs	Total
(millions)
Three Months Ended June 30, 2020
Beginning balance	$(166)	$(105)	$(271)
Amounts reclassified from AOCI: (gains) losses(1)	(2)	2	—
Net current period other comprehensive income (loss)	(2)	2	—
Ending balance	$(168)	$(103)	$(271)
Three Months Ended June 30, 2019
Beginning balance	$(48)	$(143)	$(191)
Other comprehensive income before reclassifications: gains (losses)	(24)	29	5
Amounts reclassified from AOCI: (gains) losses(1)	(2)	2	—
Net current period other comprehensive income (loss)	(26)	31	5
Ending balance	$(74)	$(112)	$(186)
Six Months Ended June 30, 2020
Beginning balance	$(81)	$(106)	$(187)
Other comprehensive income before reclassifications: gains (losses)	(91)	—	(91)
Amounts reclassified from AOCI: (gains) losses(1)	4	3	7
Net current period other comprehensive income (loss)	(87)	3	(84)
Ending balance	$(168)	$(103)	$(271)
Six Months Ended June 30, 2019
Beginning balance	$(25)	$(144)	$(169)
Other comprehensive income before reclassifications: gains (losses)	(51)	29	(22)
Amounts reclassified from AOCI: (gains) losses(1)	1	3	4
Net current period other comprehensive income (loss)	(50)	32	(18)
Less other comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(1)
Ending balance	$(74)	$(112)	$(186)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy Gas’ reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$4	Interest and related charges
Foreign currency contracts	(6)	Other income
Total	(2)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(2)
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense (benefit)
Total, net of tax	$2
Three Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$2	Interest and related charges
Foreign currency contracts	(4)	Other income
Total	(2)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(2)
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$2	Other income
Total	2
Tax	—	Income tax expense (benefit)
Total, net of tax	$2
Six Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$6	Interest and related charges
Total	6
Tax	(2)	Income tax expense (benefit)
Total, net of tax	$4
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$4	Other income
Total	4
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$3
Six Months Ended June 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(2)	Net income from discontinued operations
Interest rate contracts	1	Interest and related charges
Foreign currency contracts	2	Other income
Total	1
Tax	—	Income tax expense (benefit)
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Actuarial losses	$4	Other income
Total	4
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$3

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures and swaps contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards, futures and swaps calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices and volumes. For Level 3 fair value measurements, certain forward market prices and implied price volatilities are considered unobservable.

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at June 30, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$112	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	18	Discounted cash flow	Market price (per MWh)	(3)	(1) - 5	1
Total assets	$130
Liabilities
Financial forwards:
FTRs	$5	Discounted cash flow	Market price (per MWh)	(3)	(5) - 5	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 5	2
			Price volatility	(4)	56% - 72%	66%
Total liabilities	$7
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2020
Assets
Derivatives:
Commodity	$—	$52	$130	$182
Interest rate	—	34	—	34
Investments(1):
Equity securities:
U.S.	3,817	—	—	3,817
Fixed income:
Corporate debt instruments	—	624	—	624
Government securities	488	746	—	1,234
Cash equivalents and other	19	12	—	31
Total assets	$4,324	$1,468	$130	$5,922
Liabilities
Derivatives:
Commodity	$—	$43	$7	$50
Interest rate	—	1,272	—	1,272
Foreign currency	—	12	—	12
Total liabilities	$—	$1,327	$7	$1,334
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$55	$19	$74
Interest rate	—	11	—	11
Foreign currency	—	8	—	8
Investments(1):
Equity securities:
U.S.	4,195	—	—	4,195
Fixed income:
Corporate debt instruments	—	463	—	463
Government securities	473	719	—	1,192
Cash equivalents and other	19	1	—	20
Total assets	$4,687	$1,257	$19	$5,963
Liabilities
Derivatives:
Commodity	$—	$75	$56	$131
Interest rate	—	606	—	606
Foreign currency	—	3	—	3
Total liabilities	$—	$684	$56	$740
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $296 million and $274 million of assets at June 30, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(millions)
Beginning balance	$43	$53	$(37)	$64
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	3	—	2
Purchased gas	—	1	—	1
Electric fuel and other energy-related purchases	(4)	(3)	(26)	(7)
Included in regulatory assets/liabilities	80	18	160	25
Settlements	4	3	26	2
Purchases	—	—	—	(10)
Transfers out of Level 3	—	—	—	(2)
Ending balance	$123	$75	$123	$75
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date:
Operating revenue	$—	$2	$—	$2
Purchased gas	—	1	—	1
Total	$—	$3	$—	$3

 There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2020 and 2019.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$112	Discounted cash flow	Market price (per Dth)	(3)	(2) - 2	(1)
FTRs	18	Discounted cash flow	Market price (per MWh)	(3)	(1) - 5	1
Total assets	$130
Liabilities
Financial forwards:
FTRs	$5	Discounted cash flow	Market price (per MWh)	(3)	(5) - 5	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	1 - 5	2
			Price volatility	(4)	56% - 72%	66%
Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2020
Assets
Derivatives:
Commodity	$—	$3	$130	$133
Investments(1):
Equity securities:
U.S.	1,787	—	—	1,787
Fixed income:
Corporate debt instruments	—	354	—	354
Government securities	184	306	—	490
Total assets	$1,971	$663	$130	$2,764
Liabilities
Derivatives:
Commodity	$—	$17	$7	$24
Interest rate	—	980	—	980
Total liabilities	$—	$997	$7	$1,004
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$3	$19	$22
Interest rate	—	2	—	2
Investments(1):
Equity securities:
U.S.	1,920	—	—	1,920
Fixed income:
Corporate debt instruments	—	256	—	256
Government securities	186	361	—	547
Cash equivalents and other	—	1	—	1
Total assets	$2,106	$623	$19	$2,748
Liabilities
Derivatives:
Commodity	$—	$47	$56	$103
Interest rate	—	363	—	363
Total liabilities	$—	$410	$56	$466

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $154 million and $159 million of assets at June 30, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(millions)
Beginning balance	$43	$59	$(37)	$60
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(4)	(3)	(26)	(7)
Included in regulatory assets/liabilities	80	18	160	26
Settlements	4	3	26	(2)
Ending balance	$123	$77	$123	$77

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2020 and 2019.

Dominion Energy Gas

The following table presents Dominion Energy Gas’ assets and liabilities for derivatives that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2020
Liabilities
Interest rate	$—	$192	$—	$192
Foreign currency	—	12	—	12
Total liabilities	$—	$204	$—	$204
At December 31, 2019
Assets
Foreign currency	$—	$8	$—	$8
Total assets	$—	$8	$—	$8
Liabilities
Interest rate	$—	$83	$—	$83
Foreign currency	—	3	—	3
Total liabilities	$—	$86	$—	$86

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

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)	$36,060	$42,151	$32,055	$36,155
Supplemental 364-Day credit facility borrowings	225	225	—	—
Junior subordinated notes(3)	3,408	3,554	4,797	4,953
Virginia Power
Long-term debt(3)	$12,328	$15,189	$12,326	$14,281
Dominion Energy Gas
Long-term debt(4)	$5,523	$5,891	$5,520	$5,738

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments. At June 30, 2020 and December 31, 2019, includes the valuation of certain fair value hedges associated with fixed rate debt of $4 million and $4 million, respectively.

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

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion Energy’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power and Dominion Energy Gas’ derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency or other conditions.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$136	$9	$—	$127	$35	$21	$—	$14
Exchange	45	20	7	18	37	21	—	16
Interest rate contracts:
Over-the-counter	34	14	—	20	11	3	—	8
Foreign currency contracts:
Over-the-counter	—	—	—	—	8	8	—	—
Total derivatives, subject to a master netting or similar arrangement	$215	$43	$7	$165	$91	$53	$—	$38

(1)	Excludes $1 million and $2 million of derivative assets at June 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$30	$9	$—	$21	$105	$21	$—	$84
Exchange	20	20	—	—	21	21	—	—
Interest rate contracts:
Over-the-counter	1,272	14	22	1,236	606	8	35	563
Foreign currency contracts:
Over-the-counter	12	—	—	12	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,334	$43	$22	$1,269	$735	$53	$35	$647

(1)	Excludes $— million and $5 million of derivative liabilities at June 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	69	32
Basis	236	538
Electricity (MWh):
Fixed price	4,964,045	2,775,850
FTRs	101,087,887	—
Liquids (Gal)(2)	26,460,000	—
Interest rate(3)	$1,950,000,000	$6,576,403,434
Foreign currency(3)	€-	€250,000,000

(1)	Includes options.
(2)	Includes NGLs.
(3)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(2)	$(2)	18 months
Electricity	8	8	6 months
NGL	—	—	6 months
Interest rate	(640)	(59)	378 months
Foreign currency	(10)	(4)	72 months
Total	$(644)	$(57)

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

In connection with the agreement Dominion Energy entered in July 2020 for the disposition of substantially all of its gas transmission and storage operations, certain cash flow hedges of debt-related items will become probable of not occurring.  See Note 3 for further information.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated in fair value hedges during the three and six months ended June 30, 2020. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three and six months ended June 30, 2019.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(millions)
Long-term debt	$(1,154)	$(1,154)	$(4)	$(4)

(1)	Includes $(1.1) billion and $(397) million related to discontinued hedging relationships at June 30, 2020 and December 31, 2019, respectively.
(2)	Includes $(4) million and $3 million of hedging adjustments on discontinued hedging relationships at June 30, 2020 and December 31, 2019, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2020
ASSETS
Current Assets
Commodity	$—	$73	$73
Interest rate	—	8	8
Total current derivative assets(1)	—	81	81
Noncurrent Assets
Commodity	—	109	109
Interest rate	—	26	26
Total noncurrent derivative assets(2)	—	135	135
Total derivative assets	$—	$216	$216
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	514	25	539
Foreign currency	5	—	5
Total current derivative liabilities	519	67	586
Noncurrent Liabilities
Commodity	—	8	8
Interest rate	655	78	733
Foreign currency	7	—	7
Total noncurrent derivative liabilities	662	86	748
Total derivative liabilities	$1,181	$153	$1,334
December 31, 2019
ASSETS
Current Assets
Commodity	$30	$37	$67
Interest rate	1	—	1
Total current derivative assets(1)	31	37	68
Noncurrent Assets
Commodity	1	6	7
Interest rate	10	—	10
Foreign currency	8	—	8
Total noncurrent derivative assets(2)	19	6	25
Total derivative assets	$50	$43	$93
LIABILITIES
Current Liabilities
Commodity	$6	$77	$83
Interest rate	321	1	322
Foreign currency	3	—	3
Total current derivative liabilities	330	78	408
Noncurrent Liabilities
Commodity	1	47	48
Interest rate	267	17	284
Total noncurrent derivative liabilities	268	64	332
Total derivative liabilities	$598	$142	$740

(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$9
Purchased gas		—
Total commodity	$—	$9	$—
Interest rate(3)	—	(22)	14
Foreign currency(4)	6	6	—
Total	$6	$(7)	$14
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$38
Total commodity	$35	$38	$—
Interest rate(3)	(142)	(13)	(131)
Foreign currency(4)	2	4	—
Total	$(105)	$29	$(131)
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$16
Purchased gas		(3)
Electric fuel and other energy-related purchases		—
Total commodity	$—	$13	$—
Interest rate(3)	(336)	(49)	(550)
Foreign currency(4)	(17)	—	—
Total	$(353)	$(36)	$(550)
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$92
Purchased gas		3
Total commodity	$101	$95	$—
Interest rate(3)	(226)	(23)	(215)
Foreign currency(4)	(9)	(2)	—
Total	$(134)	$70	$(215)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in other income (expense).

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(10)	$27	$55	$30
Purchased gas	—	(11)	(14)	(8)
Electric fuel and other energy-related purchases	(8)	(3)	(73)	(12)
Interest rate(2)	(25)	—	(86)	—
Total	$(43)	$13	$(118)	$10

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$129	$5	$—	$124	$19	$18	$—	$1
Interest rate contracts:
Over-the-counter	—	—	—	—	2	—	—	2
Total derivatives, subject to a master netting or similar arrangement	$129	$5	$—	$124	$21	$18	$—	$3

(1)	Excludes $4 million and $3 million of derivative assets at June 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$5	$5	$—	$—	$59	$18	$—	$41
Interest rate contracts:
Over-the-counter	980	—	—	980	363	—	—	363
Total derivatives, subject to a master netting or similar arrangement	$985	$5	$—	$980	$422	$18	$—	$404

(1)	Excludes $19 million and $44 million of derivative liabilities at June 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	38	8
Basis	143	507
Electricity (MWh):
FTRs	101,087,887	—
Interest rate(2)	$900,000,000	$1,150,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(78)	$(1)	378 months
Total	$(78)	$(1)

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
(millions)
June 30, 2020
ASSETS
Current Assets
Commodity	$—	$31	$31
Total current derivative assets(1)	—	31	31
Noncurrent Assets
Commodity	—	102	102
Total noncurrent derivative assets(2)	—	102	102
Total derivative assets	$—	$133	$133
LIABILITIES
Current Liabilities
Commodity	$—	$23	$23
Interest rate	455	—	455
Total current derivative liabilities	455	23	478
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	525	—	525
Total noncurrent derivatives liabilities(3)	525	1	526
Total derivative liabilities	$980	$24	$1,004
December 31, 2019
ASSETS
Current Assets
Commodity	$—	$20	$20
Total current derivative assets(1)	—	20	20
Noncurrent Assets
Commodity	—	2	2
Interest rate	2	—	2
Total noncurrent derivative assets(2)	2	2	4
Total derivative assets	$2	$22	$24
LIABILITIES
Current Liabilities
Commodity	$—	$58	$58
Interest rate	185	—	185
Total current derivatives liabilities(4)	185	58	243
Noncurrent Liabilities
Commodity	—	45	45
Interest rate	178	—	178
Total noncurrent derivatives liabilities(3)	178	45	223
Total derivative liabilities	$363	$103	$466

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$2	$(1)	$13
Total	$2	$(1)	$13
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(15)	$(1)	$(133)
Total	$(15)	$(1)	$(133)
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(59)	$(1)	$(552)
Total	$(59)	$(1)	$(552)
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(24)	$(1)	$(218)
Total	$(24)	$(1)	$(218)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(8)	$(3)	$(73)	$(12)
Total	$(8)	$(3)	$(73)	$(12)

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

Dominion Energy Gas

Balance Sheet Presentation

The tables below present Dominion Energy Gas’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Foreign currency contracts:
Over-the-counter	$—	$—	$—	$—	$8	$8	$—	$—
Total derivatives, subject to a master netting or similar arrangement	$—	$—	$—	$—	$8	$8	$—	$—

	June 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$192	$—	$—	$192	$83	$5	$—	$78
Foreign currency contracts:
Over-the-counter	12	—	—	12	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$204	$—	$—	$204	$86	$8	$—	$78

Volumes

The following table presents the volume of Dominion Energy Gas’ derivative activity at June 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Interest rate(1)	$750,000,000	$550,000,000
Foreign currency(1)	€-	€250,000,000

(1)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Gas’ Consolidated Balance Sheet at June 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(158)	$(11)	294 months
Foreign currency	(10)	(4)	72 months
Total	$(168)	$(15)

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

In connection with the agreement Dominion Energy entered in July 2020 for the disposition of substantially all of its gas transmission and storage operations, certain cash flow hedges of debt-related items will become probable of not occurring.  See Note 3 for further information.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy Gas’ derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value- Derivatives Under Hedge Accounting	Fair Value-Derivatives Not Under Hedge Accounting	Total Fair Value
(millions)
June 30, 2020
LIABILITIES
Current Liabilities
Interest rate	$58	$13	$71
Foreign currency	5	—	5
Total current derivative liabilities(2)	63	13	76
Noncurrent Liabilities
Interest rate	121	—	121
Foreign currency	7	—	7
Total noncurrent derivative liabilities(3)	128	—	128
Total derivative liabilities	$191	$13	$204
December 31, 2019
ASSETS
Noncurrent Assets
Foreign currency	$8	$—	$8
Total noncurrent derivative assets(1)	8	—	8
Total derivative assets	$8	$—	$8
LIABILITIES
Current Liabilities
Interest rate	$30	$—	$30
Foreign currency	3	—	3
Total current derivative liabilities(2)	33	—	33
Noncurrent Liabilities
Interest rate	53	—	53
Total noncurrent derivative liabilities(3)	53	—	53
Total derivative liabilities	$86	$—	$86

(1)	Noncurrent derivatives assets are presented in other deferred charges and other assets in Dominion Energy Gas’ Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Gas’ derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	$(4)	$(4)
Foreign currency(3)	5	6
Total	$1	$2
Three Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$—
Total commodity	$3	$—
Interest rate(2)	(36)	(2)
Foreign currency(3)	1	4
Total	$(32)	$2
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(2)	(105)	(6)
Foreign currency(3)	(17)	—
Total	$(122)	$(6)
Six Months Ended June 30, 2019
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$2
Total commodity	$2	$2
Interest rate(2)	(60)	(1)
Foreign currency(3)	(10)	(2)
Total	$(68)	$(1)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Gas’ Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.
(3)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in other income.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Interest rate(1)	$—	$—	$(8)	$—
Total	$—	$—	$(8)	$—

(1)	Amounts recorded in Dominion Energy Gas’ Consolidated Statements of Income are classified in interest and related charges.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $121 million and $120 million at June 30, 2020 and December 31, 2019, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses		Fair Value
(millions)
June 30, 2020
Equity securities:(1)
U.S.	$1,701	$2,221	$(71)		$—		$3,851
Fixed income securities:(2)
Corporate debt instruments	577	48	(1)		—		624
Government securities	1,119	62	(1)		—		1,180
Common/collective trust funds	146	2	—		—		148
Insurance contracts	223	—	—		—		223
Cash equivalents and other(3)	(8)	2	(2)		—		(8)
Total	$3,758	$2,335	$(75)	(4)	$—	(5)	$6,018
December 31, 2019
Equity securities:(1)
U.S.	$1,807	$2,451	$(20)		$—		$4,238
Fixed income securities:(2)
Corporate debt instruments	434	29	—		—		463
Government securities	1,108	39	(2)		—		1,145
Common/collective trust funds	115	4	—		—		119
Insurance contracts	214	—	—		—		214
Cash equivalents and other(3)	13	—	—		—		13
Total	$3,691	$2,523	$(22)	(4)	$—		$6,192

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $35 million and $1 million at June 30, 2020 and December 31, 2019, respectively.
(4)	The fair value of securities in an unrealized loss position was $181 million and $298 million at June 30, 2020 and December 31, 2019, respectively.
(5)

The allowance for credit losses associated with fixed income securities decreased from March 31, 2020 by $21 million.  These recoveries are a result of improvements in credit spreads experienced in the market between March 31, 2020 and June 30, 2020.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Net gains (losses) recognized during the period	$610	$156	$(288)	$570
Less: Net (gains) losses recognized during the period on securities sold during the period	(5)	(25)	9	(44)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2020 and 2019(1)	$605	$131	$(279)	$526

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$212
Due after one year through five years	486
Due after five years through ten years	485
Due after ten years	769
Total	$1,952

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Proceeds from sales	$1,058	$376	$1,660	$882
Realized gains(1)	74	56	140	99
Realized losses(1)	61	27	130	50

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses		Fair Value
(millions)
June 30, 2020
Equity securities:(1)
U.S.	$901	$1,028	$(46)		$—		$1,883
Fixed income securities:(2)
Corporate debt instruments	328	26	—		—		354
Government securities	467	23	(1)		—		489
Common/collective trust funds	57	—	—		—		57
Cash equivalents and other(3)	(1)	—	—		—		(1)
Total	$1,752	$1,077	$(47)	(4)	$—	(5)	$2,782
December 31, 2019
Equity securities:(1)
U.S.	$894	$1,144	$(11)		$—		$2,027
Fixed income securities:(2)
Corporate debt instruments	241	15	—		—		256
Government securities	534	14	(2)		—		546
Common/collective trust funds	51	—	—		—		51
Cash equivalents and other	1	—	—		—		1
Total	$1,721	$1,173	$(13)	(4)	$—		$2,881

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $1 million at June 30, 2020.
(4)	The fair value of securities in an unrealized loss position was $74 million and $185 million at June 30, 2020 and December 31, 2019, respectively.
(5)

The allowance for credit losses associated with fixed income securities decreased from March 31, 2020 by $12 million.  These recoveries are a result of improvements in credit spreads experienced in the market between March 31, 2020 and June 30, 2020.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Net gains (losses) recognized during the period	$269	$70	$(154)	$256
Less: Net (gains) losses recognized during the period on securities sold during the period	(3)	(7)	3	(8)
Unrealized gains (losses) recognized during the period on securities still held at June 30, 2020 and 2019(1)	$266	$63	$(151)	$248

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$79
Due after one year through five years	227
Due after five years through ten years	273
Due after ten years	321
Total	$900

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Proceeds from sales	$236	$194	$530	$447
Realized gains(1)	24	15	55	25
Realized losses(1)	17	3	48	12

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy

Dominion Energy’s equity earnings (losses) on its investments totaled $(2.2) billion and $80 million for the six months ended June 30, 2020 and 2019, respectively. Dominion Energy received distributions of $46 million and $57 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $96 million and $110 million, respectively. At June 30, 2020, these differences are comprised of $175 million of equity method goodwill that is not being amortized and a net $79 million basis difference primarily attributable to Dominion Energy’s investments in Fowler Ridge and an unfunded commitment made to Align RNG.  At December 31, 2019, these differences are comprised of $159 million of equity method goodwill that is not being amortized and a net $49 million basis difference from Dominion Energy’s investments in Fowler Ridge, which is being amortized over the useful lives of the underlying assets, in Atlantic Coast Pipeline, which is being amortized over the term of its credit facility, and an unfunded commitment made to Align RNG.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke Energy and Southern, announced the formation of Atlantic Coast Pipeline for the purpose of constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of Dominion Energy, Duke Energy and Southern had planned to be customers of the pipeline under 20-year contracts.

In March 2020, Dominion Energy completed the acquisition from Southern of its 5% membership interest in Atlantic Coast Pipeline and its 100% ownership interest in Pivotal LNG, Inc., for $184 million in aggregate, subject to certain purchase price adjustments. Pivotal LNG, Inc. includes a 50% noncontrolling interest in JAX LNG.  Following completion of the acquisition, Dominion Energy owns a 53% noncontrolling membership interest in Atlantic Coast Pipeline with Duke Energy owning the remaining interest.

Atlantic Coast Pipeline continues to be reflected as an equity method investment as the power to direct the activities most significant to Atlantic Coast Pipeline is shared with Duke Energy.  As a result, Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

The Atlantic Coast Pipeline Project had been the subject of challenges in federal courts including, among others, challenges of the Atlantic Coast Pipeline Project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, and the FERC order approving the CPCN. Each of these challenges alleged non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the Atlantic Coast Pipeline Project was permitted to proceed. Since December 2018, notable developments in these challenges included a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit and the same court’s July 2019 vacatur of the biological opinion and incidental take statement (which stay and subsequent vacatur halted most project construction activity), the U.S. Court of Appeals for the Fourth Circuit decisions vacating the permits to cross certain federal forests and the air permit for a compressor station at Buckingham, Virginia, the U.S. Court of Appeals for the Fourth Circuit’s remand to the Army Corps of Engineers of Atlantic Coast Pipeline’s Huntington District 404 verification and the U.S. Court of Appeals for the Fourth Circuit’s remand to the National Park Service of Atlantic Coast Pipeline’s Blue Ridge Parkway right-of-way. In June 2019, the Solicitor General of the U.S. and Atlantic Coast Pipeline filed petitions requesting that the Supreme Court of the U.S. hear the case regarding the Appalachian Trail crossing and in June 2020, the Supreme Court of the U.S. ruled in favor of the Atlantic Coast Pipeline, reversing the lower court’s decision and remanding the case back to the U.S. Court of Appeals for the Fourth Circuit.

The project also faced new and serious challenges from uncertainty related to NWP 12, specifically, from the decision of the U.S. District Court for the District of Montana in April 2020 vacating an NWP 12 issued by the Army Corps of Engineers, including among other things gas pipelines, followed by a U.S. Court of Appeals for the Ninth Circuit ruling in May 2020 denying a stay of that decision. In July 2020, the Supreme Court of the U.S. issued an order allowing other new oil and gas pipeline projects to use the NWP 12 process pending appeal to the U.S. Court of Appeals for the Ninth Circuit; however, that did not decrease the uncertainty associated with an eventual ruling.  The Montana district court decision was viewed as likely to prompt similar challenges in other federal circuit courts related to permits issued under NWP 12, including for the Atlantic Coast Pipeline Project.

In July 2020, as a result of the continued permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

As a result of the determination of the probable abandonment of the Atlantic Coast Pipeline Project in June 2020, Atlantic Coast Pipeline has provided to Dominion Energy that it recorded net losses of $4.4 billion and $4.3 billion for the three and six months ended June 30, 2020, respectively, compared to net income of $61 million and $114 million for the three and six months ended June 30, 2019, respectively, and that it did not record revenue for any period.  As a result, Dominion Energy has recorded within earnings

(loss) from equity method investees a loss of $2.3 billion for both the three and six months ended June 30, 2020 compared to income of $29 million and $53 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, Dominion Energy has recorded a liability of $1.0 billion within other current liabilities in its Consolidated Balance Sheet, as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its credit facility and AROs.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. As of June 30, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility. In July 2020, the capacity of the revolving credit facility was reduced from $3.4 billion to $1.9 billion.  Dominion Energy’s Consolidated Balance Sheets include a liability of $14 million associated with this guarantee agreement at December 31, 2019. The $1.0 billion liability at June 30, 2020 discussed above includes a $48 million adjustment related to this guarantee agreement that is reflected within equity as a cumulative effect of a change in accounting principle upon adoption of the new credit loss standard in January 2020.

Dominion Energy recorded contributions of $13 million and $33 million during the three months ended June 30, 2020 and 2019, respectively, and $29 million and $128 million during the six months ended June 30, 2020 and 2019, respectively, to Atlantic Coast Pipeline. At June 30, 2020 and December 31, 2019, Dominion Energy had $5 million and $7 million, respectively, of contributions payable to Atlantic Coast Pipeline included within other current liabilities in the Consolidated Balance Sheets.

Dominion Energy expects to incur additional losses from Atlantic Coast Pipeline as it completes wind-down activities.  While Dominion Energy is unable to precisely estimate the amounts to be incurred by Atlantic Coast Pipeline, the portion of such amounts attributable to Dominion Energy is not expected to be material to Dominion Energy’s results of operations, financial position or statement of cash flows.  In connection with the sale of Dominion Energy’s gas transmission and storage operations to BHE discussed in Note 3, Dominion Energy expects to reflect the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations effective in the third quarter of 2020.

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

Fowler Ridge

In July 2020, Dominion Energy entered into an agreement to sell its 50% noncontrolling partnership interest in Fowler Ridge to BP and to terminate a long-term power, capacity and renewable energy credit contract for a net payment by Dominion Energy of $150 million. The transaction is expected to close in the third quarter of 2020, subject to approval by FERC. Dominion Energy expects to record a loss of approximately $220 million ($170 million after-tax), consisting of a loss on the contract termination partially offset by a gain on the sale of the partnership interest.

Dominion Energy Gas

Dominion Energy Gas’ equity earnings totaled $23 million and $22 million for the six months ended June 30, 2020 and 2019, respectively. Dominion Energy Gas received distributions of $25 million and $30 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the carrying amount of Dominion Energy Gas’ investment of $310 million and $312 million, respectively, exceeded its share of underlying equity in net assets by $146 million. The difference reflects equity method goodwill and is not being amortized.

Atlantic Coast Pipeline

DETI provides services to Atlantic Coast Pipeline which totaled $17 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and $37 million and $57 million for the six months ended June 30, 2020 and 2019, respectively, included in operating revenue in Dominion Energy and Dominion Energy Gas’ Consolidated Statements of Income. Amounts receivable related to these services were $7 million at both June 30, 2020 and December 31, 2019, respectively, composed entirely of accrued unbilled revenue, included in other receivables in Dominion Energy and Dominion Energy Gas’ Consolidated Balance Sheets.

Note 11. Property, Plant and Equipment

Acquisitions of Solar Projects

Other than the items discussed below, there have been no updates to acquisitions of solar projects by Dominion Energy or Virginia Power from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents acquisitions by Virginia Power of solar projects. Virginia Power expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
May 2020	May 2020	Virginia	Pumpkinseed	$130	Expected 2022	60

(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
August 2019	August 2019	Virginia	Myrtle	$32	June 2020	15
May 2020	May 2020	South Carolina	Blackville	15	Expected 2020	7
May 2020	May 2020	South Carolina	Denmark	15	Expected 2020	6
May 2020	Expected August 2020	South Carolina	Yemassee	20	Expected 2020	10
May 2020	Expected August 2020	South Carolina	Trask	25	Expected 2020	12
June 2020	June 2020	Ohio	Hardin I	250	Expected 2020	150
July 2020	July 2020	Virginia	Madison	125	Expected 2021	62

(1)	Includes acquisition cost.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates in 2020 or 2021. Through July 2020, Dominion Energy anticipates a total projected cost of approximately $35 million under these agreements with an associated aggregate generation capacity of 18 MW.

Acquisition of Gathering and Processing Assets

In March 2020, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase existing natural gas gathering systems including pipelines, compressors and dehydration equipment for total consideration of $38 million. These facilities gather natural gas in Colorado, Utah and Wyoming.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2020	December 31, 2019
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred project costs and DSM programs for gas utilities(2)	49	21
Unrecovered gas costs(3)	42	102
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)	58	109
Deferred nuclear refueling outage costs(6)	60	68
NND Project costs(7)	138	138
PJM transmission rates(8)	21	121
Other	248	272
Regulatory assets-current	616	879
Pension and other postretirement benefit costs(9)	1,392	1,431
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)(10)(11)	409	235
PJM transmission rates(8)	154	85
Deferred project costs for gas utilities(2)	557	521
Interest rate hedges(12)	1,302	741
AROs and related funding(13)	312	311
Cost of reacquired debt(14)	252	262
NND Project costs(7)	2,434	2,503
Ash pond and landfill closure costs(15)	2,139	1,016
Other	487	582
Regulatory assets-noncurrent	9,438	7,687
Total regulatory assets	$10,054	$8,566
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$111	$—
Provision for future cost of removal and AROs(16)	142	142
Reserve for refunds and rate credits to electric utility customers(17)	134	143
Cost-of-service impact of 2017 Tax Reform Act(18)	35	4
Income taxes refundable through future rates(19)	140	77
Monetization of guarantee settlement(20)	67	67
Other	120	64
Regulatory liabilities-current	749	497
Income taxes refundable through future rates(19)	4,988	5,088
Provision for future cost of removal and AROs(16)	2,253	2,302
Nuclear decommissioning trust(21)	1,372	1,471
Monetization of guarantee settlement(20)	936	970
Reserve for refunds and rate credits to electric utility customers(17)	588	656
Overrecovered other postretirement benefit costs(22)	212	189
Other	331	325
Regulatory liabilities-noncurrent	10,680	11,001
Total regulatory liabilities	$11,429	$11,498

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(11)

During the second quarter of 2020, Virginia Power recorded a charge of $16 million ($15 million after-tax) in impairment of assets and other charges to write off the balance of a regulatory asset for which it is no longer seeking recovery.

(12)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of June 30, 2020.

(13)

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

(14)  Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 26 years as of June 30, 2020.

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

(22)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	June 30, 2020	December 31, 2019
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred rate adjustment clause costs(2)(3)	58	109
Deferred nuclear refueling outage costs(4)	60	68
PJM transmission rates(5)	21	121
Other	58	87
Regulatory assets-current	197	433
Deferred rate adjustment clause costs(2)(3)(6)(7)	409	235
PJM transmission rates(5)	154	85
Interest rate hedges(8)	956	404
Ash pond and landfill closure costs(9)	2,139	1,016
Other	122	123
Regulatory assets-noncurrent	3,780	1,863
Total regulatory assets	$3,977	$2,296
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$111	$—
Provision for future cost of removal(10)	103	103
Income taxes refundable through future rates(11)	54	54
Other	28	10
Regulatory liabilities-current	296	167
Income taxes refundable through future rates(11)	2,425	2,438
Nuclear decommissioning trust(12)	1,372	1,471
Provision for future cost of removal(10)	993	1,054
Deferred cost of fuel used in electric generation(1)	3	30
Other	161	81
Regulatory liabilities-noncurrent	4,954	5,074
Total regulatory liabilities	$5,250	$5,241

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
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

(7)

During the second quarter of 2020, Virginia Power recorded a charge of $16 million ($15 million after-tax) in impairment of assets and other charges to write off the balance of a regulatory asset for which it is no longer seeking recovery.

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 26 years as of June 30, 2020.

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

	June 30, 2020	December 31, 2019
(millions)
Dominion Energy Gas
Regulatory assets:
Unrecovered gas costs(1)	$2	$2
Other	7	6
Regulatory assets-current(2)	9	8
Interest rate hedges(3)	32	32
Other	5	8
Regulatory assets-noncurrent(4)	37	40
Total regulatory assets	$46	$48
Regulatory liabilities:
Provision for future cost of removal and AROs(5)	$18	$18
Overrecovered gas costs(1)	6	8
Other	13	15
Regulatory liabilities-current(6)	37	41
Income taxes refundable through future rates(7)	566	560
Provision for future cost of removal and AROs(5)	93	95
Overrecovered other postretirement benefit costs(8)	151	133
Other	10	12
Regulatory liabilities-noncurrent(9)	820	800
Total regulatory liabilities	$857	$841

(1)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with FERC.
(2)	Current regulatory assets are presented in other current assets in Dominion Energy Gas’ Consolidated Balance Sheets.
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

At June 30, 2020, Dominion Energy, Virginia Power and Dominion Energy Gas’ regulatory assets include $4.8 billion, $3.4 billion and $44 million, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. In March 2020, the Utah Commission issued an order approving Questar Gas’ proposal to refund the January 2019 through February 2020 amortization of excess deferred income taxes over 12 months beginning in June 2020. In April 2020, at the request of the Wyoming Commission, this matter was considered in conjunction with the base rate case that was filed in November 2019. In June 2020, the Wyoming Commission approved a proposal to share the benefits of deferred income taxes for the period January 2018 through August 2020 with customers over a one-year period beginning in September 2020. In addition, new base rates that go into effect in September 2020 will include the prospective impacts of sharing excess deferred income taxes with customers.

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

-

Fossil Fuel Electric Generation:  The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposes a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities, which could result in the reversal of previous retirement costs deemed recovered during the review period ending 2020. As discussed in Note 2, Virginia Power had recorded charges for early retirement of certain coal- and -oil fired generating units in the first quarters of 2020 and 2019. Virginia Power also revised the depreciable lives of Altavista, Southampton and Hopewell for the mandated retirement to the end of 2028, which will not have a material impact to Virginia Power’s results of operations or cash flows given the existing regulatory framework.

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

In May 2020 and July 2020, Virginia Power entered into and closed on separate agreements to acquire Grassfield Solar, Norge Solar and Sycamore Solar. The projects are expected to cost approximately $170 million in aggregate once constructed, including the initial acquisition cost. The facilities are expected to generate 82 MW combined and be placed into service by the end of 2022. Virginia Power expects to file with the Virginia Commission for CPCNs to construct and operate these projects as well as a rider to recover the costs associated with the recovery of certain renewable generation facilities in Virginia by the end of 2020.

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

In September 2019, Virginia Power filed a revised plan which includes six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) telecommunications infrastructure; (v) cyber security; and (vi) a smart charging electric vehicle infrastructure pilot program (Phase IB). For Phase IB, the total proposed capital investment during 2019 – 2021 was $503 million and the proposed operations and maintenance investment was $78 million. In March 2020, the Virginia Commission issued an order approving $212 million of costs related to a new customer information platform, targeted grid hardening and corridor improvements, an electric vehicle Smart Charging Infrastructure Pilot Program, cyber security, stakeholder engagement and customer education and denied the costs associated with AMI, self-healing grid and certain other grid hardening projects alleging that Virginia Power did not prove the reasonableness and prudency of these costs. In April 2020, Virginia Power filed a petition for reconsideration of the Virginia Commission’s order and requested clarification of certain matters, including the Smart Charging Infrastructure Pilot Program.  Additionally, Virginia Power requested clarification of certain matters relating to an AMI time-of-use rate and the smart charging electric vehicle infrastructure pilot program. Subsequently, in April 2020, the Virginia Commission denied in full Virginia Power’s petition for reconsideration; however, it stated that its March 2020 order contained all necessary approvals for the smart charging electric vehicle infrastructure pilot program.  Virginia Power intends to file a revised plan that will address the elements needed for a comprehensive plan, as outlined by the Virginia Commission in its order.

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

Virginia Fuel Expenses

In February 2020, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2020 and a projected over-recovery of approximately $81 million for the prior year balance as of June 30, 2020. Virginia Power requested that the new fuel factor rate be implemented on an interim basis two months early, beginning on May 1, 2020. In March 2020, the Virginia Commission approved the interim rates. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of approximately $393 million when applied to projected kilowatt-hour sales for the rate year beginning May 1, 2020. In June 2020, the Virginia Commission approved a revised fuel rate based on an updated projected over-recovery of $103 million for the prior year balance as of June 30, 2020.

Rate Adjustment Clauses

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2020, Virginia Power proposed a $1.0 billion total revenue requirement consisting of $474 million for the transmission component of Virginia Power’s base rates and $529 million for Rider T1 for the rate year beginning September 1, 2020. This total revenue requirement represents a $73 million increase versus the revenues to be produced during the rate year under current rates. In July 2020, the Virginia Commission approved the filing.

•

The Virginia Commission previously approved Riders C1A, C2A and C3A in connection with cost recovery for DSM programs. In December 2019, Virginia Power filed a petition to approve an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $186 million cost cap, and proposed a total $60 million revenue requirement for the rate year beginning September 1, 2020. This total revenue requirement represents an $11 million increase over the previous year. In July 2020, the Virginia Commission approved the filing.

•

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In June 2020, Virginia Power proposed an $80 total revenue requirement consisting of $44 million for previously approved phases and $36 million for phase five costs for Rider U for the rate year beginning April 1, 2021. This total revenue requirement represents a $28 million increase over the previous year. This matter is pending.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider US-3	July 2019	March 2020	June 2020	$28	$18
Rider BW	October 2019	June 2020	September 2020	99	(20)
Rider US-2	October 2019	July 2020	September 2020	10	(5)
Rider B	June 2020	Pending	April 2021	24	(8)
Rider GV	June 2020	Pending	April 2021	154	22
Rider R	June 2020	Pending	April 2021	59	15
Rider S	June 2020	Pending	April 2021	194	(1)
Rider W	June 2020	Pending	April 2021	120	14
Rider US-3	July 2020	Pending	June 2021	39	10
Rider US-4	July 2020	Pending	June 2021	12	4

Electric Transmission Projects

In December 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct a new Evergreen Mills switching station and add approximately one mile of overhead 230 kV double circuit transmission lines from both the existing Brambleton-Yardley Ridge line and Brambleton-Poland Road line in Loudoun County, Virginia, estimated to cost approximately $30 million. In May 2020, the Virginia Commission issued an order approving in part and denying in part the petition. The Virginia Commission approved Virginia Power’s request to construct the new Evergreen Mills switching station and the new 230 kV double circuit transmission line from the existing Brambleton-Yardley Ridge line with a total estimated cost of $25 million.

Additional Virginia Power electric transmission projects approved and applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild and operate five segments between the Loudoun and Ox substations	August 2019	June 2020	230 kV	19	70
Rebuild and operate two lines in Chesterfield County, Virginia	January 2020	June 2020	230 kV	3	15
Bristers-Ladysmith Rebuild Project in the counties of Fauquier, Stafford, Spotsylvania, and Caroline, Virginia	May 2020	Pending	500 kV	37	110

North Carolina Regulation

North Carolina Base Rate Case

In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $27 million effective November 1, 2019 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective January 1, 2020. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned return of 7.52% based upon a fully-adjusted test period, compared to its authorized 9.90% return, and proposed a 10.75% ROE. In September 2019, Virginia Power revised its filing to reduce the non-fuel base rate increase to $24 million. In January 2020, the North Carolina Commission approved a 9.75% ROE and disallowed certain costs associated with coal ash remediation at Chesterfield power station. In February 2020, the North Carolina Commission issued its final order relating to base rates. In July 2020, Virginia Power filed a notice of appeal and exceptions to the Supreme Court of North Carolina, arguing that the North Carolina Commission committed reversible error on certain issues relating to the ratemaking treatment of certain coal ash remediation costs. This matter is pending.

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

South Carolina Regulation

South Carolina Electric Base Rate Case

Pursuant to the SCANA Merger Approval Order, DESC will not file an application for a general rate case with the South Carolina Commission with a requested effective date for new rates earlier than January 2021.  In April 2020, the South Carolina Commission issued an order vacating the portion of the SCANA Merger Approval Order requiring that new retail electric rates be implemented by January 1, 2021. In July 2020, DESC filed a notice of intent with the South Carolina Commission to file for an increase to base rates for retail electric service no earlier than 30 days following the notice. The net lost revenue recovery portion of the DSM rider would be adjusted lower simultaneously with any approved retail electric base rate increases.

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

Electric Transmission Projects

In 2020, DESC began several electric transmission projects in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability. DESC anticipates the projects to go into service in phases, costing approximately $75 million in aggregate. In February 2020, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 28 miles of 230 kV transmission lines in Aiken County, South Carolina estimated to cost approximately $30 million. In June 2020, the South Carolina Commission approved the filing.

Natural Gas Rates

In June 2020, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2020 with a total revenue requirement of $409 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2020. This matter is pending.

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

West Virginia Regulation

PREP

In May 2020, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $39 million and $54 million of projected capital investment for 2020 and 2021, respectively. The application also includes a true-up of PREP costs related to the 2019 actual capital investment of $27 million and sets forth $13 million of annual PREP costs to be recovered in proposed rates effective November 1, 2020. This matter is pending.

Wyoming Regulation

Wyoming Base Rate Case

In November 2019, Questar Gas filed its base rate case and schedules with the Wyoming Commission. Questar Gas proposed a non-fuel, base rate increase of $4 million effective September 2020. The base rate increase was proposed to replace aging infrastructure and expand its system. Questar Gas presented an earned return of 7.46%, based upon a fully-adjusted test period, compared to its authorized 9.5% return, and proposed a 10.5% ROE. In June 2020, the Wyoming Commission approved a base rate increase of $2 million annually, with rates effective September 1, 2020. This revenue requirement increase is based on an approved ROE of 9.35%.

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

Overthrust

In May 2020, Overthrust filed an application to request FERC authorization to construct, operate and maintain the Wamsutter West Expansion project to provide 120,000 Dth per day of new capacity flowing east to west from the Wamsutter interconnect to the Opal interconnect. The project facilities are expected to commence commercial operations in the fourth quarter of 2020 and are expected to cost $10 million. FERC approved the application in July 2020.

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

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy’s Consolidated Statements of Income include $53 million and $85 million for the three and six months ended June 30, 2020, respectively, and $53 million and $82 million for the three and six months ended June 30, 2019, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $27 million and $50 million for the three and six months ended June 30, 2020, respectively, and $24 million and $47 million for the three and six months ended June 30, 2019, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. If Dominion Energy ultimately proceeds with the project through completion, the project is expected to be completed by September 2024. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs. If the project is terminated under certain events, Dominion Energy could be required to pay up to 100% of the then funded amount.

The lease term will commence once construction is substantially complete and the facility is able to be occupied and end in December 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.  Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy

At June 30, 2020 and December 31, 2019, Dominion Energy’s securities due within one year included $32 million and $31 million, respectively, and long-term debt included $258 million and $267 million of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator, effective April 2019. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2019. Virginia Power paid $13 million for electric capacity and $1 million for electric energy to the non-utility generator in the six months ended June 30, 2019.

Dominion Energy Gas

Dominion Energy Gas purchased shared services from DECGS and DEQPS of $3 million and $7 million for the three months ended June 30, 2020, $5 million and $11 million for the three months ended June 30, 2019, $7 million and $14 million for the six months ended June 30, 2020, and $9 million and $20 million for the six months ended June 30, 2019, respectively. Dominion Energy Gas’ Consolidated Balance Sheets included amounts due to both DECGS and DEQPS of $18 million and $15 million at June 30, 2020 and December 31, 2019, respectively.

Virginia Power and Dominion Energy Gas

Virginia Power and Dominion Energy Gas purchased shared services from DES, an affiliated VIE, of $86 million and $27 million for the three months ended June 30, 2020, respectively, and $129 million and $39 million for the three months ended June 30, 2019, $179 million and $58 million for the six months ended June, 30, 2020 and $218 million and $67 million for the six months ended June 30, 2019, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $92 million and $102 million at June 30, 2020 and December 31, 2019, respectively, recorded in payables to affiliates. Dominion Energy Gas’ Consolidated Balance Sheets include amounts due to DES of $38 million and $27 million at June 30, 2020 and December 31, 2019, respectively, recorded in payables to affiliates.

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

Dominion Energy

At June 30, 2020, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$210	$103	$5,687

(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which had an original stated maturity date of June 2020 and allowed Dominion Energy to issue up to approximately $21 million in letters of credit. In May 2020, the credit facility was amended to increase the facility capacity to approximately $30 million and extend the maturity date to June 2022. At June 30, 2020, Dominion Energy had $21 million in letters of credit outstanding under this agreement.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement.  The agreement bears interest at a variable rate. At June 30, 2020, $225 million was outstanding under the agreement. The proceeds from these borrowings were used to provide for general working capital and other general corporate purposes.  The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with Dominion Energy, Virginia Power and Dominion Energy Gas.  At June 30, 2020, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At June 30, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy borrowed $500 million under a 364-Day Term Loan Credit Agreement that bears interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes.  These borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at June 30, 2020. The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In April 2020, Dominion Energy borrowed $625 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In June 2020, Dominion Energy repaid the outstanding balance in full.

In November 2017, Dominion Energy filed a SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2020 and December 31, 2019, Dominion Energy’s Consolidated Balance Sheets include $176 million and $75 million, respectively, presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2020, Virginia Power’s share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Dominion Energy Gas, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$—	$9

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Dominion Energy Gas, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At June 30, 2020, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Dominion Energy Gas

Dominion Energy Gas’ short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2020, Dominion Energy Gas' share of commercial paper and letters of credit outstanding under its joint credit facility with Dominion Energy, Virginia Power, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$1,500	$—	$—

(1)

A maximum of $1.5 billion of the facility is available to Dominion Energy Gas, assuming adequate capacity is available after giving effect to uses by co-borrowers Dominion Energy, Virginia Power, Questar Gas and DESC. The sub-limit for Dominion Energy Gas is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At June 30, 2020, the sub-limit for Dominion Energy Gas was $750 million. If Dominion Energy Gas has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2020, Dominion Energy redeemed the remaining principal outstanding of $111 million and $286 million of its June 2006 hybrids and its September 2006 hybrids, respectively, both which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020. Expenses related to the early redemption of the hybrids were $10 million reflected within interest and related charges in the Consolidated Statements of Income for the six months ended June 30, 2020.

In March 2020, SCANA redeemed its floating rate senior notes at the remaining principal balance of $66 million plus accrued interest. The notes would have otherwise matured in June 2034. Expenses related to the early redemption of the senior notes were $7 million reflected within interest and related charges in the Consolidated Statements of Income for the six months ended June 30, 2020.

In March 2020, SCANA redeemed the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums. The notes would have otherwise matured in May 2021 and February 2022, respectively.  Total expenses related to the early redemption of the medium-term notes were $14 million reflected within interest and related charges in the Consolidated Statements of Income for the six months ended June 30, 2020.

In March 2020, Dominion Energy issued $400 million of 3.30% senior notes and $350 million of 3.60% senior notes that mature in 2025 and 2027, respectively.

In March 2020, PSNC issued, through private placement, $200 million of 4.05% senior notes that mature in 2030.

In April 2020, Dominion Energy issued $1.5 billion of 3.375% senior notes that mature in 2030.

In April 2020, Dominion Energy purchased and canceled $7 million of its 2.579% junior subordinated notes that mature in July 2020. In June 2020, Dominion Energy prepaid the remaining balance of $993 million.

In June 2020, East Ohio issued, through private placement, $500 million of 1.30% senior notes, $500 million of 2.00% senior notes and $800 million of 3.00% senior notes that mature in 2025, 2030 and 2050, respectively. East Ohio used the proceeds from this offering to repay intercompany promissory notes with Dominion Energy Gas and a portion of its intercompany revolving credit agreement balance with Dominion Energy.

In June 2020, Virginia Power remarketed one series of tax-exempt bonds, with an aggregate outstanding principal of $105 million to new investors. The bonds will bear interest at a coupon rate of 1.20% until May 2024, after which they will bear interest at a market rate to be determined at that time.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates from 2020 and 2021 to December 2024. The transaction is viewed as a non-cash financing activity with an embedded interest rate swap. As a result, in June 2020, Dominion Energy recorded $326 million in other long-term debt, representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 1.19%, in its Consolidated Balance Sheets with an embedded interest rate derivative that had a fair value of zero at inception.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock (2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)	Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets.
(2)	Dominion Energy recorded dividends of $7 million ($4.375 per share) and $14 million ($8.750 per share) for the three and six months ended June 30, 2020, respectively.
(3)

Payments of $41 million were made during the six months ended June 30, 2020. The stock purchase contract liability was $171 million and $212 million at June 30, 2020 and December 31, 2019, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $9 million ($11.625 per share) and $18 million ($23.250 per share) for the three and six months ended June 30, 2020, respectively. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

Holders of the Series B Preferred Stock have no voting rights except in the limited circumstances provided for in the terms of the Series B Preferred Stock or as otherwise required by applicable law. The Series B Preferred Stock is not subject to any sinking fund or other obligation of Dominion Energy’s to redeem, repurchase or retire the Series B Preferred Stock. The preferred stock contains no conversion rights.

Issuance of Common Stock

See Note 3 to the Consolidated Financial Statements for information on the issuance of Dominion Energy common stock in January 2019 in connection with the SCANA Combination. Also in January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of common stock as noted above.

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In April 2014, Dominion Energy began issuing new common shares for these direct stock purchase plans. In August 2020, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans.

At-the-Market Program

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. In March 2020, Dominion Energy entered into four separate sales agency agreements to effect sales under a new at-the-market program and pursuant to which it had the ability to offer from time to time up to $500 million aggregate amount of its common stock. Dominion Energy did not issue any shares under this new program which expired in June 2020.

Repurchase of Common Stock

In July 2020, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded the prior two authorizations from 2005 and 2007.  The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

Dividend Restrictions

At June 30, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold. There have been no other significant changes to dividend restrictions affecting the Companies described in Note 21, to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In May 2020, the EPA’s final rule became effective. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. Dominion Energy and Virginia Power are complying with the applicable requirements of the rule and do not expect any impacts to their operations.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. Until the proposed rule regarding reconsideration is final, Dominion Energy and Dominion Energy Gas are implementing the 2016 regulation. Dominion Energy and Dominion Energy Gas are still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule applies to existing coal-fired power plants. The final rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022, to implement these performance standards. These state plans must be approved by the EPA by January 2024. While the impacts of this rule could be material to Dominion Energy and Virginia Power’s results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28.0 million ton initial state-wide carbon cap in 2020. The cap was to be reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 19.6 million tons. The final rule included a provision for VDEQ to delay implementation of the rule pending authorization from the General Assembly and Governor of Virginia. In April 2020, Virginia legislation was enacted authorizing VDEQ to implement the final rule. In June 2020, the VDEQ signed the CO2 Budget Trading Program rule outlining the requirements for Virginia’s participation in RGGI starting in 2021. The regulatory framework in Virginia provides rate recovery mechanisms that are expected to substantially mitigate any such impact.

The legislation discussed above is considered related legislation to the VCEA as discussed in Note 13. The VCEA institutes a mandatory renewable portfolio standard, enhances renewable generation and energy storage development, requires the retirement of certain generation facilities, establishes energy efficiency targets, expands net metering and directs Virginia’s participation in a market-based carbon trading program through 2050.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 11 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily by the end of 2021. At both June 30, 2020 and December 31, 2019, Dominion Energy and Virginia Power have $34 million and $16 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. Dominion Energy is associated with 13 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, Dominion Energy and Virginia Power are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 include reserves of $538 million and $696 million, respectively, and insurance receivables of $8 million and $111 million, respectively, included within other receivables. During the six months ended June 30, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $25 million ($25 million after-tax) included within other income (expense). During the three and six months ended June 30, 2019, Dominion Energy’s Consolidated Statements of Income include charges of $100 million ($75 million after-tax) and $278 million ($208 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. In addition, property, plant and equipment with a net recorded value of $54 million is in the process of being transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement, of which $26 million had been transferred as of June 30, 2020.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC, which was denied. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provides that Dominion Energy and Santee Cooper will establish a fund for the benefit of class members in the amount of $520 million, of which Dominion Energy’s portion is $320 million of shares of Dominion Energy common stock. Also in March 2020, the court granted preliminary approval for the settlement agreement. In July 2020, the court issued a final approval of the settlement agreement. The settlement will become effective upon the expiration of a 30-day appellate period. This case is pending.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case will be dismissed upon the effective date of the Santee Cooper Ratepayer Case settlement. This case is pending.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case will be dismissed upon the effective date of the Santee Cooper Ratepayer Case settlement. This case is pending.

SCANA Shareholder Litigation

In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants (collectively the SCANA Securities Class Action). In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs allege, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act. In June 2018, the defendants filed motions to dismiss. In March 2019, the U.S. District Court for the District of South Carolina granted in part and denied in part the defendants’ motions to dismiss. In December 2019, the parties executed a settlement agreement pursuant to which SCANA will pay $192.5 million, up to $32.5 million of which can be satisfied through the issuance of shares of Dominion Energy common stock, subject to approval by the U.S. District Court for the District of South Carolina. In February 2020, the U.S. District Court for the District of South Carolina granted preliminary approval of the settlement agreement, pending a fairness hearing. In March 2020, SCANA funded an escrow account with $160 million in cash and the balance of the settlement will be paid upon final approval of the settlement by the court. In July 2020, the court granted final approval of the settlement agreement. In August 2020, SCANA paid the balance of $32.5 million in cash to satisfy the settlement.

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. This case is pending.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene. This case is pending.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. This case is pending.

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

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. The Staff of the SEC’s Division of Enforcement has not yet presented the proposed settlement to the SEC. The agreement in principle would, among other things, require SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount will be deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. The proposed settlement is contingent on the review and approval of final documentation by SCANA, DESC and the Staff of the SEC’s Division of Enforcement and is subject to approval by the SEC and the U.S. District Court for the District of South Carolina. In June 2020, the U.S. Attorney’s Office for the District of South Carolina filed a motion to intervene and stay the SEC civil action, which the court granted. The stay is currently in effect but does not preclude the SEC’s Division of Enforcement from presenting the proposed settlement with SCANA and DESC to the SEC. This matter is pending.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC.  Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office.  The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. These matters are pending.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactor licensees, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion Energy requiring implementation of safety enhancements related to mitigation strategies for responding to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented. The information requests issued by the NRC requested each reactor licensee to reevaluate the seismic and external flooding hazards at their facility using present-day methods and information, conduct walkdowns of their facility to ensure protection against these hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic hazards is complete and final with NRC acceptance received for all Dominion Energy facilities. Reevaluation of the external flooding hazards is complete for all Dominion Energy facilities. The NRC approved the external flooding hazards for Surry in May 2020. NRC acceptance of the external flooding hazards reevaluations for Millstone has not yet been received, although the NRC is expected to accept the analysis in 2020. Dominion Energy and Virginia Power do not currently expect that compliance with the NRC’s information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff has resolved the Tier 2 and Tier 3 recommendations and no additional future actions on the part of Dominion Energy are anticipated with respect to these recommendations. Therefore, Dominion Energy and Virginia Power do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Nuclear Operations

Nuclear Insurance

During the second quarter of 2020, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.9 billion to $13.8 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy’s guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a revolving credit facility is described in Note 10. In addition, at June 30, 2020, Dominion Energy had issued an additional $27 million of guarantees, primarily to support other equity method investees. No amounts related to the other guarantees have been recorded.

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

At June 30, 2020, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,215
Nuclear obligations(2)	224
Cove Point(3)	1,900
Solar(4)	449
Other(5)	460
Total(6)	$5,248

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

(6)

Excludes Dominion Energy's guarantees for the new corporate office properties discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and in Note 14 in this report.

Additionally, at June 30, 2020, Dominion Energy had purchased $177 million of surety bonds, including $89 million at Virginia Power and $27 million at Dominion Energy Gas, and authorized the issuance of letters of credit by financial institutions of $103 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $215 million. Of this amount, investment grade counterparties, including those internally rated, represented 95%. No single counterparty, whether investment grade or non-investment grade, exceeded $53 million of exposure. At June 30, 2020, Virginia Power’s exposure related to wholesale customers totaled $59 million. Of this amount, investment grade counterparties, including those internally rated, represented 100%. No single counterparty, whether investment grade or non-investment grade, exceeded $53 million of exposure. At June 30, 2020, Dominion Energy Gas’ exposure primarily related to wholesale customers totaled $27 million. Of this amount, investment grade counterparties, including those internally rated, represented 88%. No single counterparty, whether investment grade or non-investment grade, exceeded $3 million of exposure.

For the three and six months ended June 30, 2020, the Export Customers comprised approximately 36% and 34%, respectively, of Dominion Energy Gas’ total operating revenue, with Dominion Energy Gas’ largest customer representing approximately 19% and 18%, respectively, of such amounts during the periods. For the three and six months ended June 2019, the Export Customers comprised approximately 34% and 33%, respectively, of Dominion Energy Gas’ total operating revenue, with Dominion Energy Gas’ largest customer representing approximately 18% and 17%, respectively, of such amounts during the periods.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2020 and December 31, 2019, Dominion Energy would have been required to post $13 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $4 million of collateral at June 30, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash and had posted no collateral at December 31, 2019. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $17 million and $10 million at June 30, 2020 and December 31, 2019, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2020 and December 31, 2019, Virginia Power would have been required to post an additional $2 million and $8 million, respectively, of collateral to its counterparties.

Credit-related contingent provisions for Dominion Energy Gas were not material as of June 30, 2020 and December 31, 2019. See Note 9 for further information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $19 million, respectively. At December 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $53 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. At June 30, 2020 and December 31, 2019, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $838 million and $782 million, respectively.  At June 30, 2020 and December 31, 2019, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $318 million and $287 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Commodity purchases from affiliates	$104	$119	$315	$391
Services provided by affiliates(1)	114	161	235	280
Services provided to affiliates	4	8	9	14

(1)	Includes capitalized expenditures of $34 million for both the three months ended June 30, 2020 and 2019, and $68 million and $67 million for the six months ended June 30, 2020 and 2019, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $340 million in short-term demand note borrowings from Dominion Energy as of June 30, 2020 and $107 million in short-term demand note borrowings from Dominion Energy as of December 31, 2019. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2020 and December 31, 2019. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2020 and 2019.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2020 and 2019.

Dominion Energy Gas

Transactions with Related Parties

Dominion Energy Gas transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Dominion Energy Gas provides transportation and storage services to affiliates. Dominion Energy Gas also enters into certain other contracts with affiliates and related parties, including construction services, which are presented separately from contracts involving commodities or services. As of June 30, 2020 and December 31, 2019, Dominion Energy Gas did not have any commodity derivative assets or liabilities with affiliates. See Notes 7 and 9 for more information. See Note 10 for information regarding transactions with Atlantic Coast Pipeline. See Note 3 for information regarding the Dominion Energy Gas Restructuring, an affiliated transaction.

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. At June 30, 2020 and December 31, 2019, amounts due from Dominion Energy associated with the Dominion Energy Pension Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $334 million and $326 million, respectively. At June 30, 2020 and December 31, 2019, Dominion Energy Gas’ amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan included in other deferred charges and other assets in the Consolidated Balance Sheets were $20 million and $17 million, respectively.

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

Presented below are Dominion Energy Gas’ significant transactions with DES, DECGS, DEQPS and other affiliates and related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(millions)
Sales of natural gas and transportation and storage services	$60	$60	$128	$127
Purchases of natural gas and transportation storage services	3	—	6	—
Services provided by related parties(1)	37	59	80	104
Services provided to related parties(2)	29	45	61	90
(1)

Includes capitalized expenditures of $4 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million and $11 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Amounts primarily attributable to Atlantic Coast Pipeline, a related-party VIE.

The following table presents affiliated and related party balances reflected in Dominion Energy Gas’ Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
(millions)
Other receivables(1)	$7	$7
Imbalances receivable from affiliates	3	8
Imbalances payable to affiliates(2)	2	1
Other deferred charges and other assets	10	12

(1)	Represents amounts due from Atlantic Coast Pipeline, a related-party VIE.
(2)	Amounts are presented in other current liabilities in Dominion Energy Gas’ Consolidated Balance Sheets.

Affiliated receivables at June 30, 2020 and December 31, 2019 included $18 million and $22 million, respectively, of accrued unbilled revenue.  This revenue is based on estimated amounts of services provided but not yet billed to various affiliates.

Dominion Energy Gas’ affiliated borrowings and investments are discussed in Note 25 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy Gas had $263 million in affiliated notes receivable under the Dominion Energy money pool as of June 30, 2020 and no outstanding receivables as of December 31, 2019. Interest income related to the affiliated notes receivable was less than $1 million and $2 million for the three and six months ended June 30, 2020, respectively.

Interest income on affiliated notes receivable from East Ohio and DGP for borrowings under intercompany revolving credit agreements with Dominion Energy Gas was $3 million and $8 million for the three and six months ended June 30, 2019, respectively.

Interest income earned on DMLPHCII’s promissory note to Dominion Energy was immaterial for both the three and six months ended June 30, 2020 and 2019.

Interest income related to Dominion Energy’s promissory note borrowings with Cove Point was $27 million and $54 million for the three and six months ended June 30, 2019, respectively.

Dominion Energy Gas’ affiliated notes receivable from Dominion Energy totaled $2.3 billion and $1.8 billion at June 30, 2020 and December 31, 2019, respectively. Interest income on these promissory notes was $12 million and $23 million for the three and six months ended June 30, 2020, respectively.

At December 31, 2019, Dominion Energy Gas’ affiliated notes receivable from East Ohio totaled $1.7 billion. In June 2020, East Ohio repaid the remaining principal balance outstanding. Interest income on these promissory notes were $15 million and $33 million for the three and six months ended June 30, 2020, respectively.

Dominion Energy Gas’ borrowings under the intercompany revolving credit agreement with Dominion Energy totaled $314 million and $251 million as of June 30, 2020 and December 31, 2019, respectively. Interest charges related to Dominion Energy Gas’ total borrowings from Dominion Energy were less than $1 million and $2 million for the three months and six months ended June 30, 2020, respectively, and were less than $1 million and $1 million for the three and six months ended June 30, 2019, respectively.

Interest charges related to DCP’s total borrowings from Dominion Energy under an intercompany revolving credit agreement totaled $29 million and $58 million for the three and six months ended June 30, 2019, respectively.

DCP had borrowings of $9 million with DES as of December 31, 2019. No amounts were outstanding as of June 30, 2020. Interest related to DCP’s total borrowings from DES were less than $1 million for the three and six months ended June 30, 2020 and were less than $1 million and $2 million for the three and six months ended June 2019, respectively.

In the first quarter of 2019, Dominion Energy Midstream borrowed $395 million from Dominion Energy under a $400 million promissory note with Dominion Energy that was scheduled to mature in 2022. Interest charges of $3 million and $6 million were incurred for the three and six months ended June 30, 2019, respectively.

For the six months ended June 30, 2020 and 2019, Dominion Energy Gas, including entities acquired in the Dominion Energy Gas Restructuring, distributed $1.7 billion and $323 million to Dominion Energy, respectively.

Note 20. Employee Benefit Plans

Dominion Energy

The service cost component and non-service cost components of net periodic benefit (credit) cost are reflected in other operations and maintenance expense and other income, respectively, in the Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended June 30,
Service cost	$43	$40	$7	$6
Interest cost	90	98	15	17
Expected return on plan assets	(192)	(176)	(39)	(35)
Amortization of prior service cost (credit)	1	1	(13)	(13)
Amortization of net actuarial loss	48	43	2	3
Settlement and curtailment(1)	2	71	—	42
Net periodic benefit cost (credit)	$(8)	$77	$(28)	$20
Six Months Ended June 30,
Service cost	$86	$80	$14	$13
Interest cost	181	199	30	34
Expected return on plan assets	(385)	(353)	(78)	(68)
Amortization of prior service cost (credit)	1	1	(25)	(26)
Amortization of net actuarial loss	97	82	3	7
Settlement and curtailment(1)	2	73	—	42
Net periodic benefit cost (credit)	$(18)	$82	$(56)	$2

(1) 2019 amounts relate primarily to a voluntary retirement program.

Voluntary Retirement Program

In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Dominion Energy recorded a charge of $423 million ($316 million after-tax) included within other operations and maintenance expense ($288 million), other taxes ($23 million) and other income ($112 million), Virginia Power recorded a charge of $194 million ($144 million after-tax) included within other operations and maintenance expense ($186 million)  and other taxes ($8 million) and Dominion Energy Gas recorded a charge of $74 million ($58 million after-tax) included within other operations and maintenance expense ($39 million), other taxes ($2 million), other income ($1 million) and discontinued operations ($32 million) in their respective Consolidated Statements of Income. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

Employer Contributions

During the six months ended June 30, 2020, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy does not expect to make contributions to its defined benefit pension plans and expects to contribute $12 million to other postretirement benefit plans through VEBAs, respectively, during the remainder of 2020.

Following closing of the transaction with BHE described in Note 3, Dominion Energy expects to utilize $250 million of the proceeds from the sale to contribute to its qualified defined benefit pension plans by the end of 2020.  In addition, Dominion Energy would not expect to make any further contributions to other postretirement plans in 2020.

Dominion Energy Gas

Dominion Energy Gas participates in certain Dominion Energy benefit plans as described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. See Note 19 for more information.

The service cost component and non-service cost components of net periodic benefit (credit) cost are reflected in other operations and maintenance expense and other income, respectively, in the Consolidated Statements of Income. The components of Dominion Energy Gas’ provision for net periodic benefit cost (credit) for employees represented by collective bargaining units are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended June 30,
Service cost	$2	$4	$—	$1
Interest cost	2	8	1	2
Expected return on plan assets	(14)	(39)	(5)	(7)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	2	5	1	1
Curtailment(1)	—	1	—	1
Net periodic benefit credit	$(8)	$(21)	$(4)	$(3)
Six Months Ended June 30,
Service cost	$3	$8	$1	$2
Interest cost	5	16	2	5
Expected return on plan assets	(28)	(78)	(10)	(14)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial loss	4	10	1	2
Curtailment(1)	—	1	—	1
Net periodic benefit credit	$(16)	$(43)	$(8)	$(6)

(1) 2019 amounts relate to a voluntary retirement program.

Employer Contributions

During the six months ended June 30, 2020, Dominion Energy Gas made no contributions to its qualified defined benefit pension plan or other postretirement benefit plans. Dominion Energy Gas does not expect to make contributions to its qualified defined benefit pension plan and expects to contribute approximately $12 million to its other postretirement benefit plans through VEBAs during the remainder of 2020.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. As discussed in Note 1 in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, in December 2019, Dominion Energy realigned its segments which resulted in the formation of five primary operating segments. The information for the six months ended June 30, 2019 presented herein has been recast to reflect the current segment presentation.

In the six months ended June 30, 2020, Dominion Energy reported after-tax net expenses of $3.1 billion for specific items in the Corporate and Other segment, with $2.9 billion of net expenses attributable to its operating segments. In the six months ended June 30, 2019, Dominion Energy reported after-tax net expenses of $2.1 billion for specific items in the Corporate and Other segment, with $1.8 billion of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•

$2.8 billion ($2.2 billion after-tax) of charges associated with the cancellation of the Atlantic Coast Pipeline Project and the related portions of the Supply Header Project, attributable to Gas Transmission & Storage;

•	A $751 million ($564 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia; and

•	A $145 million ($115 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Generation ($100 million after-tax) and;
•	Dominion Energy Virginia ($15 million after-tax).

The net expense for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, attributable to Dominion Energy South Carolina;

•

$446 million ($339 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $425 million ($317 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Dominion Energy Virginia ($145 million after-tax);
•	Gas Transmission & Storage ($39 million after-tax);
•	Gas Distribution ($53 million after-tax);
•	Dominion Energy South Carolina ($64 million after-tax) and;
•	Contracted Generation ($38 million after-tax).

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;

•	$278 million ($209 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;

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

•

A $114 million ($86 million after-tax) charge for property, plant and equipment acquired in the SCANA Combination primarily for which Dominion Energy committed to forego recovery, attributable to Dominion Energy South Carolina; partially offset by

•	A $336 million ($251 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Generation ($222 million after-tax) and;
•	Dominion Energy Virginia ($29 million after-tax); and

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Transmission & Storage	Gas Distribution	Dominion Energy South Carolina	Contracted Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2020
Total revenue from external customers	$1,818	$528	$400	$634	$238	$(32)	$(1)	$3,585
Intersegment revenue	(4)	49	2	1	5	262	(315)	—
Total operating revenue	1,814	577	402	635	243	230	(316)	3,585
Net income (loss) attributable to Dominion Energy	437	184	87	75	21	(1,973)	—	(1,169)
Three Months Ended June 30, 2019
Total revenue from external customers	$1,945	$664	$397	$701	$249	$(18)	$32	$3,970
Intersegment revenue	(2)	91	3	2	4	386	(484)	—
Total operating revenue	1,943	755	400	703	253	368	(452)	3,970
Net income (loss) attributable to Dominion Energy	393	177	66	95	13	(690)	—	54
Six Months Ended June 30, 2020
Total revenue from external customers	$3,756	$1,172	$1,287	$1,347	$524	$(4)	$(1)	$8,081
Intersegment revenue	(7)	106	5	2	9	541	(656)	—
Total operating revenue	3,749	1,278	1,292	1,349	533	537	(657)	8,081
Net income (loss) attributable to Dominion Energy	866	405	312	169	80	(3,271)	—	(1,439)
Six Months Ended June 30, 2019
Total revenue from external customers	$3,946	$1,647	$1,314	$1,390	$601	$(1,070)	$—	$7,828
Intersegment revenue	(6)	146	7	2	7	663	(819)	—
Total operating revenue	3,940	1,793	1,321	1,392	608	(407)	(819)	7,828
Net income (loss) attributable to Dominion Energy	754	399	271	166	115	(2,331)	—	(626)

Intersegment sales and transfers for Dominion Energy are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

Virginia Power

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources. As discussed in Note 1 in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, in December 2019, Virginia Power realigned its segments which resulted in the formation of one primary operating segment. The information for the six months ended June 30, 2019 presented herein has been recast to reflect the current segment presentation.

In the six months ended June 30, 2020, Virginia Power reported after-tax net expenses of $654 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2019, Virginia Power reported after-tax expense of $652 million for specific items in the Corporate and Other segment, with $607 million of net expenses attributable to its operating segment.

The net expense for specific items attributable to Virginia Power’s operating segment in 2020 primarily related to a $751 million ($559 million after-tax) charge related to the planned early retirement of certain electric generation facilities.

The net expenses for specific items in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities;

•	A $192 million ($143 million after-tax) charge related to a voluntary retirement program;

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure;

•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator; and

•	A $62 million ($46 million after-tax) charge related the abandonment of a project at an electric generating facility; partially offset by

•	A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2020
Operating revenue	$1,805	$—	$1,805
Net income	435	55	490
Three Months Ended June 30, 2019
Operating revenue	$1,938	$—	$1,938
Net income (loss)	393	(293)	100
Six Months Ended June 30, 2020
Operating revenue	$3,735	$—	$3,735
Net income (loss)	862	(652)	210
Six Months Ended June 30, 2019
Operating revenue	$3,932	$(29)	$3,903
Net income (loss)	751	(631)	120

Dominion Energy Gas

The Corporate and Other Segment of Dominion Energy Gas primarily includes specific items attributable to Dominion Energy Gas’ operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources and the effect of certain items recorded at Dominion Energy Gas as a result of Dominion Energy’s basis in the net assets contributed. In addition, Corporate and Other includes the net impact of discontinued operations, which are discussed in Note 3.  As discussed in Note 1 in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, in December 2019, Dominion Energy Gas realigned its segments which resulted in the formation of one primary operating segment. The information for six months ended June 30, 2019 presented herein has been recast to reflect the current segment presentation.

In the six months ended June 30, 2020, Dominion Energy Gas reported after-tax net expenses of $365 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the six months ended June 30, 2019, Dominion Energy Gas reported after-tax net expenses of $44 million for specific items in the Corporate and Other segment, with $43 million of net expenses attributable to its operating segment.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2020 primarily related to a $482 million ($359 million after-tax) charge associated with the Supply Header Project.

The net expense for specific items attributable to Dominion Energy Gas’ operating segment in 2019 primarily related to a $42 million ($31 million after-tax) charge related to a voluntary retirement program.

The following table presents segment information pertaining to Dominion Energy Gas’ operations:

	Gas Transmission & Storage	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2020
Operating revenue	$510	$—	$510
Net income (loss) attributable to Dominion Energy Gas	163	(361)	(198)
Three Months Ended June 30, 2019
Operating revenue	$530	$—	$530
Net income from discontinued operations	—	26	26
Net income attributable to Dominion Energy Gas	116	3	119
Six Months Ended June 30, 2020
Operating revenue	$1,066	$—	$1,066
Net income (loss) attributable to Dominion Energy Gas	337	(366)	(29)
Six Months Ended June 30, 2019
Operating revenue	$1,096	$—	$1,096
Net income from discontinued operations	—	80	80
Net income attributable to Dominion Energy Gas	254	55	309

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
•

The expected timing and likelihood of completion of the proposed transaction with BHE, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. Risk Factors in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2020, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2020	2019	$ Change
(millions, except EPS)
Second Quarter
Net income (loss) attributable to Dominion Energy	$(1,169)	$54	$(1,223)
Diluted EPS	(1.41)	0.05	(1.46)
Year-To-Date
Net loss attributable to Dominion Energy	$(1,439)	$(626)	$(813)
Diluted EPS	(1.75)	(0.78)	(0.97)

Overview

Second Quarter 2020 vs. 2019

Net income attributable to Dominion Energy decreased $1.2 billion, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project partially offset by an increase in net investment earnings on nuclear decommissioning trust funds, the absence of charges related to a voluntary retirement program, the absence of a charge for Virginia Power’s contract termination with a non-utility generator, the absence of a charge for litigation acquired in the SCANA Combination and the absence of a charge for the abandonment of a project at a Virginia Power electric generating facility.

Year-To-Date 2020 vs. 2019

Net loss attributable to Dominion Energy increased $813 million, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project, a decrease in net investment earnings on nuclear decommissioning trust funds and an increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia. These increases in net loss were partially offset by the absence of charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project and for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, a decrease in charges associated with litigation acquired in the SCANA Combination, the absence of charges for the planned early retirement of certain Virginia Power automated meter reading infrastructure and the absence of charges related to a voluntary retirement program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$3,585	$3,970	$(385)	$8,081	$7,828	$253
Electric fuel and other energy-related purchases	505	718	(213)	1,173	1,509	(336)
Purchased electric capacity	11	24	(13)	13	63	(50)
Purchased gas	74	227	(153)	501	957	(456)
Net revenue	2,995	3,001	(6)	6,394	5,299	1,095
Other operations and maintenance	995	1,283	(288)	2,038	2,285	(247)
Depreciation, depletion and amortization	673	661	12	1,346	1,312	34
Other taxes	256	284	(28)	540	576	(36)
Impairment of assets and other charges	531	312	219	1,299	1,147	152
Other income	502	53	449	50	400	(350)
Earnings (loss) from equity method investees	(2,281)	39	(2,320)	(2,228)	80	(2,308)
Interest and related charges	449	452	(3)	939	921	18
Income tax expense (benefit)	(556)	43	(599)	(575)	157	(732)
Noncontrolling interests	37	4	33	68	7	61

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2020 vs. 2019

Net revenue remained substantially consistent, primarily reflecting:

•	A $60 million decrease in sales to electric utility retail customers from a decrease in cooling degree days;
•	A $44 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19;
•	A $20 million decrease due to unfavorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements; and
•	A $14 million net unrealized loss on freestanding commodity derivatives.

These decreases were substantially offset by:

•	A $98 million increase from Virginia Power rate adjustment clauses;
•	The absence of a $24 million loss as a result of the contribution of SEMI to Wrangler; and
•

A $16 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($21 million) partially offset by the expiration of various contracts ($5 million).

Other operations and maintenance decreased 22%, primarily reflecting:

•	The absence of a charge related to a voluntary retirement program ($288 million);
•	A $38 million decrease in salaries, wages and benefits; and
•	A $30 million decrease in outage costs; partially offset by
•	A $22 million increase in allowance for credit risk on customer accounts related to the effects of COVID-19;
•	A $16 million increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income; and

•	A $14 million increase in outside services and safety equipment related to the effects of COVID-19.

Depreciation, depletion and amortization increased 2%, primarily due to various projects being placed into service ($32 million), partially offset by the absence of depreciation from certain electric generation facilities that have been committed to be retired early ($16 million).

Other taxes decreased 10%, primarily due to the absence of a charge related to a voluntary retirement program ($23 million).

Impairment of assets and other charges increased 70%, primarily due to:

•	A $482 million charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project; and
•	An increase in dismantling costs associated with certain Virginia Power electric generation facilities ($30 million); partially offset by
•	The absence of a $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	The absence of a $100 million charge associated with litigation acquired in the SCANA Combination; and
•	The absence of a $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility.

Other income increased $449 million, primarily due to an increase in net investment earnings on nuclear decommissioning trust funds ($311 million) and the absence of a charge related to a voluntary retirement program ($112 million).

Earnings (loss) from equity method investees decreased $2.3 billion, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project.

Interest and related charges remained substantially consistent, primarily reflecting lower interest expense from early redemptions of certain securities in 2019 and 2020 ($37 million) and a reduction in commercial paper borrowings ($13 million), substantially offset by increased borrowings in response to COVID-19 ($24 million) and increases for unrealized losses associated with freestanding derivatives ($23 million).

Income tax expense decreased $599 million, primarily due to a larger pre-tax loss ($683 million), partially offset by charges associated with the cancellation of the Atlantic Coast Pipeline Project and related Supply Header Project ($81 million).

Noncontrolling interests increased $33 million, primarily due to the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019.

Year-To-Date 2020 vs. 2019

Net revenue increased 21%, primarily reflecting:

•	The absence of a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;
•	A $226 million increase from Virginia Power rate adjustment clauses; and
•

A $48 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($16 million).

These increases were partially offset by:

•

An $83 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($60 million) and a net decrease in heating degree days during the heating season ($23 million);

•	A $61 million decrease due to unfavorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements;
•	A $46 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19;
•	A $22 million decrease as a result of the contribution of SEMI to Wrangler; and

•	A $20 million decrease in services performed for Atlantic Coast Pipeline.

Other operations and maintenance decreased 11%, primarily reflecting:

•	The absence of a charge related to a voluntary retirement program ($288 million);
•	A decrease in merger and integration-related costs associated with the SCANA Combination ($96 million);
•	A $56 million decrease in salaries, wages and benefits;
•	A $40 million decrease in outage costs; and
•	A $20 million decrease in services performed for Atlantic Coast Pipeline; partially offset by
•	The absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million);
•	A $55 million increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income; and
•	A $22 million increase in allowance for credit risk on customer accounts related to the effects of COVID-19.

Depreciation, depletion and amortization increased 3%, primarily due to various projects being placed into service ($59 million) partially offset by the absence of depreciation from certain electric generation facilities that were, or have been committed to be retired early ($25 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($16 million).

Impairment of assets and other charges increased 13%, primarily due to:

•	A $482 million charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project;
•	An increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia ($379 million); and
•	An increase in dismantling costs associated with certain Virginia Power electric generation facilities ($30 million); partially offset by
•	The absence of charges associated with litigation acquired in the SCANA Combination ($278 million);
•	The absence of a $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;
•	The absence of a $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	A decrease in charges for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($103 million); and
•	The absence of a $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility.

Other income decreased 88%, primarily reflecting net investment losses in 2020 compared to net investment gains in 2019 on nuclear decommissioning trust funds ($481 million) and charges associated with litigation acquired in the SCANA Combination ($25 million), partially offset by the absence of a charge related to a voluntary retirement program ($112 million) and an increase in non-service components of pension and other postretirement employee benefit plan credits ($26 million).

Earnings (loss) from equity method investees decreased $2.3 billion, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project.

Interest and related charges increased 2%, primarily related to increases for unrealized losses associated with freestanding derivatives ($81 million), charges associated with the early redemption of certain securities in the first quarter of 2020 ($25 million) and increased borrowings in response to COVID-19 ($24 million), partially offset by lower interest expense from early redemptions of certain securities in 2019 and 2020 ($94 million) and reductions in commercial paper borrowings ($17 million).

Income tax expense decreased $732 million, primarily due to a larger pre-tax loss ($623 million) and the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million), partially offset by charges associated with the cancellation of the Atlantic Coast Pipeline Project and related Supply Header Project ($81 million).

Noncontrolling interests increased $61 million, primarily due to the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019.

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

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2020	2019	$ Change	2020	2019	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$437	$393	$44	$0.52	$0.49	$0.03
Gas Transmission & Storage	184	177	7	0.22	0.22	(0.00)
Gas Distribution	87	66	21	0.10	0.08	0.02
Dominion Energy South Carolina	75	95	(20)	0.09	0.12	(0.03)
Contracted Generation	21	13	8	0.03	0.02	0.01
Corporate and Other	(1,973)	(690)	(1,283)	(2.37)	(0.88)	(1.49)
Consolidated	$(1,169)	$54	$(1,223)	$(1.41)	$0.05	$(1.46)

Year-To-Date
Dominion Energy Virginia	$866	$754	$112	$1.03	$0.95	$0.08
Gas Transmission & Storage	405	399	6	0.48	0.50	(0.02)
Gas Distribution	312	271	41	0.37	0.34	0.03
Dominion Energy South Carolina	169	166	3	0.20	0.21	(0.01)
Contracted Generation	80	115	(35)	0.10	0.14	(0.04)
Corporate and Other	(3,271)	(2,331)	(940)	(3.93)	(2.92)	(1.01)
Consolidated	$(1,439)	$(626)	$(813)	$(1.75)	$(0.78)	$(0.97)

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity delivered (million MWh)	18.7	20.6	(9)%	39.5	42.4	(7)%
Electricity supplied (million MWh):
Utility	20.1	20.9	(4)	42.5	42.8	(1)
Degree days (electric distribution and utility service area):
Cooling	438	644	(32)	452	649	(30)
Heating	371	150	147	1,889	2,042	(7)
Average electric distribution customer accounts (thousands)	2,656	2,622	1	2,652	2,620	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(22)	$(0.03)	$(48)	$(0.06)
Other	(15)	(0.02)	(11)	(0.01)
Rate adjustment clause equity return	32	0.04	55	0.07
Electric capacity	9	0.01	33	0.04
Outages	14	0.02	22	0.02
Salaries, wages and benefits	15	0.02	26	0.03
Depreciation and amortization	9	0.01	21	0.02
Renewable energy investment tax credits	(10)	(0.01)	19	0.02
Other	12	0.01	(5)	—
Share dilution	—	(0.02)	—	(0.05)
Change in net income contribution	$44	$0.03	$112	$0.08

Gas Transmission & Storage

Presented below are selected operating statistics related to Gas Transmission & Storage’s operations:

	Second Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Average retail energy marketing customer accounts(1) (thousands)	400	790	(49)%	399	792	(50)%

(1)	Excludes accounts held by equity method investees.

Presented below, on an after-tax basis, are the key factors impacting Gas Transmission & Storage’s net income contribution:

	Second Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Noncontrolling interest	$(24)	$(0.03)	$(44)	$(0.06)
Contribution to Wrangler	6	0.01	(11)	(0.01)
Atlantic Coast Pipeline equity earnings	(4)	(0.01)	4	0.01
Salaries, wages and benefits	6	0.01	9	0.01
Interest expense, net	23	0.03	49	0.06
Other	—	—	(1)	—
Share dilution	—	(0.01)	—	(0.03)
Change in net income contribution	$7	$0.00	$6	$(0.02)

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Second Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Gas distribution throughput (bcf):
Sales	24	24	—%	104	112	(7%)
Transportation	190	161	18	440	401	10
Heating degree days (gas distribution service area):
North Carolina	314	155	103	1,648	1,811	(9)
Ohio and West Virginia	804	526	53	3,246	3,441	(6)
Utah, Wyoming and Idaho	547	634	(14)	2,879	3,204	(10)
Average gas distribution customer accounts (thousands):
Sales	1,885	1,846	2	1,888	1,847	2
Transportation	1,130	1,116	1	1,122	1,112	1

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Second Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$3	$—	$(2)	$—
Other	1	—	12	0.01
Salaries, wages and benefits	8	0.01	12	0.02
Interest expense, net	5	0.01	11	0.01
Other	4	—	8	0.01
Share dilution	—	—	—	(0.02)
Change in net income contribution	$21	$0.02	$41	$0.03

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity delivered (million MWh)	5.2	5.8	(10%)	10.3	10.9	(6%)
Electricity supplied (million MWh)	5.4	6.2	(13)	10.7	11.4	(6)
Degree days (electric distribution service areas):
Cooling	171	268	(36)	176	268	(34)
Heating	32	38	(16)	610	698	(13)
Average electric distribution customer accounts (thousands)	750	738	2	748	736	2
Gas distribution throughput (bcf):
Sales	14	15	(7)	33	33	—
Average gas distribution customer accounts (thousands)	397	385	3	396	383	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(23)	$(0.03)	$(14)	$(0.02)
Other	(4)	—	1	—
Regulated gas sales	2	—	6	0.01
Regulatory rider equity return	(4)	—	(4)	(0.01)
Interest expense, net	2	—	10	0.01
Other	7	0.01	4	0.01
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$(20)	$(0.03)	$3	$(0.01)

Contracted Generation

Presented below are selected operating statistics related to Contracted Generation’s operations:

	Second Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity supplied (million MWh)	4.5	4.4	2%	9.8	9.6	2%

Presented below, on an after-tax basis, are the key factors impacting Contracted Generation’s net income contribution:

	Second Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$(6)	$(0.01)	$(50)	$(0.06)
Planned outage costs	8	0.01	8	0.01
Renewable energy investment tax credits	7	0.01	7	0.01
Other	(1)	—	—	—
Share dilution	—	—	—	—
Change in net income contribution	$8	$0.01	$(35)	$(0.04)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(1,906)	$(482)	$(1,424)	$(2,937)	$(1,817)	$(1,120)
Specific items attributable to Corporate and Other segment	31	(83)	114	(139)	(301)	162
Total specific items	(1,875)	(565)	(1,310)	(3,076)	(2,118)	(958)
Other corporate operations(1)	(98)	(125)	27	(195)	(213)	18
Total net income (expense)	$(1,973)	$(690)	$(1,283)	$(3,271)	$(2,331)	$(940)
EPS impact	$(2.37)	$(0.88)	$(1.49)	$(3.93)	$(2.92)	$(1.01)

(1)	Primarily consists of net interest expense.

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Net income	$490	$100	$390	$210	$120	$90

Overview

Second Quarter 2020 vs. 2019

Net income increased $390 million, primarily due to the absence of charges related to a voluntary retirement program, a contract termination with a non-utility generator and the abandonment of a project at an electric generating facility.

Year-To-Date 2020 vs. 2019

Net income increased $90 million, primarily due to the absence of charges related to the planned early retirement of certain automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility generator. These increases were partially offset by an increase in charges related to the planned early retirements of certain electric generation facilities and the absence of a revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$1,805	$1,938	$(133)	$3,735	$3,903	$(168)
Electric fuel and other energy-related purchases	366	536	(170)	858	1,132	(274)
Purchased (excess) electric capacity	(8)	13	(21)	(17)	46	(63)
Net revenue	1,447	1,389	58	2,894	2,725	169
Other operations and maintenance	376	565	(189)	794	844	(50)
Depreciation and amortization	307	299	8	618	603	15
Other taxes	85	90	(5)	172	175	(3)
Impairment of assets and other charges	44	197	(153)	808	743	65
Other income	52	16	36	—	53	(53)
Interest and related charges	137	135	2	263	270	(7)
Income tax expense	60	19	41	29	23	6

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2020 vs. 2019

Net revenue increased 4%, primarily reflecting:

•	A $98 million increase from rate adjustment clauses; and
•

A $16 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($21 million), partially offset by the expiration of various contracts ($5 million); partially offset by

•	A $30 million decrease in sales to retail customers from a decrease in cooling degree days; and
•	A $24 million decrease in sales to retail customers associated with usage factors impacted by COVID-19.

Other operations and maintenance decreased 33%, primarily reflecting the absence of a charge related to a voluntary retirement program ($186 million), a decrease in salaries, wages and benefits ($17 million) and a decrease in planned outage costs ($19 million). These decreases were partially offset by an increase in certain expenses which are primarily recovered through state and FERC rates and do not impact net income ($16 million) and an increase in allowance for credit risk on customer accounts related to COVID-19 ($13 million).

Depreciation and amortization increased 3%, primarily due to various projects being placed into service ($28 million), partially offset by the absence of depreciation from certain electric generation facilities that have been committed to be retired early ($16 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($8 million).

Impairment of assets and other charges decreased 78%, primarily due to the absence of charges related to a contract termination with a non-utility generator ($135 million) and the abandonment of a project at an electric generating facility ($62 million), partially offset by an increase in dismantling costs associated with certain electric generation facilities ($30 million) and the write-off of the portion of a regulatory asset no longer probable of recovery as a result of the enactment of the VCEA ($16 million).

Other income increased $36 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Income tax expense increased $41 million, primarily due to higher pre-tax income ($80 million), partially offset by higher investment tax credits ($39 million).

Year-To-Date 2020 vs. 2019

Net revenue increased 6%, primarily reflecting:

•	A $226 million increase from rate adjustment clauses; and
•

A $48 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($16 million); partially offset by

•

A $65 million decrease in sales to retail customers from a decrease in cooling degree days during the cooling season ($30 million) and a decrease in heating degree days during the heating season ($35 million); and

•	A $24 million decrease in sales to electric retail customers associated with usage factors impacted by COVID-19.

Other operations and maintenance decreased 6%, primarily reflecting the absence of a charge related to a voluntary retirement program ($186 million), a decrease in salaries, wages and benefits ($34 million) and a decrease in planned outage costs ($29 million). These decreases were partially offset by the absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million), an increase in certain expenses which are primarily recovered through state and FERC rates and do not impact net income ($55 million) and an increase in allowance for credit risk on customer accounts related to COVID-19 ($13 million).

Depreciation and amortization increased 2%, primarily due to various projects being placed into service ($52 million), partially offset by the absence of depreciation from certain electric generation facilities that were, or have committed to be, retired early ($25 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($16 million).

Impairment of assets and other charges increased 9%, primarily due to:

•	An increase in charges associated with the planned early retirements of certain electric generation facilities ($379 million); and
•	An increase in dismantling costs associated with certain electric generation facilities ($30 million); partially offset by
•	The absence of a charge related to the planned early retirement of certain automated meter reading infrastructure ($160 million);
•	The absence of a $135 million charge related to contract termination with a non-utility generator; and

•	The absence of a $62 million charge related to the abandonment of a project at an electric generating facility.

Other income decreased $53 million, primarily reflecting net investment losses in 2020 compared to net investment gains in 2019 on nuclear decommissioning trust funds.

Income tax expense increased 26%, primarily due to higher pre-tax income ($25 million), partially offset by higher investment tax credits ($19 million).

Dominion Energy Gas

Results of Operations

Presented below is a summary of Dominion Energy Gas’ consolidated results:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Net income (loss) attributable to Dominion Energy Gas	$(198)	$119	$(317)	$(29)	$309	$(338)

Overview

Second Quarter 2020 vs. 2019

Net income attributable to Dominion Energy Gas decreased $317 million, primarily due to a charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project and the absence of net income from discontinued operations related to the Dominion Energy Gas Restructuring, partially offset by the absence of a charge related to a voluntary retirement program and a decrease in interest and related charges from lower outstanding debt balances.

Year-To-Date 2020 vs. 2019

Net income attributable to Dominion Energy Gas decreased $338 million, primarily due to a charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project and the absence of net income from discontinued operations related to the Dominion Energy Gas Restructuring, partially offset by the absence of a charge related to a voluntary retirement program and a decrease in interest and related charges from lower outstanding debt balances.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy Gas’ results of operations:

	Second Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$510	$530	$(20)	$1,066	$1,096	$(30)
Purchased gas	—	(3)	3	8	9	(1)
Other energy-related purchases	1	1	—	1	1	—
Net revenue	509	532	(23)	1,057	1,086	(29)
Other operations and maintenance	150	210	(60)	315	386	(71)
Depreciation and amortization	94	92	2	187	182	5
Other taxes	35	38	(3)	77	78	(1)
Impairment of assets and other charges	482	13	469	482	13	469
Earnings from equity method investees	8	9	(1)	23	22	1
Other income	46	44	2	95	85	10
Interest and related charges	50	86	(36)	108	173	(65)
Income tax expense (benefit)	(82)	23	(105)	(30)	66	(96)
Net income from discontinued operations	—	26	(26)	—	80	(80)
Noncontrolling interests	32	30	2	65	66	(1)

An analysis of Dominion Energy Gas’ results of operations follows:

Second Quarter 2020 vs. 2019

Net revenue decreased 4%, primarily reflecting:

•	A $9 million decrease in services performed for Atlantic Coast Pipeline,
•	A $6 million decrease in services provided to affiliates; and
•	A $5 million decrease due to DETI contract changes.

Other operations and maintenance decreased 29%, primarily reflecting:

•	A $39 million decrease due to the absence of a charge related to a voluntary retirement program; and
•	A $9 million decrease in services performed for Atlantic Coast Pipeline.

Impairment of assets and other charges increased $469 million, due to a $482 million charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project, partially offset by the absence of a $13 million charge related to the abandonment of the Sweden Valley project.

Interest and related charges decreased 42%, primarily due to the absence of interest expense from Cove Point’s term loan borrowings ($32 million), partially offset by interest expense on Dominion Energy Gas’ November 2019 senior note issuance ($8 million).

Income tax expense decreased $105 million, primarily due to lower pre-tax income.

Year-To-Date 2020 vs. 2019

Net revenue decreased 3%, primarily reflecting:

•	A $20 million decrease in services performed for Atlantic Coast Pipeline; and
•	An $8 million decrease in services provided to affiliates.

Other operations and maintenance decreased 18%, primarily reflecting:

•	A $39 million decrease due to the absence of a charge related to a voluntary retirement program; and
•	A $20 million decrease in services performed for Atlantic Coast Pipeline.

Impairment of assets and other charges increased $469 million, due to a $482 million charge associated with the probable abandonment of portions of the Supply Header Project related to the Atlantic Coast Pipeline Project, partially offset by the absence of a $13 million charge related to the abandonment of the Sweden Valley project.

Other income increased 12%, primarily due to an increase in non-service components of pension and other postretirement employee benefit plan credits.

Interest and related charges decreased 38%, primarily due to the absence of interest expense from Cove Point’s term loan borrowings ($68 million), partially offset by interest expense on Dominion Energy Gas’ November 2019 senior note issuance ($15 million).

Income tax expense decreased $96 million, primarily due to lower pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2020, Dominion Energy had $5.7 billion of unused capacity under its joint revolving credit facility. In addition, Dominion Energy had $675 million available under a $900 million 364-Day Revolving Credit Agreement entered into in March 2020.

As part of its strategic response to COVID-19, Dominion Energy undertook certain measures in March and April 2020 to buttress its liquidity position. This includes entering the $900 million 364-Day Revolving Credit Agreement, which has the potential for an additional $300 million of capacity upon certain events. In addition, Dominion Energy borrowed $1.1 billion under two 364-Day Term Loan Credit Agreements and issued $2.3 billion of senior notes. In June 2020, Dominion Energy repaid the outstanding balance of $625 million associated with one of the 364-Day Term Loan Credit Agreements. See Note 16 to the Consolidated Financial Statements for more information.

A summary of Dominion Energy’s cash flows is presented below:

	2020	2019
(millions)
Cash, restricted cash and equivalents at January 1	$269	$391
Cash flows provided by (used in):
Operating activities	3,136	2,313
Investing activities	(3,334)	(1,833)
Financing activities	671	(311)
Net increase in cash, restricted cash and equivalents	473	169
Cash, restricted cash and equivalents at June 30	$742	$560

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $823 million, primarily due to higher deferred fuel cost recoveries, lower payments for income taxes, the absence of a contract termination payment and net changes in working capital items.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2019, Dominion Energy’s Board of Directors established an annual dividend rate for 2020 of $3.76 per share of common stock. In January 2020, Dominion Energy’s Board of Directors declared dividends payable in March 2020 of 94 cents per share of common stock, and in May 2020, Dominion Energy’s Board of Directors declared dividends payable in June 2020 of 94 cents per share of common stock. In July 2020, Dominion Energy’s Board of Directors declared dividends payable in September 2020 of 94 cents per share of common stock. Also in July 2020, Dominion Energy announced that it currently expects to make a fourth dividend payment in December 2020 of approximately 63 cents per share of common stock reflecting the expected timing of the closing of the proposed transaction with BHE. Dividends are subject to declaration by the Board of Directors.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A. Risk Factors in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of June 30, 2020 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$88	$—	$88
Non-investment grade(2)	3	—	3
No external ratings:
Internally rated—investment grade(3)	117	—	117
Internally rated—non-investment grade(4)	7	—	7
Total(5)	$215	$—	$215

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 29% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 53% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(5)	Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $1.5 billion, primarily due to an increase in plant construction and other property additions, the absence of cash acquired in the SCANA Combination and the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coast Pipeline.

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

Dominion Energy currently meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows Dominion Energy to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions. In June 2020, Dominion Energy filed a SEC shelf registration statement for the sale of debt and equity securities which replaced the shelf registration statement filed by Dominion Energy in June 2017.

Net cash provided by Dominion Energy's financing activities was $671 million for the six months ended June 30, 2020, compared to net cash used by financing activities of $311 million for the six months ended June 30, 2019, primarily due to higher issuances of short- and long-term debt to buttress liquidity as a strategic response to COVID-19 and lower repayments of long-term debt, partially offset by higher repayments of short-term debt and the absence of the issuance of the 2019 Equity Units.

In November 2017, Dominion Energy filed a SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of June 30, 2020 was $176 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

In July 2020, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded the prior two authorizations from 2005 and 2007.  The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

See Note 16 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2020, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. In addition, see Note 16 to the Consolidated Financial Statements in this report for a description of certain financial covenants associated with term loan and revolving credit agreements entered into in the first quarter of 2020. As of June 30, 2020, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2020, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Off-Balance Sheet Arrangements

As of June 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following matter.

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. If Dominion Energy ultimately proceeds with the project through completion, the project is expected to be completed by September 2024. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs. If the project is terminated under certain events, Dominion Energy could be required to pay up to 100% of the then funded amount.

The lease term will commence once construction is substantially complete and the facility is able to be occupied and end in December 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.  Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Note 17 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Note 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Note 17 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Atlantic Coast Pipeline and Supply Header Projects

In July 2020, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project. As a result, Dominion Energy recorded an abandonment for a significant portion of the Supply Header Project. See Notes 2 and 10 to the Consolidated Financial Statements in this report for more information.

NWP 12 Permitting

In April 2020, the U.S. District Court for the District of Montana issued an order vacating an NWP 12 issued by the Army Corps of Engineers and remanding the permit back to the Army Corps of Engineers for consultation under the Endangered Species Act. In 2017, the Army Corps of Engineers issued an NWP 12 authorizing discharges related to construction projects into waters of the U.S. The district court concluded that the issuance of the NWP 12 was unlawful because the Army Corps of Engineers did not consult under the Endangered Species Act with the U.S Fish and Wildlife Service and/or National Marine Fisheries Service. The district court also enjoined the Army Corps of Engineers from authorizing any dredge or fill activities under NWP 12. Following the district court’s ruling, the Army Corps of Engineers suspended the NWP 12. In May 2020, the district court amended its order to authorize the use of NWP 12 for all utility line projects other than new oil and gas pipeline projects. The Army Corps of Engineers sought emergency relief of the district court’s order from the U.S. Court of Appeals for the Ninth Circuit and the U.S. Supreme Court.  In July 2020, the U.S. Supreme Court issued an order limiting the scope of the district court’s order to the construction of the Keystone XL pipeline, allowing other new oil and gas pipeline projects to use the NWP 12 process pending the appeal of the district court’s order to the U.S. Court of Appeals for the Ninth Circuit. As a result of the amended order, the cancellation of the Atlantic Coast Pipeline Project and the pending sale of its gas transmission operations to BHE, Dominion Energy does not currently expect this matter to have a material impact to its results of operations, financial position or cash flows.

COVID-19

Dominion Energy continues to monitor the global outbreak of COVID-19 and has taken appropriate steps to mitigate the potential risks to Dominion Energy, its employees and its customers posed by the spread of the virus. Dominion Energy provides a critical service to its customers which means that it is paramount for the company to keep its employees who operate its businesses safe and informed. For example, Dominion Energy has taken precautions with regard to employee and facility hygiene, imposed travel limitations on employees, directed employees to work remotely whenever possible and expanded health and paid time off benefits for employees. Additional protocols have been implemented for required work within customer premises to protect Dominion Energy’s employees, such customers and the public. In addition, Dominion Energy has assessed and updated its existing business continuity plans for its business units in the context of this pandemic. Working with a medical advisor, Dominion Energy developed a COVID-19 training program, which has been rolled out to employees. Dominion Energy is providing all appropriate personal protection equipment to keep employees safe and has implemented additional protections such as temperature screenings, testing services, and mandatory face covering policies. Dominion Energy is also working with suppliers to understand the potential impacts to its supply chain; however, at this time, no material risks to Dominion Energy’s supply chain have been identified. This is a rapidly evolving situation, and Dominion Energy will continue to monitor developments affecting its workforce, suppliers and other aspects of its business, such as construction projects, and will take additional precautions as Dominion Energy believes are warranted. In addition, Dominion Energy continues to monitor both customer demand and its ability to collect customer receivables. While Dominion Energy currently does not expect a material impact to its results of operations from the impacts of the COVID-19 pandemic on its operations, the ultimate impacts on its results of operations, financial position and/or cash flows could be material based on the ultimate duration of the pandemic and the related economic recovery.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $31 million and $50 million of Dominion Energy’s commodity-based derivative instruments as of June 30, 2020 and December 31, 2019, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $42 million and $54 million of Virginia Power’s commodity-based derivative instruments as of June 30, 2020 and December 31, 2019, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, Virginia Power and Dominion Energy Gas, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2020 or December 31, 2019.

The Companies also use interest rate derivatives, including forward-starting swaps, as hedges of forecasted interest payments. As of June 30, 2020, Dominion Energy, Virginia Power and Dominion Energy Gas had $8.5 billion, $2.1 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $95 million, $50 million and $7 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at June 30, 2020. As of December 31, 2019, Dominion Energy, Virginia Power and Dominion Energy Gas had $6.4 billion, $1.9 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $135 million, $88 million and $17 million, respectively, in the fair value of Dominion Energy, Virginia Power and Dominion Energy Gas’ interest rate derivatives at December 31, 2019.

Dominion Energy Gas holds foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. At both June 30, 2020 and December 31, 2019, Dominion Energy and Dominion Energy Gas had €250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in the fair value of Dominion Energy Gas’ foreign currency swaps at June 30, 2020 or December 31, 2019.

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

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $207 million for the six months ended June 30, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $603 million for the six months ended June 30, 2019 and $1.0 billion for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $37 million and $65 million for the six months ended June 30, 2020 and 2019, respectively, and $74 million for the year ended December 31, 2019.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $119 million for the six months ended June 30, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $282 million for the six months ended June 30, 2019 and $481 million for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $20 million and $31 million for the six months ended June 30, 2020 and 2019, respectively, and $30 million for the year ended December 31, 2019.

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

In March 2018, Virginia Power received a proposed consent order from the VDEQ in connection with alleged CWA permit violations at the Chesterfield power station in 2017. Virginia Power began working cooperatively with both the VDEQ and the EPA to resolve those and certain other alleged violations collectively. In March 2020, Virginia Power finalized a consent decree with the VDEQ and the EPA that would require Virginia Power to pay a $1.4 million civil penalty in connection with various alleged CWA permit and other violations. In July 2020, the consent decree was entered by order of the U.S. District Court for the Eastern District of Virginia.

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 13 and 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and updated in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 and the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/20-4/30/20	—	$—	—	19,629,059 shares/ $1.18 billion
5/1/20-5/31/20	—	—	—	19,629,059 shares/ $1.18 billion
6/1/20-6/30/20	—	—	—	19,629,059 shares/ $1.18 billion
Total	—	$—	—	19,629,059 shares/ $1.18 billion

(1)	Represents shares that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.

(3)

The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Energy Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Energy Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

In July 2020, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded the prior two authorizations from 2005 and 2007.  The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power	Dominion Energy Gas

2.1

Purchase and Sale Agreement, dated as of July 3, 2020, by and among Dominion Energy, Inc., Dominion Energy Questar Corporation and Berkshire Hathaway Energy Company (Exhibit 2.1, Form 8-K filed July 6, 2020, File No. 1-8489).

X

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective December 13, 2019 (Exhibit 3.1, Form 8-K filed December 13, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.1.c	Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form S-4 filed April 4, 2014, File No. 333-195066).			X

3.1.d	Articles of Amendment to the Articles of Organization of Dominion Energy Gas Holdings, LLC (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-37591).			X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective July 30, 2020 (Exhibit 3.1, Form 8-K filed July 31, 2020, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

3.2.c	Operating Agreement of Dominion Energy Gas Holdings, LLC, as amended and restated, effective November 5, 2019 (Exhibit 3.1, Form 8-K filed November 12, 2019, File No. 001-37591).			X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Dominion Energy Gas Holdings, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

DOMINION ENERGY GAS HOLDINGS, LLC Registrant

August 5, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer