Form 10-Q
period 2020-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2020-11-06
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At October 16, 2020, the latest practicable date for determination, Dominion Energy, Inc. had 815,819,095 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Energy, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representation as to the information relating to Dominion Energy, Inc.’s other operations.

VIRGINIA ELECTRIC AND POWER COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM 10-Q UNDER THE REDUCED DISCLOSURE FORMAT.

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

BACT	Best available control technology
bcf	Billion cubic feet
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
BHE	Berkshire Hathaway Energy Company
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act, enacted on March 27, 2020
CCR	Coal combustion residual
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide

Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy and Virginia Power, collectively
Contracted Assets	Contracted Assets operating segment
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
DCP

The legal entity, Dominion Cove Point, LLC, one or more of its consolidated subsidiaries (including Dominion Energy Midstream), or the entirety of Dominion Cove Point, LLC and its consolidated subsidiaries

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
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Gas

The legal entity, Eastern Energy Gas Holdings, LLC (formerly known as Dominion Energy Gas Holdings, LLC), one or more of its consolidated subsidiaries (consisting of DETI, DCP, DMLPHCII and Dominion Iroquois), or the entirety of Eastern Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Gas Restructuring	The acquisition of DCP and DMLPHCII from, and the disposition of East Ohio and DGP to, Dominion Energy by Dominion Energy Gas on November 6, 2019
Dominion Energy Midstream

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries (consisting effective November 2020 of DECG), or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar Pipeline

The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries (including its 50% noncontrolling interest in White River Hub), or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment

Dominion Iroquois

The legal entity Dominion Iroquois, Inc., one or more of its consolidated subsidiaries, or the entirety of Dominion Iroquois, Inc. and its consolidated subsidiaries, which holds a 50% noncontrolling interest in Iroquois

DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility joint venture through September 2020 with BP in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP	The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP
Grassfield Solar	A proposed 20 MW utility-scale solar power station located in Chesapeake, Virginia
Greensville County	A 1,588 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GT&S Transaction

The sale by Dominion Energy to BHE of Dominion Energy Gas, DGP, DECGS, Dominion Energy Field Services, Inc. and Dominion Modular LNG Holdings, Inc. (which holds a 50% noncontrolling interest in JAX LNG) pursuant to a purchase and sale agreement entered into on July 3, 2020, which was completed on November 1, 2020

GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Hopewell	Polyester biomass power station
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP
Iroquois	Iroquois Gas Transmission System, L.P.

ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
NAV	Net asset value
NGL	Natural gas liquid
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

Q-Pipe Transaction

The proposed sale by Dominion Energy to BHE of Dominion Energy Questar Pipeline, DEQPS and QPC Holding Company, LLC (including its subsidiary Questar Southern Trails Pipeline Company), pursuant to a purchase and sale agreement entered into on October 5, 2020

Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RCC	Replacement Capital Covenant
RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider CE	A rate adjustment clause associated with the recovery of the costs related to certain renewable generation facilities in Virginia
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A, C2A and C3A	Rate adjustment clauses associated with the recovery of cost related to certain DSM programs approved in DSM cases
ROE	Return on equity
RSN	Remarketable subordinated note
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination

SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, LLC (formerly known as SCANA Energy Marketing, Inc.), a subsidiary of SCANA through December 2019, and effective December 2019, a subsidiary of Wrangler
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spring Grove 1	An approximately 98 MW proposed utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	A proposed 42 MW utility-scale solar power station located in Pittsylvania County, Virginia
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act, passed by the Virginia General Assembly in March 2020 and enacted on April 11, 2020
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions, except per share amounts)
Operating Revenue	$3,607	$3,782	$10,651	$10,506
Operating Expenses
Electric fuel and other energy-related purchases	594	769	1,758	2,250
Purchased electric capacity	23	11	36	74
Purchased gas	37	158	561	1,120
Other operations and maintenance	977	867	2,720	2,824
Depreciation, depletion and amortization	595	586	1,751	1,713
Other taxes	203	202	663	698
Impairment of assets and other charges	1,151	85	1,963	1,219
Total operating expenses	3,580	2,678	9,452	9,898
Income from operations	27	1,104	1,199	608
Other income	281	129	327	526
Interest and related charges	306	370	1,136	1,133
Income from continuing operations including noncontrolling interest before income tax expense (benefit)	2	863	390	1
Income tax expense (benefit)	(110)	(84)	(123)	161
Net Income (Loss) From Continuing Operations Including Noncontrolling Interest	112	947	513	(160)
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interest(1)(2)	19	38	(1,753)	526
Net Income (Loss) Including Noncontrolling Interest	131	985	(1,240)	366
Noncontrolling Interest	(225)	10	(157)	17
Net Income (Loss) Attributable to Dominion Energy	$356	$975	$(1,083)	$349
Amounts attributable to Dominion Energy
Net Income (Loss) from continuing operations	$369	$937	$767	$(171)
Net Income (Loss) from discontinued operations	(13)	38	(1,850)	520
Net Income (Loss) attributable to Dominion Energy	$356	$975	$(1,083)	$349
EPS - Basic
Net Income (Loss) from continuing operations	$0.42	$1.14	$0.86	$(0.22)
Net Income (Loss) from discontinued operations	(0.01)	0.05	(2.21)	0.64
Net Income (Loss) attributable to Dominion Energy	$0.41	$1.19	$(1.35)	$0.42
EPS - Diluted
Net Income (Loss) from continuing operations	$0.42	$1.12	$0.83	$(0.22)
Net Income (Loss) from discontinued operations	(0.01)	0.05	(2.21)	0.64
Net Income (Loss) attributable to Dominion Energy	$0.41	$1.17	$(1.38)	$0.42

(1)	See Note 10 for amounts attributable to related parties.
(2)

Includes income tax expense (benefit) of $(10) million and $136 million for the three months ended September 30, 2020 and 2019, respectively and $(572) million and $47 million for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Net income (loss) including noncontrolling interest	$131	$985	$(1,240)	$366
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	10	(107)	(254)	(209)
Changes in unrealized net gains (losses) on investment securities(2)	4	8	32	37
Changes in net unrecognized pension and other postretirement benefit costs(3)	(261)	(4)	(262)	109
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	188	(6)	215	(58)
Net realized (gains) losses on investment securities(5)	(1)	(4)	(15)	(5)
Net pension and other postretirement benefit costs(6)	23	20	60	50
Changes in other comprehensive income from equity method investees(7)	1	(1)	1	(1)
Total other comprehensive loss	(36)	(94)	(223)	(77)
Comprehensive income (loss) including noncontrolling interest	95	891	(1,463)	289
Comprehensive income (loss) attributable to noncontrolling interests	(225)	10	(157)	17
Comprehensive income (loss) attributable to Dominion Energy	$320	$881	$(1,306)	$272

(1)

Net of $(4) million and $37 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $85 million and $69 million tax for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Net of $(2) million and $(2) million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(12) million and $(13) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(3)  Net of $91 million and $4 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $94 million and $(45) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(4)  Net of $(63) million and $1 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(72) million and $19 million tax for the nine months ended September 30, 2020 and 2019, respectively.

(5)  Net of $2 million and $1 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $6 million and $1 million tax for the nine months ended September 30, 2020 and 2019, respectively.

(6)  Net of $(8) million and $(6) million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(21) million and $(17) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(7) Net of $(1) million and $— million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(1) million and $— million tax for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$413	$135
Customer receivables (less allowance for doubtful accounts of $51 and $18)	2,002	2,085
Other receivables (less allowance for doubtful accounts of $3 at both dates)	174	340
Inventories	1,565	1,616
Prepayments	632	296
Regulatory assets	663	871
Other	232	218
Current assets held for sale(2)	14,148	535
Total current assets	19,829	6,096
Investments
Nuclear decommissioning trust funds	6,357	6,192
Investment in equity method affiliates	137	1,334
Other	396	379
Total investments	6,890	7,905
Property, Plant and Equipment
Property, plant and equipment	81,729	82,043
Accumulated depreciation, depletion and amortization	(24,941)	(24,843)
Total property, plant and equipment, net	56,788	57,200
Deferred Charges and Other Assets
Goodwill	7,395	7,395
Regulatory assets	9,449	7,652
Other	4,184	3,618
Total deferred charges and other assets	21,028	18,665
Noncurrent assets held for sale	—	13,957
Total assets	$104,535	$103,823

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,700	$2,462
Supplemental 364-Day credit facility borrowings	225	—
Short-term debt	2,328	849
Accounts payable	738	1,023
Accrued interest, payroll and taxes	1,146	1,284
Regulatory liabilities	716	455
Reserves for SCANA legal proceedings	228	696
Derivative liabilities	223	394
Other(2)	2,376	1,738
Current liabilities held for sale	6,880	1,039
Total current liabilities	17,560	9,940
Long-Term Debt
Long-term debt	30,103	25,492
Junior subordinated notes	2,160	3,406
Other	882	100
Total long-term debt	33,145	28,998
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,812	6,277
Regulatory liabilities	10,170	10,204
Derivative liabilities	537	329
Other(2)	9,245	8,288
Total deferred credits and other liabilities	25,764	25,098
Noncurrent liabilities held for sale	—	5,754
Total liabilities	76,469	69,790
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (See Note 16)	2,387	2,387
Common stock – no par(3)	21,930	23,824
Retained earnings	4,035	7,576
Accumulated other comprehensive loss	(2,016)	(1,793)
Total shareholders' equity	26,336	31,994
Noncontrolling interests	1,730	2,039
Total equity	28,066	34,033
Total liabilities and equity	$104,535	$103,823

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 10 for amounts attributable to related parties.

(3) 1.8 billion shares authorized; 816 million shares and 838 million shares outstanding at September 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - QUARTER-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2019	2	$1,596	803	$20,660	$7,124	$(1,683)	$27,697	$684	$28,381
Net income including noncontrolling interests					975		975	10	985
Issuance of stock			20	1,477			1,477		1,477
Stock awards (net of change in unearned compensation)				7			7		7
Preferred stock dividends(1)					(7)		(7)		(7)
Common stock dividends ($0.9175 per share) and distributions					(755)		(755)	(23)	(778)
Other comprehensive loss, net of tax						(94)	(94)		(94)
Other				(13)	(1)		(14)		(14)
September 30, 2019	2	$1,596	823	$22,131	$7,336	$(1,777)	$29,286	$671	$29,957

June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884
Net income (loss) including noncontrolling interests					356		356	(225)	131
Issuance of stock			4	333			333		333
Stock repurchases			(28)	(2,385)			(2,385)		(2,385)
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends(1)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(785)		(785)	(59)	(844)
Other comprehensive loss, net of tax						(36)	(36)		(36)
Other				(11)			(11)	1	(10)
September 30, 2020	2	$2,387	816	$21,930	$4,035	$(2,016)	$26,336	$1,730	$28,066

(1) See Note 16 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - YEAR-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2018	—	$—	681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income including noncontrolling interests					349		349	17	366
Issuance of stock	2	1,596	24	1,802			3,398		3,398
Stock purchase contract component of 2019 Equity Units(1)				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Stock awards (net of change in unearned compensation)				19			19		19
Preferred stock dividends(1)					(8)		(8)		(8)
Common stock dividends ($2.753 per common share) and distributions					(2,224)		(2,224)	(66)	(2,290)
Other comprehensive loss, net of tax						(77)	(77)		(77)
Other				(13)			(13)		(13)
September 30, 2019	2	$1,596	823	$22,131	$7,336	$(1,777)	$29,286	$671	$29,957

December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net loss including noncontrolling interests					(1,083)		(1,083)	(157)	(1,240)
Issuance of stock			6	481			481		481
Stock repurchases			(28)	(2,385)			(2,385)		(2,385)
Stock awards (net of change in unearned compensation)				22			22		22
Preferred stock dividends(1)					(48)		(48)		(48)
Common stock dividends ($2.820 per share) and distributions					(2,362)		(2,362)	(153)	(2,515)
Other comprehensive loss, net of tax						(223)	(223)		(223)
Other				(12)			(12)	1	(11)
September 30, 2020	2	$2,387	816	$21,930	$4,035	$(2,016)	$26,336	$1,730	$28,066

(1) See Note 16 for further information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2020	2019
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$(1,240)	$366
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,178	2,235
Deferred income taxes and investment tax credits	(380)	112
Provision for refunds and rate credits to electric utility customers	—	936
Impairment of assets and other charges	2,207	982
Loss for equity method investee	2,376	—
Charges related to a voluntary retirement program	—	384
Net gains on nuclear decommissioning trust funds and other investments	(101)	(418)
Revision to future ash pond and landfill closure costs	—	(113)
Other adjustments	84	(29)
Changes in:
Accounts receivable	291	354
Inventories	29	(106)
Deferred fuel and purchased gas costs, net	206	158
Prepayments	(292)	31
Accounts payable	(186)	(446)
Accrued interest, payroll and taxes	(113)	(123)
Customer deposits	(9)	(94)
Margin deposit assets and liabilities	3	54
Net realized and unrealized changes related to derivative activities	285	1
Pension and other postretirement benefits	(170)	(107)
Other operating assets and liabilities	(358)	(468)
Net cash provided by operating activities	4,810	3,709
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,409)	(3,407)
Cash and restricted cash acquired in the SCANA Combination	—	389
Acquisition of solar development projects	(245)	(183)
Proceeds from sales of securities	2,868	1,311
Purchases of securities	(2,948)	(1,330)
Proceeds from sales of assets and equity method investments	71	211
Contributions to equity method affiliates	(92)	(187)
Acquisition of equity method investments	(178)	—
Other	73	36
Net cash used in investing activities	(4,860)	(3,160)
Financing Activities
Issuance of short-term debt, net	1,417	1,913
Issuance of short-term notes	1,125	3,000
Repayment of short-term notes	(625)	—
Supplemental 364-Day credit facility borrowings	225	—
Repayment of credit facility borrowings	—	(113)
Issuance of long-term debt	5,677	2,298
Repayment of long-term debt, including redemption premiums	(2,546)	(8,595)
Issuance of 2019 Equity Units	—	1,582
Issuance of common stock	159	1,802
Repurchase of common stock	(2,385)	—
Common dividend payments	(2,362)	(2,224)
Other	(346)	(163)
Net cash provided by (used in) financing activities	339	(500)
Increase in cash, restricted cash and equivalents	289	49
Cash, restricted cash and equivalents at beginning of period	269	391
Cash, restricted cash and equivalents at end of period	$558	$440
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	$461	$378
Leases(3)	45	102
(1)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(2)

See Note 16 for noncash financing activities related to derivative restructuring, the acquisition of the public interest in Dominion Energy Midstream, the issuance of stock purchase contracts associated with the 2019 Equity Units and the issuance of common stock associated with the settlement of litigation.  See Note 17 for noncash investing activities related to property, plant and equipment conveyed to satisfy litigation.

See Note 18 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 for noncash financing activities related to the remarketing of RSNs.

(3)   Includes $42 million and $98 million of financing leases at September 30, 2020 and 2019, respectively, and $3 million and $4 million of operating leases at September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Operating Revenue(1)	$2,248	$2,264	$5,983	$6,167
Operating Expenses
Electric fuel and other energy-related purchases(1)	424	559	1,282	1,691
Purchased (excess) electric capacity	3	(1)	(14)	45
Other operations and maintenance:
Affiliated suppliers	69	74	236	287
Other	456	379	1,083	1,010
Depreciation and amortization	324	313	942	916
Other taxes	85	82	257	257
Impairment of assets and other charges	200	38	1,008	781
Total operating expenses	1,561	1,444	4,794	4,987
Income from operations	687	820	1,189	1,180
Other income	34	15	34	68
Interest and related charges(1)	135	138	398	408
Income before income tax expense	586	697	825	840
Income tax expense	111	95	140	118
Net Income	$475	$602	$685	$722

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Net income	$475	$602	$685	$722
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	5	(16)	(39)	(34)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	—	1	4	5
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	1	—	1	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	(1)	—	(2)	(1)
Total other comprehensive income (loss)	5	(15)	(36)	(29)
Comprehensive income	$480	$587	$649	$693

(1)

Net of $(1) million and $5 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $14 million and $11 million tax for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Net of $(1) million and $(1) million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(2) million and $(2) million tax for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Net of $— million and $— million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $(1) million and $— tax for the nine months ended September 30, 2020 and 2019, respectively.

(4)

Net of $— million and $1 million tax for the three months ended September 30, 2020 and 2019, respectively, and net of $1 million and $1 million tax for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$62	$17
Customer receivables (less allowance for doubtful accounts of $30 and $9)	1,337	1,163
Other receivables (less allowance for doubtful accounts of $2 at both dates)	73	106
Affiliated receivables	1	27
Inventories (average cost method)	828	873
Regulatory assets	218	433
Other(2)	78	57
Total current assets	2,597	2,676
Investments
Nuclear decommissioning trust funds	2,933	2,881
Other	3	3
Total investments	2,936	2,884
Property, Plant and Equipment
Property, plant and equipment	46,083	47,038
Accumulated depreciation and amortization	(14,055)	(14,156)
Total property, plant and equipment, net	32,028	32,882
Deferred Charges and Other Assets
Regulatory assets	3,610	1,863
Other(2)	1,566	1,123
Total deferred charges and other assets	5,176	2,986
Total assets	$42,737	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2020	December 31, 2019(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$8	$4
Short-term debt	422	243
Accounts payable	320	334
Payables to affiliates	328	210
Affiliated current borrowings	230	107
Accrued interest, payroll and taxes	339	253
Asset retirement obligations	91	340
Regulatory liabilities	312	167
Derivative liabilities(2)	15	243
Other	563	571
Total current liabilities	2,628	2,472
Long-Term Debt
Long-term debt	12,328	12,325
Other	477	16
Total long-term debt	12,805	12,341
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,720	2,962
Asset retirement obligations	3,568	3,241
Regulatory liabilities	5,324	5,074
Other(2)	1,377	1,349
Total deferred credits and other liabilities	12,989	12,626
Total liabilities	28,422	27,439
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	7,529	7,167
Accumulated other comprehensive loss	(65)	(29)
Total common shareholder’s equity	14,315	13,989
Total liabilities and shareholder’s equity	$42,737	$41,428

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2020 and December 31, 2019.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2019	275	$5,738	$1,113	$6,139	$(26)	$12,964
Net income				602		602
Other comprehensive loss, net of tax					(15)	(15)
Other				(1)		(1)
September 30, 2019	275	$5,738	$1,113	$6,740	$(41)	$13,550

June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944
Net income				475		475
Dividends				(108)		(108)
Other comprehensive income, net of tax					5	5
Other				(1)		(1)
September 30, 2020	275	$5,738	$1,113	$7,529	$(65)	$14,315

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				722		722
Dividends				(189)		(189)
Other comprehensive loss, net of tax					(29)	(29)
Other				(1)		(1)
September 30, 2019	275	$5,738	$1,113	$6,740	$(41)	$13,550

December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net income				685		685
Dividends				(323)		(323)
Other comprehensive loss, net of tax					(36)	(36)
September 30, 2020	275	$5,738	$1,113	$7,529	$(65)	$14,315

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2020	2019
(millions)
Operating Activities
Net income	$685	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,068	1,045
Deferred income taxes and investment tax credits	(259)	(141)
Revision to future ash pond and landfill closure costs	—	(113)
Impairment of assets and other charges	1,004	646
Charge related to a voluntary retirement program	—	138
Other adjustments	(23)	(60)
Changes in:
Accounts receivable	(152)	(154)
Affiliated receivables and payables	144	21
Inventories	46	(34)
Prepayments	1	(4)
Deferred fuel expenses, net	144	232
Accounts payable	(1)	(38)
Accrued interest, payroll and taxes	81	73
Net realized and unrealized changes related to derivative activities	(18)	18
Asset retirement obligations	51	33
Pension and other postretirement benefits	(273)	54
Other operating assets and liabilities	67	(370)
Net cash provided by operating activities	2,565	2,068
Investing Activities
Plant construction and other property additions	(2,301)	(1,816)
Purchases of nuclear fuel	(170)	(96)
Acquisition of solar development projects	(26)	(169)
Proceeds from sales of securities	694	677
Purchases of securities	(729)	(717)
Other	33	(18)
Net cash used in investing activities	(2,499)	(2,139)
Financing Activities
Issuance of short-term debt, net	179	371
Issuance (repayment) of affiliated current borrowings, net	123	(215)
Issuance of long-term debt	427	698
Repayment of long-term debt	(427)	(590)
Common dividend payments to parent	(323)	(189)
Other	(6)	(5)
Net cash provided by (used in) financing activities	(27)	70
Increase (decrease) in cash, restricted cash and equivalents	39	(1)
Cash, restricted cash and equivalents at beginning of period	24	38
Cash, restricted cash and equivalents at end of period	$63	$37
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$234	$231
Financing leases	26	13

(1)	See Note 16 for noncash financing activities related to derivative restructuring.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., regulated gas transportation and storage services in the Rocky Mountain region of the U.S., merchant electric generation and, following the completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina.  See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations to BHE through the GT&S Transaction completed in November 2020 and the proposed Q-Pipe Transaction.

Beginning in September 2020, Dominion Energy manages its daily operations through four primary operating segments:  Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets.  Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources.  In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 and its equity investment in Atlantic Coast Pipeline as discussed in Note 10.

See Note 21 for further discussion of the Companies’ operating segments.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2020, their results of operations and changes in equity for the three and nine months ended September 30, 2020 and 2019 and their cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At September 30, 2020, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy merchant solar projects, Brookfield’s 25% interest in Cove Point (effective December 2019) and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain merchant projects upon the occurrence of certain events, including any proposed sale by Dominion Energy of its interest.

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

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2020	September 30, 2019	December 31, 2019	December 31, 2018
(millions)
Dominion Energy
Cash and cash equivalents(1)	$462	$378	$166	$268
Restricted cash and equivalents(2)(3)	96	62	103	123
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$558	$440	$269	$391
Virginia Power
Cash and cash equivalents	$62	$29	$17	$29
Restricted cash and equivalents(3)	1	8	7	9
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$63	$37	$24	$38

(1)

At September 30, 2020, September 30, 2019, December 31, 2019 and December 31, 2018, Dominion Energy had $49 million, $80 million, $31 million and $110  million of cash and cash equivalents included in current assets held for sale, respectively.

(2)

At September 30, 2020, September 30, 2019, December 31, 2019 and December 31, 2018, Dominion Energy had $16 million, $5 million, $12 million and $89  million of restricted cash and equivalents included in current assets held for sale, respectively

(3)   Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

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

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station will be retired in December 2020. As a result, Virginia Power recorded a charge of $369 million ($275 million after-tax) in the first quarter of 2019, primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2019.

In May 2019, Virginia Power abandoned a coal rail project at its Mt. Storm generating facility. As a result, Virginia Power recorded a charge of $62 million ($46 million after-tax) in the second quarter of 2019, included in impairment of assets and other charges in its Consolidated Statements of Income.

In September 2019, the Companies abandoned certain property, plant and equipment before the end of its useful life. As a result, Dominion Energy recorded a charge of $26 million ($19 million after-tax) and Virginia Power recorded a charge of $17 million ($12 million after-tax), included in impairment of assets and other charges in their Consolidated Statements of Income for the three and nine months ended September 30, 2019.

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

In the first quarter of 2020, Virginia Power updated depreciation rates for its nuclear plants to reflect lower depreciation rates as a result of the expected approval of license extensions from the NRC. This adjustment resulted in a decrease in depreciation expense of $8 million ($6 million after-tax) and $24 million ($18 million after-tax) for the three and nine months ended September 30, 2020, respectively, in Virginia Power’s Consolidated Statements of Income and a $0.01 and $0.02 increase in Dominion Energy’s EPS, for the three and nine months ended September 30, 2020, respectively. This revision is expected to decrease annual depreciation expense by approximately $31 million ($23 million after-tax) and increase Dominion Energy’s EPS by $0.03 for the year ended December 31, 2020.

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

• Debt securities classified as trading securities include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans. These securities are reported in other investments in its Consolidated Balance Sheets at fair value with net realized and unrealized gains and losses included in other income in its Consolidated Statements of Income.

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

Equity securities with readily determinable fair values include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans and securities held by the Companies in the nuclear decommissioning trusts. The Companies record all equity securities with a readily determinable fair value, or for which they are permitted to estimate fair value using NAV (or its equivalent), at fair value in nuclear decommissioning trust funds and other investments in the Consolidated Balance Sheets. However, the Companies may elect a measurement alternative for equity securities without a readily determinable fair value. Under the measurement alternative, equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Companies qualitatively assess equity securities reported using the measurement alternative to determine whether an investment is impaired on an ongoing basis. Net realized and unrealized gains and losses on equity securities held in Virginia Power’s nuclear decommissioning trusts are deferred to a regulatory asset or liability, as applicable, for certain jurisdictions subject to cost-based regulation. For all other equity securities, including those held in Dominion Energy’s merchant generation nuclear decommissioning trusts and rabbi trusts, net realized and unrealized gains and losses are included in other income in its Consolidated Statements of Income.

Equity Securities without Readily Determinable Fair Values

The Companies account for illiquid and privately held securities without readily determinable fair values under either the equity method or cost method. Equity securities without readily determinable fair values include:

• Equity method investments when the Companies have the ability to exercise significant influence, but not control, over the investee. Dominion Energy’s investments are included in investment in equity method affiliates in its Consolidated Balance Sheets, except for such investments which are classified as held for sale. Dominion Energy records equity method adjustments in other income in its Consolidated Statements of Income, except for such adjustments which are classified as discontinued operations, including its proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.

• Cost method investments when the Companies do not have the ability to exercise significant influence over the investee. The Companies’ investments are included in other investments and nuclear decommissioning trust funds. Cost method investments are reported at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Other-Than-Temporary Impairment

The Companies periodically review their equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in the fair value of any equity method investment is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

Credit Impairment

Effective January 2020, the Companies periodically review their available-for-sale debt securities to determine whether a decline in fair value should be considered credit related. If a decline in the fair value of any available-for-sale debt security is determined to be credit related, the credit-related impairment is recorded to an allowance included in nuclear decommissioning trust funds in the Companies’ Consolidated Balance Sheets at the end of the reporting period, with such allowance for credit losses subject to reversal in subsequent evaluations.

Using information obtained from their nuclear decommissioning trust fixed-income investment managers, the Companies record in earnings, or defer as applicable for certain jurisdictions subject to cost-based regulation, any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, the Companies record the credit loss in earnings with the remaining non-credit portion of the unrealized loss recorded in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

New Accounting Standards

In August 2020, the FASB issued revised accounting guidance for debt with conversion options and contracts in an entity’s own equity. The revised guidance eliminates the ability to assert cash settlement and exclude potential shares from the diluted EPS calculation for a contract that may be settled in stock or cash.  The effective date is for interim and annual reporting periods beginning January 1, 2022 and may be adopted through a modified retrospective or fully retrospective method of transition. Upon adoption, Dominion Energy will no longer exclude the Series A Preferred Stock from the effect of dilutive securities and will also exclude the fair value adjustment reflected within net income attributable to Dominion Energy for the calculation of diluted EPS.

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

In accordance with the SCANA Merger Approval Order, Dominion Energy incurred certain charges to its Consolidated Statements of Income for the following:

•

In the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period, effective January 2019. As a result, Dominion Energy’s Consolidated Statement of Income for the nine months ended September 30, 2019 includes a $756 million after-tax charge.

•

Dominion Energy committed to forgo recovery of $105 million of certain property, plant and equipment associated with the NND Project. As a result, Dominion Energy’s Consolidated Statement of Income for the nine months ended September 30, 2019 includes a charge of $105 million ($79 million after-tax), included in impairment of assets and other charges.

•

Dominion Energy committed to forgo recovery of $264 million of certain income tax-related regulatory assets associated with the NND Project. As a result, Dominion Energy’s Consolidated Statement of Income for the nine months ended September 30, 2019 includes a charge of $198 million included in income tax expense.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue was an increase of $809 million and $979 million for the three months ended September 30, 2020 and 2019, respectively, and an increase of $2.4 billion and $2.1 billion for the nine months ended September 30, 2020 and 2019, respectively, in the Consolidated Statements of Income. The impact of the SCANA Combination on net income attributable to Dominion Energy was an increase of $85 million and $97 million for the three months ended September 30, 2020 and 2019, respectively, and an increase of $197 million and a decrease of $1.1 billion for the nine months ended September 30, 2020 and 2019, respectively, in the Consolidated Statements of Income.

Dominion Energy incurred merger and integration-related costs of $22 million and $64 million for the three and nine months ended September 30, 2020, respectively, of which $22 million and $61 million are recorded in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy incurred merger and integration-related costs of $29 million and $596 million in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. These amounts for the three and nine months ended September 30, 2019 include $4 million and $427 million, respectively, for a charge related to a voluntary retirement program. See Note 20 for additional information. Of the remaining merger and integration-related costs, $25 million and $169 million was recorded in other operations and maintenance expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively, and less than $1 million and $9 million was recorded in interest and related charges in the Consolidated Statement of Income for the three and nine months ended September 30, 2019, respectively. These costs consist of professional fees, charitable contribution commitments, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Three Months Ended September 30, 2019(1)	Nine Months Ended September 30, 2019(1)
(millions, except EPS)
Operating Revenue	$3,782	$11,513
Net income attributable to Dominion Energy	1,029	1,991
Earnings Per Common Share – Basic	$1.28	$2.47
Earnings Per Common Share – Diluted	$1.26	$2.44

(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Disposition of Gas Transmission & Storage Operations to BHE

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt, to sell substantially all of its  gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests).  The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. In October 2020, pursuant to a provision in the agreement with BHE, Dominion Energy elected to exclude Dominion Energy Questar Pipeline and certain other affiliated entities from the transaction as approval under the Hart-Scott-Rodino Act had not been obtained by mid-September 2020.  Concurrently in October 2020, Dominion Energy and BHE entered into a separate agreement under which Dominion Energy will sell Dominion Energy Questar Pipeline and certain other affiliated entities for cash consideration of $1.3 billion and the assumption of related long-term debt.

In November 2020, Dominion Energy completed the GT&S Transaction and received cash proceeds of $2.7 billion.  This transaction is structured as an asset sale for tax purposes.  Based on the recorded balances at September 30, 2020, Dominion Energy expects to recognize a pre-tax gain of approximately $200 million in the fourth quarter of 2020, including the write-off of $1.4 billion of goodwill and reflecting closing adjustments of approximately $200 million to be paid to BHE.  Closing adjustments, including any required payment of cash, are expected to be finalized by early 2021.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months.  In addition, BHE will provide certain administrative services to Dominion Energy.

Also in November 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction.  Dominion Energy will be required to repay all or substantially all of this deposit, or issue to BHE an equivalent value in shares of Dominion Energy common stock at Dominion Energy’s option, if the Q-Pipe Transaction does not close by December 30, 2021.  Dominion Energy may not solicit or accept offers from alternative buyers for all or a material portion of the Q-Pipe Transaction until after March 31, 2021 and either party may terminate the Q-Pipe Transaction if closing has not occurred on or before June 30, 2021.  If the Hart-Scott-Rodino Act approval has not been obtained by June 30, 2021, upon BHE’s request, Dominion Energy will seek an alternative buyer for all or a material portion of the Q-Pipe Transaction. The Q-Pipe Transaction is structured as an asset sale for tax purposes and is expected to close in early 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. Based on the recorded balances at September 30, 2020, Dominion Energy expects to recognize a pre-tax gain of approximately $500 million upon closing, including the write-off of $191 million of goodwill, but excluding the effects of any closing adjustments.

The operations included in both the GT&S Transaction and the Q-Pipe Transaction are presented in held-for-sale and discontinued operations effective July 2020.  As a result, the previously reported amounts have been recast to reflect this presentation and depreciation and amortization ceased on the applicable assets.  Dominion Energy retained a 50% noncontrolling interest in Cove Point that is accounted for as an equity method investment upon closing of the GT&S Transaction as Dominion Energy has the ability to exercise significant influence, but not control, over Cove Point.  As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within held-for-sale and discontinued operations.

The following table represents selected information regarding the results of operations of reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Operating revenue	$511	$59	$497	$60	$1,554	$182	$1,627	$185
Operating Expense(1)	208	16	317	31	1,311	78	1,029	100
Other income (loss)	(5)	1	13	1	27	3	42	3
Interest and related charges(2)	267	5	76	5	366	15	224	15
Income (loss) before income taxes	31	39	117	25	(96)	92	416	73
Income tax expense (benefit)	(14)	5	117	19	(65)	19	42	6
Net income (loss) including noncontrolling interests	45	34	—	6	(31)	73	374	67
Noncontrolling interests	32	—	—	—	97	—	6	—
Net income (loss) attributable to Dominion Energy	$13	$34	$—	$6	$(128)	$73	$368	$67
(1)

GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in the second quarter of 2020 associated with the probable abandonment of a significant portion of the Supply Header Project as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project.

(2)	GT&S Transaction includes a loss of $237 million recorded in the third quarter of 2020 associated with cash flow hedges of debt-related items that were determined to be probable of not occurring.

The carrying amounts of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At September 30, 2020(1)		At December 31, 2019
	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Current assets(2)	$398	$57	$445	$49
Equity method investments(3)	316	35	276	36
Property, plant and equipment, net(4)	10,449	1,109	10,764	1,103
Other deferred charges and other assets, including goodwill(5) and intangible assets	1,544	224	1,553	225
Current liabilities(6)	1,536	38	1,002	37
Long-term debt	3,916	425	4,401	425
Other deferred credits and liabilities	810	155	773	155
(1)	All amounts at September 30, 2020 are classified as current in Dominion Energy’s Consolidated Balance Sheet.
(2)

Includes cash and cash equivalents of $24 million and $20 million as of September 30, 2020 and December 31, 2019, respectively, within the GT&S Transaction and $25 million and $11 million as of September 30, 2020 and December 31, 2019, respectively within the Q-Pipe Transaction.

(3)	Comprised of equity method investments in Iroquois and JAX LNG within the GT&S Transaction and White River Hub within the Q-Pipe Transaction.
(4)	GT&S Transaction includes $40 million recorded at September 30, 2020 for a potential modified Supply Header Project.
(5)	Includes goodwill of $1.4 billion and $191 million at both September 30, 2020 and December 31, 2019 within the GT&S Transaction and the Q-Pipe Transaction, respectively.
(6)

Includes $47 million ARO recorded at September 30, 2020 related to the Supply Header Project and current portions of long-term debt of $1.2 billion and $699 million as of September 30, 2020 and December 31, 2020, respectively, within the GT&S Transaction.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Capital expenditures	$240	$27	$265	$32
Significant noncash items
Impairment of assets and other charges	463	—	13	—
Charge related to a voluntary retirement program	—	—	22	4
Depreciation, depletion and amortization	173	25	240	38
Accrued capital expenditures	43	2	42	3

In October 2020, Dominion Energy settled various derivatives related to, but not included in, the GT&S Transaction for a payment of $165 million.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,497	$1,440	$3,746	$3,180
Commercial	865	962	2,391	2,347
Industrial	190	227	548	474
Government and other retail	239	244	651	658
Wholesale	37	45	99	134
Nonregulated electric sales	218	197	627	688
Regulated gas sales:
Residential	123	121	853	905
Commercial	50	52	304	311
Other	18	23	61	84
Nonregulated gas sales	12	51	124	369
Regulated gas transportation and storage - State	165	168	578	547
Other regulated revenues	61	54	236	184
Other nonregulated revenues(1)(2)	61	39	132	112
Total operating revenue from contracts with customers	3,536	3,623	10,350	9,993
Other revenues(3)(4)	71	159	301	513
Total operating revenue	$3,607	$3,782	$10,651	$10,506
Virginia Power
Regulated electric sales:
Residential	$1,146	$1,085	$2,860	$2,816
Commercial	645	732	1,805	2,049
Industrial	98	121	284	351
Government and other retail	223	224	603	625
Wholesale	25	31	70	97
Other regulated revenues	61	36	217	124
Other nonregulated revenues(1)(2)	33	21	66	54
Total operating revenue from contracts with customers	2,231	2,250	5,905	6,116
Other revenues(2)(3)	17	14	78	51
Total operating revenue	$2,248	$2,264	$5,983	$6,167

(1)

Amounts above include sales which are considered to be goods transferred at a point in time. Such amounts included $5 million for the three months ended September 30, 2020, $12 million for the three months ended September 30, 2019, $16 million for the nine months ended September 30, 2020 and $29 million for the nine months ended September 30, 2019, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, amounts above include sales of renewable energy credits. Such amounts included $21 million and $16 million for the three months ended September 30, 2020, $12 million and $11 million for the three months ended September 30, 2019, $32 million and $24 million for the nine months ended September 30, 2020 and $19 million and $14 million for the nine months ended September 30, 2019, at Dominion Energy and Virginia Power, respectively.

(2)	See Notes 10 and 19 for amounts attributable to related parties and affiliates.
(3)

Amounts above include alternative revenue of $51 million and $9 million at Dominion Energy and $12 million and $9 million at Virginia Power for the three months ended September 30, 2020 and 2019, respectively, and $90 million and $44million at Dominion Energy and $63 million and $35 million at Virginia Power for the nine months ended September 30, 2020 and 2019, respectively.

(4)

Amounts above include revenue associated with services provided to discontinued operations of $1 million and $4 million for both the three and nine months ended September 30, 2020 and 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at September 30, 2020	2020	2021	2022	2023	2024	Thereafter	Total
(millions)
Dominion Energy	$18	$66	$66	$64	$57	$516	$787
Virginia Power	1	1	—	—	—	—	2

At September 30, 2020 and December 31, 2019, Dominion Energy’s contract liability balances were $120 million and $102 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At September 30, 2020 and December 31, 2019, Virginia Power’s contract liability balances were $27 million and $24 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2020 and 2019 Dominion Energy recognized revenue of $95 million and $83 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2020 and 2019, Virginia Power recognized $24 million and $22 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2020	2019	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	1.5	(898.5)	4.7	4.5
Investment tax credits	(30.5)	(325.2)	(5.6)	(5.3)
Production tax credits	(2.4)	(66.3)	(0.9)	(0.8)
Reversal of excess deferred income taxes	(14.5)	(375.6)	(1.9)	(4.1)
Write-off of regulatory assets	—	16,565.9	—	—
Change in tax status	(6.1)	—	—	—
AFUDC - equity	(1.1)	(55.8)	(0.3)	—
Changes in state deferred taxes associated with assets held for sale	(11.6)	—	—	—
Absence of tax on noncontrolling interest	14.1	—	—	—
Other, net	(1.8)	(987.3)	—	(1.2)
Effective tax rate	(31.4)%	13,878.2%	17.0%	14.1%

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

For the nine months ended September 30, 2020, Dominion Energy’s effective tax rate reflects an income tax benefit of $45 million associated with the remeasurement of consolidated state deferred taxes with the classification of gas transmission and storage operations as held for sale.  In addition, Dominion Energy’s effective tax rate reflects an income tax expense of $55 million attributable to the noncontrolling interest primarily associated with the impairment of solar assets held in partnership form discussed in Note 11.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act.  The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits and temporarily loosening the business interest limitation to 50% of adjusted taxable income for certain businesses.  Dominion Energy utilized the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, but they did not provide a material benefit.

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses and issued proposed regulations on the application of these rules to certain pass-through entities and partners in those entities under the 2017 Tax Reform Act as modified by the CARES Act.  Dominion Energy is assessing the impact of these regulations, but expects interest expense to be deductible in 2020.

Dominion Energy’s 2019 effective tax rate is a function of the nominal year-to-date pre-tax income primarily driven by charges associated with the SCANA Combination, charges at Virginia Power for the early retirement of assets and charges associated with the voluntary retirement program.  In connection with the SCANA Combination, Dominion Energy committed to forgo, or limit, the recovery of certain income tax-related regulatory assets associated with the NND Project. Dominion Energy’s 2019 effective tax rate reflects deferred income tax expense of $198 million in satisfaction of this commitment.  Dominion Energy’s 2019 effective tax rate also reflects the changes in consolidated state income taxes resulting from the SCANA Combination.

As of September 30, 2020, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense (benefit) reflected in discontinued operations is $(572) million and $47 million for the nine months ended September 30, 2020 and 2019, respectively.  The 2020 income tax expense reflects a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline project.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions, except EPS)
Net income (loss) attributable to Dominion Energy from continuing operations	$369	$937	$767	$(171)
Preferred stock dividends (see Note 16)	(16)	(7)	(48)	(8)
Net income (loss) attributable to Dominion Energy from continuing operations – Basic	353	930	719	(179)
Dilutive effect of Series A Preferred Stock	—	(13)	(28)	—
Net income (loss) attributable to Dominion Energy from continuing operations - Diluted	$353	$917	$691	$(179)

Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(13)	$38	$(1,850)	$520

Average shares of common stock outstanding – Basic & Diluted	833.8	813.0	837.1	802.9
Net effect of dilutive securities	—	—	—	—
Average shares of common stock outstanding – Diluted	833.8	813.0	837.1	802.9

EPS from continuing operations – Basic	$0.42	$1.14	$0.86	$(0.22)
EPS from discontinued operations – Basic	(0.01)	0.05	(2.21)	0.64
EPS attributable to Dominion Energy – Basic	$0.41	$1.19	$(1.35)	$0.42

EPS from continuing operations – Diluted	$0.42	$1.12	$0.83	$(0.22)
EPS from discontinued operations – Diluted	(0.01)	0.05	(2.21)	0.64
EPS attributable to Dominion Energy – Diluted	$0.41	$1.17	$(1.38)	$0.42

As a result of a net loss from continuing operations for the nine months ended September 30, 2019, any adjustments to earnings or shares would be considered antidilutive and are therefore excluded from the calculation of diluted EPS. The 2019 Equity Units and the two September 2020 accelerated share purchase agreements are potentially dilutive securities. See Note 16 for more information. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, as the dilutive stock price threshold was not met. The forward stock purchase contracts included within the accelerated share repurchase agreements are excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2020 as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS, but a fair value adjustment is reflected within net income from continuing operations attributable to Dominion Energy for the calculation of diluted EPS from continuing operations for the nine months ended September 30, 2020 and the three months ended September 30, 2019, based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. Such fair value adjustment is not included within net income from continuing operations attributable to Dominion Energy for the calculation of diluted EPS from continuing operations for the three months ended September 30, 2020 as the dilutive stock price threshold was not met. The 2016 Equity Units are potentially dilutive securities, but were excluded from the calculation of diluted EPS for the three months ended September 30, 2019 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended September 30, 2020
Beginning balance	$(644)	$51	$(1,385)	$(2)	$(1,980)
Other comprehensive income before reclassifications: gains (losses)	10	4	(261)	1	(246)
Amounts reclassified from AOCI: (gains) losses(1)	188	(1)	23	—	210
Net current period other comprehensive income (loss)	198	3	(238)	1	(36)
Ending balance	$(446)	$54	$(1,623)	$(1)	$(2,016)
Three Months Ended September 30, 2019
Beginning balance	$(389)	$30	$(1,322)	$(2)	$(1,683)
Other comprehensive income before reclassifications: gains (losses)	(107)	8	(4)	(1)	(104)
Amounts reclassified from AOCI: (gains) losses(1)	(6)	(4)	20	—	10
Net current period other comprehensive income (loss)	(113)	4	16	(1)	(94)
Ending balance	$(502)	$34	$(1,306)	$(3)	$(1,777)
Nine Months Ended September 30, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(254)	32	(262)	1	(483)
Amounts reclassified from AOCI: (gains) losses(1)	215	(15)	60	—	260
Net current period other comprehensive income (loss)	(39)	17	(202)	1	(223)
Ending balance	$(446)	$54	$(1,623)	$(1)	$(2,016)
Nine Months Ended September 30, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(209)	37	109	(1)	(64)
Amounts reclassified from AOCI: (gains) losses(1)	(58)	(5)	50	—	(13)
Net current period other comprehensive income (loss)	(267)	32	159	(1)	(77)
Ending balance	$(502)	$34	$(1,306)	$(3)	$(1,777)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(8)	Operating revenue
Interest rate contracts	23	Interest and related charges
	230	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	251
Tax	(63)	Income tax expense (benefit)
Total, net of tax	$188
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(3)	Other income
Total	(3)
Tax	2	Income tax expense (benefit)
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	36	Other income
Total	31
Tax	(8)	Income tax expense (benefit)
Total, net of tax	$23
Three Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(34)	Operating revenue
	2	Purchased gas
	(1)	Discontinued operations
Interest rate contracts	12	Interest and related charges
	2	Discontinued operations
Foreign currency contracts	12	Discontinued operations
Total	(7)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(6)
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(5)	Other income
Total	(5)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	31	Other income
Total	26
Tax	(6)	Income tax expense (benefit)
Total, net of tax	$20

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Nine Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(22)	Operating revenue
	3	Purchased gas
	(2)	Discontinued operations
Interest rate contracts	66	Interest and related charges
	236	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	287
Tax	(72)	Income tax expense (benefit)
Total, net of tax	$215
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(21)	Other income
Total	(21)
Tax	6	Income tax expense (benefit)
Total, net of tax	$(15)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(16)	Other income
Amortization of actuarial losses	97	Other income
Total	81
Tax	(21)	Income tax expense (benefit)
Total, net of tax	$60
Nine Months Ended September 30, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(123)	Operating revenue
	(1)	Purchased gas
	(4)	Discontinued operations
Interest rate contracts	35	Interest and related charges
	2	Discontinued operations
Foreign currency contracts	14	Discontinued operations
Total	(77)
Tax	19	Income tax expense (benefit)
Total, net of tax	$(58)
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(6)	Other income
Total	(6)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(5)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(18)	Other income
Amortization of actuarial losses	85	Other income
Total	67
Tax	(17)	Income tax expense (benefit)
Total, net of tax	$50

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended September 30, 2020
Beginning balance	$(78)	$8	$(70)
Other comprehensive income before reclassifications: gains (losses)	5	—	5
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	6	(1)	5
Ending balance	$(72)	$7	$(65)
Three Months Ended September 30, 2019
Beginning balance	$(30)	$4	$(26)
Other comprehensive income before reclassifications: gains (losses)	(16)	1	(15)
Amounts reclassified from AOCI: (gains) losses(1)	—	—	—
Net current period other comprehensive income (loss)	(16)	1	(15)
Ending balance	$(46)	$5	$(41)
Nine Months Ended September 30, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(39)	4	(35)
Amounts reclassified from AOCI: (gains) losses(1)	1	(2)	(1)
Net current period other comprehensive income (loss)	(38)	2	(36)
Ending balance	$(72)	$7	$(65)
Nine Months Ended September 30, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(34)	5	(29)
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	(33)	4	(29)
Ending balance	$(46)	$5	$(41)

(1)	See table below for details about these reclassifications. Virginia Power’s reclassifications out of AOCI were immaterial for both the three and nine months ended September 30, 2019.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense
Total, net of tax	$(1)
Nine Months Ended September 30, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	Interest and related charges
Total	2
Tax	(1)	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(3)	Other income
Total	(3)
Tax	1	Income tax expense
Total, net of tax	$(2)

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at September 30, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$102	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	32	Discounted cash flow	Market price (per MWh)	(3)	(1) - 5	1
Physical options:
Natural gas	3	Option model	Market price (per Dth)	(3)	1 - 6	4
			Price volatility	(4)	19% - 61%	35%
Total assets	$137
Liabilities
Financial forwards:
FTRs	$10	Discounted cash flow	Market price (per MWh)	(3)	(5) - 4	—
Total liabilities	$10
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

Dominion Energy

See Notes 10 and 11 for information on nonrecurring fair value measurements associated with charges recorded related to Fowler Ridge and non-wholly-owned merchant solar facilities, respectively.

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2020
Assets
Derivatives:
Commodity	$—	$49	$137	$186
Interest rate	—	60	—	60
Foreign currency	—	6	—	6
Investments(1):
Equity securities:
U.S.	4,146	—	—	4,146
Fixed income:
Corporate debt instruments	—	617	—	617
Government securities	499	746	—	1,245
Cash equivalents and other	31	12	—	43
Total assets	$4,676	$1,490	$137	$6,303
Liabilities
Derivatives:
Commodity	$—	$41	$10	$51
Interest rate	—	721	—	721
Foreign currency	—	4	—	4
Total liabilities	$—	$766	$10	$776
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$55	$19	$74
Interest rate	—	11	—	11
Foreign currency	—	8	—	8
Investments(1):
Equity securities:
U.S.	4,195	—	—	4,195
Fixed income:
Corporate debt instruments	—	463	—	463
Government securities	473	719	—	1,192
Cash equivalents and other	19	1	—	20
Total assets	$4,687	$1,257	$19	$5,963
Liabilities
Derivatives:
Commodity	$—	$75	$56	$131
Interest rate	—	606	—	606
Foreign currency	—	3	—	3
Total liabilities	$—	$684	$56	$740

(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $297 million and $274 million of assets at September 30, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(millions)
Beginning balance	$123	$75	$(37)	$64
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	—	—	2
Purchased gas	—	—	—	1
Electric fuel and other energy-related purchases	—	(5)	(26)	(12)
Included in regulatory assets/liabilities	4	(76)	164	(51)
Settlements	—	5	26	7
Purchases	—	—	—	(10)
Transfers out of Level 3	—	—	—	(2)
Ending balance	$127	$(1)	$127	$(1)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date:
Operating revenue	$—	$—	$—	$2
Purchased gas	—	—	—	1
Total	$—	$—	$—	$3

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2020.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$102	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	32	Discounted cash flow	Market price (per MWh)	(3)	(1) - 5	1
Physical options:
Natural gas	3	Option model	Market price (per Dth)	(3)	1 - 6	4
			Price volatility	(4)	19% - 61%	35%
Total assets	$137
Liabilities
Financial forwards:
FTRs	$10	Discounted cash flow	Market price (per MWh)	(3)	(5) - 4	—
Total liabilities	$10

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2020
Assets
Derivatives:
Commodity	$—	$8	$137	$145
Investments(1):
Equity securities:
U.S.	1,928	—	—	1,928
Fixed income:
Corporate debt instruments	—	352	—	352
Government securities	176	310	—	486
Cash equivalents and other	14	—	—	14
Total assets	$2,118	$670	$137	$2,925
Liabilities
Derivatives:
Commodity	$—	$6	$10	$16
Interest rate	—	475	—	475
Total liabilities	$—	$481	$10	$491
At December 31, 2019
Assets
Derivatives:
Commodity	$—	$3	$19	$22
Interest rate	—	2	—	2
Investments(1):
Equity securities:
U.S.	1,920	—	—	1,920
Fixed income:
Corporate debt instruments	—	256	—	256
Government securities	186	361	—	547
Cash equivalents and other	—	1	—	1
Total assets	$2,106	$623	$19	$2,748
Liabilities
Derivatives:
Commodity	$—	$47	$56	$103
Interest rate	—	363	—	363
Total liabilities	$—	$410	$56	$466

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $150 million and $159 million of assets at September 30, 2020 and December 31, 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(millions)
Beginning balance	$123	$77	$(37)	$60
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	—	(5)	(26)	(12)
Included in regulatory assets/liabilities	4	(76)	164	(50)
Settlements	—	5	26	3
Ending balance	$127	$1	$127	$1

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2020 and 2019.

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

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$37,045	$43,872	$32,055	$36,155
Supplemental 364-Day credit facility borrowings	225	225	—	—
Junior subordinated notes(4)	3,410	3,589	4,797	4,953
Virginia Power
Long-term debt(4)	$12,328	$15,410	$12,326	$14,281

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium and foreign currency remeasurement adjustments. At September 30, 2020 and December 31, 2019, includes the valuation of certain fair value hedges associated with fixed rate debt of $3 million and $4 million, respectively.

(3)	Includes amounts classified as held for sale, see Note 3.
(4)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.

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

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion Energy’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Virginia Power’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency or other conditions.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$148	$17	$—	$131	$35	$21	$—	$14
Exchange	36	31	—	5	37	21	—	16
Interest rate contracts:
Over-the-counter	60	9	—	51	11	3	—	8
Foreign currency contracts:
Over-the-counter	6	6	—	—	8	8	—	—
Total derivatives, subject to a master netting or similar arrangement	$250	$63	$—	$187	$91	$53	$—	$38

(1)	Excludes $2 million and $2 million of derivative assets at September 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$19	$17	$—	$2	$105	$21	$—	$84
Exchange	31	31	—	—	21	21	—	—
Interest rate contracts:
Over-the-counter	721	11	20	690	606	8	35	563
Foreign currency contracts:
Over-the-counter	4	4	—	—	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$775	$63	$20	$692	$735	$53	$35	$647

(1)	Excludes $1 million and $5 million of derivative liabilities at September 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	74	13
Basis	240	517
Electricity (MWh):
Fixed price	6,380,180	3,128,300
FTRs	73,133,287	—
Liquids (Gal)(2)	11,004,000	—
Interest rate(3)	$1,600,000,000	$6,916,692,492
Foreign currency(3)	€250,000,000	€-

(1)	Includes options.
(2)	Includes NGLs.
(3)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(2)	$(2)	15 months
Electricity	2	2	3 months
Interest rate	(446)	(44)	399 months
Total	$(446)	$(44)

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

In connection with the agreement Dominion Energy entered in July 2020 for the disposition of substantially all of its gas transmission and storage operations, certain cash flow hedges of debt-related items became probable of not occurring.  See Note 3 for further information.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated in fair value hedges during the three and nine months ended September 30, 2020. Gains and losses on derivatives in fair value hedge relationships were immaterial for the three and nine months ended September 30, 2019.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(millions)
Long-term debt	$(1,153)	$(1,154)	$(3)	$(4)

(1)	Includes $(1.1) billion and $(397) million related to discontinued hedging relationships at September 30, 2020 and December 31, 2019, respectively.
(2)	Includes $(3) million and $3 million of hedging adjustments on discontinued hedging relationships at September 30, 2020 and December 31, 2019, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2020
ASSETS
Current Assets
Commodity	$—	$80	$80
Interest rate	—	12	12
Foreign currency		6	6
Total current derivative assets(1)	—	98	98
Noncurrent Assets
Commodity	—	106	106
Interest rate	—	48	48
Total noncurrent derivative assets(2)	—	154	154
Total derivative assets	$—	$252	$252
LIABILITIES
Current Liabilities
Commodity	$—	$41	$41
Interest rate	—	194	194
Foreign currency	—	4	4
Total current derivative liabilities(3)	—	239	239
Noncurrent Liabilities
Commodity	—	10	10
Interest rate	482	45	527
Total noncurrent derivative liabilities	482	55	537
Total derivative liabilities	$482	$294	$776
December 31, 2019
ASSETS
Current Assets
Commodity	$30	$37	$67
Interest rate	1	—	1
Total current derivative assets(1)	31	37	68
Noncurrent Assets
Commodity	1	6	7
Interest rate	10	—	10
Foreign currency	8	—	8
Total noncurrent derivative assets(2)	19	6	25
Total derivative assets	$50	$43	$93
LIABILITIES
Current Liabilities
Commodity	$6	$77	$83
Interest rate	321	1	322
Foreign currency	3	—	3
Total current derivative liabilities(3)	330	78	408
Noncurrent Liabilities
Commodity	1	47	48
Interest rate	267	17	284
Total noncurrent derivative liabilities(4)	268	64	332
Total derivative liabilities	$598	$142	$740

(1)

Current derivative assets include $87 million and $61 million in other current assets in Dominion Energy’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.  The remainder is recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(2)

Noncurrent derivative assets include $154 million and $16 million in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.  The remainder is recorded in noncurrent assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(3)

Current derivative liabilities include $16 million and $14 million at September 30, 2020 and December 31, 2019, respectively, presented in held for sale in Dominion Energy’s Consolidated Balance Sheets.

(4)	Noncurrent derivative liabilities include $3 million at December 31, 2019 presented in held for sale in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$8
Total commodity	$—	$8	$—
Interest rate:
Interest and related charges		$(23)
Discontinued operations		(230)
Total interest rate	$8	$(253)	$62
Foreign currency (3)	6	(6)	—
Total	$14	$(251)	$62
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$34
Purchased gas		(2)
Discontinued operations		1
Total commodity	$(5)	$33	$—
Interest rate:
Interest and related charges		$(12)
Discontinued operations		(2)
Total interest rate	$(124)	$(14)	$(190)
Foreign currency (3)	(15)	(12)	—
Total	$(144)	$7	$(190)
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$22
Purchased gas		(3)
Discontinued operations		2
Total commodity	$—	$21	$—
Interest rate:
Interest and related charges		$(66)
Discontinued operations		(236)
Total interest rate	$(328)	$(302)	$(488)
Foreign currency (3)	(11)	(6)	—
Total	$(339)	$(287)	$(488)
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$123
Purchased gas		1
Discontinued operations		4
Total commodity	$96	$128	$—
Interest rate:
Interest and related charges		$(35)
Discontinued operations		(2)

Total interest rate	$(350)	$(37)	$(405)
Foreign currency (3)	(24)	(14)	—
Total	$(278)	$77	$(405)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(15)	$6	$31	$34
Purchased gas	4	(9)	(6)	(15)
Electric fuel and other energy-related purchases	(6)	(6)	(79)	(18)
Discontinued operations	(1)	—	4	—
Interest rate:
Interest and related charges	57	—	(21)	—
Discontinued operations	5	—	(3)	—
Foreign currency:
Discontinued operations	8	—	8	—
Total	$52	$(9)	$(66)	$1

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$134	$10	$—	$124	$19	$18	$—	$1
Interest rate contracts:
Over-the-counter	—	—	—	—	2	—	—	2
Total derivatives, subject to a master netting or similar arrangement	$134	$10	$—	$124	$21	$18	$—	$3

(1)	Excludes $11 million and $3 million of derivative assets at September 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$10	$10	$—	$—	$59	$18	$—	$41
Interest rate contracts:
Over-the-counter	475	—	—	475	363	—	—	363
Total derivatives, subject to a master netting or similar arrangement	$485	$10	$—	$475	$422	$18	$—	$404

(1)	Excludes $6 million and $44 million of derivative liabilities at September 30, 2020 and December 31, 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	38	—
Basis	140	498
Electricity (MWh):
FTRs	73,133,287	—
Interest rate(2)	$—	$2,050,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(72)	$(1)	399 months
Total	$(72)	$(1)

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
(millions)
September 30, 2020
ASSETS
Current Assets
Commodity	$—	$48	$48
Total current derivative assets(1)	—	48	48
Noncurrent Assets
Commodity	—	97	97
Total noncurrent derivative assets(2)	—	97	97
Total derivative assets	$—	$145	$145
LIABILITIES
Current Liabilities
Commodity	$—	$15	$15
Total current derivative liabilities	—	15	15
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	475	—	475
Total noncurrent derivative liabilities(3)	475	1	476
Total derivative liabilities	$475	$16	$491
December 31, 2019
ASSETS
Current Assets
Commodity	$—	$20	$20
Total current derivative assets(1)	—	20	20
Noncurrent Assets
Commodity	—	2	2
Interest rate	2	—	2
Total noncurrent derivative assets(2)	2	2	4
Total derivative assets	$2	$22	$24
LIABILITIES
Current Liabilities
Commodity	$—	$58	$58
Interest rate	185	—	185
Total current derivative liabilities	185	58	243
Noncurrent Liabilities
Commodity	—	45	45
Interest rate	178	—	178
Total noncurrent derivative liabilities(3)	178	45	223
Total derivative liabilities	$363	$103	$466

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$6	$(1)	$60
Total	$6	$(1)	$60
Three Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$—	$(190)
Total	$(21)	$—	$(190)
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(53)	$(2)	$(492)
Total	$(53)	$(2)	$(492)
Nine Months Ended September 30, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(45)	$(1)	$(408)
Total	$(45)	$(1)	$(408)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(6)	$(6)	$(79)	$(18)
Total	$(6)	$(6)	$(79)	$(18)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $132 million and $120 million at September 30, 2020 and December 31, 2019, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses		Fair Value
(millions)
September 30, 2020
Equity securities:(1)
U.S.	$1,735	$2,517	$(73)		$—		$4,179
Fixed income securities:(2)
Corporate debt instruments	569	49	(1)		—		617
Government securities	1,128	64	(1)		—		1,191
Common/collective trust funds	138	4	—		—		142
Insurance contracts	227	—	—		—		227
Cash equivalents and other(3)	1	1	(1)		—		1
Total	$3,798	$2,635	$(76)	(4)	$—	(5)	$6,357
December 31, 2019
Equity securities:(1)
U.S.	$1,807	$2,451	$(20)				$4,238
Fixed income securities:(2)
Corporate debt instruments	434	29	—				463
Government securities	1,108	39	(2)				1,145
Common/collective trust funds	115	4	—				119
Insurance contracts	214	—	—				214
Cash equivalents and other(3)	13	—	—				13
Total	$3,691	$2,523	$(22)	(4)			$6,192

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $36 million and $1 million at September 30, 2020 and December 31, 2019, respectively.
(4)	The fair value of securities in an unrealized loss position was $523 million and $298 million at September 30, 2020 and December 31, 2019, respectively.
(5)

The allowance for credit losses associated with fixed income securities decreased from March 31, 2020 by $21 million. These recoveries are a result of improvements in credit spreads experienced in the market between March 31, 2020 and June 30, 2020. There were no further changes in the allowance for credit losses between June 30, 2020 and September 30, 2020.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Net gains recognized during the period	$308	$40	$20	$610
Less: Net gains recognized during the period on securities sold during the period	(15)	(17)	(6)	(61)
Unrealized gains recognized during the period on securities still held at September 30, 2020 and 2019(1)	$293	$23	$14	$549

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$194
Due after one year through five years	503
Due after five years through ten years	485
Due after ten years	768
Total	$1,950

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Proceeds from sales	$1,208	$429	$2,868	$1,311
Realized gains(1)	48	53	188	152
Realized losses(1)	29	25	159	75

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses		Fair Value
(millions)
September 30, 2020
Equity securities:(1)
U.S.	$919	$1,161	$(48)		$—		$2,032
Fixed income securities:(2)
Corporate debt instruments	324	28	—		—		352
Government securities	463	23	(1)		—		485
Common/collective trust funds	45	—	—		—		45
Cash equivalents and other(3)	19	—	—		—		19
Total	$1,770	$1,212	$(49)	(4)	$—	(5)	$2,933
December 31, 2019
Equity securities:(1)
U.S.	$894	$1,144	$(11)				$2,027
Fixed income securities:(2)
Corporate debt instruments	241	15	—				256
Government securities	534	14	(2)				546
Common/collective trust funds	51	—	—				51
Cash equivalents and other	1	—	—				1
Total	$1,721	$1,173	$(13)	(4)			$2,881

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $5 million at September 30, 2020.
(4)	The fair value of securities in an unrealized loss position was $283 million and $185 million at September 30, 2020 and December 31, 2019, respectively.
(5)

The allowance for credit losses associated with fixed income securities decreased from March 31, 2020 by $12 million. These recoveries are a result of improvements in credit spreads experienced in the market between March 31, 2020 and June 30, 2020. There were no further changes in the allowance for credit losses between June 30, 2020 and September 30, 2020.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Net gains (losses) recognized during the period	$138	$30	$(16)	$286
Less: Net gains recognized during the period on securities sold during the period	(6)	(7)	(3)	(15)
Unrealized gains (losses) recognized during the period on securities still held at September 30, 2020 and 2019(1)	$132	$23	$(19)	$271

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$66
Due after one year through five years	234
Due after five years through ten years	268
Due after ten years	314
Total	$882

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Proceeds from sales	$164	$230	$694	$677
Realized gains(1)	18	21	73	46
Realized losses(1)	10	6	58	18

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy

Dominion Energy recorded equity earnings on its investments of less than $1 million and $5 million for the nine months ended September 30, 2020 and 2019, respectively, in other income in its Consolidated Statements of Income.  In addition, Dominion Energy recorded equity earnings (losses) of $(2.3) billion and $84 million for the nine months ended September 30, 2020 and 2019, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions of $25 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $(19) million and $(35) million, respectively. At September 30, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized and a net $(46) million basis difference primarily attributable to an unfunded commitment made to Align RNG.  At December 31, 2019, these differences are comprised of $11 million of equity method goodwill that is not being amortized and a net $(46) million basis difference from Dominion Energy’s investments in Fowler Ridge, Atlantic Coast Pipeline and an unfunded commitment made to Align RNG.

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

As a result of the determination of the probable abandonment of the Atlantic Coast Pipeline Project in June 2020, Dominion Energy recorded equity method earnings (losses) of $(61) million ($(45) million after-tax) and $(2.3) billion ($(1.8) billion after-tax) for the three and nine months ended September 30, 2020 and $31 million ($31 million after-tax) and $84 million ($85 million after-tax) for the three and nine months ended September 30, 2019, respectively.  In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. At September 30, 2020, Dominion Energy has also recorded a liability of $1.1 billion within other current liabilities in its Consolidated Balance Sheet, as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its credit facility and AROs.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. As of September 30, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility. In July 2020, the capacity of the revolving credit facility was reduced from $3.4 billion to $1.9 billion.  Dominion Energy’s Consolidated Balance Sheets include a liability of $14 million associated with this guarantee agreement at December 31, 2019. The $1.1 billion liability at September 30, 2020 discussed above includes a $48 million adjustment related to this guarantee agreement that is reflected within equity as a cumulative effect of a change in accounting principle upon adoption of the new credit loss standard in January 2020.

Dominion Energy recorded contributions of $45 million and $47 million during the three months ended September 30, 2020 and 2019, respectively, and $74 million and $175 million during the nine months ended September 30, 2020 and 2019, respectively, to Atlantic Coast Pipeline. At September 30, 2020 and December 31, 2019, Dominion Energy had $15 million and $7 million, respectively, of contributions payable to Atlantic Coast Pipeline included within other current liabilities in its Consolidated Balance Sheets.

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

DETI provided services to Atlantic Coast Pipeline which totaled $7 million and $24 million for the three months ended September 30, 2020 and 2019, respectively, and $44 million and $81 million for the nine months ended September 30, 2020 and 2019, respectively, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income. Amounts receivable related to these services were less than $1 million and $7 million at September 30, 2020 and December 31, 2019, respectively, composed entirely of accrued unbilled revenue, included in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

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

Fowler Ridge

In September 2020, Dominion Energy sold its 50% noncontrolling partnership interest in Fowler Ridge to BP and terminated an affiliate’s long-term power, capacity and renewable energy credit contract with Fowler Ridge for a net payment by Dominion Energy of $150 million. Dominion Energy recognized a loss of $221 million ($165 million after-tax) on the contract termination, included in impairment of assets and other charges in its Consolidated Statements of Income for the three and nine months ended September 30, 2020.

The $150 million payment was allocated between the contract termination and sale based on the relative fair value of each using an income approach. The fair value determinations for the payment allocations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including the amount of future cash flows and discount rate reflecting risks inherent in the future cash flows and market prices.

Note 11. Property, Plant and Equipment

Acquisitions of Solar Projects

Other than the items discussed below, there have been no updates to acquisitions of solar projects by the Companies from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents acquisitions by Virginia Power of solar projects. Virginia Power expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
August 2018	May 2019	Virginia	Grasshopper	$128	October 2020	80
June 2019	August 2019	Virginia	Belcher	160	Expected 2021	88
May 2020	May 2020	Virginia	Pumpkinseed	130	Expected 2022	60

(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
August 2019	August 2019	Virginia	Myrtle	$32	June 2020	15
May 2020	May 2020	South Carolina	Blackville	15	Expected 2020	7
May 2020	May 2020	South Carolina	Denmark	15	Expected 2020	6
May 2020	August 2020	South Carolina	Yemassee	20	Expected 2021	10
May 2020	October 2020	South Carolina	Trask	25	Expected 2021	12
June 2020	June 2020	Ohio	Hardin I	255	Expected 2020	150
July 2020	July 2020	Virginia	Madison	125	Expected 2022	63
August 2020	Expected 2022	Ohio	Hardin II	295	Expected 2023	150

(1)	Includes acquisition cost.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates in 2020 or 2021. Through October 2020, Dominion Energy anticipates a total projected cost of approximately $41 million under these agreements with an associated aggregate generation capacity of 20 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Acquisition of Gathering and Processing Assets

In March 2020, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase existing natural gas gathering systems including pipelines, compressors and dehydration equipment for total consideration of $38 million. These facilities gather natural gas in Colorado, Utah and Wyoming.

Non-Wholly-Owned Merchant Solar Facilities

In the third quarter of 2020, Dominion Energy performed a strategic review of its long-term intentions for its contracted merchant solar generation assets in partnerships outside of its core electric service territories in consideration of the impact of the VCEA and Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations. Based on an evaluation of Dominion Energy’s interests in these long-lived assets for recoverability under a probability weighted approach, Dominion Energy determined the assets were impaired. As a result of this evaluation, Dominion Energy recorded a charge of $665 million ($293 million after-tax attributable to Dominion Energy and $267 million attributable to noncontrolling interest) in impairment of assets and other charges in its Consolidated Statements of Income for both the three and nine months ended September 30, 2020 to adjust the property, plant and equipment down to its estimated fair value of $1.4 billion. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2020	December 31, 2019
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred project costs and DSM programs for gas utilities(2)	38	21
Unrecovered gas costs(3)	89	99
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)	14	109
Deferred nuclear refueling outage costs(6)	57	68
NND Project costs(7)	138	138
PJM transmission rates(8)	95	121
Other	232	267
Regulatory assets-current	663	871
Pension and other postretirement benefit costs(9)	1,598	1,431
Deferred rate adjustment clause costs for Virginia electric utility(4)(5)(10)(11)	390	235
PJM transmission rates(8)	46	85
Deferred project costs for gas utilities(2)	588	521
Interest rate hedges(12)	1,207	709
AROs and related funding(13)	311	311
Cost of reacquired debt(14)	248	262
NND Project costs(7)	2,399	2,503
Ash pond and landfill closure costs(15)	2,160	1,016
Other	502	579
Regulatory assets-noncurrent	9,449	7,652
Total regulatory assets	$10,112	$8,523
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$82	$—
Provision for future cost of removal and AROs(16)	124	124
Reserve for refunds and rate credits to electric utility customers(17)	133	143
Cost-of-service impact of 2017 Tax Reform Act(18)	23	4
Income taxes refundable through future rates(19)	135	71
Monetization of guarantee settlement(20)	67	67
Other	152	46
Regulatory liabilities-current	716	455
Income taxes refundable through future rates(19)	4,378	4,529
Provision for future cost of removal and AROs(16)	2,183	2,208
Nuclear decommissioning trust(21)	1,496	1,471
Monetization of guarantee settlement(20)	920	970
Reserve for refunds and rate credits to electric utility customers(17)	570	656
Reserve for future credits to Virginia electric customers(22)	200	—
Overrecovered other postretirement benefit costs(23)	74	54
Other	349	316
Regulatory liabilities-noncurrent	10,170	10,204
Total regulatory liabilities	$10,886	$10,659

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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
(4)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects, net of excess deferred income taxes from the 2017 Tax Reform Act for Virginia Power.  See Note 13 for more information.

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

(12)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of September 30, 2020.

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

(14)  Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 26 years as of September 30, 2020.

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

(22)

Represents a reserve for benefits expected to be provided to retail electric customers in Virginia in connection with the quadrennial review of Virginia Power’s base rates scheduled to occur in 2021.  During the third quarter of 2020, Virginia Power recorded a reserve of $200 million reflected in impairment of assets and other charges in its Consolidated Statements of Income for benefits expected to be provided through the use of a customer credit reinvestment offset in accordance with the GTSA.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

(23)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	September 30, 2020	December 31, 2019
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred rate adjustment clause costs(2)(3)	14	109
Deferred nuclear refueling outage costs(4)	57	68
PJM transmission rates(5)	95	121
Other	52	87
Regulatory assets-current	218	433
Deferred rate adjustment clause costs(2)(3)(6)(7)	390	235
PJM transmission rates(5)	46	85
Interest rate hedges(8)	895	404
Ash pond and landfill closure costs(9)	2,160	1,016
Other	119	123
Regulatory assets-noncurrent	3,610	1,863
Total regulatory assets	$3,828	$2,296
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$82	$—
Provision for future cost of removal(10)	103	103
Income taxes refundable through future rates(11)	54	54
Other	73	10
Regulatory liabilities-current	312	167
Income taxes refundable through future rates(11)	2,406	2,438
Nuclear decommissioning trust(12)	1,496	1,471
Provision for future cost of removal(10)	1,014	1,054
Reserve for future credits to Virginia electric customers(13)	200	—
Deferred cost of fuel used in electric generation(1)	42	30
Other	166	81
Regulatory liabilities-noncurrent	5,324	5,074
Total regulatory liabilities	$5,636	$5,241

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
(2)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects, net of excess deferred income taxes from the 2017 Tax Reform Act for Virginia Power.  See Note 13 for more information.

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

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 26 years as of September 30, 2020.

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

(13) Represents a reserve for benefits expected to be provided to retail electric customers in Virginia in connection with the quadrennial review of Virginia Power’s base rates scheduled to occur in 2021.  During the third quarter of 2020, Virginia Power recorded a reserve of $200 million reflected in impairment of assets and other charges in its Consolidated Statements of Income for benefits expected to be provided through the use of a customer credit reinvestment offset in accordance with the GTSA.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

At September 30, 2020, Dominion Energy and Virginia Power regulatory assets include $4.6 billion and $3.3 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

FERC – Gas

DETI

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report which could have the potential to result in adjustments which could have been material to Dominion Energy’s results of operations. In December 2017, DETI provided its response to the audit report. DETI reached resolution of certain matters with FERC in the fourth quarter of 2018. In November 2020, Dominion Energy completed the sale of DETI as part of the GT&S Transaction.

2017 Tax Reform Act

Other than the items discussed below, which are pending or have been resolved during the period, there have been no changes to the 2017 Tax Reform Act matters discussed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. In March 2020, the Utah Commission issued an order approving Questar Gas’ proposal to refund the January 2019 through February 2020 amortization of excess deferred income taxes over 12 months beginning in June 2020. In April 2020, at the request of the Wyoming Commission, this matter was considered in conjunction with the base rate case that was filed in November 2019. In June 2020, the Wyoming Commission approved a proposal to share the benefits of deferred income taxes for the period January 2018 through August 2020 with customers over a one-year period beginning in September 2020. In addition, new base rates that went into effect in September 2020 include the prospective impacts of sharing excess deferred income taxes with customers.

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

-

Renewable Generation: The legislation provides a detailed renewable energy portfolio standard to achieve 100% zero-carbon generation by the end of 2045, excluding existing nuclear generation and certain new carbon-free resources. Components include requirements to petition the Virginia Commission for approval to construct or acquire new generating capacity to reach 16.1 GW of installed solar and onshore wind by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation deems 2,700 MW of energy storage, including up to 800 MW for any one project which may include a pumped storage facility, by the end of 2035 to be in the public interest. The legislation also deems the construction or purchase of an offshore wind facility constructed off the Virginia coast with a capacity of up to 5,200 MW before 2035 to be in the public interest and provides certain presumptions facilitating cost recovery. The costs of such a facility constructed by the utility with a capacity between 2,500 and 3,000 MW will be presumed reasonably and prudently incurred if the Virginia Commission finds that the project meets competitive procurement requirements, the projected cost of the facility does not exceed a specified industry benchmark and the utility commences construction by the end of 2023 or has a plan for the facility to be in service by the end of 2027. Projects to meet these requirements are subject to approval by the Virginia Commission.

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

In May 2020 and July 2020, Virginia Power entered into and closed on separate agreements to acquire Grassfield Solar, Norge Solar and Sycamore Solar. The projects are expected to cost approximately $170 million in aggregate once constructed, including the initial acquisition cost. The facilities are expected to generate 82 MW combined and be placed into service by the end of 2022. In October 2020, Virginia Power filed an application with the Virginia Commission for CPCNs to construct and operate these projects. Virginia Power also applied for approval of Rider CE associated with the projects with a proposed $11 million revenue requirement for the rate year beginning June 1, 2021. This matter is pending.

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

Solar Facility Projects

In July 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct Sadler Solar, which is estimated to cost approximately $146 million, excluding financing costs. Sadler Solar is expected to commence commercial operations, subject to regulatory approvals associated with the project, in the first quarter of 2021. Virginia Power also applied for approval of Rider US-4 associated with this project with a proposed $9 million total revenue requirement for the rate year beginning June 1, 2020. In January 2020, the Virginia Commission issued a final order granting the CPCN to construct Sadler Solar, subject to a

20 year performance guarantee of the facility at a 22% solar capacity factor when normalized for force majeure events. In March 2020, the Virginia Commission approved a $7 million total annual revenue requirement.

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

•

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In June 2020, Virginia Power proposed an $80 million total revenue requirement consisting of $44 million for previously approved phases and $36 million for phase five costs for Rider U for the rate year beginning April 1, 2021. This total revenue requirement represents a $28 million increase over the previous year. This matter is pending.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider US-3	July 2019	March 2020	June 2020	$28	$18
Rider BW	October 2019	June 2020	September 2020	99	(20)
Rider US-2	October 2019	July 2020	September 2020	10	(5)
Rider E	January 2020	September 2020	November 2020	85	(19)
Rider B	June 2020	Pending	April 2021	24	(8)
Rider GV	June 2020	Pending	April 2021	154	22
Rider R	June 2020	Pending	April 2021	59	15
Rider S	June 2020	Pending	April 2021	194	(1)
Rider W	June 2020	Pending	April 2021	120	14
Rider US-3	July 2020	Pending	June 2021	39	10
Rider US-4	July 2020	Pending	June 2021	12	4
Rider BW	October 2020	Pending	September 2021	113	14
Rider US-2	October 2020	Pending	September 2021	10	0

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

Additional Virginia Power electric transmission projects applied for and/or approved are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild and operate five segments between the Loudoun and Ox substations	August 2019	June 2020	230 kV	19	$70
Build new Lockridge substation and line loop in Loudoun County, Virginia	December 2019	October 2020	230 kV	<1	35
Rebuild and operate two lines in Chesterfield County, Virginia	January 2020	June 2020	230 kV	3	15
Bristers-Ladysmith Rebuild Project in the counties of Fauquier, Stafford, Spotsylvania, and Caroline, Virginia	May 2020	Pending	500 kV	37	110
Relocate and replace a transmission line underground between the Tysons substation and the future Spring Hill substation	September 2020	Pending	230 kV	<1	30
Rebuild and install new line in the Counties of New Kent, King William, King and Queen, Essex and Richmond, Virginia	October 2020	Pending	230 kV	41	100

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

North Carolina Fuel Filing

In August 2020, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power proposed a total $15 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2021. This matter is pending.

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

South Carolina Regulation

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75%, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25%. This matter is pending.

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

Natural Gas Rates

In June 2020, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2020 with a total revenue requirement of $409 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2020. In October 2020, the South Carolina Commission approved a total revenue requirement of $406 million effective with the first billing cycle of November 2020. This represents a $6 million overall annual increase to DESC’s natural gas rates. Additionally, the South Carolina Commission authorized an allowed ROE of 9.90%, a reduction from the prior ROE of 10.25%. The South Carolina Commission also approved an agreement between the South Carolina Office of Regulatory Staff and DESC that DESC will file its next retail natural gas general rate proceeding no later than April 2023.

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

West Virginia Regulation

West Virginia Base Rate Case

In September 2020, Hope filed its base rate case and schedules with the West Virginia Commission. Hope proposed a non-fuel, base rate increase of $28 million. The base rate increase was proposed to recover the significant investment in distribution infrastructure and costs associated with the acquisition of over 2,000 miles of gathering assets, both for the benefit of West Virginia customers.  The proposed rates would provide for an ROE of 10.25% compared to the authorized ROE of 9.45%. The rates are expected to go into effect in July 2021. This matter is pending.

PREP

In May 2020, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $39 million and $54 million of projected capital investment for 2020 and 2021, respectively. The application also includes a true-up of PREP costs related to the 2019 actual capital investment of $27 million and sets forth $13 million of annual PREP costs to be recovered in proposed rates effective November 1, 2020. In October 2020, the West Virginia Commission approved PREP rates effective November 1, 2020.

Utah Regulation

Rural Expansion Project

In December 2019, Questar Gas filed an application with the Utah Commission for a CPCN to construct natural gas infrastructure to extend service to Eureka, Utah. The project is expected to include 11 miles of high-pressure pipeline and up to 360 service lines and to be in service in late 2021. Questar Gas also requested approval of a rural expansion rate adjustment tracker to recover the construction costs of the project. In August 2020, the Utah Commission approved the CPCN and the rural expansion rate adjustment tracker.

Wyoming Regulation

Wyoming Base Rate Case

In November 2019, Questar Gas filed its base rate case and schedules with the Wyoming Commission. Questar Gas proposed a non-fuel, base rate increase of $4 million effective September 2020. The base rate increase was proposed to replace aging infrastructure and expand its system. Questar Gas presented an earned return of 7.46%, based upon a fully-adjusted test period, compared to its authorized 9.5% return, and proposed a 10.5% ROE. In June 2020, the Wyoming Commission approved a base rate increase of $2 million annually, with rates effective September 1, 2020. This revenue requirement increase was based on an approved ROE of 9.35%.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy’s Consolidated Statements of Income include $61 million and $146 million for the three and nine months ended September 30, 2020, respectively, and $64 million and $146 million for the three and nine months ended September 30, 2019, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $26 million and $76 million for the three and nine months ended September 30, 2020, respectively, and $23 million and $70 million for the three and nine months ended September 30, 2019, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

The lease term will commence once construction is substantially complete and the facility is able to be occupied and will end in December 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.  Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy

At both September 30, 2020 and December 31, 2019, Dominion Energy’s securities due within one year included $31 million, and at September 30, 2020 and December 31, 2019 Dominion Energy’s long-term debt included $260 million and $267 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator, effective April 2019. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income during the second quarter of 2019. Virginia Power paid $13 million for electric capacity and $1 million for electric energy to the non-utility generator in the nine months ended September 30, 2019.

Virginia Power purchased shared services from DES, an affiliated VIE, of $81 million for the three months ended September 30, 2020, $83 million for the three months ended September 30, 2019, $260 million for the nine months ended September, 30, 2020 and $301 million for the nine months ended September 30, 2019. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $171 million and $102 million at September 30, 2020 and December 31, 2019, respectively, recorded in payables to affiliates.

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

Dominion Energy

At September 30, 2020, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)(2)	$6,000	$2,113	$96	$3,791

(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

(2)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which had an original stated maturity date of June 2020 and allowed Dominion Energy to issue up to approximately $21 million in letters of credit. In May 2020, the credit facility was amended to increase the facility capacity to approximately $30 million and extend the maturity date to June 2022. At September 30, 2020, Dominion Energy had $28 million in letters of credit outstanding under this agreement.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement.  The agreement bears interest at a variable rate. At September 30, 2020, $225 million was outstanding under the agreement. The proceeds from these borrowings were used to provide for general working capital and other general corporate purposes.  The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies.  At September 30, 2020, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At September 30, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy borrowed $500 million under a 364-Day Term Loan Credit Agreement that bears interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes.  These borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at September 30, 2020. The maximum allowed total debt to total capital ratio under the agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In April 2020, Dominion Energy borrowed $625 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In June 2020, Dominion Energy repaid the outstanding balance in full.

In November 2017, Dominion Energy filed a SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. In October 2020, Dominion Energy filed a new SEC shelf registration statement associated with this program. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2020 and December 31, 2019, Dominion Energy’s Consolidated Balance Sheets include $215 million and $75 million, respectively, presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2020, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)(2)	$6,000	$422	$9

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At September 30, 2020, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

(2)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2020, Dominion Energy redeemed the remaining principal outstanding of $111 million and $286 million of its June 2006 hybrids and its September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020. Expenses related to the early redemption of the hybrids were $10 million reflected within interest and related charges in the Consolidated Statements of Income for the nine months ended September 30, 2020.

In March 2020, SCANA redeemed its floating rate senior notes at the remaining principal balance of $66 million plus accrued interest. The notes would have otherwise matured in June 2034. Expenses related to the early redemption of the senior notes were $7 million reflected within interest and related charges in the Consolidated Statements of Income for the nine months ended September 30, 2020.

In March 2020, SCANA redeemed the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums. The notes would have otherwise matured in May 2021 and February 2022, respectively.  Total expenses related to the early redemption of the medium-term notes were $14 million reflected within interest and related charges in the Consolidated Statements of Income for the nine months ended September 30, 2020.

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

In September 2020, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $322 million to new investors. One of the bonds will bear interest at a coupon rate of 0.45% until April 2022, after which it will bear interest at a market rate to be determined at that time. Two of the bonds will bear interest at a coupon rate of 0.75% until September 2025, after which they will bear interest at a market rate to be determined at that time.

In September 2020, Dominion Energy issued $1.0 billion of floating rate senior notes that mature in 2023.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates from 2020 and 2021 to December 2024. The transaction is viewed as a noncash financing activity with an embedded interest rate swap. As a result, in June 2020, Dominion Energy recorded $326 million in other long-term debt, representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 1.19%, in its Consolidated Balance Sheets with an embedded interest rate derivative that had a fair value of zero at inception.

In August 2020, Virginia Power amended a portfolio of interest rate swaps with a notional value of $900 million, extending the mandatory termination dates from 2020 to December 2023. The transaction is viewed as a noncash financing activity with an embedded interest rate swap. As a result, in August 2020, Virginia Power recorded $443 million in other long-term debt, representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 0.34%, in its Consolidated Balance Sheets with an embedded interest rate derivative that had a fair value of zero at inception. The interest rate swaps were in a hedge relationship prior to the transaction. Virginia Power de-designated the hedge relationships prior to the transaction and then designated the new interest rate swap in a hedge relationship after the transaction.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock (2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1)	Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets.
(2)	Dominion Energy recorded dividends of $7 million ($4.375 per share) and $21 million ($13.125 per share) for the three and nine months ended September 30, 2020, respectively.
(3)

Payments of $62 million and $17 million were made during the nine months ended September 30, 2020 and 2019, respectively. The stock purchase contract liability was $150 million and $212 million at September 30, 2020 and December 31, 2019, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $9 million ($11.625 per share) and $27 million ($34.875 per share) for the three and nine months ended September 30, 2020, respectively. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

In September 2020, Dominion Energy issued 4.1 million shares of its common stock to satisfy its obligation under a settlement agreement for the Santee Cooper Ratepayer Case discussed in Note 17. These shares were immediately repurchased as discussed below.

At-the-Market Program

In June 2017, Dominion Energy filed an SEC shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. In March 2020, Dominion Energy entered into four separate sales agency agreements to effect sales under a new at-the-market program and pursuant to which it had the ability to offer from time to time up to $500 million aggregate amount of its common stock. Dominion Energy did not issue any shares under this program which expired in June 2020. In June 2020, Dominion Energy filed a new shelf registration statement for the sale of debt and equity securities including the ability to sell common stock through an at-the-market program. In August 2020, Dominion Energy entered into five separate sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. Dominion Energy has not issued any shares or entered into any forward sale agreements under this new program.

Repurchase of Common Stock

In July 2020, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded the prior two authorizations from 2005 and 2007.  The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.  In August 2020, Dominion Energy began repurchasing shares under an open market agreement with a financial institution.  During the third quarter of 2020, Dominion Energy repurchased 7.2 million shares of Dominion Energy common stock for $562 million.

In September 2020, Dominion Energy entered into two prepaid accelerated share repurchase agreements with separate financial institutions as counterparties.  Dominion Energy made payments totaling $1.5 billion to the counterparties in exchange for an aggregate of approximately 17.2 million shares of Dominion Energy common stock, which represents approximately 90% of $1.5 billion worth of Dominion Energy shares based on the closing price of such shares on the date the agreements were executed.  Dominion Energy recorded a reduction to common stock of $1.5 billion during the third quarter of 2020. Dominion Energy anticipates that the total final number of shares repurchased under the terms of the agreements will be determined by December 2020.  Such number will be based on the average of the daily volume-weighted average stock prices of Dominion Energy’s common stock during the term of the applicable purchase period, less a discount.

In September 2020, Dominion Energy repurchased 4.1 million shares of Dominion Energy common stock in a private transaction for $323 million.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the repurchase program authorized in July 2020. The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through the open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

Dividend Restrictions

At September 30, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold. There have been no other significant changes to dividend restrictions affecting the Companies described in Note 21, to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In May 2020, the EPA’s final rule became effective. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. The Companies are complying with the applicable requirements of the rule and do not expect any impacts to their operations.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation, for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. In August 2020, the EPA issued two final amendments related to the reconsideration of the NSPS for the oil and natural gas sector applicable to VOC and methane emissions. Together, the two amendments have the effect of rescinding both the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all NSPS for the transmission and storage segment, and modifying some of the NSPS VOC requirements for facilities in the production and processing segments. The two amendments have been challenged in the U.S. Court of Appeals for the D.C. Circuit but remain in effect pending the outcome of the litigation. Dominion Energy is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule applies to existing coal-fired power plants. The final rule includes unit-specific performance standards based on the degree of emission reduction levels achievable from unit efficiency improvements to be determined by the permitting agency. The ACE Rule requires states to develop plans by July 2022, to implement these performance standards. These state plans must be approved by the EPA by January 2024. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28.0 million ton initial state-wide carbon cap in 2020. The cap was to be reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 19.6 million tons. The final rule included a provision for VDEQ to delay implementation of the rule pending authorization from the General Assembly and Governor of Virginia. In April 2020, Virginia legislation was enacted authorizing VDEQ to implement the final rule. In June 2020, the VDEQ signed the CO2 Budget Trading Program rule outlining the requirements for Virginia’s direct participation in RGGI starting in 2021. As a result of joining RGGI in 2021, Virginia’s allotment of the regional cap was adjusted to approximately 27.1 million tons, although Virginia Power may purchase additional allowances from the secondary market and other states. The regulatory framework in Virginia provides rate recovery mechanisms that are expected to substantially mitigate any such impact.

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

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 13 and seven facilities, respectively, that are subject to the final regulations. Dominion Energy is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to six hydroelectric facilities, including one Virginia Power facility. Dominion Energy anticipates that it may have to install impingement control technologies at certain of these stations that have once-through cooling systems. The Companies are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extends the latest dates for compliance. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

From time to time, the Companies may be identified as a potentially responsible party in connection with the alleged release of hazardous substances or wastes at a site. Under applicable federal and state laws, the Companies could be responsible for costs associated with the investigation or remediation of impacted sites, or subject to contribution claims by other responsible parties for their costs incurred at such sites. The Companies also may identify, evaluate and remediate other potentially impacted sites under voluntary state programs. Remediation costs may be subject to reimbursement under the Companies’ insurance policies, rate recovery mechanisms, or both. Except as described below, the Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 11 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily by the end of 2021. At both September 30, 2020 and December 31, 2019, Dominion Energy and Virginia Power have $30 million and $16 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. Dominion Energy is associated with 13 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows.  For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 include reserves of $228 million and $696 million, respectively, and insurance receivables of $8 million and $111 million, respectively, included within other receivables. During both the three and nine months ended September 30, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $44 million ($33 million after-tax) included within impairment of assets and other charges. In addition, Dominion Energy’s Consolidated Statements of Income for the nine months ended September 30, 2020 include charges of $25 million ($25 million after-tax) included within other income (expense). During the three and nine months ended September 30, 2019, Dominion Energy’s Consolidated Statements of Income include charges of $38 million ($28 million after-tax) and $316 million ($236 million after-tax), respectively, included within impairment of assets and other charges.

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

In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement and a stay of pre-trial proceedings in the DESC Ratepayer Case. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC would establish an escrow account and proceeds from the escrow account would be distributed to the class members, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the DESC Ratepayer Class estimate to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. The court held a fairness hearing on the settlement in May 2019. In June 2019, the court entered an order granting final approval of the settlement, which order became effective July 2019. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $27 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million. In October 2020, DESC completed the conveyance of property, plant and equipment and funded this cash contribution.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations are substantially similar to those in the DESC Ratepayer Case. The plaintiffs seek a declaratory judgment that the defendants may not charge the purported class for reimbursement for past or future costs of the NND Project. In March 2018, the plaintiffs filed an amended complaint including as additional named defendants, including certain then current and former directors of Santee Cooper and SCANA. In June 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina. In December 2018, Santee Cooper filed its answer to the plaintiffs' fourth amended complaint and filed cross claims against DESC, which was denied. In October 2019, Santee Cooper voluntarily consented to stay its cross claims against DESC pending the outcome of the trial of the underlying case. In November 2019, DESC removed the case to the U.S. District Court for the District of South Carolina. In December 2019, the plaintiffs and

Santee Cooper filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provides that Dominion Energy and Santee Cooper will establish a fund for the benefit of class members in the amount of $520 million, of which Dominion Energy’s portion is $320 million of shares of Dominion Energy common stock. Also in March 2020, the court granted preliminary approval for the settlement agreement. In July 2020, the court issued a final approval of the settlement agreement. In September 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock to satisfy its obligation under the settlement agreement, including interest charges.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims are similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleges, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. The DESC Ratepayer Class Action settlement described previously contemplates dismissal of claims by DESC ratepayers in this case against DESC, SCANA and their officers. In August 2019, the individual defendants filed motions to dismiss. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

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

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. In August 2020, the Supreme Court of South Carolina denied the defendants’ petition seeking appellate review. Also in August 2020, the defendants filed a petition for rehearing with the South Carolina Court of Appeals relating to the July 2020 ruling by the court, which was denied in October 2020. This case is pending.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit. In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. This case is pending.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactor licensees, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion Energy requiring implementation of safety enhancements related to mitigation strategies for responding to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented. The information requests issued by the NRC requested each reactor licensee to reevaluate the seismic and external flooding hazards at their facility using present-day methods and information, conduct walkdowns of their facility to ensure protection against these hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic hazards is complete and final with NRC acceptance received for all Dominion Energy facilities. Reevaluation of the external flooding hazards is complete for all Dominion Energy facilities. The NRC approved the external flooding hazards for Surry in May 2020 and Millstone in August 2020. The Companies do not currently expect that compliance with the NRC’s information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff has resolved the Tier 2 and Tier 3 recommendations and no additional future actions on the part of Dominion Energy are anticipated with respect to these recommendations. Therefore, the Companies do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Nuclear Operations

Nuclear Insurance

During the second quarter of 2020, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.9 billion to $13.8 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred after 2013. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. This matter is pending.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy’s guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a revolving credit facility is described in Note 10. In addition, at September 30, 2020, Dominion Energy had issued an additional $10 million of guarantees, primarily to support third parties. No amounts related to the other guarantees have been recorded.

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

At September 30, 2020, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,220
Nuclear obligations(2)	224
Cove Point(3)	1,900
Solar(4)	453
Other(5)	920
Total(6)	$5,717

(1)

Guarantees related to commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transaction related commodities and services.

(2)	Guarantees primarily related to certain DGI subsidiaries regarding all aspects of running a nuclear facility.
(3)

Guarantees related to Cove Point, in support of terminal services, transportation and construction. Cove Point has two guarantees that have no maximum limit and, therefore, are not included in this amount. As discussed in Note 3, in November 2020 Cove Point became an equity method investment of Dominion Energy.

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

Additionally, at September 30, 2020, Dominion Energy had purchased $156 million of surety bonds, including $90 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $96 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019

At September 30, 2020, Dominion Energy’s gross credit exposure related to energy marketing and price risk management activities totaled $160 million. Of this amount, investment grade counterparties, including those internally rated, represented 94%. No single counterparty, whether investment grade or non-investment grade, exceeded $42 million of exposure. At September 30, 2020, Virginia Power’s exposure related to wholesale customers totaled $10 million. Of this amount, investment grade counterparties, including those internally rated, represented 93%. No single counterparty, whether investment grade or non-investment grade, exceeded $3 million of exposure.

Credit-Related Contingent Provisions

The majority of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2020 and December 31, 2019, Dominion Energy would have been required to post $13 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $1 million of collateral at September 30, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash and had posted no collateral at December 31, 2019. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $14 million and $10 million at September 30, 2020 and December 31, 2019, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2020 and December 31, 2019, Virginia Power would have been required to post an additional $1 million and $8 million, respectively, of collateral to its counterparties.

See Note 9 for further information about derivative instruments.

Note 19. Related-Party Transactions

Virginia Power engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy's consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. Dominion Energy’s transactions with equity method investments are described in Note 10. A discussion of significant related-party transactions follows.

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $7 million, respectively. At December 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $53 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. In August 2020, Virginia Power made a payment to Dominion Energy for $313 million related to its participation in the Dominion Energy Pension Plan. At September 30, 2020 and December 31, 2019, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $556 million and $782 million, respectively.  At September 30, 2020 and December 31, 2019, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $334 million and $287 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(millions)
Commodity purchases from affiliates	$135	$170	$450	$561
Services provided by affiliates(1)	108	107	343	387
Services provided to affiliates	5	5	14	19

(1)

Includes capitalized expenditures of $39 million and $33 million for the three months ended September 30, 2020 and 2019, respectively, and $107 million and $100 million for the nine months ended September 30, 2020 and 2019, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $230 million and $107 million in short-term demand note borrowings from Dominion Energy as of September 30, 2020 and December 31, 2019, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2020 and December 31, 2019. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and nine months ended September 30, 2020 and 2019.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2020 and 2019.

Note 20. Employee Benefit Plans

Dominion Energy

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $3 million and $12 million for the three and nine months ended September 30, 2020, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2019, respectively, presented in discontinued operations. The non-service cost components of net period benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
(millions)
Three Months Ended September 30,
Service cost	$45	$41	$8	$7
Interest cost	82	97	15	17
Expected return on plan assets	(197)	(177)	(39)	(37)
Amortization of prior service cost (credit)	(1)	—	(12)	(13)
Amortization of net actuarial loss	58	42	1	2
Settlements and curtailments(1)	3	2	—	—
Net periodic benefit cost (credit)	$(10)	$5	$(27)	$(24)
Nine Months Ended September 30,
Service cost	$131	$121	$22	$20
Interest cost	263	296	45	51
Expected return on plan assets	(582)	(530)	(117)	(105)
Amortization of prior service cost (credit)	—	1	(37)	(39)
Amortization of net actuarial loss	155	124	4	9
Settlements and curtailments(1)	5	75	—	42
Net periodic benefit cost (credit)	$(28)	$87	$(83)	$(22)

(1) 2019 amounts relate primarily to a voluntary retirement program.

In October 2020, Dominion Energy reached an agreement with a collective bargaining unit to merge a portion of a pension plan sponsored by Dominion Energy into the Dominion Energy Pension Plan. As a condition to this agreement, Dominion Energy will provide certain benefits to the retirees represented by the collective bargaining unit and expects to record a charge of $25 million ($19 million after-tax) in the fourth quarter of 2020.

Voluntary Retirement Program

In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. In the second quarter of 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Dominion Energy recorded a charge of $423 million ($316 million after-tax) included within other operations and maintenance expense ($247 million), other taxes ($21 million), other income ($111 million) and discontinued operations ($44 million) and Virginia Power recorded a charge of $194 million ($144 million after-tax) included within other operations and maintenance expense ($186 million)  and other taxes ($8 million) in their respective Consolidated Statements of Income. See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

Pension Remeasurement

In the third quarter of 2020, Dominion Energy remeasured certain pension plans due to a curtailment resulting from entering an agreement to sell substantially all of its gas transmission and storage operations to BHE. The remeasurement resulted in an increase in the pension benefit obligation of $497 million and a decrease in the fair value of the pension plan assets of $87 million. The impact of the remeasurement on net periodic pension benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to increase the net periodic benefit credit by approximately $4 million for the year ending December 31, 2020, excluding the impacts of curtailments. The discount rate used for the remeasurement was 3.11% - 3.16% with all other assumptions used for the remeasurement consistent with the measurement as of December 31, 2019.

Employer Contributions

During the nine months ended September 30, 2020, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to utilize $250 million of the proceeds from the GT&S Transaction to contribute to its qualified defined benefit pension plans by the end of 2020. Dominion Energy does not expect to make any contributions to VEBAs associated with its other postretirement plans in 2020.

Note 21. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Gas Distribution	Regulated gas distribution and storage(2)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Assets	Merchant electric generation fleet	X
	Noncontrolling interest in Cove Point	X

(1)	Includes Virginia Power’s nonjurisdictional generation operations.

(2)  Includes Wexpro’s gas development and production operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources as well as the net impact of the gas transmission and storage operations held in discontinued operations, which are discussed in Note 3.

In the nine months ended September 30, 2020, Dominion Energy reported after-tax net expenses of $3.4 billion for specific items in the Corporate and Other segment, with $1.3 billion of net expenses attributable to its operating segments. In the nine months ended September 30, 2019, Dominion Energy reported after-tax net expenses of $1.7 billion for specific items in the Corporate and Other segment, with $1.8 billion of net expenses attributable to its operating segments.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $751 million ($564 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;

•	A $405 million ($298 million after-tax) charge associated with certain merchant solar generation facilities, attributable to Contracted Assets;

•	A $221 million ($171 million after-tax) charge associated with the sale of Fowler Ridge, attributable to Contracted Assets; and

•

A $200 million ($149 million after-tax) charge for the expected customer credit reinvestment offset to be provided to Virginia retail electric utility customers under the GTSA, attributable to Dominion Energy Virginia.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, attributable to Dominion Energy South Carolina;

•

$408 million ($306 million after-tax) of merger and integration-related costs associated with the SCANA Combination, including a $394 million ($295 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Dominion Energy Virginia ($149 million after-tax);
•	Gas Distribution ($55 million after-tax);
•	Dominion Energy South Carolina ($64 million after-tax) and;
•	Contracted Assets ($38 million after-tax).

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;

•	$278 million ($209 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;

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

•	A $364 million ($272 million after-tax) net gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($238 million after-tax) and;
•	Dominion Energy Virginia ($34 million after-tax); and

•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Dominion Energy Virginia.

In September 2020, Dominion Energy updated its segments. The historical information presented herein has been recast to reflect the current segment presentation. The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2020
Total revenue from external customers	$2,257	$311	$758	$288	$(11)	$9	$3,612
Intersegment revenue	(3)	3	1	13	233	(252)	(5)
Total operating revenue	2,254	314	759	301	222	(243)	3,607
Net income (loss) from discontinued operations	—	—	—	51	(32)	—	19
Net income (loss) attributable to Dominion Energy	613	64	157	112	(590)	—	356
Three Months Ended September 30, 2019
Total revenue from external customers	$2,275	$321	$792	$260	$124	$12	$3,784
Intersegment revenue	(6)	6	1	11	225	(239)	(2)
Total operating revenue	2,269	327	793	271	349	(227)	3,782
Net income from discontinued operations	—	—	—	38	—	—	38
Net income attributable to Dominion Energy	629	43	166	86	51	—	975
Nine Months Ended September 30, 2020
Total revenue from external customers	$6,013	$1,597	$2,105	$810	$112	$36	$10,673
Intersegment revenue	(10)	9	3	36	703	(763)	(22)
Total operating revenue	6,003	1,606	2,108	846	815	(727)	10,651
Net income (loss) from discontinued operations	—	—	—	153	(1,906)	—	(1,753)
Net income (loss) attributable to Dominion Energy	1,479	375	326	295	(3,558)	—	(1,083)
Nine Months Ended September 30, 2019
Total revenue from external customers	$6,219	$1,635	$2,182	$816	$(409)	$62	$10,505
Intersegment revenue	(10)	13	3	62	832	(899)	1
Total operating revenue	6,209	1,648	2,185	878	423	(837)	10,506
Net income from discontinued operations	—	—	—	133	393	—	526
Net income (loss) attributable to Dominion Energy	1,383	314	332	296	(1,976)	—	349

Intersegment sales and transfers for Dominion Energy are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation, including amounts related to entities presented within discontinued operations.

Virginia Power

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources. As discussed in Note 1 in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, in December 2019, Virginia Power realigned its segments which resulted in the formation of one primary operating segment. The information for the nine months ended September 30, 2019 presented herein has been recast to reflect the current segment presentation.

In the nine months ended September 30, 2020, Virginia Power reported after-tax net expenses of $815 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segment. In the nine months ended September 30, 2019, Virginia Power reported after-tax expense of $673 million for specific items in the Corporate and Other segment, with $653 million of net expenses attributable to its operating segment.

The net expense for specific items attributable to Virginia Power’s operating segment in 2020 primarily related to a $751 million ($559 million after-tax) charge related to the planned early retirement of certain electric generation facilities and a $200 million ($149 million after-tax) charge for the expected customer credit reinvestment offset to be provided to Virginia retail electric utility customers under the GTSA.

The net expenses for specific items in 2019 primarily related to the impact of the following items:

•	A $369 million ($275 million after-tax) charge related to the early retirement of certain electric generation facilities;

•	A $197 million ($146 million after-tax) charge related to a voluntary retirement program;

•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure;

•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator; and

•	A $62 million ($46 million after-tax) charge related the abandonment of a project at an electric generating facility; partially offset by

•	A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2020
Operating revenue	$2,248	$—	$2,248
Net income (loss)	615	(140)	475
Three Months Ended September 30, 2019
Operating revenue	$2,264	$—	$2,264
Net income (loss)	628	(26)	602
Nine Months Ended September 30, 2020
Operating revenue	$5,983	$—	$5,983
Net income (loss)	1,477	(792)	685
Nine Months Ended September 30, 2019
Operating revenue	$6,196	$(29)	$6,167
Net income (loss)	1,379	(657)	722

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion Energy’s results of operations and general financial condition and Virginia Power’s results of operations. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements. Virginia Power meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated electric rates collected by the Companies and regulated gas distribution, transportation and storage rates collected by Dominion Energy;
•

Changes in rules for RTOs and ISOs in which the Companies join and/or participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•

Risks associated with entities in which Dominion Energy shares ownership with third parties, including risks that result from lack of sole decision making authority, disputes that may arise between Dominion Energy and third party participants and difficulties in exiting these arrangements;

•	Changes in future levels of domestic and international natural gas production, supply or consumption;

•

Impacts to Dominion Energy’s noncontrolling interest in Cove Point from fluctuations in future volumes of LNG imports or exports from the U.S. and other countries worldwide or demand for, purchases of, and prices related to natural gas or LNG;

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
•

The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error and other catastrophic events;

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

•	Competition in the development, construction and ownership of certain electric transmission facilities in the Companies’ service territory in connection with Order 1000;
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;
•

Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in supplies of natural gas delivered to Dominion Energy’s pipeline system, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs, the availability of energy efficient devices and the use of distributed generation methods;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;
•	Impacts of acquisitions, divestitures, transfers of assets to joint ventures and retirements of assets based on asset portfolio reviews;
•

The expected timing and likelihood of completion of the Q-Pipe Transaction, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters acquired in the SCANA Combination;
•	Counterparty credit and performance risk;
•	Fluctuations in the value of investments held in nuclear decommissioning trusts by the Companies and in benefit plan trusts by Dominion Energy;
•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion Energy’s earnings and the Companies’ liquidity position and the underlying value of their assets;
•	Fluctuations in interest rates;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Political and economic conditions, including inflation and deflation;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2020, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and financial instruments at fair value, impairment testing of goodwill, long-lived assets and equity method investments and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2020	2019	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$356	$975	$(619)
Diluted EPS	0.41	1.17	(0.76)
Year-To-Date
Net income (loss) attributable to Dominion Energy	$(1,083)	$349	$(1,432)
Diluted EPS	(1.38)	0.42	(1.80)

Overview

Third Quarter 2020 vs. 2019

Net income attributable to Dominion Energy decreased 63%, primarily due to an impairment charge associated with interests in certain merchant solar generation facilities, a contract termination charge in connection with the sale of Fowler Ridge and a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA. These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds.

Year-To-Date 2020 vs. 2019

Net income attributable to Dominion Energy decreased $1.4 billion, primarily due to charges presented in discontinued operations associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project, a decrease in net investment earnings on nuclear decommissioning trust funds, an increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia, an impairment charge associated with interests in certain merchant solar generation facilities, a contract termination charge in connection with the sale of Fowler Ridge and a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA. These increases in net loss were partially offset by the absence of charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project and for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, the planned early retirement of certain Virginia Power automated meter reading infrastructure and a voluntary retirement program and a decrease in charges associated with litigation acquired in the SCANA Combination.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$3,607	$3,782	$(175)	$10,651	$10,506	$145
Electric fuel and other energy-related purchases	594	769	(175)	1,758	2,250	(492)
Purchased electric capacity	23	11	12	36	74	(38)
Purchased gas	37	158	(121)	561	1,120	(559)
Net revenue	2,953	2,844	109	8,296	7,062	1,234
Other operations and maintenance	977	867	110	2,720	2,824	(104)
Depreciation, depletion and amortization	595	586	9	1,751	1,713	38
Other taxes	203	202	1	663	698	(35)
Impairment of assets and other charges	1,151	85	1,066	1,963	1,219	744
Other income	281	129	152	327	526	(199)
Interest and related charges	306	370	(64)	1,136	1,133	3
Income tax expense (benefit)	(110)	(84)	(26)	(123)	161	(284)
Net income (loss) from discontinued operations including noncontrolling interests	19	38	(19)	(1,753)	526	(2,279)
Noncontrolling interests	(225)	10	(235)	(157)	17	(174)

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2020 vs. 2019

Net revenue increased 4%, primarily due to an increase from Virginia Power rate adjustment clauses ($133 million), partially offset by a decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($16 million) and a decrease as a result of the contribution of SEMI to Wrangler ($15 million).

Other operations and maintenance increased 13%, primarily due to an increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income ($65 million) and an increase in salaries, wages and benefits ($19 million).

Depreciation, depletion and amortization increased 2%, primarily due to various projects being placed into service ($34 million), partially offset by the absence of depreciation from certain electric generation facilities that have been committed to be retired early ($17 million).

Impairment of assets and other charges increased $1.1 billion, primarily due to a charge associated with certain merchant solar generation facilities ($665 million), a contract termination charge in connection with the sale of Fowler Ridge ($221 million), a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA ($200 million), partially offset by the absence of charges related to the abandonment of certain property, plant and equipment ($26 million) and disallowance of Virginia Power state-regulated plant ($21 million).

Other income increased $152 million, primarily due to an increase in net investment earnings on nuclear decommissioning trust funds ($163 million), partially offset by an increase in social justice commitments ($35 million).

Interest and related charges decreased 17%, primarily reflecting a decrease for unrealized gains associated with freestanding derivatives ($56 million), lower interest expense from early redemptions of certain securities in 2019 and 2020 ($11 million) and a reduction in commercial paper borrowings ($11 million), partially offset by increased borrowings in response to COVID-19 ($18 million).

Income tax expense decreased 31%, primarily due to a reduction in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million), an adjustment to finalize the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million), partially offset by income tax expense primarily associated with the impairment of merchant solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million).

Noncontrolling interests decreased $235 million, primarily due to impairments associated with certain merchant solar generation facilities ($267 million), partially offset by the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019 ($32 million).

Year-To-Date 2020 vs. 2019

Net revenue increased 17%, primarily reflecting:

•	The absence of a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;
•	A $359 million increase from Virginia Power rate adjustment clauses; and
•

A $38 million decrease in Virginia Power electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($18 million) and an increase in expense related to the annual PJM capacity performance market effective June 2020 ($8 million).

These increases were partially offset by:

•

A $99 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($76 million) and a net decrease in heating degree days during the heating season ($23 million);

•	A $60 million decrease due to unfavorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements;
•	A $57 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19; and
•	A $37 million decrease as a result of the contribution of SEMI to Wrangler.

Other operations and maintenance decreased 4%, primarily reflecting:

•	A decrease in merger and integration-related costs associated with the SCANA Combination ($350 million), including the absence of a charge related to a voluntary retirement program ($251 million);
•	A $50 million decrease in salaries, wages and benefits; and
•	A $29 million decrease in outage costs; partially offset by
•	A $120 million increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million); and
•	A $30 million increase in allowance for credit risk on customer accounts related to the effects of COVID-19.

Depreciation, depletion and amortization increased 2%, primarily due to various projects being placed into service ($93 million) partially offset by the absence of depreciation from certain electric generation facilities that were, or have been committed to be retired early ($42 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($24 million).

Impairment of assets and other charges increased 61%, primarily due to:

•	A $665 million charge associated with certain merchant solar generation facilities;
•	An increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia ($379 million);
•	A $221 million contract termination charge in connection with the sale of Fowler Ridge;
•	A $200 million charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA; and
•	An increase in dismantling costs associated with certain Virginia Power electric generation facilities ($30 million); partially offset by
•	A decrease in charges associated with litigation acquired in the SCANA Combination ($272 million);

•	The absence of a $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;
•	The absence of a $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	A decrease in charges for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($103 million);
•	The absence of a $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; and
•	The absence of a $26 million charge for the abandonment of certain property, plant and equipment.

Other income decreased 38%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds ($320 million), an increase in social justice commitments ($40 million) and charges associated with litigation acquired in the SCANA Combination ($25 million), partially offset by the absence of a charge related to a voluntary retirement program ($111 million) and an increase in non-service components of pension and other postretirement employee benefit plan credits ($24 million).

Interest and related charges remained substantially unchanged, primarily reflecting increased borrowings in response to COVID-19 ($42 million), charges associated with the early redemption of certain securities in the first quarter of 2020 ($25 million) and increases for unrealized losses associated with freestanding derivatives ($21 million), substantially offset by interest expense from early redemptions of certain securities in 2019 and 2020 ($37 million), reductions in commercial paper borrowings ($26 million) and increases in AFUDC from increased construction projects ($22 million).

Income tax expense decreased $284 million, primarily due to a reduction in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million), an adjustment to finalize the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million) and the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($198 million) partially offset by income tax expense primarily associated with the impairment of merchant solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million).

Net income from discontinued operations including noncontrolling interests decreased $2.3 billion, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project.

Noncontrolling interests decreased $174 million, primarily due to impairments associated with certain merchant solar generation facilities ($267 million), partially offset by the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019 ($97 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. In September 2020, Dominion Energy updated its operating segments following the July 2020 agreement to sell its gas transmission and storage operations to BHE. The historical information presented herein has been recast to reflect the current segment presentation. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2020	2019	$ Change	2020	2019	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$613	$629	$(16)	$0.74	$0.77	$(0.03)
Gas Distribution	64	43	21	0.08	0.05	0.03
Dominion Energy South Carolina	157	166	(9)	0.19	0.20	(0.01)
Contracted Assets	112	86	26	0.13	0.11	0.02
Corporate and Other	(590)	51	(641)	(0.73)	0.04	(0.77)
Consolidated	$356	$975	$(619)	$0.41	$1.17	$(0.76)

Year-To-Date
Dominion Energy Virginia	$1,479	$1,383	$96	$1.77	$1.72	$0.05
Gas Distribution	375	314	61	0.45	0.39	0.06
Dominion Energy South Carolina	326	332	(6)	0.39	0.41	(0.02)
Contracted Assets	295	296	(1)	0.35	0.37	(0.02)
Corporate and Other	(3,558)	(1,976)	(1,582)	(4.34)	(2.47)	(1.87)
Consolidated	$(1,083)	$349	$(1,432)	$(1.38)	$0.42	$(1.80)

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity delivered (million MWh)	23.8	24.4	(2)%	63.3	66.8	(5)%
Electricity supplied (million MWh):
Utility	24.4	24.5	—	66.9	67.3	(1)
Degree days (electric distribution and utility service area):
Cooling	1,256	1,299	(3)	1,708	1,948	(12)
Heating	19	—	100	1,908	2,042	(7)
Average electric distribution customer accounts (thousands)	2,667	2,629	1	2,657	2,623	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(2)	$—	$(50)	$(0.06)
Other	(7)	(0.01)	(18)	(0.02)
Rate adjustment clause equity return	21	0.03	76	0.09
Electric capacity	(6)	(0.01)	27	0.04
Outages	—	—	22	0.03
Salaries, wages and benefits	(1)	—	25	0.03
Depreciation and amortization	12	0.02	33	0.04
Renewable energy investment tax credits	(29)	(0.04)	(10)	(0.01)
Other	(4)	—	(9)	(0.01)
Share dilution	—	(0.02)	—	(0.08)
Change in net income contribution	$(16)	$(0.03)	$96	$0.05

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Third Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Gas distribution throughput (bcf):
Sales	14	14	—	118	126	(6%)
Transportation	188	185	2	628	586	7
Heating degree days (gas distribution service area):
North Carolina	31	—	100	1,679	1,811	(7)
Ohio and West Virginia	90	5	1,700	3,336	3,446	(3)
Utah, Wyoming and Idaho	54	86	(37)	2,933	3,290	(11)
Average gas distribution customer accounts (thousands):
Sales	1,896	1,851	2	1,887	1,850	2
Transportation	1,125	1,104	2	1,123	1,110	1

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Third Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$—	$—	$(2)	$—
Other	(2)	—	10	0.01
Salaries, wages and benefits	—	—	12	0.02
Interest expense, net	14	0.02	25	0.03
Other	9	0.01	16	0.02
Share dilution	—	—	—	(0.02)
Change in net income contribution	$21	$0.03	$61	$0.06

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity delivered (million MWh)	6.6	6.8	(3%)	16.9	17.7	(5%)
Electricity supplied (million MWh)	6.9	7.2	(4)	17.6	18.6	(5)
Degree days (electric distribution service areas):
Cooling	597	645	(7)	773	913	(15)
Heating	—	—	—	610	698	(13)
Average electric distribution customer accounts (thousands)	756	742	2	748	738	1
Gas distribution throughput (bcf):
Sales	14	14	—	47	47	—
Average gas distribution customer accounts (thousands)	401	386	4	397	384	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(9)	$(0.01)	$(23)	$(0.03)
Other	15	0.02	16	0.02
Regulated gas sales	2	—	8	0.01
Regulatory rider equity return	(4)	—	(8)	(0.01)
Interest expense, net	11	0.01	21	0.03
Other	(24)	(0.03)	(20)	(0.02)
Share dilution	—	—	—	(0.02)
Change in net income contribution	$(9)	$(0.01)	$(6)	$(0.02)

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Third Quarter			Year-To-Date
	2020	2019	% Change	2020	2019	% Change
Electricity supplied (million MWh)	5.7	5.6	2%	15.5	15.2	2%

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Third Quarter 2020 vs. 2019 Increase (Decrease)		Year-To-Date 2020 vs. 2019 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$32	$0.03	$(11)	$(0.02)
Planned outage costs	(7)	(0.01)	1	—
Renewable energy investment tax credits	—	—	7	0.01
Interest expense, net	3	—	10	0.01
Other	(2)	—	(8)	(0.01)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$26	$0.02	$(1)	$(0.02)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(556)	$(30)	$(526)	$(1,334)	$(1,820)	$486
Specific items attributable to Corporate and Other segment	(4)	59	(63)	(2,083)	146	(2,229)
Total specific items	(560)	29	(589)	(3,417)	(1,674)	(1,743)
Other corporate operations:
Interest expense, net	(95)	(90)	(5)	(272)	(282)	10
Other	65	112	(47)	131	(20)	151
Total other corporate operations	(30)	22	(52)	(141)	(302)	161
Total net income (expense)	$(590)	$51	$(641)	$(3,558)	$(1,976)	$(1,582)
EPS impact	$(0.73)	$0.04	$(0.77)	$(4.34)	$(2.47)	$(1.87)

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment, which includes all of the items presented as discontinued operations, including the gas transmission and storage operations under agreement to be sold to BHE as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Net income	$475	$602	$(127)	$685	$722	$(37)

Overview

Third Quarter 2020 vs. 2019

Net income decreased $127 million, primarily due to a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA.

Year-To-Date 2020 vs. 2019

Net income decreased $37 million, primarily due to a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA, an increase in charges related to the planned early retirements of certain electric generation facilities and the absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019. These decreases were partially offset by the absence of charges related to the planned early retirement of certain automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility generator.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2020	2019	$ Change	2020	2019	$ Change
(millions)
Operating revenue	$2,248	$2,264	$(16)	$5,983	$6,167	$(184)
Electric fuel and other energy-related purchases	424	559	(135)	1,282	1,691	(409)
Purchased (excess) electric capacity	3	(1)	4	(14)	45	(59)
Net revenue	1,821	1,706	115	4,715	4,431	284
Other operations and maintenance	525	453	72	1,319	1,297	22
Depreciation and amortization	324	313	11	942	916	26
Other taxes	85	82	3	257	257	—
Impairment of assets and other charges	200	38	162	1,008	781	227
Other income	34	15	19	34	68	(34)
Interest and related charges	135	138	(3)	398	408	(10)
Income tax expense	111	95	16	140	118	22

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2020 vs. 2019

Net revenue increased 7%, primarily due to an increase from rate adjustment clauses.

Other operations and maintenance increased 16%, primarily reflecting an increase in certain expenses which are primarily recovered through state and FERC rates and do not impact net income ($65 million).

Depreciation and amortization increased 4%, primarily due to various projects being placed into service ($34 million), partially offset by the absence of depreciation from certain electric generation facilities that have been committed to be retired early ($17 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($8 million).

Impairment of assets and other charges increased $162 million, primarily due to a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA ($200 million), partially offset by the absence of charges for disallowance of state-regulated plant ($21 million) and the abandonment of certain property, plant and equipment ($17 million).

Other income increased $19 million, primarily reflecting an increase in net investment earnings on nuclear decommissioning trust funds.

Year-To-Date 2020 vs. 2019

Net revenue increased 6%, primarily reflecting:

•	A $359 million increase from rate adjustment clauses; and
•

A $38 million decrease in electric capacity expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a contract termination with a non-utility generator ($13 million) partially offset by the expiration of various contracts ($18 million) and an increase in expense related to the annual PJM capacity performance market effective June 2020 ($8 million); partially offset by

•

A $68 million decrease in sales to retail customers from a decrease in cooling degree days during the cooling season ($33 million) and a decrease in heating degree days during the heating season ($35 million); and

•	A $28 million decrease in sales to electric retail customers associated with usage factors impacted by COVID-19.

Other operations and maintenance increased 2%, primarily reflecting an increase in certain expenses which are primarily recovered through state and FERC rates and do not impact net income ($120 million), the absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million) and an increase in allowance for credit risk on customer accounts related to COVID-19 ($20 million). These increases were partially offset by the absence of a charge related to a voluntary retirement program ($190 million) and a decrease in salaries, wages and benefits ($39 million).

Depreciation and amortization increased 3%, primarily due to various projects being placed into service ($86 million), partially offset by the absence of depreciation from certain electric generation facilities that were, or have committed to be, retired early ($42 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($24 million).

Impairment of assets and other charges increased 29%, primarily due to:

•	An increase in charges associated with the planned early retirements of certain electric generation facilities ($379 million);
•	A $200 million charge for benefits expected to be provided to retail electric customers in Virginia through the use of a customer credit reinvestment offset in accordance with the GTSA; and
•	An increase in dismantling costs associated with certain electric generation facilities ($30 million); partially offset by
•	The absence of a charge related to the planned early retirement of certain automated meter reading infrastructure ($160 million);
•	The absence of a $135 million charge related to contract termination with a non-utility generator;
•	The absence of a $62 million charge related to the abandonment of a project at an electric generating facility;
•	The absence of a $21 million charge for disallowance of state-regulated plant; and
•	The absence of a $17 million charge related to the abandonment of certain property, plant and equipment.

Other income decreased 50%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2020, Dominion Energy had $3.8 billion of unused capacity under its joint revolving credit facility. In addition, Dominion Energy had $675 million available under a $900 million 364-Day Revolving Credit Agreement entered into in March 2020.

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

A summary of Dominion Energy’s cash flows is presented below:

	2020	2019
(millions)
Cash, restricted cash and equivalents at January 1	$269	$391
Cash flows provided by (used in):
Operating activities(1)	4,810	3,709
Investing activities(2)	(4,860)	(3,160)
Financing activities(3)	339	(500)
Net increase in cash, restricted cash and equivalents	289	49
Cash, restricted cash and equivalents at September 30	$558	$440
(1)	Includes $1.6 billion and $887 million related to discontinued operations for 2020 and 2019, respectively.
(2)	Includes $(525) million and $(465) million related to discontinued operations for 2020 and 2019, respectively.
(3)	Includes $(174) million and $(3.1) billion related to discontinued operations for 2020 and 2019, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $1.1 billion, including $675 million from discontinued operations. Net cash provided by continuing operations increased primarily due to higher net fuel recoveries, the absence of a contract termination payment to a non-utility generator, a decrease in salaries, wages and benefits and net changes in working capital items, partially offset by a contract termination charge in connection with the sale of Fowler Ridge.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of September 30, 2020 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$103	$—	$103
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	47	—	47
Internally rated—non-investment grade(4)	9	—	9
Total(5)	$160	$—	$160

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 48% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 29% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(5)	Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $1.7 billion, primarily due to an increase in plant construction and other property additions, the absence of cash acquired in the SCANA Combination and the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coast Pipeline.

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

Net cash provided by Dominion Energy's financing activities was $339 million for the nine months ended September 30, 2020, compared to net cash used by financing activities of $500 million for the nine months ended September 30, 2019, primarily due to higher issuances and lower repayments of long-term debt, partially offset by lower net issuances of short-term debt, lower issuances of common stock, repurchases of common stock in 2020 and the absence of the issuance of the 2019 Equity Units.

In November 2017, Dominion Energy filed a SEC shelf registration statement for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. In October 2020, Dominion Energy filed a new SEC shelf registration statement associated with this program. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. The balance as of September 30, 2020 was $215 million. The notes are short-term debt obligations on Dominion Energy’s Consolidated Balance Sheets. The proceeds will be used for general corporate purposes and to repay debt.

In July 2020, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded the prior two authorizations from 2005 and 2007.  The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. As of September 30, 2020, Dominion Energy had repurchased $2.4 billion of its common stock under this program.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the repurchase program authorized in July 2020. The repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

See Note 16 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2020, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. In addition, see Note 16 to the Consolidated Financial Statements in this report for a description of certain financial covenants associated with term loan and revolving credit agreements entered into in the first quarter of 2020. As of September 30, 2020, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2020, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Off-Balance Sheet Arrangements

As of September 30, 2020, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following matter.

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

The lease term will commence once construction is substantially complete and the facility is able to be occupied and will end in December 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 83% of project costs, for the difference between the project costs and sale proceeds.  Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019 Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Note 17 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Note 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Note 17 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019, Note 13 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Significant Contracted Assets Investment

In August 2020, Dominion Energy entered into an agreement for construction of a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbine sizes of 12 MW or larger and which upon delivery will be U.S. flagged with coastwise endorsement, and is expected to operate for several years under contracts with multiple major U.S. offshore wind developers.  The vessel is expected to enter service in 2023 with total estimated project costs of approximately $500 million, excluding financing costs.

Virginia Legislation

In October 2020, legislation was passed by the Virginia General Assembly, and is awaiting signature by the Governor of Virginia, relating to the moratorium on utility disconnections during the COVID-19 pandemic. Virginia Power would be required to forgive customer balances that are more than 30 days past due as of September 30, 2020, which totaled approximately $125 million. During Virginia Power’s 2021 quadrennial review, the forgiven balances would be excluded from Virginia Power’s cost of service for purposes of determining any test period earnings and determining any future rates. In determining any customer bill credits as part of the review of the 2017 through 2020 test period, the Virginia Commission would first offset any forgiven balance amounts if total earnings for the test period are determined to be above Virginia Power’s authorized earnings band. Such offset would be made prior to any offset to customer bill credits by customer credit reinvestment offsets. This legislation, if enacted, could have a material impact to Dominion Energy’s financial condition, results of operations and cash flows.

COVID-19

Dominion Energy continues to monitor the global outbreak of COVID-19 and has taken appropriate steps to mitigate the potential risks to Dominion Energy, its employees and its customers posed by the spread of the virus. Dominion Energy provides a critical service to its customers which means that it is paramount for the company to keep its employees who operate its businesses safe and informed. For example, Dominion Energy has taken precautions with regard to employee and facility hygiene, imposed travel limitations on employees, directed employees to work remotely whenever possible and expanded health and paid time off benefits for employees. Additional protocols have been implemented for required work within customer premises to protect Dominion Energy’s employees, such customers and the public. In addition, Dominion Energy has assessed and updated its existing business continuity plans for its business units in the context of this pandemic. Working with a medical advisor, Dominion Energy developed a COVID-19 training program, which has been rolled out to employees. Dominion Energy is providing all appropriate personal protection equipment to keep employees safe and has implemented additional protections such as temperature screenings, testing services, and mandatory face covering policies. Dominion Energy continues to work with suppliers to monitor the potential impacts to its supply chain; however, at this time, no material risks to Dominion Energy’s supply chain have been identified. This is a rapidly evolving situation, and Dominion Energy will continue to monitor developments affecting its workforce, suppliers and other aspects of its business, such as construction projects, and will take additional precautions as Dominion Energy believes are warranted. In addition, Dominion Energy continues to monitor both customer demand and its ability to collect customer receivables. While Dominion Energy currently does not expect a material impact to its results of operations from the impacts of the COVID-19 pandemic on its operations, the ultimate impacts on its results of operations, financial position and/or cash flows could be material based on the ultimate duration of the pandemic and the related economic recovery.

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

Market Risk Sensitive Instruments and Risk Management

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in the Companies’ electric operations and Dominion Energy’s natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in commodity prices or interest rates.

Commodity Price Risk

To manage price risk, the Companies hold commodity-based derivative instruments held for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $22 million and $50 million of Dominion Energy’s commodity-based derivative instruments as of September 30, 2020 and December 31, 2019, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $43 million and $54 million of Virginia Power’s commodity-based derivative instruments as of September 30, 2020 and December 31, 2019, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2020 or December 31, 2019.

The Companies also use interest rate derivatives, including forward-starting swaps, as hedges of forecasted interest payments. As of September 30, 2020, Dominion Energy and Virginia Power had $8.5 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $113 million and $62 million, respectively, in the fair value of Dominion Energy and Virginia Power interest rate derivatives at September 30, 2020. As of December 31, 2019, Dominion Energy and Virginia Power had $6.4 billion and $1.9 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $135 million and $88 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2019.

Prior to completing the GT&S Transaction, Dominion Energy held foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. At both September 30, 2020 and December 31, 2019, Dominion Energy had €250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2020 or December 31, 2019.

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

Investment Price Risk

The Companies are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Companies’ Consolidated Balance Sheets at fair value.

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $130 million and $691 million for the nine months ended September 30, 2020 and 2019, respectively, and $1.0 billion for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $42 million and $73 million for the nine months ended September 30, 2020 and 2019, respectively, and $74 million for the year ended December 31, 2019.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $31 million and $335 million for the nine months ended September 30, 2020 and 2019, respectively, and $481 million for the year ended December 31, 2019. Net realized gains and losses include gains and losses from the sale of investments in both 2020 and 2019 as well as any other-than-temporary declines in fair value in 2019 only. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $22 million and $35 million for the nine months ended September 30, 2020 and 2019, respectively, and $30 million for the year ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management of both Dominion Energy and Virginia Power, including Dominion Energy and Virginia Power’s CEO and CFO, evaluated the effectiveness of each company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, each of Dominion Energy and Virginia Power’s CEO and CFO have concluded that each company’s disclosure controls and procedures are effective.

There were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Dominion Energy or Virginia Power’s internal control over financial reporting.

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

In March 2018, Virginia Power received a proposed consent order from the VDEQ in connection with alleged CWA permit violations at the Chesterfield power station in 2017. Virginia Power began working cooperatively with both the VDEQ and the EPA to resolve those and certain other alleged violations collectively. In March 2020, Virginia Power finalized a consent decree with the VDEQ and the EPA that would require Virginia Power to pay a $1.4 million civil penalty in connection with various alleged CWA permit and other violations. In July 2020, the consent decree was entered by order of the U.S. District Court for the Eastern District of Virginia. In August 2020, Virginia Power paid the civil penalty.

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.
•	Notes 13 and 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
•	Notes 13 and 17 to the Consolidated Financial Statements in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Issuance of Unregistered Securities

On September 4, 2020, Dominion Energy issued 4,104,725 shares of common stock in satisfaction of its obligation under a court approved settlement agreement, executed by the parties in March 2020, to deliver $320 million in shares of common stock into a settlement fund benefiting class members in the Santee Cooper Ratepayer Case, with an additional $2 million in shares of common stock issued to satisfy accrued interest.  The shares were issued pursuant to the exemption from registration available under Section 3(a)(10) of the Securities Act of 1933, as amended.  These shares were immediately repurchased by Dominion Energy as disclosed below.  For more information on the Santee Cooper Ratepayer Case, see Note 17 to the Consolidated Financial Statements in this report.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(3)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(5)
7/1/20-7/31/20	—		$—		—	$ 3.00 billion
8/1/20-8/31/20	3,674,090	(1)	78.46		3,673,314	2.71 billion
9/1/20-9/30/20	24,829,124	(2)	78.40	(4)	24,829,124	0.62 billion
Total	28,503,214		$78.41		28,502,438	$ 0.62 billion

(1)

Includes (i) 776 shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock and (ii) 3,673,314 shares of common stock purchased in open market transactions for an aggregate of approximately $288 million.

(2)

Includes (i) 3,513,793 shares of common stock purchased in open market transactions for an aggregate of approximately $274 million, (ii) 4,104,725 shares of common stock purchased from the settlement fund described above in a privately negotiated transaction for an aggregate of approximately $323 million and (iii) 17,210,606 shares of common stock initially delivered to Dominion Energy under an accelerated share repurchase program.  Dominion Energy entered into two prepaid accelerated share repurchase agreements with separate financial institutions in September 2020 to purchase $1.5 billion in shares of common stock.  Pursuant to the terms of these agreements, the total final number of shares delivered and average purchase price per share under the agreements will be determined at the end of the purchase periods, which are scheduled to occur by December 2020.

(3)	Represents the weighted-average price paid per share.
(4)

The final per share purchase price for shares purchased under each accelerated share repurchase agreement will be determined at the end of the applicable purchase period, which is scheduled to occur by December 2020, but may occur earlier in certain circumstances.

(5)

In July 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $3.0 billion in shares of common stock and rescinded its prior repurchase authorization approved in February 2005 and modified in June 2007.  The repurchase program has no expiration date or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. In November 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $1.0 billion of shares of common stock in addition to the repurchase program authorized in July 2020.  This additional authorization is not reflected in the table above.

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed on a Current Report on Form 8-K under Item 8.01 Other Events:

GHG Emissions

This section should be read in conjunction with information disclosed under the heading Environmental Strategy in Item 1. Business of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2019.

Dominion Energy’s integrated environmental strategy supports a reduction in GHG emissions. As of December 2019, Dominion Energy has cut carbon emissions from its electric generating units (based on ownership percentage) by 57% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 25% since 2010.  Dominion Energy has committed to achieve net zero carbon and methane emissions from its electric generation and natural gas infrastructure operations by 2050.

Dominion Energy has been reporting greenhouse gas emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting

Program. Because the EPA mandatory GHG Reporting Program sets boundaries for reporting, Dominion Energy is not required to report carbon and methane emissions from a number of its smaller electric generation, natural gas compressor stations and other sources. However, Dominion Energy voluntarily includes carbon and methane emission estimates from these smaller sources in its Corporate GHG Inventory.

Dominion Energy conducted a comprehensive review of its methane emissions tracking and reporting processes to find opportunities for improvement and to ensure that its methane corporate inventory is as complete as possible. Based on these activities, Dominion Energy identified over a dozen areas of improvement for its Corporate GHG Methane Inventory, which resulted in an increase of approximately 15% in reported methane emissions compared to the EPA-methodology inventory.

Emissions for calendar year 2019 herein, include the assets from DESC’s electric generation operations and DESC and PSNC’s natural gas operations, which were not included in Dominion Energy’s 2018 Corporate GHG Methane and Carbon Inventories.  In addition, reported CO2 equivalent emissions include carbon, methane, N2O, and SF6 emissions from Dominion Energy’s electric generating units, natural gas operations, power delivery transmission and distribution operations, and associated equipment.

For Dominion Energy’s electric generation operations, total CO2 equivalent emissions (based on ownership percentage) were approximately 31.9 million metric tons in 2019, including 9.9 million metric tons from DESC and 22.0 million metric tons from Virginia Power.

For Dominion Energy’s power delivery operations, which includes regulated electric transmission and distribution, direct CO2 equivalent emissions for 2019 were 48,604 metric tons.

Total CO2 equivalent emissions reported for Dominion Energy’s natural gas infrastructure operations, as estimated in Dominion Energy’s Corporate GHG Methane Inventory, were 4.95 million metric tons in 2019. This estimate includes emissions reported under the EPA mandatory GHG Reporting Program, as well as other emissions not required to be reported. Dominion Energy’s 2019 and 2018 methane emissions from its gas infrastructure as reported under Subpart W of the EPA mandatory GHG Reporting Program are as follows:

	Subpart W Total CH4 Emissions (mcf CH4)
Subpart W Segment	2019	2018
Distribution	1,809,104	1,839,577
Production	831,331	736,188
Transmission pipelines	238,401	403,164
Transmission compressor stations	131,401	219,011
Gathering and boosting	161,140	219,056
Storage	80,322	88,973
LNG import/export	5,794	4,331
Processing	3,711	1,880

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

2.1

Purchase and Sale Agreement, dated as of July 3, 2020, by and among Dominion Energy, Inc., Dominion Energy Questar Corporation and Berkshire Hathaway Energy Company (Exhibit 2.1, Form 8-K filed July 6, 2020, File No. 1-8489).

X
2.2

Purchase and Sale Agreement, dated as of October 5, 2020, by and among Dominion Energy Questar Corporation, Berkshire Hathaway Energy Corporation and Dominion Energy, Inc., as guarantor (Exhibit 2.1, Form 8-K filed October 6, 2020, File No. 1-8489).

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

4.1

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the U.S. Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); First Supplemental Indenture, dated as of June 1, 2015 (Exhibit 4.2, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Third Supplemental Indenture, dated as of February 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2015 filed February 26, 2016, File No. 1-8489); Fourth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.2, Form 8-K filed August 9, 2016, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2016 (Exhibit 4.1, Form 10-Q filed November 9, 2016, File No. 1-8489); Eighth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4.7, Form 10-K for the fiscal year ended December 31, 2016 filed February 28, 2017, File No. 1-8489); Ninth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.2, Form 8-K filed January 12, 2017, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Twelfth Supplemental Indenture, dated as of June 1, 2017 (Exhibit 4.2, Form 10-Q filed August 3, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fourteenth Supplemental Indenture, dated May 1, 2018 (Exhibit 4.2, Form 10-Q filed August 2, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power

10.1

First Amendment, dated as of October 30, 2020, to the Fourth Amended and Restated Revolving Credit Agreement, dated as of March 22, 2019 among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, Dominion Energy South Carolina, Inc., (f/k/a South Carolina Electric & Gas Company), JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and the other lenders named therein. (filed herewith).

		X	X

10.2	Restricted Stock Award Agreement for Diane Leopold, dated October 1, 2020 (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 6, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 6, 2020	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer