Form 10-K
period 2020-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2021-02-25
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Dominion Energy, Inc.    Yes  ☒    No ☐     Virginia Electric and Power Company    Yes ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Dominion Energy, Inc.    Yes  ☐    No  ☒    Virginia Electric and Power Company    Yes  ☐    No  ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy was approximately $68.0 billion based on the closing price of Dominion Energy’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy’s most recently completed second fiscal quarter. Dominion Energy is the sole holder of Virginia Electric and Power Company common stock. At February 12, 2021, Dominion Energy had 805,648,140 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy’s 2021 Proxy Statement are incorporated by reference in Part III.

This combined Form 10-K represents separate filings by Dominion Energy, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Energy, Inc.’s other operations.

VIRGINIA ELECTRIC AND POWER COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS FILING THIS FORM 10-K UNDER THE REDUCED DISCLOSURE FORMAT.

x

Dominion Energy, Inc. and Virginia Electric and Power Company

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2016 Equity Units

Dominion Energy’s 2016 Series A Equity Units issued in August 2016, initially in the form of 2016 Series A Corporate Units, consisting of a stock purchase contract and a 1/40 interest in RSNs issued by Dominion Energy

2019 BLS Industry Average OSHA Recordable Rate

An average of the OSHA Recordable Rate for 2019 published by the Bureau of Labor Statistics for electric power generation, transmission and distribution (NAICS code 2211) and natural gas distribution (NAICS code 2212)

2019 Equity Units

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

2021 Proxy Statement	Dominion Energy 2021 Proxy Statement, File No. 001-08489
2021 Triennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020

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
BHE

The legal entity, Berkshire Hathaway Energy Company, one or more of its consolidated subsidiaries (including Dominion Energy Gas, Dominion Energy Midstream and Cove Point effective November 1, 2020), or the entirety of Berkshire Hathaway Energy Company and its consolidated subsidiaries

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief and Economic Security Act, enacted on March 27, 2020
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

Abbreviation or Acronym	Definition
CFO	Chief Financial Officer
CGN Committee	Compensation, Governance and Nominating Committee of Dominion Energy’s Board of Directors
CH4	Methane
CNG	Consolidated Natural Gas Company
CO2	Carbon dioxide
Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy and Virginia Power, collectively
Contracted Assets	Contracted Assets operating segment
COO	Chief Operating Officer
Cooling degree days

Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, or 75 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 75 degrees, as applicable, and the average temperature for that day

Cove Point	Cove Point LNG, LP (formerly known as Dominion Energy Cove Point LNG, LP)
Cove Point LNG Facility	An LNG import/export and storage facility, including the Liquefaction Facility, located on the Chesapeake Bay in Lusby, Maryland
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
DCP

The legal entity, CPMLP Holding Company, LLC (formerly known as Dominion Cove Point, LLC), one or more of its consolidated subsidiaries (including Dominion Energy Midstream), or the entirety of CPMLP Holding Company, LLC and its consolidated subsidiaries

DECGS	Carolina Gas Services, Inc. (formerly known as Dominion Energy Carolina Gas Services, Inc.)
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
DESC

The legal entity, Dominion Energy South Carolina, Inc., one or more of its consolidated entities or operating segment, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated entities

DETI	Eastern Gas Transmission and Storage, Inc. (formerly known as Dominion Energy Transmission, Inc.)
DGI	Dominion Generation, Inc.
DGP	Eastern Gathering and Processing, Inc. (formerly known as Dominion Gathering and Processing, Inc.)
DMLPHCII	Eastern MLP Holding Company II, LLC (formerly known as Dominion MLP Holding Company II, LLC)
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
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
Dominion Energy Midstream

The legal entity, Northeast Midstream Partners, LP (formerly known as Dominion Energy Midstream Partners, LP), one or more of its consolidated subsidiaries, or the entirety of Northeast Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar

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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment

Abbreviation or Acronym	Definition
Dominion Energy Virginia	Dominion Energy Virginia operating segment
Dominion Iroquois

The legal entity Iroquois Inc. (formerly known as Dominion Iroquois Inc.), one or more of its consolidated subsidiaries, or the entirety of Iroquois, Inc. and its consolidated subsidiaries, which held a 50% noncontrolling interest in Iroquois

DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Eastern Market Access Project	Project to provide 150,000 Dths/day of transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland
Energy Choice	Program authorized by the Ohio Commission which provides energy customers with the ability to shop for energy options from a group of suppliers certified by the Ohio Commission
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
ESA Excess Tax Benefits	Endangered Species Act Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fitch	Fitch Ratings Ltd.
Fountain Creek Solar	A proposed 80 MW utility-scale solar power station located in Greensville County, Virginia
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP effective August 2018
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP	The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP effective August 2018
Grassfield Solar	A proposed 20 MW utility-scale solar power station in Chesapeake, Virginia
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,588 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GT&S Transaction

The sale by Dominion Energy to BHE of Dominion Energy Gas, DGP, DECGS, Eastern Energy Field Services, Inc. (formerly known as Dominion Energy Field Services, Inc.) and Modular LNG Holdings, Inc. (formerly known as Dominion Modular LNG Holdings, Inc.) (which holds a 50% noncontrolling interest in JAX LNG) pursuant to a purchase and sale agreement entered into on July 3, 2020, which was completed on November 1, 2020

GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Hopewell	Polyester biomass power station

Abbreviation or Acronym	Definition
Idaho Commission	Idaho Public Utilities Commission
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP effective August 2018
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Manchester	Manchester power station
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
MATS	Utility Mercury and Air Toxics Standard Rule
mcf	Thousand cubic feet
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
Mtpa	Million metric tons per annum
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGL	Natural gas liquid
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
NWP 12

A nationwide permit from the Army Corps of Engineers authorizing activities required for the construction, maintenance, repair and removal of utility lines, including electric transmission, gas pipelines, water and communications conduit and associate facilities in waters of the U.S.

Abbreviation or Acronym	Definition
NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Health and Safety Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
Otter Creek Solar	A proposed 60 MW utility-scale solar power station located in Mecklenburg County, Virginia
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, L.L.C.
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
PURA	Connecticut’s Public Utility Regulatory Authority
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

Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
Rider RPS	A rate adjustment clause associated with the recovery of costs related to the mandatory renewable portfolio standard program established by the VCEA
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar

Abbreviation or Acronym	Definition
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A, C2A, C3A and C4A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
ROIC	Return on invested capital
RSN	Remarketable subordinated note
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
SAFSTOR

A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
SERC	Southeast Electric Reliability Council
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customer in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	A proposed 42 MW utility-scale solar power station located in Pittsylvania County, Virginia
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management—Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
TSR	Total shareholder return
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of 2020
VDEQ	Virginia Department of Environmental Quality
VEBA	Voluntary Employees’ Beneficiary Association

Abbreviation or Acronym	Definition
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

Part I

Item 1. Business

GENERAL

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s strategy is to be a leading sustainable provider of electricity, natural gas and related services to customers primarily in the eastern and Rocky Mountain regions of the U.S. As of December 31, 2020, Dominion Energy’s portfolio of assets includes approximately 30.2 GW of electric generating capacity, 10,500 miles of electric transmission lines, 85,600 miles of electric distribution lines and  94,200 miles of gas distribution mains and related service facilities, which are supported by 6,200 miles of gas transmission, gathering and storage pipeline.  In addition, Dominion Energy owns approximately 2,400 miles of gas transmission, gathering and storage pipeline through entities under agreement to be sold to BHE. As of December 31, 2020, Dominion Energy operates in 16 states and serves more than 7 million customers.

Dominion Energy continues to focus on expanding and improving its regulated and long-term contracted electric and natural gas utility businesses while transitioning to a cleaner energy future. Its growth capital expenditure plan for 2021 through 2025 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, strategic undergrounding and energy conservation programs. Renewable generation facilities are expected to include significant investments in utility-scale solar and offshore wind projects. In addition, Dominion Energy is currently seeking license extensions for its regulated nuclear power stations in Virginia. Other drivers for the growth capital plan include renewable natural gas initiatives and the replacement and modernization of gas distribution pipeline. Dominion Energy also plans to continue upgrading its gas and electric transmission and distribution networks while also meeting environmental requirements and standards set by various regulatory bodies.

Dominion Energy has continued its transition to a more state-regulated earnings mix as evidenced by its capital investments in regulated infrastructure, the SCANA and Dominion Energy Questar Combinations, the partially completed sale of substantially all of its gas transmission and storage operations to BHE and the divestiture of interests in certain nonregulated generating facilities and natural gas gathering and processing investments. Dominion Energy expects approximately 90% of earnings from its primary operating segments to come from state-regulated electric and natural gas utility businesses. Dominion Energy’s nonregulated operations consist of primarily long-term contracted electric generation operations and its investment in Cove Point. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power.

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

Amounts and information disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

WHERE YOU CAN FIND MORE INFORMATION ABOUT THE COMPANIES

The Companies file their annual, quarterly and current reports, proxy statements and other information with the SEC. Their SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The Companies make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available, free of charge, through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. We also make available on the “Investors” page of our website additional information which may be important to investors, such as investor presentations, earnings release kits and other materials and presentations. Information contained on Dominion Energy’s website, including but not limited to reports mentioned in Environmental Strategy, is not incorporated by reference in this report.

ACQUISITIONS AND DISPOSITIONS

The following acquisitions and divestitures within the last three years are considered significant to the Companies.

Gas Transmission and Storage Operations

Sales to BHE

In November 2020, Dominion Energy completed the GT&S Transaction with BHE for approximately $2.7 billion in cash proceeds and the assumption by BHE of approximately $5.3 billion of related long-term debt.

In October 2020, Dominion Energy entered into an agreement for the Q-Pipe Transaction with BHE for $1.3 billion in cash consideration and the assumption by BHE of approximately $430 million of related long-term debt.  This transaction is expected to close in early 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions.

See Note 3 to the Consolidated Financial Statements for additional information.

Acquisition of Interest in Atlantic Coast Pipeline and Pivotal LNG, Inc.

In March 2020, Dominion Energy completed the acquisition from Southern to acquire its 5% membership interest in Atlantic Coast Pipeline and its 100% ownership interest in Pivotal LNG, Inc., for $184 million in aggregate, plus certain purchase price adjustments. See Note 9 to the Consolidated Financial Statements for additional information, including the cancellation of the Atlantic Coast Pipeline Project. Pivotal LNG, Inc. was included within the GT&S Transaction and sold to BHE in November 2020.

Purchase of Dominion Energy Midstream Units

In January 2019, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy through the issuance of 22.5 million shares of Dominion Energy common stock. See Note 20 to the Consolidated Financial Statements for additional information. Dominion Energy Midstream was included within the GT&S Transaction and sold to BHE in November 2020.

Sale of Interest in Cove Point

In December 2019, Dominion Energy completed the sale of a 25% noncontrolling interest in Cove Point to Brookfield in exchange for cash consideration of $2.1 billion, subject to working capital adjustments.  See Note 3 to the Consolidated Financial Statements for additional information.

In addition, a 25% controlling interest in Cove Point was included within the GT&S Transaction and sold to BHE in November 2020.

SCANA

In January 2019, Dominion Energy and SCANA completed a stock-for-stock merger valued at $13.4 billion, inclusive of SCANA’s outstanding debt, which totaled $6.9 billion at closing. SCANA operates as a wholly-owned subsidiary of Dominion Energy. See Note 3 to the Consolidated Financial Statements for additional information.

Electric Generation Facilities

Acquisition of Virginia Power Solar Projects

In 2020, Virginia Power entered into and completed the acquisition of various solar development projects in Virginia. These projects are expected to cost a total of approximately $580 million once constructed, including initial acquisition costs, and generate approximately 282 MW.

In 2019, Virginia Power entered into agreements to acquire various solar development projects in Virginia, with the acquisitions completed in 2019 and 2020.  These projects are expected to cost a total of approximately $765 million once constructed, including initial acquisition costs, and generate approximately 448 MW combined.

In 2018, Virginia Power entered into agreements to acquire various solar development projects in North Carolina and Virginia. These projects closed in 2019 with a total cost of $297 million, including initial acquisition costs, and generate 175 MW combined.

See Notes 10 and 13 to the Consolidated Financial Statements for additional information.

Acquisition of Nonregulated Solar Projects

In 2020, Dominion Energy entered into agreements and completed the acquisition of various nonregulated solar projects in Ohio, South Carolina and Virginia with one project expected to close in 2022. These projects are expected to cost a total of approximately $730 million once constructed, including the initial acquisition cost, and generate approximately 398 MW combined.

In 2019, Dominion Energy completed the acquisition of various nonregulated solar projects in North Carolina, South Carolina and Virginia. These projects cost $415 million to construct, including the initial acquisition cost, and generate approximately 242 MW combined.

See Note 10 to the Consolidated Financial Statements for additional information.

Sale of Certain Nonregulated Generation Facilities

In December 2018, Dominion Energy completed the sale of Fairless and Manchester for total consideration of $1.2 billion, subject to customary closing adjustments. See Note 10 to the Consolidated Financial Statements for additional information.

Equity Method Investments

Acquisition of Interest in Wrangler

In December 2019, Dominion Energy acquired a 20% noncontrolling interest in Wrangler along with $301 million in cash as part of its initial contribution of certain retail energy marketing operations.  In November 2020, Dominion Energy completed the second contribution consisting of certain retail energy natural gas contracts, receiving $74 million in cash and maintaining its 20% noncontrolling interest in Wrangler.  See Note 9 to the Consolidated Financial Statements for additional information.

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

HUMAN CAPITAL

One of Dominion Energy's greatest strengths is its employees and Dominion Energy is committed to providing them with a safe, diverse and inclusive workplace. The ability to attract, develop and retain a diverse workforce is integral to the long-term success of Dominion Energy. At December 31, 2020, Dominion Energy had approximately 17,300 full-time employees, of which approximately 4,700 are subject to collective bargaining agreements, including approximately 6,000 full-time employees at Virginia Power, of which approximately 2,500 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2020, Dominion Energy experienced an OSHA Recordable Rate of 0.41 compared to 0.62 in 2019. These rates reflect Dominion Energy’s dedication to safety when compared to a 2019 BLS Industry Average OSHA Recordable Rate of 2.05. As evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure. Furthermore, Dominion Energy has been proactive in protecting its workforce during the global COVID-19 pandemic by establishing safety protocols, including requirements to wear face coverings and maintain physical distancing as well as new procedures for enhanced cleaning and temperature screening. Dominion Energy also facilitated telecommuting for many employees and expanded paid time off and other benefits to help employees cope with disruptions caused by the pandemic.

Dominion Energy works to recruit, retain and develop the careers of talented individuals who reflect the communities it serves. To cultivate this diversified workforce, Dominion Energy focuses on workforce diversity and inclusion while fostering an environment where employees can utilize their unique strengths, skills, personalities and life experiences. In October 2020, Dominion Energy announced its commitment to increase workforce diversity by 1% annually until it achieves at least 40% diverse representation. During 2020, Dominion Energy increased diverse representation within its workforce from 33.2% to 34.6%. For the purposes of measuring diversity, Dominion Energy includes non-minority female, minority male, minority female and undeclared female. In 2020 and 2019, the percentage of new hires that are diverse was 50% and 45%, respectively. Dominion Energy sponsors eight employee resource groups to support and reinforce its culture of inclusiveness by enabling employees with shared interests and backgrounds to work together to create community, provide networking opportunities and encourage professional development. The employee resource groups are aligned to support various forms of diversity and inclusion, including gender, sexual orientation, gender identity and expression, race, veteran status, age, ability and cultural heritage. To further advance these initiatives, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a performance measure for participation in diversity and inclusion training.

Dominion Energy attracts and retains its employees by offering competitive compensation and benefits packages, including healthcare, retirement, paid time off, parental leave and other benefits. Dominion Energy also offers a variety of training and development opportunities for all employees with the goal to provide a consistent and progressive approach to training that engages the workforce and fosters a culture of learning. To this end, Dominion Energy offers continuous learning opportunities including tuition assistance programs, professional development resources, access to a career center and a self-guided training program for independent learning as well as leadership development programs. These resources and programs are designed not only to engage and retain talented employees but also to allow Dominion Energy to meet the needs of its customers in an ever-changing industry with a skilled workforce.

OPERATING SEGMENTS

Beginning in September 2020, Dominion Energy manages its daily operations through four primary operating segments: Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets.  See Note 26 to the Consolidated Financial Statements for a summary description of operations within each of the four primary operating segments.  Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service companies and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 to the Consolidated Financial Statements and its equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

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

DOMINION ENERGY VIRGINIA

The Dominion Energy Virginia Operating Segment is substantially composed of Virginia Power’s regulated electric transmission, distribution (including customer service) and generation (regulated electric utility and its related energy supply) operations, which serve approximately 2.7 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

Virginia Power’s growth capital plan includes spending approximately $24 billion from 2021 through 2025 to upgrade or add new transmission lines, distribution lines, substations, and other facilities, as well as maintain existing and construct new generation capacity to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers, as well as support its Subsequent License Renewal projects as it is seeking 20-year license extensions for the regulated nuclear fleet in Virginia. See Properties and Environmental Strategy for additional information on this and other utility projects.

Virginia Power has also created a ten-year plan to transform its electric grid into a smarter, stronger and greener grid. This plan will address the structural limitations of Virginia Power’s distribution grid in a systematic manner in order to recognize and accommodate fundamental changes and requirements in the energy industry. The objective is to address both customer and system needs by (i) achieving even higher levels of reliability and resiliency against natural and man-made threats, (ii) leveraging technology to enhance the customer experience and improve the operation of the system and (iii) safely and effectively integrating new utility-scale renewable generation and storage as well as customer–level distributed energy resources such as rooftop solar and battery storage. In 2019 and 2020, the Virginia Commission approved portions of this plan.

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 82% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 146 minutes for the three-year average ending 2020, up from the previous three-year average of 138 minutes.  This increase is primarily due to increased storm activity.

Earnings may reflect variations in the timing or nature of expenses as compared to those contemplated in current rates, such as labor and benefit costs, capacity expenses, the timing, duration and costs of scheduled and unscheduled outages as well as certain customers’ ability to choose a generation service provider. The cost of fuel and purchased power is generally collected through fuel cost-recovery mechanisms established by regulators and does not materially impact net income. The cost of new generation facilities is generally recovered through riders in Virginia. Variability in earnings from riders reflects changes in the authorized ROE and the carrying amount of these facilities, which are largely driven by the timing and amount of capital investments, as well as depreciation. See Note 13 to the Consolidated Financial Statements for additional information.

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

Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into PJM wholesale electricity markets. Consistent with the increased authority given to NERC by EPACT, Virginia Power is committed to meeting NERC standards, modernizing its infrastructure and maintaining superior system reliability with respect to its electric transmission operations.

Competition

There is no competition for electric distribution service within Virginia Power’s service territory in Virginia and North Carolina and no such competition is currently permitted. Historically, since its electric transmission facilities are integrated into PJM and electric transmission services are administered by PJM, there was no competition in relation to transmission service provided to customers within the PJM region. However, competition from non-incumbent PJM transmission owners for development, construction and ownership of certain transmission facilities in Virginia Power’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in Virginia Power’s service area in the future and could allow Dominion Energy to seek opportunities to build and own facilities in other service territories. Additionally, there is some competition for Virginia Power’s generation operations for Virginia jurisdictional electric utility customers that meet certain size requirements or that currently are purchasing energy from competitive suppliers deemed to be 100% renewable by the Virginia Commission. See Electric under State Regulations in Regulation for more information. Currently, North Carolina does not offer retail choice to electric customers.

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

Regulation

Virginia Power’s electric distribution and generation operations, including the rates it may charge to jurisdictional customers, as well as wholesale electric transmission rates, tariffs and terms of service, are subject to regulation by the Virginia and North Carolina Commissions as well as FERC, the NRC, the EPA, the DOE and the Army Corps of Engineers.  See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

Virginia Power is developing, financing and constructing new generation capacity as well as seeking license extensions on zero carbon generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development are set forth below:

•

Virginia Power plans to acquire or construct several solar facilities, including facilities currently under development, totaling approximately 2.2 GW of expected generating capacity and approximately $4.1 billion of investments. See Notes 10 and 13 to the Consolidated Financial Statements for more information.

•

Virginia Power has submitted applications with the NRC for 20-year extensions of its operating licenses at North Anna and Surry. See Nuclear Decommissioning below for more information on these facilities.

•	Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7 for more information on this project.
•	Virginia Power is considering the construction of an approximately $2 billion hydroelectric pumped storage facility in Southwest Virginia.
•	Virginia Power has announced an approximately $400 million project to replace approximately 1,250 diesel buses with electric buses at school districts in Virginia by 2026.
•

In November 2018, Virginia Power received approval from the Virginia Commission for its petition seeking a prudency determination as provided in the GTSA with respect to the Coastal Virginia Offshore Wind Pilot project, consisting of two 6 MW wind turbine generators located 27 miles off the coast of Virginia Beach, Virginia in federal waters, and for a CPCN for the generation tie line connecting the generators to shore. This project was placed into service in January 2021 at a cost of approximately $300 million.

•

In September 2019, Virginia Power filed applications with PJM for the Coastal Virginia Offshore Wind Commercial project to interconnect 2,640 MW of wind energy off the coast of Virginia adjacent to the Coastal Virginia Offshore Wind Pilot project. The project is expected to be placed in service by the end of 2026 with total cost of the project estimated at approximately $8 billion.

•	Virginia Power is considering the construction of simple cycle combustion turbines in Virginia for reliability purposes with an expected total cost of approximately $750 million.

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in capital expenditures of approximately $1.5 billion from 2021 through 2025.

Virginia Power is investing in transmission substation physical security and expects to invest an additional $110 million to $160 million through 2025 to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process and create multiple levels of security.

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

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2020	2019	2018
Natural gas	48%	41%	33%
Nuclear(1)	32	29	29
Purchased power, net	7	17	19
Coal(2)	9	8	13
Renewable and Hydro(3)	4	5	5
Other	—	—	1
Total	100%	100%	100%
(1)	Excludes ODEC’s 11.6% undivided ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% undivided ownership interest in the Clover power station.
(3)	Includes solar and biomass.

Nuclear Fuel—Virginia Power primarily utilizes long-term contracts to support its nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices which are dependent on the market environment. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimal cost and inventory levels.

Fossil Fuel— Virginia Power primarily utilizes natural gas and coal in its fossil fuel plants. All recent fossil fuel plant construction involves natural gas generation.

Virginia Power’s natural gas and oil supply is obtained from various sources including purchases from major and independent producers in the Mid-Continent and Gulf Coast regions, purchases from local producers in the Appalachian area and Marcellus and Utica regions, purchases from gas marketers and withdrawals from underground storage fields owned by third parties. Virginia Power manages a portfolio of natural gas transportation contracts (capacity) that provides for reliable natural gas deliveries to its gas turbine fleet, while minimizing costs.

Virginia Power’s coal supply is obtained through long-term contracts and short-term spot agreements from domestic suppliers.

Biomass— Virginia Power’s biomass supply is obtained through long-term contracts and short-term spot agreements from local suppliers.

Purchased Power— Virginia Power purchases electricity from the PJM spot market and through power purchase agreements with other suppliers to provide for utility system load requirements.

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

Under the current operating licenses, Virginia Power is scheduled to decommission the Surry and North Anna units during the period 2032 to 2078. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. In 2018, Virginia Power applied for renewal of its operating licenses for an additional 20 years for the two nuclear units at Surry. Under these renewal applications, the two nuclear units will be allowed to generate electricity through 2052 and 2053, if approved. Virginia Power also submitted a license renewal application for the two units at North Anna in 2020. Under these renewal applications, the two nuclear units will be allowed to generate electricity through 2058 and 2060, if approved. Between the four units, Virginia Power estimates that it could spend approximately $3 billion to $4 billion over the next several years on capital improvements. The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs.

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2020 dollars)(1)	Funds in trusts at December 31, 2020(2)
(dollars in millions)
Surry
Unit 1	2032	$818	$905
Unit 2	2033	809	892
North Anna
Unit 1(3)	2038	733	722
Unit 2(3)	2040	737	678
Total		$3,097	$3,197
(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs and includes the expectation that 20-year license extensions are approved for all units.

(2)	Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2020.
(3)

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

GAS DISTRIBUTION

The Gas Distribution Operating Segment of Dominion Energy includes Dominion Energy’s regulated natural gas sales, transportation, gathering, storage and distribution operations in Ohio, West Virginia, North Carolina, Utah, southwestern Wyoming and southeastern Idaho (through East Ohio, Hope, PSNC and Questar Gas) which collectively serve approximately 3.1 million residential, commercial and industrial customers. The Gas Distribution Operating Segment also includes nonregulated renewable natural gas facilities in operation and under development, including Dominion Energy’s investment in Align RNG. See Investments below for additional information regarding the Align RNG investment.

Gas Distribution’s growth capital plan includes spending approximately $5 billion from 2021 through 2025 to upgrade existing or add new infrastructure to meet growing energy needs and retain reliability within its service territory as well as investments in renewable natural gas infrastructure projects outside its service territory. Planned capital spending is driven by infrastructure needs from a growing customer base in states with expanding economies, replacing aging assets for reliability, safety and sustainability and meeting demands for natural gas to support the transition from more carbon intensive fuels.

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

East Ohio offers an Energy Choice program, under which residential customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program and have it delivered by East Ohio. At December 31, 2020, approximately 1.1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.

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

Regulation

Gas Distribution’s operations, including the rates that it may charge customers, are regulated by the Ohio, West Virginia, North Carolina, Utah, Wyoming and Idaho Commissions as well as PHMSA and the U.S. Department of Transportation.  See Federal Regulations and State Regulations in Regulation for more information.

Properties

For a description of existing facilities see Item 2. Properties.

Dominion Energy has the following significant projects under construction or development to better serve utility customers or expand its service offerings within its utility service territory as well as to support its strategy to achieve net zero emissions.

East Ohio—In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In September 2016, the Ohio Commission approved a stipulation filed jointly by East Ohio and the Staff of the Ohio Commission to continue the PIR program and associated cost recovery for another five-year term beginning in 2017, and to permit East Ohio to increase its annual capital expenditures to $200 million by 2018 with a 3% increase per year thereafter subject to the annual cost recovery rate increase caps proposed by East Ohio.  In December 2020, East Ohio filed an application with the Ohio Commission to extend the PIR program for an additional five years with continuation of 3% increases per year.  See Note 13 to the Consolidated Financial Statements for further information.

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs on capital investments not covered by its PIR program to expand, upgrade or replace its pipeline system and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation.  See Note 13 to the Consolidated Financial Statements for further information.

Questar Gas— In 2010, Questar Gas began replacing aging high pressure infrastructure under a cost-tracking mechanism that allows it to place into rate base and earn a return on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. As part of the 2019 base rate case, the Utah Commission approved an annual spending budget of $72 million for the replacement program, to be adjusted annually for inflation.

In 2018, legislation became effective in Utah which is designed to spur economic growth in rural communities without natural gas service. The legislation allows Questar Gas to spend up to $50 million over three years, and up to $125 million over five years, for expansion of distribution facilities to bring natural gas to residential and commercial customers in rural parts of Utah, as approved by the Utah Commission. See Note 13 to Consolidated Financial Statements for more information.

The Utah Commission has provided approval for Questar Gas to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day.  The project is expected to cost approximately $200 million, excluding financing costs, and is anticipated to be placed into service in late 2022.

PSNC—The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. Projected integrity management plan investment, excluding the costs associated with the 2020 project noted below, for the period 2021 to 2023 is expected to be approximately $111 million.

During 2019, construction began on 38 miles of transmission pipeline between Franklinton, North Carolina and Clayton, North Carolina, which will provide the capacity necessary to support the growing natural gas demand in PSNC’s service territory. The project is expected to cost approximately $155 million, excluding financing costs, and is anticipated to be placed into service in 2021.

During 2020, construction began on 11 miles of transmission pipeline in Buncombe County, NC. After an analysis was performed under the integrity management program, the new transmission line was deemed necessary to offset the capacity losses on the existing line due to lower pressure being utilized in order to meet federal safety requirements. The project is expected to cost approximately $55 million and is anticipated to be placed into service in late 2021.

Non-Utility Renewable Natural Gas—In December 2019, Dominion Energy announced the formation of a nationwide partnership with Vanguard Renewables in collaboration with the Dairy Farmers of America to capture methane from dairy farms and convert it into pipeline quality natural gas. Dominion Energy expects to invest $200 million to develop the related assets. During 2020, construction began of a renewable natural gas facility in Greeley, Colorado, expected to cost approximately $70 million, excluding financing costs, and to be placed in service in late 2022.

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc.  Align RNG expects to invest $500 million to develop assets to capture methane from swine farms across Virginia, North Carolina, Utah, Arizona and California and convert it into pipeline quality natural gas. In July 2020, Align RNG placed its first project, located in Milford, UT, in service and the project produced 11,200 Dths of renewable natural gas through December 31, 2020.

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

Seasonality

Gas Distribution’s business earnings vary seasonally as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Historically, the majority of these earnings have been generated during the heating season which is generally from November to March; however, implementation of rate mechanisms for transportation services for East Ohio, and gas sales for Questar Gas and PSNC have reduced the earnings impact of weather-related fluctuations.

DOMINION ENERGY SOUTH CAROLINA

The Dominion Energy South Carolina Operating Segment is comprised of DESC’s generation, transmission and distribution of electricity to approximately 758,000 customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 405,000 residential, commercial and industrial customers in South Carolina.

DESC’s growth capital plan includes spending approximately $2 billion from 2021 through 2025 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.

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

Revenue provided by DESC’s electric generation operations is primarily derived from the sale of electricity generated by its utility generation assets and is based on rates established by the South Carolina Commission. Variability in earnings may arise when revenues are impacted by factors not reflected in current rates, such as the impact of weather, customer demand or the timing and nature of expenses or outages. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 87 minutes for the three-year average ending 2020, compared to the previous three-year average of 85 minutes.

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

DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:

In 2020, DESC began the upgrade of its electric and gas systems to an AMI whereby smart meters will be installed throughout its service area.  DESC has completed the installation of over 132,000 of the planned 1.1 million smart meters.  This project is estimated to cost approximately $140 million and will be completed in March 2023.

In 2020, DESC continued several electric transmission projects in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability.

These projects, costing approximately $75 million in aggregate, will go into service in phases through 2022.  The first phase of approximately six miles was completed in November 2020 with another phase of approximately 13 miles scheduled to be completed in early 2021.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements. Presented below is a summary of DESC’s actual system output by energy source:

Source	2020	2019	2018(1)
Natural gas	47%	46%	37%
Coal	22	27	35
Nuclear(2)	20	23	20
Renewable and Hydro(3)	11	4	8
Total	100%	100%	100%
(1)	Dominion Energy did not acquire DESC until January 2019. These amounts represent data obtained as part of the due diligence performed by Dominion Energy prior to the SCANA Combination.
(2)	Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(3)	Includes solar.

Natural gas— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to South Carolina through firm transportation agreements with various counterparties, which expire between 2021 and 2084.

Coal— DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia. These contracts provide for approximately 2.1 million tons annually. These contracts will expire at various times throughout 2021 and 2022. Spot market purchases may occur when needed or when prices are believed to be favorable.

Nuclear— DESC primarily utilizes long-term contracts to support its nuclear fuel requirements. DESC, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, DESC supplies enriched products to Westinghouse, who in turn supplies nuclear fuel assemblies for Summer. Westinghouse is DESC’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements through 2033.

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

Seasonality

DESC’s electric distribution and transmission business earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs, respectively. An increase in heating degree days does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.

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

The estimated cost to DESC to decommission its 66.7% ownership in Summer is reflected in the table below and is primarily based upon site-specific studies completed in 2020. These cost studies are generally completed every four to five years. Santee Cooper is responsible for the remaining decommissioning costs, proportionate with its 33.3% ownership in Summer. The cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating license expires. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. DESC is considering an operating license renewal for Summer.

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2020 dollars)(1)	Funds in trusts at December 31, 2020(2)
(dollars in millions)
Summer – Unit 1	2042	$744	$238

(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs and includes the expectation that a 20-year license extension is obtained.

(2)	Excludes any funds held in trust by Santee Cooper. DESC made contributions of $3 million to its nuclear decommissioning trust funds during 2020.

CONTRACTED ASSETS

The Contracted Assets Operating Segment includes the operations of Millstone, and associated energy marketing and price risk activities, Dominion Energy’s nonregulated long-term contracted renewable electric generation fleet and Dominion Energy’s 50% noncontrolling interest in Cove Point.

Contracted Asset’s growth capital plan includes spending $2 billion from 2021 through 2025 to expand its renewable generation fleet.

The Contracted Assets Operating Segment derives its earnings primarily from Dominion Energy’s nonregulated generation assets, including associated capacity and ancillary services, and from its noncontrolling interest in Cove Point. Variability in earnings provided by Millstone relates to changes in market-based prices received for electricity and capacity as well as the timing, duration and costs of scheduled and unscheduled outages. Approximately half of Millstone’s output is sold under the Millstone 2019 power purchase agreements, which commenced in October 2019. Market-based prices for electricity are largely dependent on commodity prices and the demand for electricity. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion Energy manages the electric price volatility of Millstone by hedging a substantial portion of its expected near-term energy sales not subject to the Millstone 2019 power purchase agreements with derivative instruments.

Dominion Energy’s nonregulated generation fleet includes numerous renewable generation facilities, including solar generation in operation or development in ten states, including Virginia. The output of these facilities is sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. Variability in earnings provided by these assets relates to changes in irradiance levels due to changes in weather. See Notes 3 and 10 to the Consolidated Financial Statements for additional information regarding certain solar projects.

Competition

Contracted Asset’s renewable generation projects are not currently subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years.  However, in the future, such operations may compete with other power generation facilities to serve certain large-scale customers after the power purchase agreements expire. Competition for the nonregulated fleet is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. These competitive factors may negatively impact the nonregulated fleet’s ability to profit from the sale of electricity and related products and services.

Millstone is dependent on its ability to operate in a competitive environment and does not have a predetermined rate structure that provides for an ROIC. Millstone operates within a functioning RTO and primarily compete on the basis of price. Competitors include other generating assets bidding to operate within the RTO. Millstone competes in the wholesale market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion Energy applies its expertise in operations, dispatch and risk management to maximize the degree to which Millstone is competitive compared to similar assets within the region.

Regulation

Contracted Assets’ generation fleet is subject to regulation by the NRC, the EPA, the DOE, the Army Corps of Engineers and other federal, state and local authorities. See Regulation, Future Issues and Other Matters in Item 7, MD&A and Notes 13 and 23 to the Consolidated Financial Statements for more information.

Properties

For a listing of facilities, see Item 2. Properties.

Dominion Energy plans to acquire or construct certain solar facilities in the Mid-Atlantic and Midwest. See Note 10 to the Consolidated Financial Statements for more information.

Investments

Contracted Assets includes Dominion Energy’s 50% noncontrolling interest in Cove Point.  Cove Point’s gas transportation, LNG import and storage operations, as well as the Liquefaction Facility’s capacity, are contracted primarily under long-term fixed reservation fee agreements. The Liquefaction Facility has a firm contracted capacity for LNG loading onto ships of approximately 4.6 Mtpa (0.66 bcfe/day) under normal operating conditions and after accounting for maintenance downtime. In addition to the operations of the Liquefaction Facility, Cove Point receives revenue from firm fee-based contractual arrangements, including negotiated rates, for its pipeline operations and certain LNG storage and terminalling services as provided for in FERC-approved tariffs. Variability in earnings results from changes in operating and maintenance expenditures, as well as for its FERC-regulated operations any changes in rates and the demand for services.

See Item 2. Properties for a description of Cove Point’s physical assets.

See Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Cove Point.

Sources of Energy Supply

Contracted Asset’s renewable fleet utilizes solar energy to power its electric generation while Millstone utilizes nuclear fuel, which is acquired primarily through a series of 5-year contracts, to power its electric generation.  In addition, Dominion Energy occasionally purchases electricity from the ISO-NE spot market to satisfy physical forward sale requirements, as described below. Some of these agreements have fixed commitments and are included as contractual obligations in Future Cash Payments for Contractual Obligations and Planned Capital Expenditures in Item 7. MD&A.

Seasonality

Sales of electricity for Contracted Assets are subject to seasonal variation as a result of the weather, partially mitigated by the Millstone 2019 power purchase agreements.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone and Kewaunee are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2020 dollars)(1)	Funds in trusts at December 31, 2020(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$459	$698
Unit 2	2035	666	940
Unit 3(4)	2045	756	917
Kewaunee
Unit 1(5)	N/A	584	910
Total		$2,465	$3,465
(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.

(2)	Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone or Kewaunee during 2020.
(3)	Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)

Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2020, the minority owners held $55 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

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

Corporate and Other Segment-Dominion Energy

Dominion Energy’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 to the Consolidated Financial Statements and its equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

Dominion Energy owns a 20% noncontrolling interest in Wrangler, which was formed in September 2019. Wrangler’s operations,  contributed by Dominion Energy in 2020 and 2019, consist of nonregulated natural gas retail energy marketing business serving customers in Ohio and Georgia as well as other southeastern states in the U.S. Dominion Energy expects to contribute its remaining retail energy marketing operations, primarily serving customers in Pennsylvania, to Wrangler by the end of 2021.

Dominion Energy owns a 53% noncontrolling interest in Atlantic Coast Pipeline.  In July 2020, as a result of the continued permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

Dominion Energy Questar Pipeline provides gas transportation and storage services in the Rocky Mountain region of the U.S. These operations are currently presented in held-for-sale and discontinued operations effective July 2020 until closing of the Q-Pipe Transaction with BHE, which is expected in early 2021.

See Notes 3 and 9 to the Consolidated Financial Statements for more information.

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the state commissions of Virginia, North Carolina, South Carolina, Ohio, West Virginia, Utah, Wyoming and Idaho, SEC, FERC, EPA, DOE, PHMSA, NRC, Army Corps of Engineers and the U.S. Department of Transportation.

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

Electric Regulation in Virginia

The Regulation Act provides for a cost-of-service rate model and permits Virginia Power to seek recovery of costs for new generation projects, including pumped hydroelectricity generation and storage facilities as well as extensions of operating licenses of nuclear power generation facilities, FERC-approved transmission costs, underground distribution lines, certain environmental compliance, conservation and energy efficiency programs and renewable energy facilities and programs through stand-alone riders, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission.

In March 2018, the GTSA reinstated base rate reviews on a triennial basis other than the 2021 Triennial Review. In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that Virginia Power may seek to recover the costs of such projects through a rider if not the subject of a CCRO. Any costs that are the subject of a CCRO may not be recovered in base rates for the service life of the projects and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. In the 2021 Triennial Review, any such rate reduction is limited to $50 million.

In April 2020, the VCEA replaced Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045. The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and directs Virginia to participate in a carbon trading program.

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

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings.

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

Pursuant to the SCANA Merger Approval Order, DESC is recovering capital costs and a return on capital cost rate base related to the NND Project over a 20-year period through a capital cost rider.  The capital cost rider also provides for the return to retail electric customers of certain amounts associated with the NND Project.  Revenue from the capital cost rider component of retail electric rates will continue to decline over the 20-year period as capital cost rate base is reduced.

See Notes 3 and 13 to the Consolidated Financial Statements for additional information.

Gas

Questar Gas and Wexpro’s natural gas development, production, transportation, and distribution services, including the rates it may charge its customers, are regulated by the state commissions of Utah, Wyoming and Idaho. East Ohio’s natural gas distribution services, including the rates it may charge its customers, are regulated by the Ohio Commission. Hope’s natural gas distribution services, including the rates it may charge its customers, are regulated by the West Virginia Commission. DESC and PSNC’s natural gas distribution services, including the rates they may charge their customers, are regulated by the South Carolina Commission and North Carolina Commission, respectively.

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

Questar Gas makes routine separate filings with the Utah and Wyoming Commissions to reflect changes in the costs of purchased gas. A large portion of these purchased gas costs are subject to rate recovery through the Wexpro Agreement and Wexpro II Agreement. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas recovery filings generally cover a prospective twelve-month period. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

The Utah Commission has approved a standalone cost recovery mechanism to recover specified costs and a return for infrastructure projects between general base rate cases.

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

The Ohio Commission has also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure, information technology and integrity or compliance-related projects between general base rate cases.

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

The North Carolina Commission has also approved a stand-alone cost recovery mechanism to recover specified capital costs and a return for pipeline integrity management infrastructure projects between general base rate cases.

In connection with the SCANA Combination, PSNC agreed not to file an application for a general rate case with the North Carolina Commission before April 2021 other than for rate adjustments as described above.

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

See Note 13 to the Consolidated Financial Statements for additional information.

Federal Regulations

Federal Energy Regulatory Commission

Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market-based rate authority, sells electricity in the PJM wholesale market and sells electricity to wholesale purchasers in Virginia and North Carolina. Dominion Energy’s nonregulated generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Ohio, Connecticut, Tennessee, Georgia, California, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC.  In addition, Virginia Power and DESC have FERC approved tariffs to sell wholesale power at capped rates based on their respective embedded cost of generation. These cost-based sales tariffs could be used to sell to loads within or outside Virginia Power and DESC’s respective service territories. Any such sales are voluntary.

The Companies are subject to FERC’s Standards of Conduct that govern conduct between transmission function employees of interstate gas and electricity transmission providers and the marketing function employees of their affiliates. The rule defines the scope of transmission and marketing-related functions that are covered by the standards and is designed to prevent transmission providers from giving their affiliates undue preferences.

The Companies are also subject to FERC’s affiliate restrictions that (1) prohibit power sales between nonregulated plants and utility plants without first receiving FERC authorization, (2) require the nonregulated and utility plants to conduct their wholesale power sales operations separately, and (3) prohibit utilities from sharing market information with nonregulated plant operating personnel. The rules are designed to prohibit utilities from giving the nonregulated plants a competitive advantage.

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.3 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

The Companies plan and operate their facilities in compliance with approved NERC reliability requirements. The Companies’ employees participate on various NERC committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. The Companies anticipate incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs. In addition, NERC has redefined critical assets which expanded the number of assets subject to NERC reliability standards, including cybersecurity assets. NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While the Companies expect to incur additional compliance costs in connection with NERC requirements and initiatives, such expenses are not expected to significantly affect results of operations.

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

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by Dominion Energy Questar Pipeline.

Dominion Energy’s remaining interstate gas transmission and storage activities, which are currently classified as held for sale, are conducted on an open access basis, in accordance with certificates, tariffs and service agreements on file with FERC and FERC regulations.

Dominion Energy operates in compliance with FERC standards of conduct, which prohibit the sharing of certain non-public transmission information or customer specific data by its interstate gas transmission and storage companies with non-transmission function employees. Pursuant to these standards of conduct, Dominion Energy also makes certain informational postings available on Dominion Energy’s website.

See Note 3 to the Consolidated Financial Statements for a discussion of the Q-Pipe Transaction.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of the Companies’ nuclear power stations are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining the Companies’ nuclear generating units. See Note 23 to the Consolidated Financial Statements for further information.

The NRC also requires the Companies to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Energy Virginia-Nuclear Decommissioning, Dominion Energy South Carolina-Nuclear Decommissioning, and Contracted Assets-Nuclear Decommissioning above and Notes 3 and 9 to the Consolidated Financial Statements. See Note 23 to the Consolidated Financial Statements for information on spent nuclear fuel.

Safety Regulations

Dominion Energy is also subject to the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which mandate inspections of interstate and intrastate natural gas transmission and storage pipelines, particularly those located in areas of high-density population. Dominion Energy has evaluated its natural gas transmission and storage properties, as required by the U.S. Department of Transportation regulations under these Acts, and has implemented a program of identification, testing and potential remediation activities. These activities are ongoing.

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

Environmental Regulations

Each of the Companies’ operating segments is subject to substantial laws, regulations and compliance costs with respect to environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of significant penalties for noncompliance, including fines, injunctive relief and other sanctions. The cost of complying with applicable environmental laws, regulations and rules is material to the Companies. If compliance expenditures and associated operating costs are not recoverable from customers through regulated rates (in regulated businesses) or market prices (in unregulated businesses), those costs could adversely affect future results of operations and cash flows. The Companies have applied for or obtained the necessary environmental permits for the construction and operation of their facilities. Many of these permits are subject to reissuance and continuing review. For a discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance required to be discussed in this Item, see Environmental Matters in Future Issues and Other Matters in Item 7. MD&A. Additional information can also be found in Note 23 to the Consolidated Financial Statements.

Global Climate Change

The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are reducing their GHG emissions while meeting the growing needs of their customers. In 2020, Virginia enacted the VCEA which addresses climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards. Dominion Energy’s CEO and executive operational leadership within each operating segment are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See State Regulations—Electric—Electric Regulation in Virginia above, Environmental Strategy below, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for information on climate change legislation and regulation.

Air

The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. Regulated emissions include, but are not limited to, carbon, methane, VOC, NOX, other GHGs, mercury, other toxic metals, hydrogen chloride, SO2 and particulate matter. At a minimum, delegated states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.

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

ENVIRONMENTAL STRATEGY

Dominion Energy has set a goal to achieve net zero emissions by 2050. This goal covers carbon and methane emissions from both electric generation and natural gas operations. As part of the net zero commitment, Dominion Energy has specifically committed to cut methane emissions from its natural gas infrastructure operations by 65% by 2030 and by 80% by 2040, in each case relative to 2010 emissions.

To reach net zero emissions, in the near term Dominion Energy is seeking extension of the licenses of its zero-carbon nuclear fleet in Virginia, rapidly expanding wind and solar generation, investing in carbon-beneficial renewable natural gas, expanding its industry-leading methane emissions-reduction programs, and using low-carbon natural gas to support the integration of wind and solar generation facilities into the grid. The strategy to meet these objectives consists of three major elements which will significantly reduce GHG emissions:

•	Clean energy diversity;
•	Innovation and energy infrastructure modernization; and
•	Conservation and energy efficiency.

Over the long term, Dominion Energy’s ability to achieve net zero emissions will require supportive legislative and regulatory policies, advancements in technology, and broader investments across the economy. Dominion Energy will pursue solutions, including pilot programs, of technologies such as large-scale battery storage, carbon capture and storage, small modular reactors and hydrogen if and when they become technologically and economically feasible.

Environmental Justice

Dominion Energy seeks to build partnerships and engage with local communities, stakeholders and customers on environmental issues important to them, including environmental justice considerations such as fair treatment, inclusive involvement and effective communication. Dominion Energy commits to increase inclusiveness of its stakeholder engagement on decisions regarding the siting and operation of energy infrastructure. Dominion Energy strives to include to all people and communities, regardless of race, color, national origin, or income to ensure a diversity of views in our public engagement process.

Transparency

As part of its broader commitment to transparency, Dominion Energy increased its disclosures around carbon and methane emissions. Dominion Energy discloses its environmental commitments, policies and initiatives in a Sustainability and Corporate Responsibility Report as well as a Climate Report in addition to other reports included on Dominion Energy’s dedicated Environmental, Social and Governance website.

Clean Energy Diversity

To achieve its net zero commitment, Dominion Energy is pursuing a diverse mix of cleaner, more efficient and lower-emitting methods of generating and delivering energy, while advancing aggressive voluntary measures to continue dramatically reducing emissions from traditional generation and delivery.

Over the past two decades, Dominion Energy has changed the fuel mix it uses to generate electricity, as well as improved the systems that make up its natural gas operations, to achieve a cleaner future.  In addition to reducing GHG emissions, Dominion Energy’s environmental strategy has also resulted in measurable reductions of other air pollutants such as NOX, SO2 and mercury and reduced the amount of coal ash generated and the amount of water withdrawn. Dominion Energy achieved GHG and other air pollutant reductions by implementing an integrated environmental strategy that addresses electric energy production and delivery and energy management. As part of this strategy, Dominion Energy has retired, or committed to retire, several of its fossil fuel electric generating facilities, including those powered by coal, oil and gas with the replacement of this capacity coming from the development of renewable energy facilities.

Renewable energy is an important component of a diverse and reliable energy mix. Dominion Energy continues to add utility-scale solar capacity and currently has the third largest utility-owned solar fleet in the U.S. with 2.2 GW in operations across 10 states as of December 31, 2020. Dominion Energy also has approximately 2.5 GW of solar generating capacity under development, including agreements for acquisitions of projects, for facilities expected to commence commercial operations in 2021 through 2025 in Virginia, South Carolina and Ohio, representing approximately $4.7 billion of investment. Dominion Energy expects to continue to make significant investments in solar generation to achieve its target of 13.4 GW generating capacity in-service by the end of 2035.  In addition, Dominion Energy is pursuing offshore wind with the 2.6 GW Coastal Virginia Offshore Wind Commercial project, expected to be placed in service by the end of 2026, along with the Coastal Virginia Offshore Wind Pilot project which achieved commercial operation in January 2021.

Dominion Energy is pursuing renewable natural gas through its investment in Align RNG, which is developing projects to capture and convert methane emissions from swine farms, and Vanguard Renewables in collaboration with the Dairy Farmers of America to develop projects to capture and convert methane emissions from dairy farms across the U.S. Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Accordingly, Virginia Power has commenced the process to extend the operating licenses for its four nuclear units at Surry and North Anna.

See Operating Segments and Item 2. Properties for additional information.

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen, advanced nuclear technology and carbon capture technology. Further, Dominion Energy’s growth capital plan from 2021 through 2025 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, smart meters, customer information platform, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption and making Dominion Energy’s system more responsive to customers’ desire to more efficiently manage their energy consumption as well as more adaptive to renewable generation resources and battery technologies.

Dominion Energy has also implemented infrastructure improvements and improved operational practices to reduce the GHG emissions for its natural gas facilities. Dominion Energy is also pursuing the construction or upgrade of regulated infrastructure in its natural gas businesses. Dominion Energy has made voluntary commitments as part of the EPA’s Natural Gas STAR Methane Challenge Program to continue to reduce methane emissions as part of these improvements. Dominion Energy is also a member of the EPA’s voluntary Natural Gas STAR Program, which the entities acquired in the SCANA Combination are expected to join in 2021. In addition, Dominion Energy is a member of the One Future Coalition, an industry group with members pledging to limit methane emissions to below 1% of gas throughput across the entire natural gas value chain.

See Operating Segments for additional information.

Conservation and Energy Efficiency

Conservation and load management play a significant role in meeting the growing demand for electricity and natural gas, while also helping to reduce the environmental footprint of Dominion Energy’s customers.  Dominion Energy offers various efficiency programs designed to reduce energy consumption in Virginia, North Carolina, Ohio, South Carolina, Utah and Wyoming, including programs such as:

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

GHG Emissions

Dominion Energy’s integrated environmental strategy supports a reduction in GHG emissions. Through 2019, Dominion Energy has reduced carbon emissions from its electric generating units (based on ownership percentage) by 57% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 25% since 2010. Dominion Energy’s 2020 emissions data is not yet available. Emissions for fiscal year 2019 include the assets acquired as a part of the SCANA Combination, such as DESC’s electric generation operations and DESC and PSNC’s natural gas operations. Dominion Energy’s 2019 emissions data presented below also includes the operations of gas transmission and distribution operations sold or to be sold to BHE as part of the GT&S Transaction and the Q-Pipe Transaction.

Dominion Energy has been reporting GHG emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting Program. Dominion Energy’s Corporate GHG Inventory used for reporting purposes follows methodologies specified in the EPA’s Mandatory GHG Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions, as well as approved industry protocols. In its annual Corporate GHG Inventory, Dominion Energy also voluntarily includes carbon and methane emission estimates from smaller sources that are not required to be included under the EPA’s mandatory GHG Reporting Program, including smaller electric generation, natural gas compressor stations and other sources. Dominion Energy’s Corporate GHG Inventory also includes emissions sources Dominion Energy voluntarily reports to various programs it participates in. As a result, Dominion Energy’s reported methane emissions in its Corporate GHG Inventory are higher than what is reported to the EPA.

Total CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 36.9 million metric tons in 2019. Reported CO2 equivalent emissions include CO2, CH4, N2O, and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations, and natural gas operations.

•

For Dominion Energy’s electric generation operations, total CO2 equivalent emissions (based on ownership percentage) were 31.9 million metric tons in 2019, including 9.9 million metric tons from DESC and 22.0 million metric tons from Virginia Power.

•	For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.05 million metric tons in 2019.
•	For Dominion Energy’s natural gas assets, total CO2 equivalent emissions were 4.95 million metric tons in 2019.

Dominion Energy’s 2019 GHG emissions as reported under various subparts of the EPA’s Mandatory GHG Reporting Program as of December 31, 2020, are as follows:

Natural Gas Operations – 2019 Emissions

Segment	Subpart W CH4 Emissions	Subpart C CH4 Emissions	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions
(metric tons)
Distribution	34,735		34,735	2,123
Production	17,168		17,168	10,951	0.02
Transmission pipelines	4,576		4,576	73
Transmission compressor stations	2,722	12	2,734	650,859	1.22
Gathering and boosting	3,083		3,083	93,352	0.19
Storage	1,542	5	1,547	261,741	0.49
LNG import/export	111	21	132	1,166,479	2.14
Processing	91		91	2,168	0.01
Total	64,028	38	64,066	2,187,746	4.07

Electric Generation Operations – 2019 Emissions

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions
(metric tons)
Virginia Power(1)	19,051,753	17,096	27,863
DESC	9,855,332	10,239	16,239
Total	28,907,085	27,335	44,102
(1)	Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.

Electric Transmission and Distribution Operations – 2019 Emissions

Company(1)	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	2	38,338
(1)	DESC does not trigger EPA mandatory GHG reporting.

CYBERSECURITY

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems, including oversight by the Board of Directors as well as the finance and risk oversight board committee. The Companies are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. See Item 1A. Risk Factors for additional information.

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

Regulatory, Legislative and Legal Risks

The rates of the Companies’ principal electric transmission, distribution and generation operations and gas distribution operations are subject to regulatory review.  Revenue provided by the Companies’ electric transmission, distribution and generation operations and by gas distribution operations is based primarily on rates approved by state and federal regulatory agencies. The profitability of the Companies’ businesses is dependent on their ability, through the rates that they are permitted to charge, to recover costs and earn a reasonable rate of return on their capital investment.

At the federal level, the Companies’ wholesale rates for electric transmission service are regulated by FERC. Rates for electric transmission services are updated annually according to a FERC-approved formula rate mechanism, and may be subject to additional prospective adjustments and retroactive corrections. A failure by the Companies to support these rates could result in rate decreases from current rate levels, which could adversely affect the Companies’ results of operations, cash flows and financial condition.

At the state level, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a historic test period, and the determination of Virginia Power’s authorized ROE prospectively. The GTSA reinstated triennial reviews commencing with the 2021 Triennial Review. Under certain circumstances described in the Regulation Act, Virginia Power may be required to refund a portion of its earnings to customers through a refund process and to reduce its rates. Additionally, Virginia Power’s ability to utilize CCROs for certain qualifying projects as provided for in the GTSA may be limited if the Virginia Commission does not approve such projects. Virginia Power makes assessments throughout the review period and will record a regulatory liability for refunds and/or CCRO benefits to customers in any period it is determined probable, which could be material to the Companies’ results of operations in the period recognized and to cash flows on completion of any triennial review.

In states other than Virginia, the Companies’ retail electric base rates for generation and distribution services to customers are regulated on a cost-of-service/rate-of-return basis subject to the statutes, rules and procedures of such states. Dominion Energy’s rates for gas distribution to retail customers are similarly regulated at the state level. If retail electric or gas earnings exceed the returns established by state utility commissions, retail electric rates or gas rates may be subject to review and possible reduction, which may decrease the Companies’ future earnings. Additionally, if any state utility commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, the Company’s future earnings could be negatively impacted.

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

The Companies’ generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets.  The Companies’ generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews the Companies’ authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, the Companies’ authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of the Companies’ generation business. For example, in December 2019, FERC issued an order on PJM’s Minimum Offer Price Rule proposals finding the PJM tariff unjust and unreasonable and directed PJM to expand the Minimum Offer Price Rule to all existing and new generation resources benefitting from a state subsidy to address the effects of state subsidies on new and existing resources on the PJM capacity market. The expanded Minimum Offer Price Rule will set a floor price on new and existing renewable and non-renewable state subsidized resources that do not seek a FERC exemption, increasing their risk of failing to clear the capacity auction and not obtaining a capacity payment and obligation. In addition, changes to the interpretation and application of FERC’s market manipulation rules may occur from time to time. A failure to comply with these market manipulation rules could lead to civil and criminal penalties.

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties.  The Companies’ operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical electric infrastructure assets and pipeline safety, among other matters. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if any of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting the Companies include the VCEA, the 2017 Tax Reform Act and tariffs imposed on imported solar panels by the U.S. government in 2018.

Through the SCANA Combination, Dominion Energy acquired SCANA and DESC which have been and continue to be subject to numerous legal proceedings and ongoing governmental investigations and examinations.  While a significant portion of the federal and state legal proceedings and governmental investigations have been settled, SCANA and DESC remain defendants in multiple lawsuits and investigations relating to the decision to abandon construction at the NND Project. Among other things, the lawsuits and investigations allege misrepresentation, failure to properly manage the NND Project, unfair trade practices and violation of anti-trust laws. Additionally, pursuant to the SCANA Merger Agreement and applicable indemnification agreements, SCANA is indemnifying former directors and officers of SCANA and DESC who are defendants in federal and state legal proceedings relating to the decision to abandon construction at the NND Project and the subsequent SCANA Combination. Among other things, the lawsuits allege breaches of various fiduciary duties.

The outcome of these legal proceedings, investigations and examinations, including settlements, is uncertain and may adversely affect Dominion Energy’s financial condition or results of operation.

Environmental Risks

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero emissions by 2050, may result in significant compliance costs, could result in certain of the Companies’ existing electric generation units being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond the Companies’ control.  Virginia has adopted the VCEA which establishes renewable energy and CO2 reduction targets for Virginia Power’s generation fleet and grid operations, including the requirement that 100% of Virginia Power’s electricity come from zero-carbon generation by the end of 2045.  The legislation mandates the development of 16,100 MW of solar or onshore wind capacity by the end of 2035, 5,200 MW of offshore wind capacity before 2035, and 2,700 MW of energy storage by the end of 2035.  The VCEA also directs Virginia Power to participate in a program consistent with RGGI, requiring the purchase of carbon credits to offset emissions from Virginia Power’s generating fleet within the state.  Cost recovery for these initiatives will require approval by the Virginia Commission which may be denied or materially altered to the detriment of the Companies.  In addition, permitting and other project execution challenges may hinder Virginia Power’s ability to meet the requirements of the VCEA.  The Companies could face similar risks if there is further legislation at the federal and/or state level mandating additional limitations on GHG emissions or requiring additional efficiency improvements.

In February 2020, Dominion Energy announced its commitment to achieve net zero emissions by 2050. To meet this commitment, the Companies expect to construct new electric generation facilities, including renewable facilities such as wind and solar, and to seek the extension of operating licenses for the Companies’ nuclear generation facilities. The Companies also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment will require the Companies to be able to obtain significant financing. These efforts will require approvals from various regulatory bodies for the siting and construction of such new facilities and a determination by the applicable state commissions that costs related to the construction are prudent. Given these and other uncertainties associated with the implementation of Dominion Energy’s net zero commitment, the Companies cannot estimate the aggregate effect of future actions taken in furtherance of this commitment on their results of operations or financial condition or on their customers. However, such actions could render additional existing generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect the Companies’ results of operations, financial performance or liquidity.

There are also potential impacts on Dominion Energy’s natural gas business from its net zero emissions commitment as well as federal or state GHG regulations which may require further GHG emission reductions from the natural gas sector which, in addition to resulting in increased costs, could affect demand for natural gas. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which could impact the natural gas business. Dominion Energy’s renewable natural gas projects, expected to be a key component of Dominion Energy’s environmental strategy, require approvals from various regulatory bodies for the siting and construction of such facilities.

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

We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on the Companies’ business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail below). In addition, further regulation of air quality and GHG emissions under the CAA may be imposed on the natural gas sector. The Companies are also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

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

The Companies are subject to risks associated with the disposal and storage of coal ash.  The Companies historically produced and continue to produce coal ash, or CCRs, as a by-product of their coal-fired generation operations. The ash is stored and managed in impoundments (ash ponds) and landfills located at 11 different facilities, eight of which are at Virginia Power.

The EPA has issued regulations concerning the management and storage of CCRs, which Virginia has adopted. These CCR regulations require the Companies to make additional capital expenditures and increase operating and maintenance expenses. In addition, the Companies will incur expenses and other costs associated with closing, corrective action and ongoing monitoring of certain ash ponds. The Companies also may face litigation concerning their coal ash facilities.

Further, while the Companies operate their ash ponds and landfills in compliance with applicable state safety regulations, a release of coal ash with a significant environmental impact could result in remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs, and reputational damage, and could impact the financial condition of the Companies.

Construction Risks

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large and small scale projects have been announced, including pipelines, electric transmission lines, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond the Companies’ control. For example, Dominion Energy has been involved with projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.

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

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk.  To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA, the Companies are currently simultaneously developing or constructing several electric generation projects, including Subsequent License Renewal projects at Surry and North Anna, the Coastal Virginia Offshore Wind projects and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the Coastal Virginia Offshore Wind projects. The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain or maintain the required approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

The Companies are dependent on their contractors for the successful and timely completion of large-scale infrastructure projects. The construction of such projects is expected to take several years, is typically confined within a limited geographic area or difficult environments and could be subject to delays, cost overruns, labor disputes and other factors that could cause the total cost of the project to exceed the anticipated amount and adversely affect the Companies’ financial performance and/or impair the Companies’ ability to execute the business plan for the project as scheduled.

Further, an inability to obtain financing or otherwise provide liquidity for the projects on acceptable terms could negatively affect the Companies’ financial condition, cash flows, the projects’ anticipated financial results and/or impair the Companies’ ability to execute the business plan for the projects as scheduled.

Operational Risks

The Companies’ financial performance and condition can be affected by changes in the weather, including the effects of global climate change.  Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of the Companies’ electric utility service territories and a number of its other facilities in the eastern portions of the states of South Carolina, North Carolina and Virginia which are frequently in the path of hurricanes, we experience the consequences of these weather events to a greater degree than many of our industry peers.

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

In addition, there are many risks associated with the Companies’ principal operations and the transportation and storage of natural gas  including nuclear accidents, fires, explosions, uncontrolled release of natural gas and other environmental hazards, pole strikes, electric contact cases, the collision of third party equipment with pipelines and avian and other wildlife impacts. Such incidents could result in loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or business interruptions and associated public or employee safety impacts, loss of revenues, increased liabilities, heightened regulatory scrutiny and reputational risk. Further, the location of natural gas pipelines and associated distribution facilities, or electric generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

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

The Companies may be materially adversely affected by negative publicity.  From time to time, political and public sentiment in connection with significant transactions and infrastructure projects, such as the SCANA Merger and the abandonment of the NND Project, may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. While the Atlantic Coast Pipeline project was cancelled in July 2020 and several of the legal proceedings and governmental investigations relating to the abandonment of the NND Project have been resolved, there is a risk that lingering negative publicity may continue.  Additionally, any failure by the Companies to realize voluntary targets set with respect to the reduction of GHG emissions or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.

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

Dominion Energy’s nonregulated generation business operates in a challenging market, which could adversely affect its results of operations and future growth.  The success of Dominion Energy’s contracted generation business depends upon favorable market conditions including the ability to sell power at prices sufficient to cover its operating costs. Dominion Energy operates in active wholesale markets that expose it to price volatility for electricity and nuclear fuel as well as the credit risk of counterparties. Dominion Energy attempts to manage its price risk by entering into long-term power purchase agreements with customers as well as hedging transactions, including short-term and long-term fixed price sales and purchase contracts. The failure of Dominion Energy to maintain, renew or replace its existing long-term contracts on similar terms or with counterparties with similar credit profiles could result in a loss of revenue and/or decreased earnings and cash flows for Dominion Energy.

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

Dominion Energy conducts certain operations through partnership arrangements involving third-party investors which may limit Dominion Energy’s operational flexibility or result in an adverse impact on its financial results.  Certain of Dominion Energy’s operations are conducted through entities subject to partnership arrangements under which Dominion Energy has significant influence but does not control the operations of such entities or in which Dominion Energy’s control over such entities may be subject to certain rights of third-party investors. Accordingly, while Dominion Energy may have a certain level of control or influence over these entities, it may not have unilateral, or any, control over the day-to-day operations of these entities or over decisions that may have a material financial impact on the partnership participants, including Dominion Energy. In each case such partnership arrangements operate in accordance with their respective governance documents, and Dominion Energy is dependent upon third parties satisfying their respective obligations, including, as applicable, funding of their required share of capital expenditures. Such third-party investors have their own interests and objectives which may differ from those of Dominion Energy and, accordingly, disputes may arise amongst the owners of such partnership arrangements that may result in delays, litigation or operational impasses.

For example, Dominion Energy has a noncontrolling 50% interest in Cove Point following the sale of a 25% controlling interest to BHE in November 2020. This controlling interest allows BHE to make decisions affecting Cove Point’s ability to retain its long-term contracts.  Cove Point is a party to certain contracts that allow a regulated service provider and a customer to mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated, cost-based recourse rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue as a result of these “negotiated rate” contracts could decrease Cove Point’s earnings and cash flows.  The inability to maintain or renew such contracts on favorable terms may have a material impact to Dominion Energy’s results of operations, financial position or cash flows.  Dominion Energy is also dependent upon BHE for managing counterparty credit risk relating to Cove Point’s terminal services agreements for its liquefied natural gas export/liquefaction facility. While the counterparties’ obligations are supported by parental guarantees and letters of credit, there is no assurance that such credit support would be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under either terminal services agreement resulting in a judgment in Cove Point’s favor, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process. Accordingly, there is no assurance that BHE may pursue remedies in the event of default in the same manner as Dominion Energy would if it had unilateral control over such decisions.

In addition, for certain contracted generation solar facilities in which Dominion Energy maintains a controlling interest, third-party investors hold certain protective rights. These rights may impact the ability of Dominion Energy to make certain decisions, such as the retention or distribution of available cash, significant acquisitions or dispositions of assets by those entities or the ability to sell or transfer its ownership interests.

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

A successful cyber attack on the systems that control the Companies’ electric generation, electric transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at the Companies or one of their vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of the Companies also could be adversely affected. While the Companies maintain property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect the Companies’ operations.  The Companies cannot predict the impact that any future terrorist attacks or retaliatory military or other action may have on the energy industry in general or on the Companies’ businesses in particular. Any such future attacks or retaliatory action may adversely affect the Companies’ operations in a variety of ways, including by disrupting the power, fuel and other markets in which the Companies operate or requiring the implementation of additional, more costly security guidelines and measures. The Companies’ infrastructure facilities, including nuclear facilities and projects under construction, could be direct targets or indirect casualties of an act of terror or other physical attack. Any physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to generate, purchase, transmit or distribute electricity, distribute natural gas or otherwise operate their respective facilities in the most efficient manner or at all. In addition, the amount and scope of insurance coverage maintained against losses resulting from any such attack may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact the Companies’ ability to access capital on acceptable terms.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on the Companies’ operations.  The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the Executive Chairman, CEO, CFO, COO and presidents and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the Companies’ business. In addition, certain specialized knowledge is required of the Companies’ technical employees for construction and operation of transmission, generation and distribution assets. The Companies’ inability to attract and retain these employees could adversely affect their business and future operating results.

Nuclear Generation Risks

The Companies have substantial ownership interests in and operate nuclear generating units; as a result, each may incur substantial costs and liabilities.  The Companies’ nuclear facilities are subject to operational, environmental, health and financial risks such as the on-site storage of spent nuclear fuel, the ability to dispose of such spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, limitations on the amounts and types of insurance available, potential operational liabilities and extended outages, the costs of replacement power, the costs of maintenance and the costs of securing the facilities against possible terrorist attacks. The Companies maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that future decommissioning costs could exceed amounts in the decommissioning trusts and/or damages could exceed the amount of insurance coverage. If the Companies’ decommissioning trust funds are insufficient, and they are not allowed to recover the additional costs incurred through insurance or regulatory mechanisms, their results of operations could be negatively impacted.

The Companies’ nuclear facilities are also subject to complex government regulation which could negatively impact their results of operations. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require the Companies to make substantial expenditures at their nuclear plants. In addition, although the Companies have no reason to anticipate a serious nuclear incident at their plants, if an incident did occur, it could materially and adversely affect their results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the nuclear events in Japan in 2011, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

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

An inability to access financial markets and, in the case of Dominion Energy, obtain cash from subsidiaries could adversely affect the execution of the Companies’ business plans.  The Companies rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for business plans with increasing capital expenditure needs, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’ control could increase their cost of borrowing or restrict their ability to access one or more financial markets. Market disruptions could stem from general market disruption due to general credit market or political events, the planned phase out of LIBOR by the end of 2023 or the reform or replacement of other benchmark rates, the failure of financial institutions on which the Companies rely or the bankruptcy of an unrelated company. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.

Dominion Energy is a holding company that conducts all of its operations through its subsidiaries. Accordingly, Dominion Energy’s ability to execute its business plan is further subject to the earnings and cash flows of its subsidiaries and the ability of its subsidiaries to pay dividends or advance or repay funds to it, which may, from time to time, be subject to certain contractual restrictions or restrictions imposed by regulators.

Market performance, interest rates and other changes may decrease the value of the Companies’ decommissioning trust funds and Dominion Energy’s benefit plan assets or increase Dominion Energy’s liabilities, which could then require significant additional funding.  The performance of the capital markets affects the value of the assets that are held in trusts to satisfy future obligations to decommission the Companies’ nuclear plants and under Dominion Energy’s pension and other postretirement benefit plans. The Companies have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuation and will yield uncertain returns, which may fall below expected return rates.

With respect to decommissioning trust funds, a decline in the market value of these assets may increase the funding requirements of the obligations to decommission the Companies’ nuclear plants or require additional NRC-approved funding assurance.

A decline in the market value of the assets held in trusts to satisfy future obligations under Dominion Energy’s pension and other postretirement benefit plans may increase the funding requirements under such plans. Additionally, changes in interest rates will affect the liabilities under Dominion Energy’s pension and other postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in mortality assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.

If the decommissioning trust funds and benefit plan assets are negatively impacted by market fluctuations or other factors, the Companies’ results of operations, financial condition and/or cash flows could be negatively affected.

The use of derivative instruments could result in financial losses and liquidity constraints.  The Companies use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity, currency and financial market risks. In addition, Dominion Energy purchases and sells commodity-based contracts for hedging purposes.

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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results.  Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill, including the goodwill recorded in connection with the SCANA Combination, or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable Company would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the Company’s results.

Exposure to counterparty performance may adversely affect the Companies’ financial results of operations.  The Companies are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Some of Dominion Energy’s operations are conducted through partnership arrangements, as noted above. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, contractors, joint venture partners, financial institutions or other third parties may adversely affect the Companies’ financial results.

Public health crises and epidemics or pandemics, such as COVID-19, could adversely affect the Companies’ business, results of operations, financial condition, liquidity and/or cash flows.  The effects of the continued outbreak of the COVID-19 pandemic and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on the Companies, including reduced demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets and diminished ability of the Companies to access funds from financial institutions and capital markets.  There remains uncertainty regarding the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. Such restrictions may cause operational interruptions and delays in construction projects, which, in the case of renewable energy projects, could delay the expected in-service dates of these projects and financial statement impact of the investment tax credits associated with these projects. For the duration of the outbreak of COVID-19, voluntary suspension, or potential legislative or government action, such as legislation enacted in Virginia in November 2020, may limit the Companies’ ability to collect on overdue accounts or disconnect services for non-payment, which may cause a decrease in the Companies’ results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, Dominion Energy owned its principal executive office in Richmond, Virginia and five other corporate offices. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Virginia Power shares Dominion Energy’s principal executive office in Richmond, Virginia. In addition, Virginia Power leases certain buildings and equipment.

Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below by operating segment.

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2020; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion Energy’s nonregulated generation facilities are also subject to liens. Additionally, DESC’s bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

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

In addition, Virginia Power’s electric distribution network includes approximately 58,900 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 473 substations. Dominion Energy also owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 9 MW.

The following tables list Virginia Power’s generating units and capability as of December 31, 2020.

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,629
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,370
Ladysmith (CT)	Ladysmith, VA	783
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	622
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	392
Elizabeth River (CT)	Chesapeake, VA	330
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,253		41%
Coal
Mt. Storm	Mt. Storm, WV	1,621
Chesterfield(1)	Chester, VA	1,014
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		3,684		18
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(3)
Total Nuclear		3,348		17
Hydro
Bath County	Warm Springs, VA	1,808	(4)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		10
Oil
Yorktown(1)	Yorktown, VA	790
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	160
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		1,522		7
Solar(5)
Colonial Trail West	Surry County, VA	142
Spring Grove	Surry County, VA	98
Whitehouse Solar	Louisa County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		296		1
Biomass
Altavista(6)	Altavista, VA	51
Polyester(6)	Hopewell, VA	51
Southampton(6)	Southampton, VA	51
Total Biomass		153		1
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		19,391
Power Purchase Agreements		917		5
Total Utility Generation		20,308		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)   Will be retired after it meets its capacity obligation in 2023. See Note 2 to the Consolidated Financial Statements for additional information.

(2)   Excludes 50% undivided interest owned by ODEC.

(3)   Excludes 11.6% undivided interest owned by ODEC.

(4)   Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy Corp.

(5)  All solar facilities are alternating current.

(6)  In accordance with the VCEA, these units will be retired no later than 2028.

VIRGINIA POWER NON-JURISDICTIONAL GENERATION

Plant	Location	Net Summer Capability (MW)
Solar(1)
Gutenberg	Garysburg, NC	80
Grasshopper	Mecklenburg County, VA	80
Pecan	Pleasant Hill, NC	75
Chestnut	Halifax County, NC	75
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Non-Jurisdictional Generation		440

(1)	All solar facilities are alternating current.

GAS DISTRIBUTION

Gas Distribution’s network is located in Ohio, West Virginia, North Carolina, Utah, southwestern Wyoming and southeastern Idaho. This network includes approximately 75,500 miles of distribution mains and related service facilities which are supported by approximately 5,700 miles of transmission, gathering and storage pipeline. The right-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

East Ohio’s integrated underground storage facilities have more than 60 bcf of working gas capacity to serve base and peak demand. PSNC owns one LNG facility that stores the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 10% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day.

DOMINION ENERGY SOUTH CAROLINA

DESC has approximately 3,800 miles and 26,700 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 442 substations.

DESC’s natural gas system includes approximately 18,700 miles of distribution mains and related service facilities, which are supported by approximately 500 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2020.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	852
Columbia Energy Center (CC) (1)	Gaston, SC	519
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT)	Beech Island, SC	87
Parr (CT) (1)	Jenkinsville, SC	60
Coit (CT) (1)	Columbia, SC	26
Williams (CT) (1)	Goose Creek, SC	20
Total Gas(2)		2,493		41%
Coal
Williams	Goose Creek, SC	605
Cope (3)	Cope, SC	415
Wateree	Eastover, SC	342
Total Coal		1,362		22
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	652	(4)	10
		5,291
Power Purchase Agreements		846	(5)	14
Total Utility Generation		6,137		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Capable of burning fuel oil as a secondary source.
(2)	Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability.
(3)	Capable of burning natural gas as a secondary source.
(4)	Excludes 33.3% undivided interest owned by Santee Cooper.
(5)	Includes 157MW from agreements with certain solar facilities within Contracted Assets.

CONTRACTED ASSETS

Contracted Assets includes Dominion Energy’s 50% noncontrolling interest in Cove Point. The Cove Point LNG Facility has an operational peak regasification daily send-out capacity of approximately 1.8 million Dths and an aggregate LNG storage capacity of approximately 14.6 bcfe. In addition, Cove Point has a small liquefier that has the potential to create approximately 15,000 Dths/day. The Liquefaction Facility consists of one LNG train with a nameplate outlet capacity of 5.25 Mtpa. Cove Point has authorization from the DOE to export up to 0.77 bcfe/day (approximately 5.75 Mtpa) should the Liquefaction Facility perform better than expected. In addition, Cove Point operates a 136-mile natural gas pipeline that connects the Cove Point LNG Facility to interstate natural gas pipelines.

The following table lists Contracted Assets’ generating units and capability as of December 31, 2020.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		58%
Solar(2)
Escalante I, II and III	Beaver County, UT	120	(3)
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100	(4)
Hardin I	Hardin County, OH	97
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80	(4)
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79	(4)
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71	(4)
Granite Mountain East and West	Iron County, UT	65	(3)
Summit Farms Solar	Moyock, NC	60	(4)
Enterprise	Iron County, UT	40	(3)
Iron Springs	Iron County, UT	40	(3)
Pavant Solar	Holden, UT	34	(5)
Camelot Solar	Mojave, CA	30	(5)
Midway II	Calipatria, CA	30	(4)
Indy I, II and III	Indianapolis, IN	20	(5)
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20	(4)
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20	(4)
Hecate Cherrydale	Cape Charles, VA	20	(4)
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20	(4)
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20	(4)
Cottonwood Solar	Kings and Kern Counties, CA	16	(5)
Myrtle	Suffolk, VA	15
Adams East Solar	Tranquility, CA	13	(5)
Alamo Solar	San Bernardino, CA	13	(5)
CID Solar	Corcoran, CA	13	(5)
Imperial Valley Solar	Imperial County, CA	13	(5)
Kansas Solar	Lenmore, CA	13	(5)
Kent South Solar	Lenmore, CA	13	(5)
Maricopa West Solar	Kern County, CA	13	(5)
Old River One Solar	Bakersfield, CA	13	(5)
Richland Solar	Jeffersonville, GA	13	(5)
West Antelope Solar	Lancaster, CA	13	(5)
Catalina 2 Solar	Kern County, CA	12	(5)
Mulberry Solar	Selmer, TN	11	(5)
Selmer Solar	Selmer, TN	11	(5)
Columbia 2 Solar	Mojave, CA	10	(5)
Hecate Energy Clarke County	White Post, VA	10	(4)
Ridgeland Solar Farm I	Ridgeland, SC	10	(4)
Other	Various	56	(4) (5)
Total Solar		1,474		42
Total Nonregulated Generation		3,475		100%

(1)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)	All solar facilities are alternating current.
(3)	Excludes 50% noncontrolling interest owned by GIP. Dominion Energy’s interest is subject to a lien securing Dominion Solar Projects III, Inc.’s debt.
(4)	Dominion Energy’s interest is subject to a lien securing Eagle Solar’s debt.
(5)	Excludes 33% noncontrolling interest owned by Terra Nova Renewable Partners. Dominion Energy’s interest is subject to a lien securing SBL Holdco’s debt.

Item 3. Legal Proceedings

From time to time, the Companies are parties to various legal, environmental or other regulatory proceedings, including in the ordinary course of business. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Companies reasonably believe will exceed a specified threshold. Pursuant to the SEC regulations, the Companies use a threshold of $1 million for such proceedings. See Notes 13 and 23 to the Consolidated Financial Statements, which information is incorporated herein by reference, for discussion of certain legal, environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Information concerning the executive officers of Dominion Energy, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell, II (66)	Executive Chairman of the Board of Directors from October 2020 to present; President and CEO from April 2007 to September 2020.

Robert M. Blue (53)

President and CEO from October 2020 to present; Director from November 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Power Delivery Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Virginia Power from January 2017 to May 2017; Senior Vice President—Law, Regulation & Policy from February 2016 to December 2016; Senior Vice President—Regulation, Law, Energy Solutions and Policy from May 2015 to January 2016.

James R. Chapman (51)

Executive Vice President, CFO and Treasurer from January 2019 to present; Senior Vice President, CFO and Treasurer from November 2018 to December 2018; Senior Vice President—Mergers & Acquisitions and Treasurer from February 2016 to October 2018; Vice President—Corporate Finance and Mergers & Acquisitions and Assistant Treasurer from May 2015 to January 2016.

Diane Leopold (54)

Executive Vice President and COO from October 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Gas Infrastructure Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Energy from January 2017 to May 2017; President of East Ohio from January 2014 to September 2020.

Edward H. Baine (47)

President—Dominion Energy Virginia from October 2020 to present; Senior Vice President—Power Delivery of Virginia Power from December 2019 to September 2020; Senior Vice President—Distribution of Virginia Power from February 2016 to November 2019; Senior Vice President—Transmission and Customer Service of Virginia Power from June 2015 to January 2016.

P. Rodney Blevins (56)

President—Dominion Energy South Carolina from December 2019 to present; President & Chief Executive Officer—Southeast Energy Group from January 2019 to November 2019; Senior Vice President and Chief Information Officer from January 2014 to December 2018.

Carlos M. Brown (46)

Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to present; Senior Vice President and General Counsel from January 2019 to November 2019; Vice President and General Counsel from January 2017 to December 2018; Deputy General Counsel—Litigation, Labor, and Employment of DES from July 2016 to December 2016; Director—Power Generation Station II of DES from July 2015 to June 2016.

Michele L. Cardiff (53)	Senior Vice President, Controller and CAO from October 2020 to present; Vice President, Controller and CAO from April 2014 to September 2020.

William L. Murray (53)

Senior Vice President—Corporate Affairs & Communications from February 2019 to present; Vice President—State & Electric Public Policy of DES from May 2017 to January 2019; Senior Policy Director—Public Policy of DES from April 2016 to May 2017; Managing Director—Corporate Public Policy of DES from June 2007 to March 2016.

Donald R. Raikes (58)

President—Gas Distribution of Dominion Energy from December 2019 to present and of Hope, East Ohio, PSNC, and Questar Gas from October 2019 to September 2020; President of Hope, East Ohio, PSNC, and Questar Gas from October 2020 to present; Senior Vice President—Gas Transmission Operations of DCP, Dominion Energy Midstream and Dominion Energy Questar Pipeline from February 2019 to September 2019; Senior Vice President—Dominion Midstream Operations of DCP, Dominion Energy Midstream and Dominion Energy Questar Pipeline from August 2017 to January 2019; Senior Vice President—Pipeline Customer Service & Business Development of DCP and DETI from May 2017 to August 2017; Senior Vice President—Customer Service and Business Development of DCP and DETI from November 2014 to May 2017.

Name and Age	Business Experience Past Five Years(1)

Daniel G. Stoddard (58)

Senior Vice President, Chief Nuclear Officer and President—Contracted Assets from September 2020 to present; Senior Vice President, Chief Nuclear Officer and President—Contracted Generation from December 2019 to August 2020; Senior Vice President and Chief Nuclear Officer of Virginia Power from October 2016 to present; Senior Vice President—Nuclear Operations of Virginia Power from May 2011 to September 2016.

(1)

All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DETI, East Ohio, Hope, PSNC, Questar Gas, Dominion Energy Midstream, Dominion Energy Questar Pipeline, DCP and DES reflects service at a current or previous subsidiary of Dominion Energy.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DOMINION ENERGY

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 12, 2021, there were approximately 130,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(5)
10/1/20-10/31/20	52,079	(1)	$78.59	—	$ 0.62 billion
11/1/20-11/30/20	3,049,613	(2)	80.36	3,029,827	1.48 billion
12/1/20-12/31/20	7,387,403	(3)	76.22	7,387,403	0.92 billion
Total	10,489,095		$77.44	10,417,230	$ 0.92 billion
(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)

Includes (i) 19,786 shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock;(ii) 1,647,192 shares of common stock purchased in open market transactions for an aggregate of approximately $132 million; and (iii) 1,382,635 shares of common stock delivered upon the completion of the purchase periods under two prepaid accelerated share repurchase agreements entered into by Dominion Energy in September 2020.

(3)

Includes (i) 2,045,345 shares of common stock purchased in open market transactions for an aggregate of approximately $163 million and (ii) 5,342,058 shares of common stock delivered to Dominion Energy under an accelerated share repurchase program. Dominion Energy entered into a prepaid accelerated share repurchase agreement with a financial institution in December 2020 to purchase $400 million in shares of common stock. No additional shares will be delivered under this agreement as the repurchase period ended in December 2020.

(4)	Represents the weighted-average price paid per share.
(5)

In July 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $3.0 billion in shares of common stock and rescinded its prior repurchase authorization approved in February 2005 and modified in June 2007. Dominion Energy completed repurchases under this authorization in December 2020. In November 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $1.0 billion of shares of common stock in addition to the repurchase program authorized in July 2020. This repurchase program has no expiration date or price or volume targets and may be modified suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

VIRGINIA POWER

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power intends to pay quarterly cash dividends in 2021 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

Item 6. Selected Financial Data

The following table should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Dominion Energy’s Consolidated Financial Statements include the results of operations acquired in the SCANA Combination effective January 2019.

DOMINION ENERGY

Year Ended December 31,(1)	2020(2)	2019(3)	2018(4)	2017(5)	2016(6)
(millions, except per share amounts)
Operating revenue	$14,172	$14,401	$11,199	$11,004	$10,320
Net income from continuing operations attributable
to Dominion Energy	1,583	653	2,087	2,707	1,809
Net income from continuing operations attributable
to Dominion Energy per common share-basic	1.83	0.79	3.19	4.26	2.93
Net income from continuing operations attributable
to Dominion Energy per common share-diluted	1.82	0.75	3.19	4.26	2.93
Dividends declared per common share	3.45	3.67	3.34	3.035	2.80
Total assets	95,905	103,823	77,914	76,585	71,610
Long-term debt(7)	33,957	28,998	27,075	26,951	26,271

(1)

Operating revenue, net income and earnings per share exclude amounts presented in discontinued operations related to the gas transmission and storage operations sold to, or under contract to be sold to, BHE as well as Dominion Energy’s investment in Atlantic Coast Pipeline.  Long-term debt excludes amounts reflected as held-for-sale.  See Note 3 to Dominion Energy’s Consolidated Financial Statements for more information regarding the amounts presented as discontinued operations or held-for-sale.

(2)

Includes $559 million after-tax charge associated primarily with the planned early retirement of certain electric generation facilities, $496 million of after-tax charges for an impairment attributable to Dominion Energy’s interests in certain nonregulated solar generation facilities and a contract termination in connection with the sale of Fowler Ridge, $191 million of after-tax charges for expected CCRO and customer arrears forgiveness for Virginia utility customers and $93 million of after-tax charges associated with litigation acquired in the SCANA Combination, partially offset by a $264 million after-tax net gain related to nuclear decommissioning trust funds.

(3)

Includes merger and integration-related costs associated with the SCANA Combination of $1.8 billion after-tax (inclusive of $756 million after-tax charge for refunds of amounts previously collected for the NND Project, $480 million after-tax charge for litigation acquired in the SCANA Combination and $286 million after-tax charge related to a voluntary retirement program), $585 million after-tax charges associated primarily with the planned early retirement of certain electric generation facilities, automated meter reading infrastructure and the termination of a contract with a non-utility generator, partially offset by a $429 million after-tax net gain related to nuclear decommissioning trust funds.

(4)

Includes $568 million after-tax gains on sales of certain nonregulated generation facilities and equity method investments partially offset by $164 million after-tax charge related to the impairment of certain gathering and processing assets and a $160 million after-tax charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers.

(5)

Includes $851 million of tax benefits resulting from the remeasurement of deferred income taxes to the new corporate income tax rate, partially offset by $96 million of after-tax charges associated with equity method investments in wind-powered generation facilities.

(6)	Includes a $122 million after-tax charge related to future ash pond and landfill closure costs at certain utility generation facilities.
(7)	Includes finance leases.

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

•	Federal, state and local legislative and regulatory developments, including changes in or interpretations of federal and state tax laws and regulations;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated electric rates collected by the Companies and regulated gas distribution, transportation and storage rates collected by Dominion Energy;
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
•

Additional competition in industries in which the Companies operate, including in electric markets in which Dominion Energy’s nonregulated generation facilities operate and potential competition from the development and deployment of alternative energy sources, such as self-generation and distributed generation technologies, and availability of market alternatives to large commercial and industrial customers;

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

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the evaluation of Virginia Power’s earnings for the 2021 Triennial Review, in 2020 Virginia Power established a regulatory liability for benefits expected to be provided to Virginia retail electric customers through the use of a CCRO in accordance with the GTSA. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

ASSET RETIREMENT OBLIGATIONS

Dominion Energy recognizes liabilities for the expected cost of retiring tangible long-lived assets for which a legal obligation exists and the ARO can be reasonably estimated. These AROs are recognized at fair value as incurred or when sufficient information becomes available to determine fair value and are generally capitalized as part of the cost of the related long-lived assets. In the absence of quoted market prices, Dominion Energy estimates the fair value of its AROs using present value techniques, in which it makes various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, credit-adjusted risk free rates and cost escalation rates. The impact on measurements of new AROs or remeasurements of existing AROs, using different cost escalation or credit-adjusted risk free rates in the future, may be significant. When Dominion Energy revises any assumptions used to calculate the fair value of existing AROs, it adjusts the carrying amount of both the ARO liability and the related long-lived asset for assets that are in service; for assets that have ceased or are expected to cease operations, Dominion Energy adjusts the carrying amount of the ARO liability with such changes either recognized in income or as a regulatory asset.

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. These nuclear decommissioning AROs are reported in Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Assets. At December 31, 2020, Dominion Energy’s nuclear decommissioning AROs totaled $1.9 billion. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

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

INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty since tax authorities may interpret the laws differently. Ultimate resolution or clarification of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2020 Dominion Energy had $167 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2020, Dominion Energy had established $155 million of valuation allowances.

ACCOUNTING FOR DERIVATIVE CONTRACTS AND FINANCIAL INSTRUMENTS AT FAIR VALUE

Dominion Energy uses derivative contracts such as physical and financial forwards, futures, swaps, options and FTRs to manage commodity and interest rate risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. The majority of investments held in Dominion Energy’s nuclear decommissioning and rabbi trusts and pension and other postretirement funds are also subject to fair value accounting. See Notes 6 and 22 to the Consolidated Financial Statements for further information on these fair value measurements.

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

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $7.4 billion presented within goodwill. The majority of the balance relates to the SCANA Combination, as discussed in Note 3 to the Consolidated Financial Statements, the Dominion Energy Questar Combination in 2016 and the acquisition of the former CNG in 2000. In connection with Dominion Energy entering agreements for the sale of substantially all of its gas transmission and storage business to BHE, associated goodwill of $1.6 billion was reclassified to assets held for sale in the Consolidated Balance Sheets. During 2020, $1.4 billion of this amount was written off at the completion of the GT&S Transaction.

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In addition, in the third quarter of 2020, Dominion Energy performed impairment tests immediately before and after the realignment of its operating segments. The 2020 annual test and any interim tests did not result in the recognition of any goodwill impairment.

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

See Note 11 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN LONG-LIVED ASSET AND EQUITY METHOD INVESTMENT IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, and equity method investments is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. When an equity method investment’s carrying amount exceeds its fair value, and the decline in value is deemed to be other-than-temporary, an impairment is recognized to the extent that the fair value is less than its carrying amount. Performing an impairment test on long-lived assets and equity method investments involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and equity method investments and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. In 2020, Dominion Energy determined that it had an impairment of its contracted nonregulated solar assets in partnerships outside of its core electric service territories. See Notes 6 and 10 to the Consolidated Financial Statements for a discussion of the impairment related to Dominion Energy’s non-wholly-owned nonregulated solar facilities.

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

Dominion Energy develops non-investment related assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.60% for 2020, 7.00% to 8.65% for 2019 and 8.75% for 2018. For 2021, the expected long-term rate of return for the pension cost assumption ranged from 7.00% to 8.45% for Dominion Energy’s plans held as of December 31, 2020. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2020, 2019 and 2018. For 2021, the expected long-term rate of return for other postretirement benefit cost assumption is 8.45%. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 2.77% to 3.63% for pension plans and 3.07% to 3.52% for other postretirement benefit plans in 2020, ranged from 3.57% to 4.43% for pension plans and 4.05% to 4.41% for other postretirement benefit plans in 2019 and ranged from 3.80% to 3.81% for pension plans and 3.76% for other postretirement benefit plans in 2018. Dominion Energy selected a discount rate ranging from 2.73% to 2.95% for pension plans and 2.69% to 2.80% for other postretirement benefit plans for determining its December 31, 2020 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2020 was 6.25% and is expected to gradually decrease to 5.00% by 2025-2026 and continue at that rate for years thereafter.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

NEW ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

DOMINION ENERGY

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2020	$ Change	2019	$ Change	2018
(millions, except EPS)
Net Income (loss) attributable to Dominion Energy	$(401)	$(1,759)	$1,358	$(1,089)	$2,447
Diluted EPS	(0.57)	(2.19)	1.62	(2.12)	3.74

Overview

2020 VS. 2019

Net income attributable to Dominion Energy decreased $1.8 billion, primarily due to charges presented in discontinued operations associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project, a decrease in net investment earnings on nuclear decommissioning trust funds, an increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia, an impairment charge associated with interests in certain nonregulated solar generation facilities, a contract termination charge in connection with the sale of Fowler Ridge, a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a CCRO in accordance with the GTSA and a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020. These decreases in net income were partially offset by the absence of charges for refunds of amounts previously collected from retail electric customers of DESC for the NND Project and for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery, the planned early retirement of certain Virginia Power automated meter reading infrastructure and a voluntary retirement program and a decrease in charges associated with litigation acquired in the SCANA Combination.

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

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2020	$ Change	2019	$ Change	2018
(millions)
Operating revenue	$14,172	$(229)	$14,401	$3,202	$11,199
Electric fuel and other energy-related purchases	2,243	(642)	2,885	198	2,687
Purchased electric capacity	53	(35)	88	(34)	122
Purchased gas	889	(671)	1,560	956	604
Other operations and maintenance	3,685	(105)	3,790	1,004	2,786
Depreciation, depletion and amortization	2,332	49	2,283	623	1,660
Other taxes	871	(12)	883	303	580
Impairment of assets and other charges	2,105	585	1,520	1,508	12
Gains on sales of assets	(61)	91	(152)	113	(265)
Other income	733	(78)	811	(74)	885
Interest and related charges	1,377	(109)	1,486	207	1,279
Income tax expense	83	(126)	209	(313)	522
Net income (loss) from discontinued operations including noncontrolling interests	(1,878)	(2,594)	716	264	452
Noncontrolling interests	(149)	(167)	18	(84)	102

An analysis of Dominion Energy’s results of operations follows:

2020 VS. 2019

Operating revenue decreased 2%, primarily reflecting:

•

A $700 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to electric utility retail customers ($651 million) and gas utility customers ($49 million);

•	A $625 million decrease as a result of the contribution of SEMI to Wrangler in December 2019;
•

A $121 million decrease in sales to electric utility retail customers from a decrease in cooling degree days during the cooling season ($76 million) and a net decrease in heating degree days during the heating season ($45 million);

•	A $73 million decrease due to unfavorable pricing ($36 million) and lower volumes ($37 million) at Millstone, including the effects of the Millstone 2019 power purchase agreements;
•	A $71 million decrease in sales to DESC electric retail customers from the capital cost rider;
•	A $58 million decrease in sales to electric utility retail customers associated with usage factors impacted by COVID-19;
•	A $45 million decrease due to the absence of various contracts at Virginia Power; and
•	A $34 million decrease in sales to electric retail customers associated with economic and other usage factors.

These decreases were partially offset by:

•	The absence of a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;
•	A $387 million increase from Virginia Power riders;
•	A $64 million increase in off-system PJM sales; and
•	A $45 million increase in sales to electric retail customers due to customer growth.

Electric fuel and other energy-related purchases decreased 22%, primarily due to decreased fuel costs associated with electric utility retail customers ($681 million), which are offset in operating revenue and do not impact net income, partially offset by PJM off-system sales ($64 million) and the absence of various contracts at Virginia Power ($34 million).

Purchased electric capacity decreased 40%, primarily due to a decrease in expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a Virginia Power contract termination with a non-utility generator ($13 million) partially offset by an increase in expense associated with sales to DESC electric utility retail customers ($30 million), which is offset in operating revenue and does not impact net income, and an increase in expense related to the annual PJM capacity performance market effective June 2020 ($15 million).

Purchased gas decreased 43%, primarily due to the contribution of SEMI to Wrangler in December 2019 ($579 million) and a decrease in net commodity costs for gas utilities ($49 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 3%, primarily reflecting:

•	A decrease in merger and integration-related costs associated with the SCANA Combination ($364 million), including the absence of a charge related to a voluntary retirement program ($251 million);
•	A $49 million decrease in salaries, wages and benefits; and
•	A $32 million decrease due to the contribution of SEMI to Wrangler.

These decreases were partially offset by:

•	A $144 million increase in certain Virginia Power expenditures, which are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million);
•	A $56 million increase in outside services; and

•	A $41 million increase related to the effects of COVID-19, primarily associated with enhanced safety measures.

Depreciation, depletion and amortization increased 2%, primarily due to various projects being placed into service ($102 million) partially offset by the absence of depreciation from certain electric generation facilities that were, or have been, committed to be retired early ($58 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($31 million).

Impairment of assets and other charges increased 38%, primarily due to:

•	A $665 million charge associated with certain nonregulated solar generation facilities;
•	An increase in charges associated with the planned early retirements of certain electric generation facilities in Virginia ($402 million);
•	A $221 million contract termination charge in connection with the sale of Fowler Ridge;
•	A charge for benefits expected to be provided to retail electric customers in Virginia through the use of a CCRO in accordance with the GTSA ($130 million);
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020 ($127 million); and
•	An increase in dismantling costs associated with certain Virginia Power electric generation facilities ($54 million).

These increases were partially offset by:

•	A decrease in charges associated with litigation acquired in the SCANA Combination ($551 million);
•	The absence of a $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;
•	The absence of a $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	A decrease in charges for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($103 million);
•	The absence of a $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; and
•	The absence of a $26 million charge for the abandonment of certain property, plant and equipment.

Gains on sales of assets decreased 60%, primarily due to a decrease in gains on the sale of nonregulated retail energy marketing assets.

Other income decreased 10%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds ($217 million), an increase in charitable commitments ($65 million), primarily for social justice, and charges associated with litigation acquired in the SCANA Combination ($25 million), partially offset by the absence of a charge related to a voluntary retirement program ($111 million), an increase from equity method earnings from Cove Point following closing of the GT&S Transaction ($40 million) and an increase in non-service components of pension and other postretirement employee benefit plan credits ($33 million).

Interest and related charges decreased 7%, primarily reflecting unrealized gains associated with freestanding derivatives ($84 million), lower interest expense from early redemptions of certain securities in 2019 and 2020 ($41 million), reductions in commercial paper borrowings ($34 million) and increases in AFUDC on regulated construction projects ($28 million), partially offset by increased borrowings in response to COVID-19 ($42 million) and charges associated with the early redemption of certain securities in the first quarter of 2020 ($25 million).

Income tax expense decreased 60%, primarily due to a reduction in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million) and the absence of a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($194 million), partially offset by income tax expense primarily associated with the impairment of nonregulated solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million) and a lower current year benefit from finalizing changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million).

Net income from discontinued operations including noncontrolling interests decreased $2.6 billion, primarily due to charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project.

Noncontrolling interests decreased $167 million, primarily due to impairments associated with certain nonregulated solar generation facilities ($267 million), partially offset by the sale of a 25% noncontrolling limited partnership interest in Cove Point to Brookfield in December 2019 ($97 million).

2019 VS. 2018

Operating revenue increased 29%, primarily reflecting:

•

A $3.1 billion increase from operations acquired in the SCANA Combination, including a $1.0 billion charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project;

•	A $348 million increase from Virginia Power riders;
•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers; and
•	A $57 million increase due to favorable pricing at Millstone, including the effects of the Millstone 2019 power purchase agreements.

These increases were partially offset by:

•	A $456 million decrease from the absence of certain nonregulated generation facilities sold in 2018;
•	A $83 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to Virginia Power utility customers; and
•

A $45 million decrease in sales to Virginia Power retail customers from lower heating degree days during the heating season, partially offset by a $25 million increase from higher cooling degree days during the cooling season.

Electric fuel and other energy-related purchases increased 7%, primarily due to a $576 million increase from operations acquired in the SCANA Combination, partially offset by a decrease in fuel costs due to the absence of certain nonregulated generation facilities in 2018 ($245 million), decreased fuel costs associated with Virginia Power utility customers ($83 million), which are offset in operating revenue and do not impact net income, and a decrease in Virginia Power fuel costs due to the expiration of an energy supply contract ($40 million).

Purchased electric capacity decreased 28%, primarily due to a decrease in expense related to the annual PJM capacity performance market effective June 2019 ($63 million) and a Virginia Power contract termination with a non-utility generator ($37 million), partially offset by an increase in expense from operations acquired in the SCANA Combination ($49 million) and the annual PJM capacity performance market effective June 2018 ($26 million).

Purchased gas increased $956 million, primarily due an increase from operations acquired in the SCANA Combination.

Other operations and maintenance increased 36%, primarily reflecting:

•	A $735 million increase from operations acquired in the SCANA Combination;
•	An increase in merger and integration-related costs associated with the SCANA Combination ($427 million), including a charge related to a voluntary retirement program ($251 million); and
•	A $116 million increase in certain Virginia Power transmission and generation-related expenditures. These expenses are primarily recovered through state and FERC rates and do not impact net income.

These increases were partially offset by:

•	A $113 million benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019;
•	The absence of an $81 million charge associated primarily with future ash pond and landfill closure costs in connection with the enactment of Virginia legislation in April 2018; and
•	A $43 million decrease from the absence of certain nonregulated generation facilities sold in 2018.

Depreciation, depletion and amortization increased 38%, primarily due to property, plant and equipment acquired in the SCANA Combination ($559 million), including amortization of NND Project costs ($127 million), an increase from various growth projects being placed into service ($140 million) and the absence of a benefit for the retroactive application of depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements ($31 million), partially offset by the planned early retirement of certain Virginia Power electric generation facilities and automated meter reading infrastructure ($40 million) and the sale of certain nonregulated electric generation facilities in 2018 ($37 million).

Other taxes increased 52%, primarily due to the SCANA Combination ($258 million), an increase in property tax charges for growth projects placed into service ($56 million) and a charge related to a voluntary retirement program ($21 million).

Impairment of assets and other charges increased $1.5 billion, primarily due to:

•	Charges associated with litigation acquired in the SCANA Combination ($641 million);
•	A $346 million charge related to the early retirement of certain Virginia Power electric generation facilities;
•	A $160 million charge related to Virginia Power’s planned early retirement of certain automated meter reading infrastructure;
•	A $135 million charge related to Virginia Power’s contract termination with a non-utility generator;
•	A $105 million charge for property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery;
•	A $62 million charge related to the abandonment of a project at a Virginia Power electric generating facility; and
•	The abandonment of certain property, plant and equipment ($26 million).

Gains on sales of assets decreased 43%, primarily due to the absence of the sale of Fairless and Manchester ($210 million) partially offset by an increase in gains on sales of nonregulated retail energy marketing assets ($82 million).

Other income decreased 8%, primarily reflecting the absence of equity method earnings and gain from the sale of Dominion Energy’s 50% limited partnership interest in Blue Racer ($603 million), a charge related to a voluntary retirement program ($111 million) and the absence of a gain on the sale of Dominion Energy’s 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership ($87 million). These decreases were partially offset by an increase in net investment earnings on nuclear decommissioning trust funds ($720 million).

Interest and related charges increased 16%, primarily due to debt acquired in the SCANA Combination net of debt redeemed in 2019 ($314 million), partially offset by the absence of charges associated with the early redemption of certain debt securities in 2018 ($69 million) and reduced interest on long-term debt due to net debt repayments in 2018 and 2019 ($57 million).

Income tax expense decreased 60%, primarily due to lower pre-tax income ($383 million), the impacts of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($48 million), higher investment tax credits ($39 million) and the absence of 2017 Tax Reform Act impacts ($46 million), partially offset by a charge for certain income tax-related regulatory assets acquired in the SCANA Combination for which Dominion Energy committed to forgo recovery ($194 million) and  the absence of a state legislative change ($20 million).

Net income from discontinued operations including noncontrolling interests increased 58%, primarily due to the operations of the Liquefaction Facility for the entire year and the absence of charges for impairment of certain gathering and processing assets and disallowance of FERC-regulated plant.

Noncontrolling interests decreased 82%, primarily due to the acquisition of the public interest in Dominion Energy Midstream in January 2019.

Outlook

Dominion Energy’s 2021 net income is expected to increase on a per share basis as compared to 2020 primarily from the following:

•	The absence of charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project;
•

The absence of charges associated with the impairment of interests in certain nonregulated solar generation facilities, the early retirement of certain electric generation facilities and contract termination in connection with the sale of Fowler Ridge;

•	The absence of charges for expected CCRO and customer arrears forgiveness for Virginia utility customers;
•	A reduction in merger and integration related costs associated with the SCANA Combination;

•	A reduction in charges associated with litigation acquired in the SCANA Combination;
•	Construction and operation of growth projects in electric utility and gas distribution operations;
•	Share accretion as a result of repurchases of common stock completed in 2020; and
•	A decrease in planned outage days at Millstone.

These increases are expected to be partially offset by the following:

•	The absence of operations sold to BHE as part of the GT&S Transaction and the Q-Pipe Transaction;
•	An increase in electric capacity expenses at Virginia Power; and
•	An increase in operations and maintenance expenses.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. In September 2020, Dominion Energy updated its operating segments following the July 2020 agreement to sell substantially all of its gas transmission and storage operations to BHE. The historical information presented herein has been recast to reflect the current segment presentation. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

Year Ended December 31,	2020		2019		2018
	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income attributable to Dominion Energy	Diluted EPS
(millions, except EPS)
Dominion Energy Virginia	$1,891	$2.28	$1,786	$2.21	$1,596	$2.44
Gas Distribution	560	0.67	487	0.60	373	0.57
Dominion Energy South Carolina	419	0.51	430	0.53	—	—
Contracted Assets	402	0.48	460	0.57	361	0.55
Corporate and Other	(3,673)	(4.51)	(1,805)	(2.29)	117	0.18
Consolidated	$(401)	$(0.57)	$1,358	$1.62	$2,447	$3.74

Dominion Energy Virginia

Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2020	% Change	2019	% Change	2018
Electricity delivered (million MWh)	83.3	(5)%	87.7	—%	87.8
Electricity supplied (million MWh):
Utility	87.0	(1)	88.2	—	88.0
Non-Jurisdictional	0.7	75	0.4	300	0.1
Degree days (electric distribution and utility service area):
Cooling	1,759	(13)	2,031	1	2,019
Heating	2,970	(9)	3,259	(10)	3,608
Average electric distribution customer accounts (thousands)	2,661	1	2,626	1	2,600

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2020 VS. 2019

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(74)	$(0.09)
Other	(20)	(0.02)
Rider equity return	87	0.10
Electric capacity	22	0.03
Outages	29	0.04
Salaries, wages and benefits	32	0.04
Depreciation and amortization	42	0.05
Renewable energy investment tax credits	19	0.02
Other	(32)	(0.04)
Share dilution	—	(0.06)
Change in net income contribution	$105	$0.07

2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(14)	$(0.02)
Other	9	0.01
Rider equity return	84	0.13
Electric capacity	54	0.08
Expiration of energy supply contract	30	0.05
Renewable energy investment tax credits	(14)	(0.02)
Other	41	0.06
Share dilution	—	(0.52)
Change in net income contribution	$190	$(0.23)

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

Year Ended December 31,	2020	% Change	2019(1)	% Change	2018
Gas distribution throughput (bcf):
Sales	180	(6)%	192	47%	131
Transportation	868	7	811	12	725
Heating degree days (gas distribution service area):
North Carolina	2,734	(7)	2,942
Ohio and West Virginia	5,148	(4)	5,355	(6)	5,693
Utah, Wyoming, and Idaho	4,973	(10)	5,501	18	4,672
Average gas distribution customer accounts (thousands):
Sales	1,897	2	1,857	48	1,258
Transportation	1,123	1	1,108	1	1,096

(1) Includes PSNC effective January 2019.

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

2020 VS. 2019

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(2)	$—
Other	11	0.01
Salaries, wages and benefits	14	0.02
Interest expense, net	36	0.04
Other	14	0.02
Share dilution	—	(0.02)
Change in net income contribution	$73	$0.07

2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(3)	$—
Other	(2)	—
Rider equity return	16	0.02
SCANA Combination	87	0.13
Other	16	0.02
Share dilution	—	(0.14)
Change in net income contribution	$114	$0.03

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2020	% Change	2019
Electricity delivered (million MWh)	22.1	(4)%	23.0
Electricity supplied (million MWh)	23.0	(5)	24.1
Degree days (electric and gas distribution service areas):
Cooling	794	(17)	951
Heating	1,074	(9)	1,179
Average electric distribution customer accounts (thousands)	753	2	739
Gas distribution throughput (bcf):
Sales	66	2	65
Average gas distribution customer accounts (thousands)	399	3	386

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2020 VS. 2019

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(15)	$(0.02)
Other	2	—
Regulated gas sales	12	0.02
Capital cost rider	(10)	(0.01)
Interest expense, net	17	0.02
Other	(17)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$(11)	$(0.02)

2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
SCANA Combination	$430	$0.53

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

Year Ended December 31,	2020	% Change	2019	% Change	2018
Electricity supplied (million MWh)	19.3	(4)%	20.2	(30)%	28.8

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

2020 VS. 2019

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$(46)	$(0.06)
Planned outage costs	(29)	(0.04)
Renewable energy investment tax credits	17	0.02
Interest expense, net	13	0.02
Other	(13)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$(58)	$(0.09)
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

2019 VS. 2018

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$109	$0.17
Renewable energy investment tax credits	50	0.08
Sale of certain electric generation facilities	(95)	(0.15)
Interest expense	26	0.04
Other	9	0.01
Share dilution	—	(0.13)
Change in net income contribution	$99	$0.02
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2020	2019	2018
(millions, except EPS)
Specific items attributable to operating segments	$(1,241)	$(1,901)	$(196)
Specific items attributable to Corporate and Other segment	(2,166)	384	518
Total specific items	(3,407)	(1,517)	322
Other corporate operations:
Interest expense, net	(384)	(383)	(375)
Other	118	95	170
Total other corporate operations	(266)	(288)	(205)
Total net income (expense)	(3,673)	(1,805)	117
EPS impact	$(4.51)	$(2.29)	$0.18

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2020, this primarily included $2.2 billion of after-tax loss associated with discontinued operations, including the results of operations of the entities included in the GT&S and Q-Pipe Transactions as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project, $82 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, a $78 million after-tax benefit of derivative mark-to-market changes and a $69 million tax benefit associated with the GT&S Transaction. In 2019, this primarily included $521 million of after-tax earnings for the results of operations of the entities included in the GT&S and Q-Pipe Transactions and $135 million of after-tax transaction and transition costs associated with the SCANA Combination. In 2018, this primarily included $390 million of after-tax gains on the sales of certain equity method investments, $244 million of after-tax earnings for the results of operations of the entities included in the GT&S and Q-Pipe Transactions, $51 million of after-tax charges associated with the early redemption of certain debt securities and $31 million of after-tax transaction and transition costs associated with the Dominion Energy Questar Combination and SCANA Combination.

VIRGINIA POWER

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2020	$ Change	2019	$ Change	2018
(millions)
Net Income	$1,021	$(128)	$1,149	$(133)	$1,282

Overview

2020 VS. 2019

Net income decreased 11%, primarily due to an increase in charges related to the planned early retirements of certain electric generation facilities, a charge for benefits expected to be provided to retail electric customers in Virginia through the use of a CCRO in accordance with the GTSA, a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020 and the absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019. These decreases were partially offset by the absence of charges related to the planned early retirement of certain automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility generator.

2019 VS. 2018

Net income decreased 10%, primarily due to charges associated with the planned early retirement of certain electric generation facilities and automated meter reading infrastructure, a voluntary retirement program and a contract termination with a non-utility generator. These decreases were partially offset by increases related to higher rider equity returns, the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 and the absence of charges associated with Virginia legislation enacted in March 2018 and April 2018.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2020	$ Change	2019	$ Change	2018
(millions)
Operating revenue	$7,763	$(345)	$8,108	$489	$7,619
Electric fuel and other energy-related purchases	1,636	(542)	2,178	(140)	2,318
Purchased (excess) electric capacity	(17)	(57)	40	(82)	122
Other operations and maintenance	1,786	43	1,743	67	1,676
Depreciation and amortization	1,252	29	1,223	91	1,132
Other taxes	327	(1)	328	28	300
Impairment of assets and other charges	1,093	336	757	757	—
Other income	80	(18)	98	76	22
Interest and related charges	516	(8)	524	13	511
Income tax expense	229	(35)	264	(36)	300

An analysis of Virginia Power’s results of operations follows:

2020 VS. 2019

Operating revenue decreased 4%, primarily reflecting:

•	A $561 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to electric utility retail customers;
•

A $100 million decrease in sales to retail customers from a decrease in cooling degree days during the cooling season ($33 million) and a decrease in heating degree days during the heating season ($67 million);

•	A $66 million decrease in sales to electric retail customers associated with economic and other usage factors;
•	A $45 million decrease due to the absence of various contracts; and
•	A $29 million decrease in sales to electric retail customers associated with usage factors impacted by COVID-19; partially offset by
•	A $387 million increase from riders;
•	A $64 million increase in off-system PJM sales; and
•	A $35 million increase in sales to electric retail customers due to customer growth.

Electric fuel and other energy-related purchases decreased 25%, primarily due to decreased fuel costs associated with electric utility retail customers ($561 million), which are offset in operating revenue and do not impact net income, partially offset by PJM off-system sales ($64 million) and the absence of various contracts ($34 million).

Purchased electric capacity decreased $57 million, primarily due to a decrease in expense related to the annual PJM capacity performance market effective June 2019 ($51 million) and a contract termination with a non-utility generator ($13 million) partially offset by an increase in expense related to the annual PJM capacity performance market effective June 2020 ($15 million).

Other operations and maintenance increased 2%, primarily reflecting:

•	A $144 million increase in certain expenses which are primarily recovered through state and FERC rates and do not impact net income;
•	The absence of a benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019 ($113 million);
•	A $27 million increase in outside services; and
•	A $22 million increase related to the effects of COVID-19.

These increases were partially offset by:

•	The absence of a charge related to a voluntary retirement program ($190 million);
•	A $39 million decrease in salaries, wages and benefits and administrative costs;
•	A $38 million decrease in outage costs; and
•	A $26 million decrease in storm damage and service restoration costs.

Depreciation and amortization increased 2%, primarily due to various projects being placed into service ($114 million), partially offset by the absence of depreciation from certain electric generation facilities that were, or have committed to be, retired early ($58 million) and a decrease reflecting the expected approval of the nuclear plant life extensions from the NRC ($31 million).

Impairment of assets and other charges increased 44%, primarily due to:

•	An increase in charges associated with the planned early retirements of certain electric generation facilities ($402 million);
•	A charge for benefits expected to be provided to retail electric customers in Virginia through the use of a CCRO in accordance with the GTSA ($130 million);
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020 ($127 million); and
•	An increase in dismantling costs associated with certain electric generation facilities ($54 million); partially offset by
•	The absence of a charge related to the planned early retirement of certain automated meter reading infrastructure ($160 million);
•	The absence of a $135 million charge related to contract termination with a non-utility generator;
•	The absence of a $62 million charge related to the abandonment of a project at an electric generating facility;
•	The absence of a $21 million charge for disallowance of state-regulated plant; and
•	The absence of a $17 million charge related to the abandonment of certain property, plant and equipment.

Other income decreased 18%, primarily reflecting a decrease in net investment earnings on nuclear decommissioning trust funds.

Income tax expense decreased 13%, primarily due to lower pre-tax income.

2019 VS. 2018

Operating revenue increased 6%, primarily reflecting:

•	A $348 million increase from riders; and
•	The absence of a $215 million charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers; partially offset by

•	A $83 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to electric utility retail customers; and
•

A $45 million decrease in sales to retail customers from lower heating degree days during the heating season, partially offset by a $25 million increase from higher cooling degree days during the cooling season.

Electric fuel and other energy-related purchases decreased 6% primarily due to decreased fuel costs associated with electric utility retail customers ($83 million), which are offset in operating revenue and do not impact net income, and a decrease in Virginia Power fuel costs due to the expiration of an energy supply contract ($40 million).

Purchased electric capacity decreased 67%, primarily due to a decrease in expense related to the annual PJM capacity performance market effective June 2019 ($63 million) and a contract termination with a non-utility generator ($37 million), partially offset by the annual PJM capacity performance market effective June 2018 ($26 million).

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

At December 31, 2020, Dominion Energy had $5.3 billion of unused capacity under its credit facility. See additional discussion below under Credit Facilities and Short-Term Debt.

A summary of Dominion Energy’s cash flows is presented below:

Year Ended December 31,	2020	2019	2018
(millions)
Cash, restricted cash and equivalents at beginning of year	$269	$391	$185
Cash flows provided by (used in):
Operating activities	5,227	5,204	4,773
Investing activities	(2,916)	(4,622)	(2,358)
Financing activities	(2,333)	(704)	(2,209)
Net increase (decrease) in cash, restricted cash and equivalents	(22)	(122)	206
Cash, restricted cash and equivalents at end of year	$247	$269	$391

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities increased $23 million, including approximately $707 million from discontinued operations. Net cash provided by continuing operations decreased primarily due to litigation settlements related to the SCANA Combination, higher contributions to Dominion Energy’s qualified pension plan, payments related to a voluntary retirement plan, and a contract termination in connection with the sale of Fowler Ridge, partially offset by the absence of a contract termination payment to a non-utility generator and net changes in other working capital items.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2020, Dominion Energy’s Board of Directors established an annual dividend rate for 2021 of $2.52 per share of common stock, a 33% decrease over the 2020 rate. This reduction in the annual dividend rate reflects the absence of income from operations sold to BHE as part of the GT&S Transaction and Q-Pipe Transaction as well as a revision to Dominion Energy’s target payout ratio to align with industry peers. Dividends are subject to declaration by the Board of Directors. In January 2021, Dominion Energy’s Board of Directors declared dividends payable in March 2021 of 63 cents per share of common stock.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2020 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$68	$—	$68
Non-Investment grade(2)	1		1
No external ratings:
Internally rated—investment grade(3)	35	—	35
Internally rated—non-investment grade(4)	3	—	3
Total	$107	$—	$107

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 61% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 33% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $1.7 billion, primarily due to proceeds from the GT&S and Q-Pipe Transactions, partially offset by an increase in plant construction and other property additions, the absence of cash acquired in the SCANA Combination, the acquisition of an investment in Pivotal LNG, Inc. and an additional 5% investment in Atlantic Coast Pipeline and a decrease in the proceeds from the sale of assets and equity method investments.

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

Net cash used in Dominion Energy's financing activities increased $1.6 billion primarily due to repurchases of common stock in 2020, lower issuances of common stock, the absence of the 2019 Equity Units and the Series B Preferred Stock issuances and the absence of proceeds from the sale of a 25% noncontrolling interest in Cove Point, partially offset by higher issuances and lower repayments of long-term debt.

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2020
Joint revolving credit facility(2)	$6,000	$627	$100	$5,273

(1)	The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 0.29% at December 31, 2020.
(2)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Dominion Energy has an effective registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $268 million presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement.  The agreement bears interest at a variable rate. At December 31, 2020, $225 million was outstanding under the agreement. The proceeds from these borrowings were used to provide for general working capital and other general corporate purposes.  The maximum allowed total debt to total capital ratio under this agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In March 2020, Dominion Energy borrowed $500 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In November 2020, Dominion Energy repaid the outstanding balance in full.

In April 2020, Dominion Energy borrowed $625 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In June 2020, Dominion Energy repaid the outstanding balance in full.

Long-Term Debt

During 2020, Dominion Energy issued the following long-term public debt:

Type	Issuer	Principal	Rate	Maturity
		(millions)
Senior notes	Dominion Energy	$1,000	variable	2023
Senior notes	Dominion Energy	400	3.300%	2025
Senior notes	Dominion Energy	350	3.600%	2027
Senior notes	Dominion Energy	1,500	3.375%	2030
Senior notes	Virginia Power	900	2.450%	2050
Total notes issued		$ 4,150

During 2020, Dominion Energy also issued the following long-term private debt:

•	In March 2020, PSNC issued, through private placement, $200 million of 4.05% senior notes that mature in 2030. These proceeds were used for general corporate purposes.
•

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

During 2020, Dominion Energy also remarketed the following long-term debt:

•

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

During 2020, Dominion Energy repaid, repurchased or redeemed $2.9 billion of long-term debt, including redemption premiums. The following long-term debt was repaid, repurchased or redeemed before its stated maturity:

•

In February 2020, Dominion Energy redeemed the remaining principal outstanding of $111 million and $286 million of its June 2006 hybrids and its September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020. Expenses related to the early redemption of the hybrids were $10 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

•

In March 2020, SCANA redeemed its floating rate senior notes at the remaining principal balance of $66 million plus accrued interest. The notes would have otherwise matured in June 2034. Expenses related to the early redemption of the senior notes were $7 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

•

In March 2020, SCANA redeemed the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums. The notes would have otherwise matured in May 2021 and February 2022, respectively.  Total expenses related to the early redemption of the medium-term notes were $14 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

•

In April 2020, Dominion Energy purchased and canceled $7 million of its 2.579% junior subordinated notes scheduled to mature in July 2020. In June 2020, Dominion Energy prepaid the remaining balance of $993 million.

In addition, in 2020 both Dominion Energy and Virginia Power amended portfolios of interest rate swaps extending the mandatory termination dates resulting in an increase in long-term debt. See Note 18 to the Consolidated Financial Statements for more information.

In February 2021, PSNC entered into an agreement with certain investors to issue through private placement in March 2021, $150 million 3.10% 30-year senior notes. The proceeds will be used for the repayment of existing indebtedness and for general corporate purposes.

Issuance of Common Stock

During 2020, Dominion Energy issued approximately 6.7 million shares of common stock, valued at $520 million, for a litigation settlement and through various programs including Dominion Energy Direct®.

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2020, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. During 2020, Dominion Energy received cash of $159 million from the issuance of 2.1 million of such shares through Dominion Energy Direct® and employee savings plans.

In September 2020, Dominion Energy issued 4.1 million shares of its common stock to satisfy its obligation under a settlement agreement for the Santee Cooper Ratepayer Case discussed in Note 20 to the Consolidated Financial Statements. These shares were immediately repurchased as discussed below.

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. Dominion Energy has not issued any shares or entered into any forward sale agreements under this new program.

Repurchase of Common Stock

During 2020, Dominion Energy repurchased 38.9 million shares of Dominion Energy common stock for $3.1 billion through an open market agreement, accelerated share repurchase agreements and a private transaction as discussed below.

In July 2020, in contemplation of Dominion Energy entering the July 2020 agreement to sell substantially all of its gas transmission and storage operations to BHE, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded its prior repurchase authorization approved in February 2005 and modified in June 2007. Dominion Energy completed repurchases under this authorization in December 2020. In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the repurchase program authorized in July 2020. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

In August 2020, Dominion Energy began repurchasing shares under an open market agreement with a financial institution. Through the end of 2020, Dominion Energy repurchased 10.9 million shares of Dominion Energy common stock for $857 million.

In September 2020, Dominion Energy entered into two prepaid accelerated share repurchase agreements and made payments totaling $1.5 billion for the ultimate receipt of 18.6 million shares of Dominion Energy common stock. In December 2020, Dominion Energy entered into another prepaid accelerated share repurchase agreement and paid $400 million for the ultimate receipt of 5.3 million shares of Dominion Energy common stock.

In September 2020, Dominion Energy repurchased 4.1 million shares of Dominion Energy common stock in a private transaction for $323 million.

See Note 20 to the Consolidated Financial Statements for more information.

Credit Ratings

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

Credit ratings and outlooks as of February 22, 2021 follow:

	Fitch	Moody's	Standard & Poor's
Dominion Energy
Issuer	BBB+	Baa2	BBB+
Senior unsecured debt securities	BBB+	Baa2	BBB
Junior subordinated notes	BBB	Baa3	BBB
Enhanced junior subordinated notes	BBB-	Baa3	BBB-
Preferred Stock	BBB-	Ba1	BBB-
Commercial paper	F2	P-2	A-2
Outlook	Stable	Stable	Positive

A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization.

Debt Covenants

As part of borrowing funds and issuing debt (both short-term and long-term) or preferred securities, Dominion Energy must enter into enabling agreements. These agreements contain customary covenants that, in the event of default, could result in the acceleration of principal and interest payments; restrictions on distributions related to capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments; and in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to Dominion Energy.

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio and cross-default provisions.

As of December 31, 2020, the calculated total debt to total capital ratio, pursuant to the terms of the agreement, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	55.2%

(1)	Indebtedness as defined by the bank agreements excludes certain junior subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

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

The term loan and revolving credit agreements Dominion Energy entered into in the first quarter of 2020 have a maximum allowed total debt to total capital ratio consistent with the ratio under the credit facility discussed above.

Dominion Energy monitors compliance with these debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2020, there have been no events of default under Dominion Energy’s debt covenants.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2020, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common stock or meet its other cash obligations.

See Note 21 to the Consolidated Financial Statements for a description of such restrictions and any other restrictions on Dominion Energy’s ability to pay dividends.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

Contractual Obligations

Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion Energy is a party as of December 31, 2020. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion Energy’s current liabilities will be paid in cash in 2021.

		2022-	2024-	2026 and
	2021	2023	2025	thereafter	Total
(millions)
Long-term debt(1)	$2,110	$4,519	$3,583	$25,284	$35,496
Interest payments(2)	1,472	2,642	2,430	17,837	24,381
Leases
Operating Leases	64	103	74	756	997
Finance Leases	36	66	50	14	166
Purchase obligations(3):
Purchased electric capacity for utility operations	67	133	132	753	1,085
Fuel commitments for utility operations	1,056	726	327	799	2,908
Fuel commitments for nonregulated operations	223	214	174	279	890
Pipeline transportation and storage	567	908	677	2,913	5,065
Other(4)	604	34	9	26	673
Other long-term liabilities(5):
Other contractual obligations(6)	7	28	1	3	39
Total cash payments	$6,206	$9,373	$7,457	$48,664	$71,700

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)

Includes interest payments over the terms of the debt and payments on stock purchase contracts. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2020 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 18 to the Consolidated Financial Statements. Does not reflect Dominion Energy’s ability to defer stock purchase contract payments on the 2019 Equity Units, initially in the form of corporate units.

(3)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.

(4)	Includes capital, operations and maintenance commitments.
(5)

Excludes regulatory liabilities, AROs, employee benefit plan obligations and charitable commitments, which are not contractually fixed as to timing and amount. See Notes 12, 14, 22 and 23 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $105 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.

(6)	Includes interest rate swap agreements.

Planned Capital Expenditures

Dominion Energy’s planned capital expenditures, including contributions for equity method investments, are expected to total approximately $8.1 billion, $7.4 billion and $8.7 billion in 2021, 2022 and 2023, respectively. Dominion Energy’s planned expenditures are expected to include construction and expansion of electric generation, including renewable energy, and natural gas distribution, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel and maintenance.

Dominion Energy expects to fund its capital expenditures with cash from operations and a combination of securities issuances and short-term borrowings. Planned capital expenditures include capital projects that are subject to approval by regulators and the Board of Directors.

See Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets -Properties in Item 1. Business for a discussion of Dominion Energy’s expansion plans.

The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in late 2020 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Use of Off-Balance Sheet Arrangements

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. If Dominion Energy ultimately proceeds with the project through completion, the project is expected to be completed by September 2024. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $61 million as of December 31, 2020.  If the project is terminated under certain events, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be completed by the end of 2023. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $187 million as of December 31, 2020. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional term, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the outstanding project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the outstanding project costs, Dominion Energy may be required to make a payment to the lessor for the difference between the outstanding project costs and sale proceeds.

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

Guarantees

Dominion Energy primarily enters into guarantee arrangements on behalf of its consolidated subsidiaries. These arrangements are not subject to the provisions of FASB guidance that dictate a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. In addition, Dominion Energy has provided guarantees to support certain of its equity method investees, including Atlantic Coast Pipeline and Cove Point. See Notes 9 and 23 to the Consolidated Financial Statements for additional information.

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

Environmental Protection and Monitoring Expenditures

Dominion Energy incurred $238 million, $260 million and $198 million of expenses (including accretion and depreciation) during 2020, 2019, and 2018 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $234 million and $231 million in 2021 and 2022, respectively. In addition, capital expenditures related to environmental controls were $58 million, $134 million, and $104 million for 2020, 2019, and 2018, respectively. Dominion Energy expects these expenditures to be approximately $63 million and $81 million for 2021 and 2022, respectively.

Future Environmental Regulations

Climate Change

The federal government and several states in which Dominion Energy operates have announced a commitment to achieving carbon reduction goals. In February 2021, the U.S. rejoined the Paris Agreement, which establishes a universal framework for addressing GHG emissions.  States may also enact legislation relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the VCEA. To the extent legislation is enacted at the federal or state level that is more restrictive than the VCEA and/or Dominion Energy’s commitment to achieving net zero emissions by 2050, compliance with such legislation could have a material impact to Dominion Energy’s financial condition and/or cash flows.

State Actions Related to Air and GHG Emissions

In August 2017, the Ozone Transport Commission released a draft model rule for control of NOX emissions from natural gas pipeline compressor fuel-fire prime movers. States within the ozone transport region, including states in which Dominion Energy has natural gas operations, are expected to develop reasonably achievable control technology rules for existing sources based on the Ozone Transport Commission model rule. States outside of the Ozone Transport Commission may also consider the model rules in setting new reasonably achievable control technology standards. Several states in which Dominion Energy operates, including Virginia and Ohio, are developing or have announced plans to develop state-specific regulations to control GHG emissions, including methane. Dominion Energy cannot currently estimate the potential financial statement impacts related to these matters, but there could be a material impact to its financial condition and/or cash flows.

In October 2020, the EPA published a proposal to revise the 2016 Cross State Air Pollution Rule Update to address interstate air quality impacts for the 2008 ozone National Ambient Air Quality Standards. The EPA’s proposed rule will affect 12 states including Virginia and West Virginia and proposes to either issue new or amend existing NOX Ozone Season emission budgets. The EPA is proposing to require implementation of the revised emission budgets beginning with the 2021 ozone season (May 1 through September 30, 2021). Such revisions could necessitate that the Companies install additional control technology at certain facilities and/or limit the ability of facilities to run at certain times or at all. Dominion Energy cannot currently estimate the potential financial statement impacts related to these matters, but there could be a material impact to its financial condition and/or cash flows.

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

Dodd-Frank Act

The CEA, as amended by Title VII of the Dodd-Frank Act, requires certain over-the counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk may elect the end-user exception to the CEA’s clearing requirements. Dominion Energy utilizes the end-user exception with respect to its swaps. If, as a result of changes to the rulemaking process, Dominion Energy can no longer utilize the end-user exception or otherwise becomes subject to mandatory clearing, exchange trading or margin requirements, it could be subject to higher costs due to decreased market liquidity or increased margin payments. In addition, Dominion Energy’s swap dealer counterparties may attempt to pass-through additional trading costs in connection with changes to the rulemaking process. Due to the evolving rulemaking process, Dominion Energy is currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on its financial condition, results of operations or cash flows.

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

Southeast Energy Exchange Market

In February 2021, DESC and the other members of the Southeast Energy Exchange Market submitted the Southeast Energy Exchange Market Agreement to FERC for authorization.  This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service.  That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC.  This matter is pending.

COVID-19

Dominion Energy continues to monitor the global outbreak of COVID-19 and developments affecting its workforce, suppliers and other aspects of its business, such as construction projects, and will take additional precautions as Dominion Energy believes are warranted. In addition, Dominion Energy continues to review both customer demand and its ability to collect customer receivables. As a result of the COVID-19 pandemic, Virginia legislation was enacted in November 2020 related to a moratorium on utility disconnections resulting in the forgiveness of certain past due accounts. Other state legislatures or utility commissions could impose similar measures which could have a material impact to Dominion Energy’s results of operations, financial position and/or cash flows.

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

A hypothetical 10% decrease in commodity prices would have resulted in an increase of $2 million and a decrease of $50 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2020 and December 31, 2019, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $35 million and $54 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2020 and December 31, 2019, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2020 or 2019.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2020, Dominion Energy and Virginia Power had $6.9 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $124 million and $75 million, respectively, in the fair value of Dominion Energy and Virginia Power interest rate derivatives at December 31, 2020. As of December 31, 2019, Dominion Energy and Virginia Power had $6.4 billion and $1.9 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $135 million and $88 million, respectively, in the fair value of Dominion Energy and Virginia Power interest rate derivatives at December 31, 2019.

Prior to completing the GT&S Transaction, Dominion Energy held foreign currency swaps for the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of December 31, 2019, Dominion Energy had €250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in fair value of Dominion Energy’s foreign currency swaps at December 31, 2019.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $0.7 billion and $1.0 billion for the years ended December 31, 2020 and 2019, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $57 million and $74 million for the years ended December 31, 2020 and 2019, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $287 million and $481 million for the years ended December 31, 2020 and 2019, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $29 million and $30 million for the years ended December 31, 2020 and 2019, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $1.9 billion and $2.1 billion in 2020 and 2019, respectively, versus expected returns of $933 million and $848 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy’s plan assets would result in an increase in net periodic cost of $25 million and $23 million as of December 31, 2020 and 2019, respectively, for pension benefits and $5 million as of both December 31, 2020 and 2019 for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2020 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy's internal control over financial reporting at December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on Dominion Energy's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of Dominion Energy's management. Our responsibility is to express an opinion on Dominion Energy's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Dominion Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric utility and natural gas distribution and transmission companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; other operations and maintenance expense; depreciation, depletion and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation.”

Revenue provided by Dominion Energy’s electric transmission, distribution and generation operations and its gas transmission and distribution operations is based primarily on rates approved by the relevant commissions. Further, Virginia Electric and Power Company’s (“Virginia Power”) retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period, and determination of Virginia Power’s authorized ROE prospectively.  Under certain circumstances, Virginia Power may be required to refund a portion of its earnings to customers.

In connection with the evaluation of Virginia Power’s earnings for the four-year test period ended December 31, 2020, Virginia Power recorded a charge of $130 million for the year ended December 31, 2020 for benefits it expects to provide to its customers through the use of a customer credit reinvestment offset in accordance with the Virginia Grid Transformation and Security Act of 2018 (“GTSA”).  This evaluation included consideration of the regulatory treatment of a charge of $754 million ($561 million after-tax) recorded in the first quarter of 2020, associated with Virginia Power’s commitment to retire certain coal- and oil-fired generating units before the end of their useful lives. Virginia Power determined it was appropriate to consider this charge to be recovered as a component of Virginia Power’s base rates under the GTSA. This determination required management judgment.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable included the following, among others:

•

We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) recovery of regulatory assets through future rates, and (2) whether a regulatory liability is due to customers. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory and legislative developments that may impact the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable.

•	We evaluated Dominion Energy’s disclosures related to the financial statement impacts of rate regulation.
•

We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.

•

We assessed the regulatory treatment of significant non-recurring charges, including the $754 million charge recorded by Virginia Power in the first quarter of 2020 in connection with the early retirement decision impacting certain coal- and oil-fired generating units by considering existing precedent for the treatment of such charges, relevant legislation and regulatory orders.

•

We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the relevant commissions’ previous orders and Dominion Energy’s past experience with the relevant commissions.

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

Impairment of Non-Wholly-Owned Nonregulated Solar Facilities— Refer to Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets with finite lives may not be recoverable.  A long-lived asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount.

In the third quarter of 2020, Dominion Energy performed a strategic review of its long-term intentions for its contracted nonregulated solar generation assets in partnerships outside of its core electric service territories in consideration of the impact of the Virginia Clean Economy Act and Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations. Based on an evaluation of Dominion Energy’s interests in these long-lived assets for recoverability under a probability weighted approach, Dominion Energy determined the assets were impaired. As a result, Dominion Energy recorded a charge of $665 million ($293 million after-tax attributable to Dominion Energy and $267 million attributable to noncontrolling interest) in impairment of assets and other charges in its Consolidated Statements of Income for year ended December 31, 2020 to adjust the property, plant and equipment down to its estimated fair value of $1.4 billion. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

We identified the impairment of the contracted nonregulated solar generation assets held in partnerships as a critical audit matter due to the high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate (1) the timing of management’s identification of the triggering event requiring the recoverability test, (2) the reasonableness of the probabilities assigned by management to the scenarios utilized within the recoverability model (3) the estimates underlying the future cash flows in scenarios utilized and, (4) the selection of a discount rate in deriving the fair value of the assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impairment of the solar generation assets held in partnerships included the following, among others:

•

We tested the effectiveness of management’s controls over the impairment evaluation, including those over the identification of triggering events requiring recoverability tests, and those addressing the appropriateness of the key assumptions used in the recoverability test, including those addressing the probabilities assigned to the scenarios utilized and those addressing key assumptions utilized in estimation of the fair value of the assets, including selection of a discount rate.

•

We evaluated whether the timing of the identification of the triggering event was appropriate, as well as the reasonableness of probabilities management assigned to scenarios utilized in the recoverability test by:

o

Reading and analyzing the minutes of the Boards of Directors of Dominion Energy for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the probabilities assigned to the scenarios utilized.

o	Making inquiries of executive management, and
o	Obtaining and considering the timing and content of business unit presentations concerning management’s future plans with respect to the solar partnerships.

•	We evaluated the reasonableness of the fair value model by:
o	Testing the mathematical accuracy of the model,
o	Evaluating the reasonableness of the forecasted cash flows by comparing cash flow projections to current executed contracts, historical revenues and gross margins, and industry trends, and
o

With the assistance of our fair value specialists, evaluating the reasonableness of the discount rate utilized in the model by developing a range of independent estimates and comparing those to the discount rate selected by management.

•	We evaluated Dominion Energy’s disclosures related to the financial statement impacts of the impairment.

Earnings (loss) from equity method investees– Presentation of Loss from Atlantic Coast Pipeline in Discontinued Operations — Refer to Note 9 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy holds a 53% noncontrolling interest in Atlantic Coast Pipeline, LLC (“Atlantic Coast Pipeline”) which since its formation in September 2014 had been focused on the construction of an approximately 600-mile natural gas pipeline.

Atlantic Coast Pipeline determined that the pipeline was probable of abandonment in June 2020, and it fully impaired the related asset under construction which resulted in an equity method loss to Dominion Energy of $2.3 billion. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, which it determined to be a strategic shift, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income.

Auditing the conclusion that the equity method earnings (loss) associated with Dominion Energy’s investment in Atlantic Coast Pipeline was appropriately presented in discontinued operations involved significant judgment in applying the accounting standards as to when an equity method investee can be considered abandoned.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of whether the equity method loss associated with Dominion Energy’s investment in Atlantic Coast Pipeline was appropriately presented in discontinued operations included the following, among others:

•	We tested the effectiveness of controls over management’s technical accounting assessment of the presentation of the equity method earnings (loss) from Atlantic Coast Pipeline.
•

With the assistance of professionals in our firm having expertise in discontinued operations, we evaluated management’s conclusions regarding the presentation of the equity method earnings (loss) from Atlantic Coast Pipeline by considering the applicable generally accepted accounting standards.

•	We evaluated Dominion Energy’s disclosures related to the presentation of equity method earnings (loss) on Atlantic Coast Pipeline as discontinued operations.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 25, 2021

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2020	2019	2018
(millions, except per share amounts)
Operating Revenue	$14,172	$14,401	$11,199
Operating Expenses
Electric fuel and other energy-related purchases	2,243	2,885	2,687
Purchased electric capacity	53	88	122
Purchased gas	889	1,560	604
Other operations and maintenance	3,685	3,790	2,786
Depreciation, depletion and amortization	2,332	2,283	1,660
Other taxes	871	883	580
Impairment of assets and other charges	2,105	1,520	12
Gains on sales of assets	(61)	(152)	(265)
Total operating expenses	12,117	12,857	8,186
Income from operations	2,055	1,544	3,013
Other income	733	811	885
Interest and related charges	1,377	1,486	1,279
Income from continuing operations including noncontrolling interests before income tax expense	1,411	869	2,619
Income tax expense	83	209	522
Net Income From Continuing Operations Including Noncontrolling Interests	1,328	660	2,097
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	(1,878)	716	452
Net Income (Loss) Including Noncontrolling Interests	(550)	1,376	2,549
Noncontrolling Interests	(149)	18	102
Net Income (Loss) Attributable to Dominion Energy	$(401)	$1,358	$2,447
Amounts attributable to Dominion Energy
Net Income from continuing operations	$1,583	$653	$2,087
Net Income (Loss) from discontinued operations	(1,984)	705	360
Net Income (Loss) attributable to Dominion Energy	$(401)	$1,358	$2,447
EPS - Basic
Net income from continuing operations	$1.83	$0.79	$3.19
Net income (loss) discontinued operations	(2.39)	0.87	0.55
Net income (loss) attributable to Dominion Energy	$(0.56)	$1.66	$3.74
EPS - Diluted
Net income from continuing operations	$1.82	$0.75	$3.19
Net income (loss) discontinued operations	(2.39)	0.87	0.55
Net income (loss) attributable to Dominion Energy	$(0.57)	$1.62	$3.74

(1)	See Note 9 for amounts attributable to related parties.
(2)	Includes income tax expense (benefit) of $(204) million, $142 million and $58 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2020	2019	2018
(millions)
Net income including noncontrolling interests	$(550)	$1,376	$2,549
Other comprehensive loss, net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $81, $35 and $(10) tax	(239)	(110)	30
Changes in unrealized net gains (losses) on investment securities, net of $(14), $(14) and $5 tax	43	39	(18)
Changes in net unrecognized pension and other postretirement benefit costs, net of $(2), $(4) and $75 tax	25	(22)	(215)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(75), $21 and $(35) tax	227	(62)	102
Net realized (gains) losses on investment securities, net of $6, $1 and $(2) tax	(18)	(4)	5
Net pension and other postretirement benefit costs, net of $(13), $(23) and $(21) tax	37	66	78
Changes in other comprehensive income from equity method investees, net of $(1), $— and $(1) tax	1	—	1
Total other comprehensive loss	76	(93)	(17)
Comprehensive income (loss) including noncontrolling interests	(474)	1,283	2,532
Comprehensive income (loss) attributable to noncontrolling interests	(149)	18	103
Comprehensive income (loss) attributable to Dominion Energy	$(325)	$1,265	$2,429

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2020	2019
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$172	$135
Customer receivables (less allowance for doubtful accounts of $42 and $18)	2,295	2,085
Other receivables (less allowance for doubtful accounts of $3 at both dates)	212	340
Inventories:
Materials and supplies	1,105	1,071
Fossil fuel	349	411
Gas stored	96	134
Prepayments	309	296
Regulatory assets	699	871
Other	167	218
Current assets held for sale(1)	1,482	535
Total current assets	6,886	6,096
Investments
Nuclear decommissioning trust funds	6,900	6,192
Investment in equity method affiliates	2,934	1,334
Other	404	379
Total investments	10,238	7,905
Property, Plant and Equipment
Property, plant and equipment	82,959	82,043
Accumulated depreciation, depletion and amortization	(25,111)	(24,843)
Total property, plant and equipment, net	57,848	57,200
Deferred Charges and Other Assets
Goodwill	7,381	7,395
Pension and other postretirement benefit assets	1,704	1,707
Intangible assets, net	765	685
Regulatory assets	9,133	7,652
Other	1,950	1,226
Total deferred charges and other assets	20,933	18,665
Noncurrent assets held for sale	—	13,957
Total assets	$95,905	$103,823

(1)	See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2020	2019
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,937	$2,462
Supplemental 364-Day credit facility borrowings	225	—
Short-term debt	895	849
Accounts payable	944	1,023
Accrued interest, payroll and taxes	1,133	1,284
Regulatory liabilities	809	455
Reserves for SCANA legal proceedings	208	696
Liability to Atlantic Coast Pipeline	1,052	—
Q-Pipe Transaction deposit	1,290	—
Other(1)	1,725	2,132
Current liabilities held for sale	625	1,039
Total current liabilities	10,843	9,940
Long-Term Debt
Long-term debt	30,915	25,492
Junior subordinated notes	2,161	3,406
Other	881	100
Total long-term debt	33,957	28,998
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,953	6,277
Regulatory liabilities	10,187	10,204
Asset retirement obligations	5,404	4,790
Pension and other postretirement benefit liability	1,706	2,364
Other(1)	1,394	1,463
Total deferred credits and other liabilities	24,644	25,098
Noncurrent liabilities held for sale	—	5,754
Total liabilities	69,444	69,790
Commitments and Contingencies (see Note 23)
Equity
Preferred stock (See Note 19)	2,387	2,387
Common stock – no par(2)	21,258	23,824
Retained earnings	4,189	7,576
Accumulated other comprehensive loss	(1,717)	(1,793)
Total shareholders' equity	26,117	31,994
Noncontrolling interests	344	2,039
Total equity	26,461	34,033
Total liabilities and equity	$95,905	$103,823

(1)     See Note 9 for amounts attributable to related parties.

(2)    1.8 billion shares authorized; 806 million shares and 838 million shares outstanding at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2017			645	$9,865	$7,936	$(659)	$17,142	$2,228	$19,370
Cumulative-effect of changes in accounting principles				(127)	1,029	(1,023)	(121)	127	6
Net income including noncontrolling interests					2,447		2,447	102	2,549
Issuance of common stock			36	2,461			2,461		2,461
Sale of Dominion Energy Midstream common units—net of offering costs							—	4	4
Remeasurement of noncontrolling interest in Dominion Energy Midstream				375			375	(375)	—
Stock awards (net of change in unearned compensation)				22			22		22
Dividends ($3.34 per common share) and distributions					(2,185)		(2,185)	(146)	(2,331)
Other comprehensive income (loss), net of tax						(18)	(18)	1	(17)
Other				(8)	(8)		(16)		(16)
December 31, 2018			681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income including noncontrolling interests					1,358		1,358	18	1,376
Issuance of stock	2	2,387	39	3,014			5,401		5,401
Stock purchase contract component of 2019 Equity Units				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Sale of interest in Cove Point				476			476	1,386	1,862
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (See Note 19)					(17)		(17)		(17)
Common dividends ($3.67 per common share) and distributions					(2,983)		(2,983)	(85)	(3,068)
Other comprehensive loss, net of tax						(93)	(93)		(93)
Other				(13)	(1)		(14)		(14)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net loss including noncontrolling interests					(401)		(401)	(149)	(550)
Issuance of stock			7	481			481		481
Stock repurchases			(39)	(3,080)			(3,080)		(3,080)
Stock awards (net of change in unearned compensation)				29			29		29
Preferred stock dividends (See Note 19)					(65)		(65)		(65)
Common dividends ($3.45 per common share) and distributions					(2,873)		(2,873)	(164)	(3,037)
Other comprehensive loss, net of tax						76	76		76
GT&S Transaction closing				17			17	(1,384)	(1,367)
Other				(13)			(13)	2	(11)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$(550)	$1,376	$2,549
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,836	2,977	2,280
Deferred income taxes and investment tax credits	(324)	216	517
Gain from GT&S Transaction	(134)	—	—
Contribution to pension plan	(250)	(21)	—
Provision for refunds and rate credits to electric utility customers	—	800	77
Impairment of assets and other charges	2,345	1,333	395
Loss for equity method investee	2,405	—	—
Charges related to a voluntary retirement program	—	320	—
Gains on sales of assets and equity method investments	(63)	(167)	(1,006)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(412)	(626)	102
Charge (revision) for future ash pond and landfill closure costs	11	(113)	81
Other adjustments	159	(5)	19
Changes in:
Accounts receivable	(238)	(71)	(110)
Inventories	39	(90)	(29)
Deferred fuel and purchased gas costs, net	212	195	(247)
Prepayments	7	(225)	(51)
Accounts payable	35	(225)	67
Accrued interest, payroll and taxes	(53)	(78)	(12)
Customer deposits	(13)	(101)	54
Margin deposit assets and liabilities	26	60	—
Net realized and unrealized changes related to derivative activities	(36)	43	181
Pension and other postretirement benefits	(319)	(148)	(114)
Other operating assets and liabilities	(456)	(246)	20
Net cash provided by operating activities	5,227	5,204	4,773
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(6,020)	(4,980)	(4,254)
Cash and restricted cash acquired in the SCANA Combination	—	389	—
Acquisition of solar development projects	(311)	(341)	(151)
Proceeds from GT&S Transaction and Q-Pipe Transaction	3,687	—	—
Proceeds from sales of securities	4,278	1,712	1,804
Purchases of securities	(4,379)	(1,749)	(1,894)
Proceeds from sales of assets and equity method investments	143	447	2,542
Contributions to equity method affiliates	(148)	(209)	(428)
Acquisition of equity method investments	(178)	—	—
Other	12	109	23
Net cash used in investing activities	(2,916)	(4,622)	(2,358)
Financing Activities
Issuance (repayment) of short-term debt, net	(16)	404	(2,964)
Issuance of short-term notes	1,125	3,000	1,450
Repayment and repurchase of short-term notes	(1,125)	(3,000)	(1,450)
Supplemental 364-day credit facility borrowings	225	—	—
Credit facility borrowings (repayments)	—	(113)	73
Issuance and remarketing of long-term debt	6,577	4,374	6,362
Repayment and repurchase of long-term debt (including redemption premiums)	(2,879)	(9,116)	(5,682)
Proceeds from sale of interest in Cove Point	—	2,078	—
Issuance of 2019 Equity Units	—	1,582	—
Issuance of Series B Preferred Stock	—	791	—
Repurchase of common stock	(3,080)	—	—
Issuance of common stock	159	2,515	2,461
Common dividend payments	(2,873)	(2,983)	(2,185)
Other	(446)	(236)	(274)
Net cash used in financing activities	(2,333)	(704)	(2,209)
Increase (decrease) in cash, restricted cash and equivalents	(22)	(122)	206
Cash, restricted cash and equivalents at beginning of period	269	391	185
Cash, restricted cash and equivalents at end of period	$247	$269	$391

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, common shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of Virginia Power's management. Our responsibility is to express an opinion on Virginia Power's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Virginia Power in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Virginia Power is subject to utility rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”), which have jurisdiction with respect to the rates of electric utility companies in the territories Virginia Power serves. Management has determined Virginia Power meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as property, plant, and equipment, net; regulatory assets; regulatory liabilities; operating revenues; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation”.

Revenue provided by Virginia Power’s electric transmission, distribution and generation operations is based on rates approved by the relevant commissions. Further, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period and determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances, Virginia Power may be required to refund a portion of its earnings to customers.

In connection with the evaluation of Virginia Power’s earnings for the four-year test period ended December 31, 2020, Virginia Power recorded a charge of $130 million for the year ended December 31, 2020 for benefits it expects to provide to its customers through the use of a customer credit reinvestment offset in accordance with the Virginia Grid Transformation and Security Act of 2018 (“GTSA”). This evaluation included consideration of the regulatory treatment of a charge of $754 million ($561 million after-tax) recorded in the first quarter of 2020, associated with Virginia Power’s commitment to retire certain coal- and oil-fired generating units before the end of their useful lives. Virginia Power determined it was appropriate to consider this charge to be recovered as a component of Virginia Power’s base rates under the GTSA. This determination required management judgment.

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Virginia Power evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events, and other natural disasters, and unplanned outages of facilities.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the financial statement impacts of rate regulation. Management judgments include assessing the likelihood of (1) recovery of its regulatory assets through future rates and (2) whether a regulatory liability is due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable included the following, among others:

•

We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery of regulatory assets through future rates, and (2) whether a regulatory liability is due to customers. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory and legislative developments that may impact the assessment of whether recovery of regulatory assets through future rates or a regulatory liability due to customers is probable.

•	We evaluated Virginia Power’s disclosures related to the financial statement impacts of rate regulation.
•

We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.

•

We assessed the regulatory treatment of significant nonrecurring charges, including the $754 million charge recorded by Virginia Power in the first quarter of 2020 in connection with the early retirement decision impacting certain coal- and oil-fired generating units by considering existing precedent for the treatment of such charges, relevant legislation and regulatory orders.

•

We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the relevant commissions’ previous orders and Virginia Power’s past experience with relevant commissions.

•	For regulatory matters in process, we inspected associated documents and testimony filed with the relevant commissions for any evidence that might contradict management’s assertions.

•

We read and analyzed the minutes of the Board of Directors of Dominion Energy, Inc. and the Board of Directors of Virginia Power, for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 25, 2021

We have served as Virginia Power's auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2020	2019	2018
(millions)
Operating Revenue(1)	$7,763	$8,108	$7,619
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,636	2,178	2,318
Purchased (excess) capacity	(17)	40	122
Other operations and maintenance:
Affiliated suppliers	314	367	305
Other	1,472	1,376	1,371
Depreciation and amortization	1,252	1,223	1,132
Other taxes	327	328	300
Impairment of assets and other charges	1,093	757	—
Total operating expenses	6,077	6,269	5,548
Income from operations	1,686	1,839	2,071
Other income	80	98	22
Interest and related charges(1)	516	524	511
Income from operations before income tax expense	1,250	1,413	1,582
Income tax expense	229	264	300
Net Income	$1,021	$1,149	$1,282

(1)	See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2020	2019	2018
(millions)
Net income	$1,021	$1,149	$1,282
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $9, $8 and $(1) tax	(28)	(22)	1
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $(3), $(2) and $— tax	6	5	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $—, $— and $— tax	2	1	1
Net realized (gains) losses on nuclear decommissioning trust funds, net of $1, $1 and $— tax	(3)	(1)	—
Other comprehensive income (loss)	(23)	(17)	2
Comprehensive income	$998	$1,132	$1,284

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2020	2019
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$35	$17
Customer receivables (less allowance for doubtful accounts of $23 and $9)	1,315	1,163
Other receivables (less allowance for doubtful accounts of $2 at both dates)	91	106
Affiliated receivables	5	27
Inventories (average cost method):
Materials and supplies	581	549
Fossil fuel	281	324
Prepayments	32	27
Regulatory assets	295	433
Other(1)	27	30
Total current assets	2,662	2,676
Investments
Nuclear decommissioning trust funds	3,197	2,881
Other	3	3
Total investments	3,200	2,884
Property, Plant and Equipment
Property, plant and equipment	46,736	47,038
Accumulated depreciation and amortization	(14,167)	(14,156)
Total property, plant and equipment, net	32,569	32,882
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(1)	354	287
Intangible assets, net	334	271
Regulatory assets	3,509	1,863
Other(1)	1,026	565
Total deferred charges and other assets	5,223	2,986
Total assets	$43,654	$41,428

(1)	See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

At December 31,	2020	2019
(millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$8	$4
Short-term debt	45	243
Accounts payable	332	334
Payables to affiliates	266	210
Affiliated current borrowings	380	107
Accrued interest, payroll and taxes	253	253
Asset retirement obligations	166	340
Regulatory liabilities	425	167
Derivative liabilities (1)	390	243
Customer deposits	114	121
Other current liabilities	448	450
Total current liabilities	2,827	2,472
Long-Term Debt
Long-term debt	13,207	12,325
Other	480	16
Total long-term debt	13,687	12,341
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,779	2,962
Asset retirement obligations	3,654	3,241
Regulatory liabilities	5,338	5,074
Pension and other postretirement benefit liability(1)	436	782
Other (1)	376	567
Total deferred credits and other liabilities	12,583	12,626
Total liabilities	29,097	27,439
Commitments and Contingencies (see Note 23)
Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	7,758	7,167
Accumulated other comprehensive loss	(52)	(29)
Total common shareholder’s equity	14,557	13,989
Total liabilities and shareholder’s equity	$43,654	$41,428

(1)	See Note 25 for amounts attributable to affiliates.
(2)	500,000 shares authorized; 274,723 shares outstanding at December 31, 2020 and 2019.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2017	275	$5,738	$1,113	$5,311	$62	$12,224
Cumulative-effect of changes in accounting principles				79	(76)	3
Net income				1,282		1,282
Dividends				(464)		(464)
Other comprehensive income, net of tax					2	2
December 31, 2018	275	5,738	1,113	6,208	(12)	13,047
Net income				1,149		1,149
Dividends				(190)		(190)
Other comprehensive loss, net of tax					(17)	(17)
December 31, 2019	275	5,738	1,113	7,167	(29)	13,989
Net income				1,021		1,021
Dividends				(430)		(430)
Other comprehensive loss, net of tax					(23)	(23)
December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
(millions)
Operating Activities
Net income	$1,021	$1,149	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,421	1,392	1,309
Deferred income taxes and investment tax credits	(206)	(80)	224
Charge (revision) for future ash pond and landfill closure costs	11	(113)	81
Impairment of assets and other charges	1,079	624	—
Provision for rate credits to customers	—	—	77
Charges related to a voluntary retirement program	—	116	—
Other adjustments	(61)	(86)	(21)
Changes in:
Accounts receivable	(266)	(196)	(60)
Affiliated receivables and payables	78	75	(14)
Inventories	10	(56)	13
Prepayments	(5)	1	(1)
Deferred fuel expenses, net	131	243	(269)
Accounts payable	6	(31)	(26)
Accrued interest, payroll and taxes	(4)	5	(8)
Net realized and unrealized changes related to derivative activities	(6)	21	119
Other operating assets and liabilities	(309)	(280)	134
Net cash provided by operating activities	2,900	2,784	2,840
Investing Activities
Plant construction and other property additions	(3,138)	(2,642)	(2,228)
Purchases of nuclear fuel	(199)	(157)	(173)
Acquisition of solar development projects	(35)	(182)	(141)
Proceeds from sales of securities	884	858	887
Purchases of securities	(936)	(905)	(925)
Other	21	(37)	(63)
Net cash used in investing activities	(3,403)	(3,065)	(2,643)
Financing Activities
Repayment of short-term debt, net	(198)	(71)	(228)
Issuance (repayment) of affiliated current borrowings, net	273	(117)	191
Issuance and remarketing of long-term debt	1,327	1,248	1,300
Repayment and repurchase of long-term debt	(427)	(591)	(964)
Common dividend payments to parent	(430)	(190)	(464)
Other	(31)	(12)	(18)
Net cash provided by (used in) financing activities	514	267	(183)
Increase (decrease) in cash, restricted cash and equivalents	11	(14)	14
Cash, restricted cash and equivalents at beginning of year	24	38	24
Cash, restricted cash and equivalents at end of year	$35	$24	$38

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and, following the completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations to BHE through the GT&S Transaction completed in November 2020 and the proposed Q-Pipe Transaction of Dominion Energy’s remaining regulated gas transmission and storage services in the Rocky Mountain region of the U.S.

Beginning in September 2020, Dominion Energy manages its daily operations through four primary operating segments:  Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets.  Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources.  In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 and its equity investment in Atlantic Coast Pipeline as discussed in Note 9.

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At December 31, 2020 Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. In August 2018, NRG’s ownership interest in Four Brothers and Three Cedars was transferred to GIP. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects, Brookfield’s 25% interest in Cove Point (effective December 2019 until November 2020) and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain nonregulated projects upon the occurrence of certain events, including any proposed sale by Dominion Energy of its interest.

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

Dominion Energy maintains pension and other postretirement benefit plans and Virginia Power participates in certain of these plans. See Note 22 for further information on these plans.

Certain amounts in the Companies’ 2019 and 2018 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2020 and 2019 included $1.1 billion and $829 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2020 and 2019 included $740 million and $512 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

The primary types of sales and service activities reported as operating revenue for Dominion Energy are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•	Nonregulated electric sales consist primarily of sales of electricity at market-based rates and contracted fixed rates and associated hedging activity;
•	Regulated gas sales consist primarily of state-regulated natural gas sales and related distribution services;
•

Nonregulated gas sales consist primarily of sales of natural gas production at market-based rates and contracted fixed prices, sales of gas purchased from third parties and associated hedging activity;

•

Regulated gas transportation and storage sales consist of state-regulated gas distribution charges to retail distribution service customers opting for alternate suppliers, sales of gathering services and sales of transportation services to off-system customers;

•	Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•

Other nonregulated revenue consists primarily of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Other nonregulated revenue also includes sales of energy-related products and services from Dominion Energy’s retail energy marketing operations, sales to Virginia Power customers from non-jurisdictional solar generation facilities and service concession arrangements.

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
•

Other nonregulated revenue consists primarily of sales to customers from non-jurisdictional solar generation facilities, revenue from renting space on certain electric transmission poles and distribution towers and service concession arrangements.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs, gains and losses from derivative instruments not subject to hedge accounting and lease revenues.

The Companies record refunds to customers as required by state commissions as a reduction to regulated electric sales or regulated gas sales, as applicable. The Companies’ revenue accounted for under the alternative revenue program guidance primarily consists of the equity return for under-recovery of certain riders. Alternative revenue programs compensate the Companies for certain projects and initiatives. Revenues arising from these programs are presented separately from revenue arising from contracts with customers in the categories above.

Revenues from electric and gas sales are recognized over time, as the customers of the Companies consume gas and electricity as it is delivered. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Dominion Energy has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Sales of products and services typically transfer control and are recognized as revenue upon delivery of the product or service. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

Operating revenue for the gas transmission and storage operations sold or to be sold to BHE as part of the GT&S Transaction and the Q-Pipe Transaction primarily consists of FERC-regulated sales of transmission and storage services, LNG terminalling services, sales of extracted products and associated hedging activities and NGL activities, including gathering and processing and sales of production and condensate as well as services performed for Atlantic Coast Pipeline. This revenue is included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

Transportation and storage contracts associated with the operations sold or to be sold to BHE as part of the GT&S Transaction and the Q-Pipe Transaction are primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services, included in discontinued operations, are also stand-ready service contracts, primarily consisting of fixed fees, offset by service credits associated with the start-up phase of the Liquefaction Facility. NGLs received during natural gas processing are recorded in discontinued operations at fair value as service revenue recognized over time, and revenue continues to be recognized from the subsequent sale of the NGLs to customers upon delivery.

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

Electric Fuel, Purchased Energy and Purchased Gas-Deferred Costs

Where permitted by regulatory authorities, the differences between the Companies’ actual electric fuel and purchased energy expenses and Dominion Energy’s purchased gas expenses and the related levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. The deferral of costs in excess of current period fuel rate recovery is recognized as a regulatory asset, while rate recovery in excess of current period fuel expenses is recognized as a regulatory liability.

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2020, approximately 85% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2020, approximately 96% is subject to DESC’s deferred fuel accounting.

Virtually all of East Ohio, Questar Gas, Hope, DESC and PSNC’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.

Income Taxes

A consolidated federal income tax return is filed for Dominion Energy and its subsidiaries, including Virginia Power. In addition, where applicable, combined income tax returns for Dominion Energy and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed.

Virginia Power participates in intercompany tax sharing agreements with Dominion Energy and its subsidiaries. Current income taxes are based on taxable income or loss and credits determined on a separate company basis.

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

At December 31, 2020, Virginia Power had an income tax-related affiliated payable of $19 million, comprised of $17 million of federal income taxes and $2 million of state income taxes due to Dominion Energy. These affiliated balances are expected to be paid to Dominion Energy.

At December 31, 2019, Virginia Power had an income tax-related affiliated payable of $35 million, comprised of $15 million of federal income taxes and $20 million of state income taxes due to Dominion Energy. Virginia Power’s net affiliated balances were paid to Dominion Energy.

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

At December 31,	2020	2019
(millions)
Dominion Energy	$50	$29
Virginia Power	30	9

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits and future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements and on Eagle Solar’s senior note agreement.

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
(millions)
Dominion Energy
Cash and cash equivalents(1)	$179	$166	$268	$120
Restricted cash and equivalents(2)(3)	68	103	123	65
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$247	$269	$391	$185
Virginia Power
Cash and cash equivalents	$35	$17	$29	$14
Restricted cash and equivalents(3)	—	7	9	10
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$35	$24	$38	$24
(1)

At December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017, Dominion Energy had $7 million, $31 million, $110 million and $21 million of cash and cash equivalents included in current assets held for sale, respectively.

(2)

At December 31, 2020, December 31, 2019, December 31, 2018 and December 31, 2017, Dominion Energy had $3 million, $12 million, $89 million and $39 million of restricted cash included in current assets held for sale, respectively.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2020	2019	2018
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,519	$1,643	1,362
Income taxes	292	106	89
Significant noncash investing and financing activities:(1)(2)(3)(4)(5)
Accrued capital expenditures	485	555	307
Leases(6)	173	157	—
Receivables from sales of assets and equity method investments	—	5	159

(1)	See the New Accounting Standards section below for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(3)	See Note 5 for noncash activities related to the sale of a noncontrolling interest in Cove Point.
(4)	See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Wrangler.
(5)

See Notes 18,19 and 20 for noncash financing activities related to the acquisition of the public interest in Dominion Energy Midstream, the remarketing of RSNs, the issuance of stock purchase contracts associated with the 2019 Equity Units, the contribution of stock to Dominion Energy’s qualified defined benefit pension plan, derivative restructuring and the issuance of common stock associated with the settlement of litigation. See Note 23 for non-cash investing activities related to property, plant and equipment conveyed to satisfy litigation.

(6)	Includes $46 million of finance leases and $127 million of operating leases at December 31, 2020 and $113 million of finance leases and $44 million of operating leases at December 31, 2019.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2020	2019	2018
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$491	$495	$498
Income taxes	452	272	128
Significant noncash investing activities:(1), (2)
Accrued capital expenditures	262	292	204
Leases (3)	32	55	—
(1)	See the New Accounting Standards section below for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 18 for non-cash financing activities related to derivative restructuring.
(3)	Includes $32 million of finance leases as of December 31, 2020 and $20 million of finance leases and $35 million of operating leases as of December 31, 2019.

Distributions from Equity Method Investees

Dominion Energy holds investments that are accounted for under the equity method of accounting and classifies distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investee that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy.

Derivative Instruments

The Companies are exposed to the impact of market fluctuations in the price of electricity, natural gas and other energy-related products they market and purchase, as well as interest rate risk in their business operations. The Companies use derivative instruments such as physical and financial forwards, futures, swaps, options and FTRs to manage the commodity and interest rate risks of their business operations.

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

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $19 million and $42 million associated with cash collateral at December 31, 2020 and 2019, respectively. Dominion Energy had margin liabilities of $5 million and $2 million associated with cash collateral at December 31, 2020 and 2019, respectively. Virginia Power had margin assets of $1 million and less than $1 million associated with cash collateral at December 31, 2020 and 2019, respectively. Virginia Power had no margin liabilities associated with cash collateral at December 31, 2020 and 2019. See Note 7 for further information about derivatives.

To manage price risk, the Companies hold derivative instruments that are not designated as hedges for accounting purposes. However, to the extent the Companies do not hold offsetting positions for such derivatives, they believe these instruments represent economic hedges that mitigate their exposure to fluctuations in commodity prices. All income statement activity, including amounts realized upon settlement, is presented in operating revenue, operating expenses, interest and related charges or discontinued operations based on the nature of the underlying risk.

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

Cash Flow Hedges-A majority of the Companies’ hedge strategies represents cash flow hedges of the variable price risk primarily associated with the purchase of natural gas. The Companies also use interest rate swaps to hedge their exposure to variable interest rates on long-term debt. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

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

In 2020, 2019, and 2018, Dominion Energy capitalized interest costs and AFUDC to property, plant and equipment of $103 million, $78 million and $109 million, respectively. In 2020, 2019, and 2018, Virginia Power capitalized AFUDC to property, plant and equipment of $60 million, $34 million and $56 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2020, 2019, and 2018, Virginia Power recorded $11 million, $11 million and $4 million of AFUDC related to these projects, respectively.

For property subject to cost-of-service rate regulation, including the Companies’ electric distribution, electric transmission and generation property and Dominion Energy’s natural gas distribution property, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service when it becomes probable it will be abandoned and recorded as a regulatory asset for amounts expected to be collected through future rates.

In 2020 and 2019, the Companies had the following charges, primarily recorded in impairment of assets and other charges in the Consolidated Statements of Income (reflected in the Corporate and Other segment), related to early retirements:

•

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $751 million ($559 million after-tax). This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13. Also in 2020, Virginia Power recorded charges of $54 million ($40 million after-tax) associated with dismantling certain of these electric generation facilities.

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

•

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station was retired after meeting its capacity obligation to PJM in December 2020. As a result, Virginia Power recorded a charge of $346 million ($257 million after-tax). This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2020	2019	2018
(percent)
Dominion Energy(1)
Generation	2.51	2.84	2.71
Transmission	2.48	2.50	2.50
Distribution	2.76	2.80	2.97
Storage	1.59	1.49	2.20
General and other	4.35	3.99	4.11
Virginia Power
Generation	2.52	2.94	2.71
Transmission	2.52	2.54	2.52
Distribution	3.19	3.14	3.31
General and other	5.09	4.40	4.52
(1)	Excludes rates for depreciation reported as discontinued operations.

In 2020, Virginia Power updated depreciation rates for its nuclear plants to reflect lower depreciation rates as a result of expected approval of license extensions from the NRC. For the year ended December 31, 2020, this adjustment resulted in a decrease of $31 million ($23 million after-tax) in depreciation expense in Virginia Power’s Consolidated Statements of Income and an increase to Dominion Energy’s EPS of $0.03 per share.

In 2018, Virginia Power revised depreciation rates for regulated nuclear plants to comply with Virginia Commission requirements. For the year ended December 31, 2018, this adjustment resulted in a decrease of $60 million ($44 million after-tax) in depreciation expense in Virginia Power’s Consolidated Statements of Income and an increase to Dominion Energy’s EPS of $0.07 per share. This change resulted in an annual decrease in depreciation expense of $30 million ($23 million after-tax).

Virginia Power’s non-jurisdictional property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 30 years.

Capitalized costs of development wells and leaseholds are amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.97 and $1.80 per mcfe in 2020 and 2019, respectively.

Dominion Energy’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Nonregulated generation-nuclear	44 years
Nonregulated generation-other	15-30 years
General and other	5-59 years

Depreciation and amortization related to Virginia Power’s nonutility property, plant and equipment and Dominion Energy’s exploration and production properties was immaterial for the years ended December 31, 2020, 2019, and 2018.

Nuclear fuel used in electric generation is amortized over its estimated service life on a units-of-production basis. The Companies report the amortization of nuclear fuel in electric fuel and other energy-related purchases expense in their Consolidated Statements of Income and in depreciation and amortization in their Consolidated Statements of Cash Flows.

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

The Companies evaluate whether or not recovery of their regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and make various assumptions in their analyses. These analyses are generally based on:

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

Asset Retirement Obligations

The Companies recognize AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed, for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Quarterly, the Companies assess their AROs to determine if circumstances indicate that estimates of the amounts or timing of future cash flows associated with retirement activities have changed. AROs are adjusted when significant changes in the amounts or timing of future cash flows are identified. Dominion Energy reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipelines as an adjustment to the related regulatory assets or liabilities when revenue is recoverable from customers for AROs. The Companies report accretion of AROs and depreciation on asset retirement costs associated with decommissioning its nuclear power stations as an adjustment to the regulatory asset or liability for certain jurisdictions. Additionally, the Companies report accretion of AROs and depreciation on asset retirement costs associated with certain rider and prospective rider projects as an adjustment to the regulatory asset for certain jurisdictions. Accretion of all other AROs and depreciation of all other asset retirement costs are reported in other operations and maintenance expense and depreciation expense, respectively, in the Consolidated Statements of Income.

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

•

Debt securities classified as available-for-sale securities include all other debt securities, primarily comprised of securities held in the nuclear decommissioning trusts. These investments are reported at fair value in nuclear decommissioning trust funds in the Consolidated Balance Sheets. Net realized and unrealized gains and losses (including any credit-related impairments) on investments held in nuclear decommissioning trusts are deferred to a regulatory asset or liability, as applicable, for certain jurisdictions subject to cost-based regulation. For all other available-for-sale debt securities, including those held in Dominion Energy’s nonregulated generation nuclear decommissioning trusts, net realized gains and losses (including any credit-related impairments) are included in other income and unrealized gains and losses are reported as a component of AOCI, after-tax.

In determining realized gains and losses for debt securities, the cost basis of the security is based on the specific identification method.

Equity securities with readily determinable fair values include securities held by Dominion Energy in rabbi trusts associated with certain deferred compensation plans and securities held by the Companies in the nuclear decommissioning trusts. The Companies record all equity securities with a readily determinable fair value, or for which they are permitted to estimate fair value using NAV (or its equivalent), at fair value in nuclear decommissioning trust funds and other investments in the Consolidated Balance Sheets. However, the Companies may elect a measurement alternative for equity securities without a readily determinable fair value. Under the measurement alternative, equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Companies qualitatively assess equity securities reported using the measurement alternative to determine whether an investment is impaired on an ongoing basis. Net realized and unrealized gains and losses on equity securities held in the nuclear decommissioning trusts are deferred to a regulatory asset or liability, as applicable, for certain jurisdictions subject to cost-based regulation. For all other equity securities, including those held in Dominion Energy’s nonregulated generation nuclear decommissioning trusts and rabbi trusts, net realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income.

Equity Securities without Readily Determinable Fair Values

The Companies account for illiquid and privately held securities without readily determinable fair values under either the equity method or cost method. Equity securities without readily determinable fair values include:

•

Equity method investments when the Companies have the ability to exercise significant influence, but not control, over the investee. Dominion Energy’s investments are included in investments in equity method affiliates in its Consolidated Balance Sheets, except for the liability to Atlantic Coast Pipeline or where such investments are classified as held for sale. Dominion Energy records equity method adjustments in other income in its Consolidated Statements of Income, including its proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.

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

Other-Than-Temporary Impairment

The Companies periodically review their equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in the fair value of any security is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

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

Using information obtained from their nuclear decommissioning trust fixed-income investment managers, the Companies record in earnings, or defer as applicable for certain jurisdictions subject to cost-based regulation, any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, the Companies record the credit loss in earnings or defer as applicable for certain jurisdictions subject to cost-based regulation, with the remaining non-credit portion of the unrealized loss recorded in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio gas distribution operations, which are valued using the LIFO method. Under the LIFO method, current stored gas inventory was valued at $2 million and $19 million at December 31, 2020 and December 31, 2019, respectively. Based on the average price of gas purchased during 2020 and 2019, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $52 million and $60 million, respectively.

Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Dominion Energy values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of its tariff for regulated entities. Imbalances are primarily settled in-kind. Imbalances due to Dominion Energy from other parties are reported in other current assets and imbalances that Dominion Energy owes to other parties are reported in other current liabilities in the Consolidated Balance Sheets.

Goodwill

Dominion Energy evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

New Accounting Standards

Debt with Conversion Options and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued revised accounting guidance for debt with conversion options and contracts in an entity’s own equity. The revised guidance eliminates the ability to assert cash settlement and exclude potential shares from the diluted EPS calculation for a contract that may be settled in stock or cash.  The effective date is for interim and annual reporting periods beginning January 1, 2022 and may be adopted through a modified retrospective or fully retrospective method of transition. Upon adoption, Dominion Energy will apply the if-converted method to calculate diluted EPS in connection with any potentially dilutive instruments, or components of instruments, that may be settled in stock or cash, such as the Series A Preferred Stock.

Revenue Recognition

In May 2014, the FASB issued revised accounting guidance for revenue recognition from contracts with customers. The Companies adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method. Upon the adoption of the standard, Dominion Energy recorded the cumulative-effect of a change in accounting principle of $3 million to retained earnings, and to establish a contract asset related to changes in the timing of revenue recognition for three existing contracts with customers at DETI.

Financial Instruments

In January 2016, the FASB issued revised accounting guidance for the recognition, measurement, presentation and disclosure of financial instruments. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018 and the Companies adopted the standard using the modified retrospective method. Upon adoption of this guidance for equity securities held at January 1, 2018, The Companies recorded the cumulative-effect of a change in accounting principle to reclassify net unrealized gains from AOCI to retained earnings and to recognize equity securities previously categorized as cost method investments at fair value (using NAV) in nuclear decommissioning trust funds in the Consolidated Balance Sheets and a cumulative-effect adjustment to retained earnings. Dominion Energy and Virginia Power reclassified approximately $1.1 billion ($734 million after-tax) and $119 million ($73 million after-tax), respectively, of net unrealized gains from AOCI to retained earnings. The Companies also recorded approximately $36 million ($22 million after-tax) in net unrealized gains on equity securities previously classified as cost method investments, of which $3 million was recorded to retained earnings and $33 million was recorded to regulatory liabilities for net unrealized gains subject to cost-based regulation. As a result of adopting this revised accounting guidance, Dominion Energy recorded unrealized losses on equity securities, net of regulatory deferrals, of $190 million ($142 million after-tax) in other income in the Consolidated Statements of Income for the year ended December 31, 2018, resulting in an $0.22 loss per share for the year ended December 31, 2018. Virginia Power recorded unrealized losses on equity securities, net of regulatory deferrals, of $24 million ($18 million after-tax) in other income in the Consolidated Statements of Income for the year ended December 31, 2018.

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

The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2019. The Companies adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. Under this approach, the Companies utilized the transition practical expedient to maintain historical presentation for periods before January 1, 2019. The Companies also applied the other practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no reassessment of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, Dominion Energy and Virginia Power recorded $504 million and $209 million, respectively, of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. As a result of the GT&S and Q-Pipe Transactions, $43 million of such right-of-use assets and liabilities for operating leases recorded were associated with discontinued operations. See Note 15 for additional information.

Derecognition and Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued revised accounting guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2018, and the Companies adopted the standard using the modified retrospective method. Upon adoption of the standard, Dominion Energy recorded the cumulative-effect of a change in accounting principle to reclassify $127 million from noncontrolling interests to common stock related to the sale of a noncontrolling interest in certain nonregulated solar projects completed in December 2015 and January 2016.

Tax Reform

In February 2018, the FASB issued revised accounting guidance to provide clarification on the application of the 2017 Tax Reform Act for balances recorded within AOCI. The revised guidance provides for stranded amounts within AOCI from the impacts of the 2017 Tax Reform Act to be reclassified to retained earnings. The Companies adopted this guidance for interim and annual reporting periods beginning January 1, 2018 on a prospective basis. In connection with the adoption of this guidance, Dominion Energy reclassified a benefit of $289 million from AOCI to retained earnings and Virginia Power reclassified a benefit of $3 million from AOCI to retained earnings. The amounts reclassified reflect the reduction in the federal income tax rate, and the federal benefit of state income taxes, on the components of the Companies’ AOCI.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Dominion Energy

Disposition of Gas Transmission & Storage Operations to BHE

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt, to sell substantially all of its gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests).  The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. In October 2020, pursuant to a provision in the agreement with BHE, Dominion Energy elected to exclude Dominion Energy Questar Pipeline and certain other affiliated entities from the transaction as approval under the Hart-Scott-Rodino Act had not been obtained by mid-September 2020.  Concurrently in October 2020, Dominion Energy

and BHE entered into a separate agreement under which Dominion Energy will sell Dominion Energy Questar Pipeline and certain other affiliated entities to BHE for cash consideration of $1.3 billion and the assumption of related long-term debt.

In November 2020, Dominion Energy completed the GT&S Transaction and received cash proceeds of $2.7 billion.  This transaction is structured as an asset sale for tax purposes.  Dominion Energy retained a 50% noncontrolling interest in Cove Point that is accounted for as an equity method investment upon closing of the GT&S Transaction as Dominion Energy has the ability to exercise significant influence over, but not control, Cove Point.  The retained 50% noncontrolling interest in Cove Point was recognized at its initial fair value of $2.8 billion on the date of close estimated using an income approach and a market approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgment and unobservable inputs, including projected timing and amount of future cash flows and a discount rate reflecting risks inherent in the future cash flows and market prices.  Upon closing the GT&S Transaction, Dominion Energy recognized a gain of $127 million (net of a $1.4 billion write-off of goodwill and a $222 million closing adjustment paid to BHE in December 2020) and an associated tax expense of $336 million, presented in net income (loss) from discontinued operations including noncontrolling interest in Dominion Energy’s Consolidated Statements of Income.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing.  In addition, BHE will provide certain administrative services to Dominion Energy.  Dominion Energy recorded revenue of $4 million associated with the transition service agreement in operating revenue in the Consolidated Statements of Income for the year ended December 31, 2020.

Also in November 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction.  Dominion Energy will be required to repay all or substantially all of this deposit, or issue to BHE an equivalent value in shares of Dominion Energy common stock at Dominion Energy’s option, if the Q-Pipe Transaction does not close by December 30, 2021.  Dominion Energy may not solicit or accept offers from alternative buyers for all or a material portion of the Q-Pipe Transaction until after March 31, 2021 and either party may terminate the Q-Pipe Transaction if closing has not occurred on or before June 30, 2021.  If the Hart-Scott-Rodino Act approval has not been obtained by June 30, 2021, upon BHE’s request, Dominion Energy will seek an alternative buyer for all or a material portion of the Q-Pipe Transaction. The Q-Pipe Transaction is structured as an asset sale for tax purposes and is expected to close in early 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. Based on the recorded balances at December 31, 2020, Dominion Energy expects to recognize a pre-tax gain of approximately $450 million ($320 million after tax) upon closing, including the write-off of $191 million of goodwill, but excluding the effects of any closing adjustments.

The operations included in both the GT&S Transaction and the Q-Pipe Transaction are presented in held-for-sale and discontinued operations effective July 2020.  As a result, the previously reported amounts have been recast to reflect this presentation and depreciation and amortization ceased on the applicable assets.  As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within held-for-sale and discontinued operations.  See Note 9 for further information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which are reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	GT&S Transaction(1)	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Operating revenue	$1,710	$246	$2,213	$251	$2,134	$247
Operating Expense(2)(3)	1,289	96	1,367	131	1,663	135
Other income (loss)	88	1	58	4	68	5
Interest and related charges(4)	372	20	267	20	183	20
Income (loss) before income taxes	137	131	637	104	356	97
Income tax expense (benefit)	334	(9)	120	23	40	18
Net income (loss) including noncontrolling interests	(197)	140	517	81	316	79
Noncontrolling interests	106	—	11	—	92	—
Net income (loss) attributable to Dominion Energy	$(303)	$140	$506	$81	$224	$79
(1)	Operations associated with the GT&S Transaction are through the November 1, 2020 settlement date.
(2)

GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in the second quarter of 2020 associated with the probable abandonment of a significant portion of the Supply Header Project as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project. It also includes charges of $219 million ($165 million after-tax) associated with the impairment of certain gathering and processing assets, $127 million ($92 million after-tax) associated with the disallowance of FERC-regulated plant and $37 million ($28 million after-tax) write-off associated with the Eastern Market Access Project all recorded in 2018.

(3)

GT&S Transaction includes gains on sales of assets recorded in 2018 totaling $115 million ($83 million after-tax), associated with the conveyance of Marcellus Shale and Utica and Point Pleasant Shale acreage underneath its natural gas storage fields.

(4)

GT&S Transaction includes a loss of $237 million ($178 million after-tax) recorded in the third quarter of 2020 associated with cash flow hedges of debt-related items that were determined to be probable of not occurring.

The carrying amounts of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets, were as follows:

	At December 31, 2020(1)	At December 31, 2019
	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Current assets(2)	$47	$445	$49
Equity method investments(3)	35	276	36
Property, plant and equipment, net	1,113	10,764	1,103
Other deferred charges and other assets, including goodwill(4) and intangible assets	224	1,553	225
Current liabilities(5)	30	1,002	37
Long-term debt	426	4,401	425
Other deferred credits and liabilities	154	773	155
(1)	All amounts at December 31, 2020 are classified as current in Dominion Energy’s Consolidated Balance Sheets.
(2)

Includes cash and cash equivalents of $20 million as of December 31, 2019 within the GT&S Transaction and $7 million and $11 million as of December 31, 2020 and December 31, 2019, respectively, within the Q-Pipe Transaction.

(3)	Comprised of equity method investments in Iroquois and JAX LNG within the GT&S Transaction and White River Hub within the Q-Pipe Transaction.
(4)	Includes goodwill of $1.4 billion at December 31, 2019 within the GT&S Transaction and $191 million at both December 31, 2020 and December 31, 2019 within the Q-Pipe Transaction.
(5)	Includes current portions of long-term debt of $699 million as of December 31, 2019, within the GT&S Transaction.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	GT&S Transaction(1)	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Capital expenditures	$292	$38	$386	$42	$728	$34
Significant noncash items
Impairment of assets and other charges	469	—	13	1	391	—
Charge related to a voluntary retirement program	—	—	19	3	—	—
Depreciation, depletion and amortization	177	27	322	51	283	57
Accrued capital expenditures	—	1	25	2	56	2
(1)	Operations associated with the GT&S Transaction are through the November 1, 2020 settlement date.

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

Merger Conditions

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

Additionally, in the first quarter of 2019, DESC recorded a reduction in operating revenue and a corresponding regulatory liability of $1.0 billion, of which $137 million was considered current, representing a refund of amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period, effective February 2019. As a result, Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2019 includes a $756 million after-tax charge which is reflected in the Corporate and Other segment.

NND Project

As a condition to the SCANA Merger Approval Order, DESC committed to excluding from rate recovery $2.4 billion of costs related to the NND Project and $180 million of costs associated with the purchase of the Columbia Energy Center power station. Regulatory assets included in SCANA’s historical balance sheet at December 31, 2018 reflected these disallowances.

The remaining regulatory asset associated with the NND Project of $2.8 billion, of which $138 million was considered current, will be collected over a 20-year period, including a return on investment. In January 2019, DESC filed the capital cost rider in accordance with the terms of the SCANA Merger Approval Order for rates effective in February 2019 for DESC’s retail electric customers. The South Carolina Commission approved this filing in January 2019.

Other Terms and Conditions

•

DESC agreed not to file an application for a general rate case with the South Carolina Commission with a requested effective date earlier than January 2021. See Note 13 for information on the status of DESC’s ongoing base rate case;

•	PSNC will not file an application for a general rate case with the North Carolina Commission any earlier than April 2021;
•	Dominion Energy committed to increasing SCANA’s historical level of corporate contributions to charities by $1 million per year over five years beginning in 2019;
•	Dominion Energy will maintain DESC and PSNC’s headquarters in Cayce, South Carolina and Gastonia, North Carolina, respectively; and
•

Dominion Energy will seek to minimize reductions in local employment by allowing some DES employees supporting shared and common services functions and activities to be located in Cayce, South Carolina where it makes economic and practical sense to do so.

Purchase Price Allocation

SCANA’s assets acquired and liabilities assumed have been measured at estimated fair value at closing and are included in the Dominion Energy South Carolina and Gas Distribution operating segments. The majority of the operations acquired are subject to the rate setting authority of FERC and the North and South Carolina Commissions and are therefore accounted for pursuant to ASC 980, Regulated Operations. The fair values of SCANA’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets and liabilities acquired, nor the unaudited pro forma financial information, reflect any adjustments related to these amounts.

The fair value of SCANA’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions discussed above and the fair values of SCANA’s investments accounted for under the equity method were determined using the income approach and the market approach. The valuation of SCANA’s long-term debt is considered a Level 2 fair value measurement. All other valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future market prices.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was reflected as goodwill. The goodwill reflects the value associated with enhancing Dominion Energy’s portfolio of regulated operations in the growing southeast region of the U.S. The goodwill recognized is not deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at closing, which reflects certain adjustments related to income taxes, as discussed in Note 5, from the preliminary valuation recognized during the measurement period.

Amount
(millions)
Total current assets(1)	$1,782
Investments(2)	224
Property, plant and equipment(3)(4)	11,006
Goodwill	2,609
Regulatory assets(5)	3,940
Other deferred charges and other assets, including intangible assets(6)	430
Total Assets	19,991
Total current liabilities(7)	1,556
Long-term debt	6,707
Deferred income taxes	1,068
Regulatory liabilities	2,706
Other deferred credits and other liabilities(8)	1,115
Total Liabilities	13,152
Total purchase price(9)	$6,839
(1)	Includes $389 million of cash, restricted cash and equivalents, of which $115 million is considered restricted.
(2)	Includes $31 million for equity method investments. The fair value adjustment on the equity method investments is considered to be equity method goodwill and is not amortized.

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
(7)

Includes $40 million outstanding under letters of credit advances, which were repaid in January 2019, as well as $173 million outstanding commercial paper under various credit facilities. All such credit facilities were terminated in 2019.

(8)	Includes a $379 million pension and other postretirement benefit liability.
(9)	Includes stock-based compensation awards with a fair value of $21 million.

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue was an increase of $3.3 billion and $3.1 billion for the years ended December 31, 2020 and 2019, respectively, in the Consolidated Statements of Income. The impact of the SCANA Combination on Dominion Energy’s net income attributable to Dominion Energy was an increase of $277 million and a decrease of $1.1 billion for the years ended December 31, 2020 and 2019, respectively, in the Consolidated Statements of Income.

Dominion Energy incurred merger and integration-related costs of $97 million for the year ended December 31, 2020, all of which is recorded in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy incurred merger and integration-related costs of $646 million for the year ended December 31, 2019. The amount for the year ended December 31, 2019 includes $427 million for a charge related to a voluntary retirement program. See Note 22 for additional information. Of the remaining merger and integration-related costs, $210 million is recorded in other operations and maintenance expense and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2019. During the year ended December 31, 2018, Dominion Energy incurred merger and integration-related costs of $27 million, recorded primarily in other operations and maintenance expense in the Consolidated Statements of Income. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.

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

	Twelve Months Ended December 31,
	2019(1)	2018(1)
(millions, except EPS)
Operating Revenue	$15,408	$15,344
Net income attributable to Dominion Energy	3,266	2,081
Earnings Per Common Share – Basic	$4.04	$2.78
Earnings Per Common Share – Diluted	$4.00	$2.77
(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Sale of Interest in Cove Point

In October 2019, Dominion Energy signed an agreement to sell its 25% noncontrolling limited partnership interests in Cove Point to Brookfield. In December 2019, the sale was completed and Dominion Energy received cash consideration of $2.1 billion, subject to working capital adjustments. The sale was accounted for by Dominion Energy following the guidance for a change in a parent company’s ownership interest in a consolidated subsidiary. Because Dominion Energy controlled Cove Point both before and after the sale of the noncontrolling interest, the changes in Dominion Energy’s ownership interest in Cove Point was accounted for as an equity transaction and no gain or loss was recognized.

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

Year Ended December 31,	2020	2019	2018
(millions)
Dominion Energy
Regulated electric sales:
Residential	$4,833	$4,325	$3,413
Commercial	3,102	3,219	2,503
Industrial	730	683	490
Government and other retail	868	873	854
Wholesale	128	176	137
Nonregulated electric sales	803	926	1,294
Regulated gas sales:
Residential	1,283	1,343	818
Commercial	457	457	221
Other	88	109	11
Nonregulated gas sales	174	495	210
Regulated gas transportation and storage	801	742	640
Other regulated revenues	327	252	178
Other nonregulated revenues(1)(2)	158	145	122
Total operating revenue from contracts with customers	13,752	13,745	10,891
Other revenues(3)(4)	420	656	308
Total operating revenue	$14,172	$14,401	$11,199
Virginia Power
Regulated electric sales:
Residential	$3,677	$3,657	$3,413
Commercial	2,342	2,712	2,503
Industrial	380	455	490
Government and other retail	804	823	854
Wholesale	90	128	137
Other regulated revenues	299	190	132
Other nonregulated revenues(1)(2)	69	71	55
Total operating revenue from contracts with customers	7,661	8,036	7,584
Other revenues(1)(3)	102	72	35
Total operating revenue	$7,763	$8,108	$7,619
(1)	See Notes 9 and 25 for amounts attributable to related parties and affiliates.
(2)

Amounts above include sales which are considered to be goods transferred at a point in time. For the years ended December 31, 2020, 2019 and 2018, such amounts included $22 million, $37 million and $19 million, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, amounts above include sales of renewable energy credits. For the years ended December 31, 2020, 2019 and 2018, such sales were $20 million, $24 million and $17 million, respectively, at Dominion Energy and $11 million, $17 million and $11 million, respectively, at Virginia Power.

(3)

Amounts above include alternative revenue of $119 million and $82 million for the year ended December 31, 2020 at Dominion Energy and Virginia Power, $66 million and $52 million for year ended December 31, 2019 at Dominion Energy and Virginia Power, respectively, and $15 million for year ended December 31, 2018 at both Dominion Energy and Virginia Power.

(4)

Amounts above include revenue associated with services provided to entities presented in discontinued operations of $4 million for the year ended December 31, 2020 and $6 million for both years ended December 31, 2019 and 2018.

The table below discloses the aggregate amount of the transaction price allocated to fixed-price performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and when Dominion Energy expects to recognize this revenue. These revenues relate to contracts containing fixed prices where Dominion Energy will earn the associated revenue over time as it stands ready to perform services provided. This disclosure does not include revenue related to performance obligations that are part of a contract with original durations of one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which Dominion Energy elects to recognize revenue in the amount it has a right to invoice.

Revenue expected to be recognized on multi-year contracts in place at December 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total
(millions)
Dominion Energy(1)	$67	$66	$64	$57	$50	$466	$770
(1)	Includes $1 million for Virginia Power in 2021.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2020 and 2019, Dominion Energy’s contract liability balances were $130 million and $102 million, respectively. At December 31, 2020 and 2019, Virginia Power’s contract liability balances were $36 million and $24 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets. The Companies’ recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2020 and 2019, Dominion Energy recognized revenue of $97 million and $85 million from the beginning contract liability balance. During the years ended December 31, 2020 and 2019, Virginia Power recognized revenue of $24 million and $22 million, respectively, from the beginning contract liability balance.

NOTE 5. INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty, since tax authorities may interpret the laws differently. The Companies are routinely audited by federal and state tax authorities. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.

The Companies have accounted for the effects of the 2017 Tax Reform Act, although additional changes could occur as guidance is issued and finalized as described below.

In March 2020, the CARES Act was enacted which includes several significant business tax provisions that modify or temporarily suspend certain provisions of the 2017 Tax Reform Act.  The CARES Act provisions are intended to improve cash flow and liquidity by, among other things, providing a temporary five-year carryback for certain net operating losses, accelerating the refund of previously generated corporate alternative minimum tax credits and temporarily increased the business interest limitation to 50% of adjusted taxable income for certain businesses.  Dominion Energy utilized the income tax provisions of the CARES Act to accelerate the recognition of certain tax attributes, but they did not provide a material benefit.

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses under the 2017 Tax Reform Act as modified by the CARES Act. For consolidated groups such as Dominion Energy that have both regulated and nonregulated operations, these rules may result in a temporary disallowance of a portion of Dominion Energy’s interest deductions in the future, although any interest disallowed has an indefinite carryforward period.

In December 2020, federal legislation was enacted that, among other things, provides a two-year extension of the beginning construction deadline for, and delays the phase-down of, the solar energy investment tax credit as well as extending the deadlines and phase-down rules for certain other renewable tax credits. The legislation provides that offshore wind facilities are eligible for the investment tax credit if construction on those facilities begins before 2026 with no phase-out. In addition, the U.S. Department of Treasury and the IRS issued guidance for offshore wind that extended the continuity of construction safe harbor to 10 years, which significantly enhances the ability for these projects to qualify for renewable energy tax credits.

As indicated in Note 2, certain of the Companies’ operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes from the 2017 Tax Reform Act represent amounts probable of collection from or return to customers, and were recorded as either an increase to a regulatory asset or liability. See Note 13 for more information and current year developments.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2020	2019	2018	2020	2019	2018
(millions)
Current:
Federal	$(314)	$(94)	$294	$364	$286	$36
State	(81)	58	82	71	58	40
Total current expense (benefit)	(395)	(36)	376	435	344	76
Deferred:
Federal
Taxes before operating loss carryforwards, investment tax credits and tax reform	12	168	30	(226)	(128)	199
2017 Tax Reform Act	—	—	46	—	—	21
Tax utilization expense of operating loss carryforwards	44	119	92	—	—	—
Investment tax credits	311	(51)	(56)	(27)	(34)	(51)
State	72	(50)	34	7	22	55
Total deferred expense (benefit)	439	186	146	(246)	(140)	224
Investment tax credit-gross deferral	42	62	2	42	62	2
Investment tax credit-amortization	(3)	(3)	(2)	(2)	(2)	(2)
Total income tax expense	$83	$209	$522	$229	$264	$300

In 2020, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the current income tax expense associated with gas transmission and storage operations, including taxes on the gain, is reflected in discontinued operations.  Dominion Energy’s income tax expense reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax gain on the sale.  In addition, an $18 million income tax benefit is reflected in common shareholders’ equity associated with state deferred taxes on assets and liabilities retained in connection with the GT&S Transaction.

In 2019, the Dominion Energy Gas Restructuring caused changes in tax status at certain of its subsidiaries.  The impacts of the changes in tax status decreased deferred income tax expense from continuing operations by $48 million at Dominion Energy.  In addition, Dominion Energy recognized a taxable gain resulting from the sale of a 25% noncontrolling interest in Cove Point. The direct tax effects of the transactions included a provision for current income taxes ($362 million) and an offsetting benefit for deferred income taxes ($147 million) and were charged to common shareholders’ equity. The utilization of $208 million federal tax credit carryforwards offsetting a portion of the federal tax liability from the transaction were also charged to common shareholders’ equity.  In total, the taxes recorded in common shareholders’ equity resulting from this transaction were $215 million.

Discontinued Operations

Income tax expense (benefit) reflected in discontinued operations is $(204) million, $142 million and $58 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The 2020 income tax expense reflects a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline Project and the absence of a $236 million benefit on non-deductible goodwill written off in connection with the GT&S Transaction.

Continuing Operations

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2020	2019	2018	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.0	1.5	4.3	4.8	4.5	4.7
Investment tax credits	(9.6)	(11.4)	(2.3)	(4.5)	(2.9)	(3.5)
Production tax credits	(0.7)	(2.1)	(0.8)	(0.7)	(0.7)	(0.7)
Valuation allowances	0.9	0.5	0.4	—	—	—
Reversal of excess deferred income taxes	(5.4)	(3.2)	(2.3)	(2.2)	(3.1)	(3.2)
Federal legislative change	—	—	1.8	—	—	1.3
State legislative change	—	—	(0.8)	—	—	—
Write-off of regulatory assets	—	21.7	—	—	—	—
Change in tax status	(1.7)	(5.5)	—	—	—	—
AFUDC—equity	(0.2)	(0.2)	(0.3)	—	—	(0.5)
Changes in state deferred taxes associated with assets held for sale	(3.2)	—	—		—	—
Absence of tax on noncontrolling interest	3.8	(0.2)	(0.1)	—	—	—
Employee stock ownership plan deduction	(0.9)	(1.4)	(0.5)	—	—	—
Nondeductible goodwill	—	1.8	—	—	—	—
Other, net	(0.1)	1.5	(0.4)	(0.1)	(0.2)	(0.1)
Effective tax rate	5.9%	24.0%	20.0%	18.3%	18.6%	19.0%

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of excess deferred income tax amortization in 2020, and changes in estimates of amounts probable of collection from or return to customers. The reversal of these excess deferred income taxes will impact the effective tax rate, and rates charged to customers. See Note 13 for current year developments.

Dominion Energy’s 2020 effective tax rate reflects an income tax benefit of $45 million associated with the remeasurement of consolidated state deferred taxes with the classification of gas transmission and storage operations as held for sale.  In addition, Dominion Energy’s effective tax rate reflects an income tax expense of $55 million attributable to the noncontrolling interest primarily associated with the impairment of non-wholly-owned nonregulated solar facilities held in partnerships discussed in Note 10.

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

In 2018, the Companies applied the provisions of proposed regulations addressing the availability of federal bonus depreciation for the period beginning after September 27, 2017 through December 31, 2017. The application of these changes increased Dominion Energy’s 2017 net operating loss carryforward, the benefit of which will be recognized at the 21% rate. As a result, Dominion Energy’s effective tax rate reflects a $23 million increase to deferred income tax expense associated with the remeasurement of this deferred tax asset. The effects of these changes at Virginia Power were immaterial. These amounts and adjustments represent the Companies’ best estimate based on available information, and could be subject to change based on additional guidance in yet to be finalized regulations. In addition, changes in estimates of amounts probable of return to or collection from customers increased deferred income tax expense at Virginia Power by $23 million and increased regulatory liabilities by $31 million.  At Dominion Energy, similar changes in estimates decreased income tax expense by $5 million, which is reflected in income tax expense from continuing operations in the Consolidated Statements of Income, and regulatory liabilities by $8 million, which are reflected in noncurrent liabilities of discontinued operations on the 2019 Consolidated Balance Sheets.  In addition, Dominion Energy effective tax rates reflects the impacts of a state legislative change enacted in the second quarter of 2018 that was retroactive to January 1, 2018 associated with discontinued operations.

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2020	2019	2020	2019
(millions)
Deferred income taxes:
Total deferred income tax assets	$3,285	$3,736	$1,204	$1,207
Total deferred income tax liabilities	9,069	9,883	3,832	4,058
Total net deferred income tax liabilities	$5,784	$6,147	$2,628	$2,851
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$5,824	$6,616	$3,227	$3,359
Excess deferred income taxes	(1,142)	(1,306)	(656)	(672)
Unrecovered NND Project costs	529	553	—	—
DESC rate refund	(140)	(169)	—	—
Toshiba Settlement	(204)	(219)	—	—
Nuclear decommissioning	991	909	303	290
Deferred state income taxes	702	863	305	302
Federal benefit of deferred state income taxes	(147)	(184)	(64)	(63)
Deferred fuel, purchased energy and gas costs	(28)	30	(34)	1
Pension benefits	239	174	(105)	(153)
Other postretirement benefits	(14)	(37)	76	62
Loss and credit carryforwards	(1,534)	(1,832)	(354)	(280)
Valuation allowances	155	161	6	5
Partnership basis differences	593	823	—	—
Other	(40)	(235)	(76)	—
Total net deferred income tax liabilities	$5,784	$6,147	$2,628	$2,851
Deferred Investment Tax Credits – Regulated Operations	169	130	151	111
Total Deferred Taxes and Deferred Investment Tax Credits	$5,953	$6,277	$2,779	$2,962

At December 31, 2020, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$1,169	$246	$—	2037
Federal investment credits	—	736	—	2036-2040
Federal production credits	—	86	—	2036-2040
Other federal credits	—	14	—	2036-2039
State losses	3,661	198	(61)	2020-2040
State minimum tax credits	—	139	—	No expiration
State investment and other credits	—	142	(94)	2020-2031
Total	$4,830	$1,561	$(155)

At December 31, 2020, Virginia Power had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$—	$—	$—
Federal investment credits	—	294	—	2036-2040
Federal production and other credits	—	51	—	2036-2040
State investment credits	—	9	(6)	2024
Total	$—	$354	$(6)

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion Energy				Virginia Power
	2020	2019		2018	2020	2019	2018
(millions)
Balance at January 1	$175	$44		$38	$—	$2	$4
Acquired unrecognized tax benefits	—	129	(1)	—	—	—	—
Increases-prior period positions	18	—		10	—	—	—
Decreases-prior period positions	(19)	—		—	—	—	—
Increases-current period positions	1	9		10	—	—	—
Settlements with tax authorities	—	(7)		(6)	—	(2)	(1)
Expiration of statutes of limitations	(8)	—		(8)	—	—	(1)
Balance at December 31	$167	$175		$44	$—	$—	$2

(1)

Acquired unrecognized tax benefits reflect $106 million plus increases in prior period positions of $76 million and decreases in prior period positions of $53 million that were recorded through purchase accounting.

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $140 million, $141 million and $37 million at December 31, 2020, 2019, and 2018, respectively. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $6 million in 2020 and increased income tax expense by $3 million and $6 million in 2019 and 2018, respectively, in continuing operations. For discontinued operations, the change in these unrecognized tax benefits increased income tax expense by $5 million in 2020 and decreased income tax expense by less than $1 million in both 2019 and 2018. For Virginia Power, these unrecognized tax benefits were less than $1 million at December 31, 2019 and $2 million at December 31, 2018. For Virginia Power, the change in these unrecognized tax benefits decreased income tax expense by $2 million in both 2019 and 2018.

Dominion Energy participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. In 2018, Dominion Energy submitted carryback claims for specified liability losses involving prior tax years. The IRS concluded its examination of these claims in 2020 with no material adjustments. The IRS has completed its audit of tax years through 2018. The statute of limitations has not yet expired for years after 2016. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax year 2019, no material adjustments are expected. The IRS examination of tax year 2020 is ongoing.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2021 by up to $69 million for Dominion Energy. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $7 million for Dominion Energy. Otherwise, with regard to 2020 and prior years, the Companies cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2021.

For each of the major states in which Dominion Energy operates, the earliest tax year remaining open for examination is as follows:

Earliest
Open Tax
State	Year
Pennsylvania(1)	2012
Connecticut	2017
Virginia(2)	2017
West Virginia	2017
New York(1)	2015
Utah	2017
South Carolina	2013

(1)	Considered a major state for entities presented in discontinued operations.
(2)	Considered a major state for Virginia Power’s operations

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

Inputs and Assumptions

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including industry publications, and to a lesser extent, broker quotes. When evaluating pricing information provided by Designated Contract Market settlement pricing, other pricing services, or brokers, the Companies consider the ability to transact at the quoted price, i.e. if the quotes are based on an active market or an inactive market and to the extent which pricing models are used, if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases the unobservable inputs are developed and substantiated using historical information, available market data, third-party data and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships and changes in third-party sources.

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, the Companies generally use a modified Black-Scholes Model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. The Companies use other option models under special circumstances, including but not limited to Spread Approximation Model and a Swing Option Model. For contracts with unique characteristics, the

Companies may estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. For individual contracts, the use of different valuation models or assumptions could have a significant effect on the contract’s estimated fair value.

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

Levels

The Companies also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•

Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities that they have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as certain exchange-traded derivatives, and exchange-listed equities, U.S. and international equity securities, mutual funds and certain Treasury securities held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and swaps, interest rate swaps and cash and cash equivalents, corporate debt instruments, government securities and other fixed income investments held in nuclear decommissioning trust funds for the Companies and foreign currency swaps, benefit plan trust funds and rabbi trust funds for Dominion Energy.

•

Level 3—Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 for the Companies consist of long-dated commodity derivatives, FTRs, certain natural gas options and other modeled commodity derivatives.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at December 31, 2020. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$95	Discounted cash flow	Market price (per Dth)	(3)	(1) - 4	(1)
FTRs	15	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Total assets	$110
Liabilities
Financial forwards:
FTRs	$5	Discounted cash flow	Market price (per MWh)	(3)	(4) - 3	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	2 - 5	4
			Price volatility	(4)	20% - 56%	38%
Total liabilities	$7
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

Dominion Energy

See Note 9 for information regarding nonrecurring fair value measurements associated with Dominion Energy’s retained noncontrolling interest in Cove Point, charges related to Fowler Ridge, Dominion Energy’s sale of its interest in Blue Racer and Dominion Energy’s retained noncontrolling interest in businesses and assets contributed to Wrangler. See Note 10 for information regarding an impairment charge recorded associated with non-wholly-owned nonregulated solar facilities in partnerships.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in Dominion Energy’s pension and other postretirement benefit plans are presented in Note 22.

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2020
Assets
Derivatives:
Commodity	$—	$57	$110	$167
Interest rate	—	230	—	230
Investments(1):
Equity securities:
U.S.	4,648	—	—	4,648
Fixed income:
Corporate debt instruments	—	629	—	629
Government securities	508	730	—	1,238
Cash equivalents and other	32	15	—	47
Total assets	$5,188	$1,661	$110	$6,959
Liabilities
Derivatives:
Commodity	$—	$48	$7	$55
Interest rate	—	431	—	431
Total liabilities	$—	$479	$7	$486
December 31, 2019
Assets
Derivatives:
Commodity	$—	$55	$19	$74
Interest rate	—	11	—	11
Foreign currency	—	8	—	8
Investments(1):
Equity securities:
U.S.	4,195	—	—	4,195
Fixed income:
Corporate debt instruments	—	463	—	463
Government securities	473	719	—	1,192
Cash equivalents and other	19	1	—	20
Total assets	$4,687	$1,257	$19	$5,963
Liabilities
Derivatives:
Commodity	$—	$75	$56	$131
Interest rate	—	606	—	606
Foreign currency	—	3	—	3
Total liabilities	$—	$684	$56	$740

(1)

Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $340 million and $274 million of assets at December 31, 2020 and 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2020	2019	2018
(millions)
Balance at January 1,	$(37)	$64	$150
Total realized and unrealized gains (losses):
Included in earnings:
Operating Revenue	—	(1)	(2)
Electric fuel and other energy-related purchases	(33)	(22)	(15)
Purchased gas	—	2	—
Discontinued operations	1	—	—
Included in other comprehensive income	—	—	1
Included in regulatory assets/liabilities	140	(90)	(44)
Settlements	33	17	(27)
Purchases	—	(10)	—
Sales	(1)	6	—
Transfers out of Level 3	—	(3)	1
Balance at December 31,	$103	$(37)	$64

There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2020, 2019 and 2018.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at December 31, 2020. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$95	Discounted cash flow	Market price (per Dth)	(3)	(1) - 4	(1)
FTRs	15	Discounted cash flow	Market price (per MWh)	(3)	(1) - 4	1
Total assets	$110
Liabilities
Financial forwards:
FTRs	$5	Discounted cash flow	Market price (per MWh)	(3)	(4) - 3	—
Physical options:
Natural gas	2	Option model	Market price (per Dth)	(3)	2 - 5	4
			Price volatility	(4)	20% - 56%	38%
Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2020
Assets
Derivatives:
Commodity	$—	$5	$110	$115
Interest rate	—	66	—	66
Investments(1):
Equity securities:
U.S.	2,171	—	—	2,171
Fixed income:
Corporate debt instruments	—	348	—	348
Government securities	201	309	—	510
Cash equivalents and other	13	—	—	13
Total assets	$2,385	$728	$110	$3,223
Liabilities
Derivatives:
Commodity	$—	$22	$7	$29
Interest rate	—	376	—	376
Total liabilities	$—	$398	$7	$405
December 31, 2019
Assets
Derivatives:
Commodity	$—	$3	$19	$22
Interest rate	—	2	—	2
Investments(1):
Equity securities:
U.S.	1,920	—	—	1,920
Fixed income:
Corporate debt instruments	—	256	—	256
Government securities	186	361	—	547
Cash equivalents and other	—	1	—	1
Total assets	$2,106	$623	$19	$2,748
Liabilities
Derivatives:
Commodity	$—	$47	$56	$103
Interest rate	—	363	—	363
Total liabilities	$—	$410	$56	$466

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $167 million and $159 million of assets at December 31, 2020 and 2019, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2020	2019	2018
(millions)
Balance at January 1,	$(37)	$60	$147
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(33)	(22)	(17)
Included in regulatory assets/liabilities	140	(88)	(45)
Settlements	33	13	(25)
Balance at December 31,	$103	$(37)	$60

There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2020, 2019 and 2018.

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

December 31,	2020		2019
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$31,996	$38,773	$32,055	$36,155
Supplemental 364-Day credit facility borrowings	225	225	—	—
Junior subordinated notes(4)	3,411	3,633	4,797	4,953
Virginia Power
Long-term debt(4)	$13,207	$16,455	$12,326	$14,281

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium, and foreign currency remeasurement adjustments. At December 31, 2020 and December 31, 2019, includes the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt of $3 million and $4 million, respectively.

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

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Dominion Energy and Virginia Power’s derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange or clearinghouse to enter, execute or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, letters of credit and other forms of securities, as well as certain other long-term debt, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure.  See Note 18 for further information regarding other long-term debt, in the form of restructured derivatives, subject to offset under master netting or similar agreements. See Note 24 for further information regarding credit-related contingent features for the Companies derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$117	$9	$—	$108	$35	$21	$—	$14
Exchange	49	24	—	25	37	21	—	16
Interest rate contracts:
Over-the-counter	230	13	—	217	11	3	—	8
Foreign currency contracts:
Over-the-counter	—	—	—	—	8	8	—	—
Total derivatives, subject to a master netting or similar arrangement	$396	$46	$—	$350	$91	$53	$—	$38
(1)	Excludes $1 million and $2 million of derivative assets at December 31, 2020 and 2019, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$30	$9	$—	$21	$105	$21	$—	$84
Exchange	24	24	—	—	21	21	—	—
Interest rate contracts:
Over-the-counter	431	13	17	401	606	8	35	563
Foreign currency contracts:
Over-the-counter	—	—	—	—	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$485	$46	$17	$422	$735	$53	$35	$647
(1)	Excludes $1 million and $5 million of derivative liabilities at December 31, 2020 and 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity as of December 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price (1)	65	—
Basis	190	477
Electricity (MWh):
Fixed price	7,932,760	6,825,680
FTRs	45,249,553	—
Interest rate(2)	$850,000,000	$6,058,894,892

(1)      Includes options.

(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheets at December 31, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(1)	$(1)	12 months
Interest rate	(418)	(42)	396 months
Total	$(419)	$(43)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

In connection with the GT&S Transaction, certain cash flow hedges of debt-related items became probable of not occurring.  See Note 3 for further information.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. Gains and losses on derivatives in fair value hedge relationships were immaterial for the years ended December 31, 2020, 2019 and 2018.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(millions)
Long-term debt	$(1,153)	$(1,154)	$(3)	$(4)
(1)	Includes $(1,153) million and $(397) million related to discontinued hedging relationships at December 31, 2020 and December 31, 2019, respectively.

(2)      Includes $(3) million and $3 million of hedging adjustments on discontinued hedging relationships at December 31, 2020 and December 31,          2019, respectively.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2020
ASSETS
Current Assets
Commodity	$—	$58	$58
Interest rate	—	9	9
Total current derivative assets(1)	—	67	67
Noncurrent Assets
Commodity	—	109	109
Interest rate	66	155	221
Total noncurrent derivative assets(2)	66	264	330
Total derivative assets	$66	$331	$397
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	363	10	373
Total current derivative liabilities(3)	363	52	415
Noncurrent Liabilities
Commodity	—	13	13
Interest rate	19	39	58
Total noncurrent derivative liabilities(4)	19	52	71
Total derivative liabilities	$382	$104	$486
At December 31, 2019
ASSETS
Current Assets
Commodity	$30	$37	$67
Interest rate	1	—	1
Total current derivative assets(1)	31	37	68
Noncurrent Assets
Commodity	1	6	7
Interest rate	10	—	10
Foreign currency	8	—	8
Total noncurrent derivative assets(2)	19	6	25
Total derivative assets	$50	$43	$93
LIABILITIES
Current Liabilities
Commodity	$6	$77	$83
Interest rate	321	1	322
Foreign currency	3	—	3
Total current derivative liabilities(3)	330	78	408
Noncurrent Liabilities
Commodity	1	47	48
Interest rate	267	17	284
Total noncurrent derivative liabilities(4)	268	64	332
Total derivative liabilities	$598	$142	$740
(1)

Current derivative assets include $63 million and $61 million in other current assets in Dominion Energy’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The remainder is recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(2)

Noncurrent derivative assets include $330 million and $16 million in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The remainder is recorded in noncurrent assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(3)

Current derivative liabilities include $412 million and $394 million in other current liabilities in Dominion Energy’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The remainder is recorded in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.

(4)

Noncurrent derivative liabilities include $71 million and $329 million in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The remainder is recorded in noncurrent liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$25
Purchased gas		(4)
Discontinued operations		2
Total commodity	$—	$23	$—
Interest rate:
Interest and related charges		$(83)
Discontinued operations		(236)
Total interest rate	$(309)	$(319)	$(332)
Foreign currency(3)	(11)	(6)	—
Total	$(320)	$(302)	$(332)
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$142
Purchased gas		(3)
Discontinued operations		4
Total commodity	$125	$143	$—
Interest rate:
Interest and related charges		$(49)
Discontinued operations		(5)
Total interest rate	$(252)	$(54)	$(255)
Foreign currency(3)	(18)	(6)	—
Total	$(145)	$83	$(255)
Year Ended December 31, 2018
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$(82)
Electric fuel and other energy-related purchases		14
Discontinued operations		(8)
Total commodity	$64	$(76)	$—
Interest rate:
Interest and related charges		$(43)
Discontinued operations		(5)
Total interest rate	$(18)	$(48)	$39
Foreign currency(3)	(6)	(13)	—
Total	$40	$(137)	$39
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2020	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$73	$41	$(11)
Purchased gas	(20)	(22)	4
Electric fuel and other energy-related purchases	(104)	(46)	(9)
Discontinued operations	(11)	(2)	(10)
Interest rate:
Interest and related charges	87	3	—
Discontinued operations	5	—	—
Foreign currency:
Discontinued operations	12	—	—
Total	$42	$(26)	$(26)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$111	$6	$—	$105	$19	$18	$—	$1
Exchange	1	1	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	66	7	—	59	2	—	—	2
Total derivatives, subject to a master netting or similar arrangement	$178	$14	$—	$164	$21	$18	$—	$3
(1)	Excludes $3 million and $3 million of derivative assets at December 31, 2020 and 2019, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2020				December 31, 2019
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$6	$6	$—	$—	$59	$18	$—	$41
Exchange	1	1	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	376	7	—	369	363	—	—	363
Total derivatives, subject to a master netting or similar arrangement	$383	$14	$—	$369	$422	$18	$—	$404
(1)	Excludes $22 million and $44 million of derivative liabilities at December 31, 2020 and 2019, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2020. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	30	—
Basis	134	473
Electricity (MWh):
Fixed price	928,560	350,400
FTRs	45,249,553	—
Interest rate(2)	$850,000,000	$1,200,000,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheets at December 31, 2020:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(60)	$(2)	396 months
Total	$(60)	$(2)

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
(millions)
At December 31, 2020
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	93	93
Interest rate	66	—	66
Total noncurrent derivative assets(2)	66	93	159
Total derivative assets	$66	$115	$181
LIABILITIES
Current Liabilities
Commodity	$—	$28	$28
Interest rate	362	—	362
Total current derivative liabilities	362	28	390
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	14	—	14
Total noncurrent derivatives liabilities (3)	14	1	15
Total derivative liabilities	$376	$29	$405
At December 31, 2019
ASSETS
Current Assets
Commodity	$—	$20	$20
Interest rate	—	—	—
Total current derivative assets(1)	—	20	20
Noncurrent Assets
Commodity	—	2	2
Interest rate	2	—	2
Total noncurrent derivative assets(2)	2	2	4
Total derivative assets	$2	$22	$24
LIABILITIES
Current Liabilities
Commodity	$—	$58	$58
Interest rate	185	—	185
Total current derivative liabilities	185	58	243
Noncurrent Liabilities
Commodity	—	45	45
Interest rate	178	—	178
Total noncurrent derivatives liabilities (3)	178	45	223
Total derivative liabilities	$363	$103	$466
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(37)	$(2)	$(338)
Total	$(37)	$(2)	$(338)
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(30)	$(1)	$(259)
Total	$(30)	$(1)	$(259)
Year Ended December 31, 2018
Derivative type and location of gains (losses):
Interest rate(3)	$2	$(1)	$39
Total	$2	$(1)	$39
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2020	2019	2018
(millions)
Derivative type and location of gains (losses):
Commodity(2)	$(104)	$(45)	$2
Total	$(104)	$(45)	$2

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2020	2019	2018
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$1,583	$653	$2,087
Preferred stock dividends (see Note 19)	(65)	(17)	—
Net income attributable to Dominion Energy from continuing operations - Basic	1,518	636	2,087
Dilutive effect of Series A Preferred Stock	(11)	(28)	—
Net income attributable to Dominion Energy from continuing operations - Diluted	$1,507	$608	$2,087
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1,984)	$705	$360
Average shares of common stock outstanding – Basic	831.0	808.8	654.2
Net effect of dilutive securities(1)	—	0.1	0.7
Average shares of common stock outstanding – Diluted	831.0	808.9	654.9
EPS from continuing operations - Basic	$1.83	$0.79	$3.19
EPS from discontinued operations - Basic	(2.39)	0.87	0.55
EPS attributable to Dominion Energy - Basic	$(0.56)	$1.66	$3.74
EPS from continuing operations - Diluted	1.82	$0.75	$3.19
EPS from discontinued operations - Diluted	(2.39)	0.87	0.55
EPS attributable to Dominion Energy - Diluted	$(0.57)	$1.62	$3.74

(1)	Dilutive securities for 2018 consist primarily of forward sale agreements, effective April 2018 to December 2018. See Note 20 for more information.

The 2019 Equity Units, the 2016 Equity Units, the Dominion Energy Midstream convertible preferred units and the Q-Pipe Transaction deposit are potentially dilutive instruments. See Notes 3, 18, 19 and 20 for additional information. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations for the years ended December 31, 2020 and 2019 as the dilutive stock price threshold was not met. For the years ended December 31, 2020 and 2019, the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of dilutive EPS from continuing operations, but a fair value adjustment is reflected within net income from continuing operations attributable to Dominion Energy for the calculation of diluted EPS from continuing operations, based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation for the year ended December 31, 2020 based upon the expectation Dominion Energy would settle in cash rather than through the issuance of Dominion Energy Common Stock. The 2016 Equity Units were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for years ended December 31, 2019 and 2018 as the dilutive stock price threshold was not met. The Dominion Energy Midstream convertible preferred units were potentially dilutive securities but had no effect on the calculation of diluted EPS from continuing operations for the year ended December 31, 2018. In calculating diluted EPS from continuing operations in connection with the Dominion Energy Midstream convertible preferred units, Dominion Energy applied the if-converted method.

NOTE 9. INVESTMENTS

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $134 million and $120 million at December 31, 2020 and 2019, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2020
Equity securities:(1)
U.S.	$1,756	$2,948	$(24)			$4,680
Fixed income securities:(2)
Corporate debt instruments	572	58	(1)		$—	629
Government securities	1,119	66	(1)		—	1,184
Common/collective trust funds	170	5	—		—	175
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(8)	4	(1)		—	(5)
Total	$3,846	$3,081	$(27)	(4)	$—	$6,900
December 31, 2019
Equity securities:(1)
U.S.	$1,807	$2,451	$(20)			$4,238
Fixed income securities:(2)
Corporate debt instruments	434	29	—			463
Government securities	1,108	39	(2)			1,145
Common/collective trust funds	115	4	—			119
Insurance contracts	214	—	—			214
Cash equivalents and other	13	—	—			13
Total	$3,691	$2,523	$(22)	(4)		$6,192

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $49 million and $1 million at December 31, 2020 and 2019, respectively.
(4)	The fair value of securities in an unrealized loss position was $293 million and $298 million at December 31, 2020 and 2019, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2020	2019	2018
(millions)
Net gains (losses) recognized during the period	$512	$919	$(245)
Less: Net gains recognized during the period on securities sold during the period	(16)	(80)	(58)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$496	$839	$(303)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2020 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$227
Due after one year through five years	506
Due after five years through ten years	505
Due after ten years	750
Total	$1,988

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2020	2019	2018
(millions)
Proceeds from sales	$4,278	$1,712	$1,804
Realized gains(1)	340	195	140
Realized losses(1)	297	96	91

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2020
Equity securities:(1)
U.S.	$929	$1,371	$(21)			$2,279
Fixed income securities:(2)
Corporate debt instruments	315	33	—		$—	348
Government securities	484	25	—		—	509
Common/collective trust funds	58	—	—			58
Cash equivalents and other	3	—	—		—	3
Total	$1,789	$1,429	$(21)	(4)	$—	$3,197
December 31, 2019
Equity securities:(1)
U.S.	$894	$1,144	$(11)			$2,027
Fixed income securities:(2)
Corporate debt instruments	241	15	—			256
Government securities	534	14	(2)			546
Common/collective trust funds	51	—	—			51
Cash equivalents and other	1	—	—			1
Total	$1,721	$1,173	$(13)	(4)		$2,881

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Effective January 2020, changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $10 million at December 31, 2020.
(4)	The fair value of securities in an unrealized loss position was $142 million and $185 million at December 31, 2020 and 2019, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2020	2019	2018
(millions)
Net gains (losses) recognized during the period	$224	$423	$(105)
Less: Net gains recognized during the period on securities sold during the period	(6)	(20)	(32)
Unrealized gains (losses) recognized during the period on securities still held at end of period (1)	$218	$403	$(137)
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2020, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$79
Due after one year through five years	238
Due after five years through ten years	297
Due after ten years	301
Total	$915

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2020	2019	2018
(millions)
Proceeds from sales	$884	$858	$887
Realized gains(1)	88	58	60
Realized losses(1)	68	22	27

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

EQUITY METHOD INVESTMENTS

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

			Investment
Company	Ownership%		Balance			Description
As of December 31,			2020		2019
(millions)
Cove Point	50%	(2)	$2,784		$-	LNG import/export and storage facility
Atlantic Coast Pipeline	53%	(3)	—	(5)	1,123	Gas transmission system
Wrangler	20%		74		77	Nonregulated retail energy marketing
Fowler Ridge	50%	(4)	—		74	Wind-powered nonregulated generation facility
Other(1)	various		76		60
Total			$2,934		$1,334
(1)	Dominion Energy has an $59 million unfunded commitment to be made to Align RNG by the end of 2022.
(2)

Effective November 2020, following the completion of the GT&S Transaction, Dominion Energy began accounting for its 50% noncontrolling interest in Cove Point as an equity method investment.  See discussion below and Note 3 for additional information.

(3)	Dominion Energy owned 53% and 48% of Atlantic Coast Pipeline at December 31, 2020 and 2019, respectively. See discussion below for additional information.
(4)	Dominion Energy sold its 50% noncontrolling interest in Fowler Ridge in September 2020. See discussion below for additional information.
(5)

Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 includes a $1.1 billion liability associated with its investment in Atlantic Coast Pipeline. See discussion below for additional information.

Dominion Energy recorded equity earnings on its investments of $40 million, $8 million and $76 million in 2020, 2019, and 2018, respectively, in other income in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(2.3) billion, $117 million and $67 million in 2020, 2019 and 2018, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions from these investments of $102 million, $38 million and $111 million in 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $213 million and $(35) million, respectively.  At December 31, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized, $227 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(41) million basis difference primarily attributable to an unfunded commitment made to Align RNG.  At December 31, 2019 these differences are comprised of $11 million of equity method goodwill that is not being amortized and a net $(46) million basis difference from Dominion Energy’s investments in Fowler Ridge, Atlantic Coast Pipeline and an unfunded commitment made to Align RNG.

Cove Point

Prior to January 2019, Dominion Energy owned all of the common equity interest in Cove Point except for a preferred equity interest held by Dominion Energy Midstream (entitled to the first $50 million of annual cash distributions made by Cove Point), in which Dominion Energy owned a controlling financial interest and consolidated. As discussed in Note 20, Dominion Energy acquired all outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy in January 2019.  In December 2019, Dominion Energy closed on an agreement to sell a 25% noncontrolling limited partnership interests in Cove Point. In November 2020, in conjunction with the GT&S Transaction, Dominion Energy sold 100% of its general partner interest and 25% of the total limited partner interest in Cove Point.  Dominion Energy retained a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence over, but not control, Cove Point. See Note 3 for further information regarding the sales of interests in Cove Point.

Income before income taxes recorded by Cove Point for 2020, 2019 and 2018 was $511 million, $471 million and $292 million, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations. Subsequent to the closing of the GT&S Transaction through December 31, 2020, earnings attributable to Dominion Energy of $40 million are presented within other income in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $70 million and no contributions to Cove Point from the date of disposal through December 31, 2020.

All activity relating to Dominion Energy’s noncontrolling interest in Cove Point is recorded within Contracted Assets.  See Note 3 for further information regarding the GT&S Transaction.

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

As a result of the determination of the probable abandonment of the Atlantic Coast Pipeline Project in June 2020, Dominion Energy recorded equity method earnings (losses) of $(2.3) billion ($(1.8) billion after-tax) for the year ended December 31, 2020, $117 million ($118 million after-tax) for the year ended December 31, 2019 and $67 million ($67 million after-tax) for the year ended December 31, 2018.  In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment Dominion Energy’s Consolidated Balance Sheets at December 31, 2020 includes a liability of $1.1 billion which reflects Dominion Energy’s obligations to Atlantic Coast Pipeline related to its credit facility and AROs.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. Atlantic Coast Pipeline informed Dominion Energy it intends to terminate and repay the outstanding balance of the revolving credit facility in the first quarter of 2021.  As of December 31, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility. In July 2020, the capacity of the revolving credit facility was reduced from $3.4 billion to $1.9 billion.  Dominion Energy’s Consolidated Balance Sheets include a liability of $6 million and $14 million associated with this guarantee agreement at December 31, 2020 and 2019, respectively. The $1.1 billion liability at December 31, 2020 discussed above includes a $48 million adjustment related to this guarantee agreement that is reflected within equity as a cumulative effect of a change in accounting principle upon adoption of the new credit loss standard in January 2020.

Dominion Energy recorded contributions of $107 million, $186 million and $414 million during 2020, 2019 and 2018, respectively, to Atlantic Coast Pipeline. At December 31, 2019, Dominion Energy had $7 million of contributions payable to Atlantic Coast Pipeline included within other current liabilities in its Consolidated Balance Sheets.

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

DETI provided services to Atlantic Coast Pipeline which totaled $49 million, $103 million and $203 million in 2020 (prior to closing of the GT&S Transaction), 2019 and 2018, respectively, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income. Amounts receivable related to these services were $7 million at December 31, 2019, composed entirely of accrued unbilled revenue, included in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

All activity relating to Atlantic Coast Pipeline is recorded within the Corporate and Other segment.

Blue Racer

In December 2018, Dominion Energy sold its 50% limited partnership interest in Blue Racer for up-front cash consideration of $1.05 billion and additional consideration of $150 million, subject to increase for interest costs effective March 2019, payable upon the purchaser’s availability of cash. The additional consideration was recorded at a fair value of $150 million on the date of sale following a discounted cash flow model and is included within other receivables in the Consolidated Balance Sheets at December 31, 2018. The valuation is considered a Level 3 fair value measurement due to the use of judgment and unobservable inputs, including projected timing and amount of future cash flows and a discount rate reflecting risks inherent in the future cash flows.  As a result of the sale, Dominion Energy recognized a gain of $546 million ($390 million after-tax), included in other income in its Consolidated Statements of Income for the year ended December 31, 2018. In addition, the purchaser agreed to pay additional consideration contingent upon the achievement of certain financial performance milestones of Blue Racer from 2019 through 2021. Pursuant to the purchase agreement, the aggregate will not exceed $300 million, which represents a gain contingency, and, as a result, Dominion Energy will not recognize any additional gain unless such consideration is realizable. Blue Racer did not achieve the 2019 or 2020 financial performance milestones set forth in the sale agreement.  In the first quarter of 2019, Dominion Energy received $151 million of additional consideration, including applicable interest, in connection with this sale.

All activity relating to Blue Racer is recorded within the Corporate and Other segment.

Fowler Ridge

In September 2020, Dominion Energy sold its 50% noncontrolling partnership interest in Fowler Ridge to BP and terminated an affiliate’s long-term power, capacity and renewable energy credit contract with Fowler Ridge for a net payment by Dominion Energy of $150 million. The $150 million payment was allocated between the contract termination and sale based on the relative fair value of each using an income approach. The fair value determinations for the payment allocations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including the amount of future cash flows and discount rate reflecting risks inherent in the future cash flows and market prices. Dominion Energy recognized a loss of $221 million ($165 million after-tax) on the contract termination, included in impairment of assets and other charges in its Consolidated Statements of Income for the year ended December 31, 2020, reflected in the Corporate and Other segment.

All activity relating to Fowler Ridge, unless otherwise specified, is recorded within Contracted Assets.

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

The initial contribution, consisting of SEMI, closed in December 2019 for which Dominion Energy received $301 million in cash proceeds and a 20% noncontrolling ownership interest in Wrangler with an initial fair value of $75 million estimated using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $147 million, net of a $73 million write-off of goodwill, presented in gains on sales of assets, and an associated tax expense of $82 million, in the Consolidated Statements of Income for the year ended December 31, 2019.

The second contribution, consisting of certain nonregulated natural gas retail energy contracts, closed in November  2020 for which Dominion Energy received $74 million in cash proceeds and retained a 20% noncontrolling ownership interest through its ownership interest in Wrangler in the contracts valued at $13 million using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $64 million presented in gains on sales of assets, and an associated tax expense of $19 million, in the Consolidated Statements of Income for the year ended December 31, 2020. Dominion Energy’s Consolidated Balance Sheets at December 31, 2019 included $41 million presented in current assets held for sale.

In 2021, under the terms of the agreement, Dominion Energy expects to contribute its remaining nonregulated natural gas retail energy marketing operations to Wrangler. As a result of this contribution, Dominion Energy will receive additional cash consideration which will be based upon future financial performance. When this future contribution occurs, Dominion Energy expects to retain a 20% noncontrolling ownership interest in Wrangler.

As of December 31, 2020, $63 million of assets and $15 million of liabilities associated with the remaining nonregulated retail energy marketing operations to be contributed to Wrangler in December 2021 were classified as held for sale and were included in current assets held for sale and current liabilities held for sale on Dominion Energy’s Consolidated Balance Sheets, respectively.  The related disposal group is primarily comprised of customer receivables, goodwill, inventories, and account payables.

All activity relating to Wrangler is recorded within the Corporate and Other segment.

Other- Catalyst Old River Hydroelectric Limited Partnership

In September 2018, Dominion Energy completed the sale of its 25% limited partnership interest in Catalyst Old River Hydroelectric Limited Partnership and received proceeds of $91 million. The sale resulted in a gain of $87 million ($63 million after-tax), which is included in other income in Dominion Energy’s Consolidated Statements of Income, reflected in the Corporate and Other segment.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2020	2019
(millions)
Dominion Energy
Utility:
Generation	$22,697	$25,317
Transmission	14,351	13,472
Distribution	27,311	25,746
Storage	436	428
Nuclear fuel	2,283	2,296
General and other	4,130	3,978
Plant under construction	3,350	2,377
Total utility	74,558	73,614
Non-jurisdictional - including plant under construction	1,225	854
Nonutility:
Nonregulated generation-nuclear	1,736	1,652
Nonregulated generation-other	3,268	3,985
Nuclear fuel	1,012	930
Other-including plant under construction	1,160	1,008
Total nonutility	7,176	7,575
Total property, plant and equipment	$82,959	$82,043
Virginia Power
Utility:
Generation	$16,769	$19,552
Transmission	11,000	10,229
Distribution	12,839	12,095
Nuclear fuel	1,709	1,688
General and other	845	825
Plant under construction	2,338	1,784
Total utility	45,500	46,173
Non-jurisdictional - including plant under construction	1,225	854
Other	11	11
Total property, plant and equipment	$46,736	$47,038

Jointly-Owned Power Stations

The Companies proportionate share of jointly-owned power stations at December 31, 2020 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,064	2,587	609	1,292	1,519
Accumulated depreciation	(688)	(1,359)	(260)	(482)	(676)
Nuclear fuel	—	793	—	573	575
Accumulated amortization of nuclear fuel	—	(661)	—	(444)	(354)
Plant under construction	3	158	1	78	61

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion Energy.

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly-owned facilities in the same proportion as their respective ownership interest. The Companies report their share of operating costs in the appropriate operating expense (electric fuel and other energy-related purchases, other operations and maintenance, depreciation, depletion and amortization and other taxes, etc.) in the Consolidated Statements of Income.

Sale of Certain Retail Energy Marketing Assets

In October 2017, Dominion Energy entered into an agreement to sell certain assets associated with its nonregulated retail energy marketing operations. The first phase of the agreement closed in December 2017. Dominion Energy closed the second phase of the agreement in October 2018 for $63 million, which resulted in the recognition of a $65 million ($49 million after-tax) benefit included in gains on sales of assets in Dominion Energy’s Consolidated Statements of Income. Pursuant to the agreement, Dominion Energy entered into a commission agreement with the buyer upon the first closing in December 2017 under which the buyer will pay a commission in connection with the right to use Dominion Energy’s brand in marketing materials and other services over a ten-year term.

Sale of Certain Nonregulated Generation Facilities

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

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
September 2017	October 2018	North Carolina	Pecan	$140	December 2018	75
September 2017	June 2019	North Carolina	Gutenberg	142	September 2019	80
June 2018	February 2019	Virginia	Gloucester	37	April 2019	20
August 2018	May 2019	Virginia	Grasshopper	128	October 2020	80
August 2018	May 2019	North Carolina	Chestnut	127	January 2020	75
June 2019	June 2019	Virginia	Ft. Powhatan	270	Expected 2021	150
June 2019	August 2019	Virginia	Belcher	165	Expected 2021	88
August 2019	November 2019	Virginia	Bedford	110	Expected 2021	70
October 2019	October 2019	Virginia	Maplewood	185	Expected 2022	120
December 2019	January 2020	Virginia	Rochambeau	35	Expected 2021	20
May 2020	May 2020	Virginia	Pumpkinseed	130	Expected 2022	60

(1) Includes acquisition costs.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
August 2019	August 2019	Virginia	Greensville	$127	December 2020	80
August 2019	August 2019	Virginia	Myrtle	32	June 2020	15
September 2019	September 2019	South Carolina	Seabrook	103	December 2019	72
November 2019	November 2019	North Carolina	Wilkinson	153	December 2019	74
May 2020	May 2020	South Carolina	Blackville	12	December 2020	7
May 2020	May 2020	South Carolina	Denmark	14	December 2020	6
May 2020	August 2020	South Carolina	Yemassee	17	January 2021	10
May 2020	October 2020	South Carolina	Trask	25	Expected 2021	12
June 2020	June 2020	Ohio	Hardin I	240	Split(2)	150
July 2020	July 2020	Virginia	Madison	125	Expected 2022	62
August 2020	Expected 2022	Ohio	Hardin II	295	Expected 2023	150

(1) Includes acquisition costs.

(2) In December 2020 and January 2021, 97 MW and 53 MW of the project commenced commercial operations, respectively.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates in 2020 or 2021. Through February 2021, Dominion Energy anticipates a total projected cost of approximately $61 million under these agreements with an associated aggregate generation capacity of 30 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Acquisition of Gathering and Processing Assets

In March 2020, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase existing natural gas gathering systems including pipelines, compressors and dehydration equipment for total consideration of $38 million. These facilities gather natural gas in Colorado, Utah and Wyoming.

Non-Wholly-Owned Nonregulated Solar Facilities

In the third quarter of 2020, Dominion Energy performed a strategic review of its long-term intentions for its contracted nonregulated solar generation assets in partnerships outside of its core electric service territories in consideration of the impact of the VCEA and Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations. Based on an evaluation of Dominion Energy’s interests in these long-lived assets for recoverability under a probability weighted approach, Dominion Energy determined the assets were impaired. As a result of this evaluation, Dominion Energy recorded a charge of $665 million ($293 million after-tax attributable to Dominion Energy and $267 million attributable to noncontrolling interest) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2020 to adjust the property, plant and equipment down to its estimated fair value of $1.4 billion. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

In September 2020, Dominion Energy updated its operating segments following the July 2020 agreement to sell its gas transmission and storage operations to BHE. See Note 3 for information on the goodwill recast to held for sale associated with the GT&S Transaction and Q-Pipe Transaction. In addition, goodwill associated with Dominion Energy’s nonregulated retail energy marketing operations was reassigned to the Corporate and Other segment using a relative fair value allocation approach with the historical information recast herein. The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2018(1)	$2,106	$2,497	$—	$242	$14	$4,859
SCANA Combination (2)	—	1,015	1,521	—	73	2,609
Contribution of SEMI to Wrangler(3)	—	—	—	—	(73)	(73)
Balance at December 31, 2019(1)	$2,106	$3,512	$1,521	$242	$14	$7,395
Contribution to Wrangler(3)	—	—	—	—	(14)	(14)
Balance at December 31, 2020(1)	$2,106	$3,512	$1,521	$242	$—	$7,381

(1) Goodwill amounts do not contain any accumulated impairment losses.

(2) See Note 3 for more information on the SCANA Combination. As a result of the December 2019 segment realignment, the acquired goodwill was reassigned using a relative fair value approach.

(3) See Note 9 for additional information including amounts reclassified to held for sale at December 31, 2020.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for intangible assets was $69 million, $95 million and $72 million for 2020, 2019 and 2018, respectively. In 2020, Dominion Energy acquired $152 million of intangible assets, primarily representing software and right-of-use assets, with an estimated weighted-average amortization period of approximately 11 years. Amortization expense for Virginia Power’s intangible assets was $28 million, $30 million and $31 million for 2020, 2019 and 2018, respectively. In 2020, Virginia Power acquired $95 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of 11 years.

The components of intangible assets are as follows:

	2020		2019
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other	$1,295	$530	$1,162	$477
Virginia Power
Software, licenses and other	$482	$148	$406	$135

Annual amortization expense for these intangible assets is estimated to be as follows:

	2021	2022	2023	2024	2025
(millions)
Dominion Energy	$77	$56	$42	$34	$26
Virginia Power	$32	$18	$12	$9	$6

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2020	2019
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred project costs and DSM programs for gas utilities(2)	35	21
Unrecovered gas costs(3)	78	99
Deferred rider costs for Virginia electric utility(4)(5)	98	109
Deferred nuclear refueling outage costs(6)	53	68
NND Project costs(7)	138	138
PJM transmission rates(8)	71	121
Other	226	267
Regulatory assets-current	699	871
Pension and other postretirement benefit costs(9)	1,363	1,431
Deferred rider costs for Virginia electric utility(4)(5)(10)(11)	311	235
PJM transmission rates(8)	46	85
Deferred project costs for gas utilities(2)	632	521
Interest rate hedges(12)	1,042	709
AROs and related funding(13)	331	311
Cost of reacquired debt(14)	245	262
NND Project costs(7)	2,364	2,503
Ash pond and landfill closure costs(15)	2,301	1,016
Other	498	579
Regulatory assets-noncurrent	9,133	7,652
Total regulatory assets	$9,832	$8,523
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$58	$—
Provision for future cost of removal and AROs(16)	183	124
Reserve for refunds and rate credits to electric utility customers(17)	128	143
Reserve for future credits to Virginia electric customers(18)	120	—
Cost-of-service impact of 2017 Tax Reform Act(19)	12	4
Income taxes refundable through future rates(20)	124	71
Monetization of guarantee settlement(21)	67	67
Other	117	46
Regulatory liabilities-current	809	455
Income taxes refundable through future rates(20)	4,376	4,529
Provision for future cost of removal and AROs(16)	2,150	2,208
Nuclear decommissioning trust(22)	1,719	1,471
Monetization of guarantee settlement(21)	903	970
Reserve for refunds and rate credits to electric utility customers(17)	540	656
Overrecovered other postretirement benefit costs(23)	111	54
Other	388	316
Regulatory liabilities-noncurrent	10,187	10,204
Total regulatory liabilities	$10,996	$10,659

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(5)

As a result of actions from the Virginia Commission in the first quarter of 2019 regarding the ratemaking treatment of excess deferred taxes from the adoption of the 2017 Tax Reform Act for all existing riders, Virginia Power recorded a $29 million ($22 million after-tax) charge in operating revenue in the Consolidated Statements of Income for amounts probable of being returned to customers primarily in 2019 and 2020.

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

(11)

During the second quarter of 2020, Virginia Power recorded a charge of $16 million ($15 million after-tax) in impairment of assets and other charges (reflected in the Corporate and Other segment)  to write off the balance of a regulatory asset for which it is no longer seeking recovery.

(12)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of December 31, 2020.

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

(14)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 26 years as of December 31, 2020.

(15)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCRs to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 14 for additional information. As a result of the March 2020 planned early retirement of certain facilities, amounts recoverable through riders were reclassified from property, plant and equipment.

(16)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(17)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 for more information.

(18)

Represents a reserve for benefits expected to be provided through the use of a CCRO in accordance with the GTSA to jurisdictional retail electric customers in Virginia in connection with the 2021 Triennial Review.  See Note 13 for additional information.

(19)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 for more information.

(20)

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

(21)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement. See Note 3 for more information.

(22)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(23)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31,	2020	2019
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$—	$48
Deferred rider costs(2)(3)	98	109
Deferred nuclear refueling outage costs(4)	53	68
PJM transmission rates(5)	71	121
Other	73	87
Regulatory assets-current	295	433
Deferred rider costs(2)(3)(6)(7)	311	235
PJM transmission rates(5)	46	85
Interest rate hedges(8)	733	404
Ash pond and landfill closure costs(9)	2,301	1,016
Other	118	123
Regulatory assets-noncurrent	3,509	1,863
Total regulatory assets	$3,804	$2,296
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$58	$—
Provision for future cost of removal(10)	152	103
Reserve for future credits to Virginia electric customers(11)	120	—
Income taxes refundable through future rates(12)	54	54
Other	41	10
Regulatory liabilities-current	425	167
Income taxes refundable through future rates(12)	2,404	2,438
Nuclear decommissioning trust(13)	1,719	1,471
Provision for future cost of removal(10)	980	1,054
Deferred cost of fuel used in electric generation(1)	54	30
Other	181	81
Regulatory liabilities-noncurrent	5,338	5,074
Total regulatory liabilities	$5,763	$5,241

(1)	Reflects deferred fuel expenses for Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
(2)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects, net of excess deferred income taxes from the 2017 Tax Reform Act. See Note 13 for more information.

(3)

As a result of actions from the Virginia Commission in the first quarter of 2019 regarding the ratemaking treatment of excess deferred taxes from the adoption of the 2017 Tax Reform Act for all existing riders, Virginia Power recorded a $29 million ($22 million after-tax) charge in operating revenue in the Consolidated Statements of Income for amounts probable of being returned to customers primarily in 2019 and 2020.

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

(7)

During the second quarter of 2020, Virginia Power recorded a charge of $16 million ($15 million after-tax) in impairment of assets and other charges (reflected in the Corporate and Other segment) to write off the balance of a regulatory asset for which it is no longer seeking recovery.

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of December 31, 2020.

(9)

Primarily reflects legislation enacted in Virginia in March 2019 which requires any CCR unit located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through recycling for beneficial reuse. Subject to approval by the Virginia Commission, amounts are expected to be collected over a period between 15 and 18 years commencing no earlier than 2021. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 14 for additional information. As a result of the March 2020 planned early retirement of certain facilities, amounts recoverable through riders were reclassified from property, plant and equipment.

(10)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(11)

Represents a reserve for benefits expected to be provided through the use of a CCRO in accordance with the GTSA to jurisdictional retail electric customers in Virginia in connection with the 2021 Triennial Review.  See Note 13 for additional information.

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

At December 31, 2020, Dominion Energy and Virginia Power regulatory assets include $4.5 billion and $3.2 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

FERC—ELECTRIC

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market based rate authority, sells electricity in the PJM wholesale market and to wholesale purchasers in Virginia and North Carolina. DESC sells electricity to wholesale purchasers in its balancing authority area under its electric cost based tariff and to wholesale purchasers outside of its balancing authority area under its market based rate authority. Dominion Energy’s nonregulated generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Indiana, Connecticut, Tennessee, Georgia, California, Ohio, South Carolina and Utah, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

FERC—GAS

In July 2017, FERC audit staff communicated to DETI that it had substantially completed an audit of DETI’s compliance with the accounting and reporting requirements of FERC’s Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report which had the potential to result in adjustments which could have been material to Dominion Energy’s results of operations.  In December 2017, DETI provided its response to the audit report. In 2018, DETI recognized a charge of $129 million ($94 million after-tax) recorded within discontinued operations in Dominion Energy’s Consolidated Statements of Income for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with FERC. In November 2020, Dominion Energy completed the sale of DETI as part of the GT&S Transaction.

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

In September 2018, the Virginia Commission issued an order directing Virginia Power to submit a filing quantifying the impacts of the 2017 Tax Reform Act. In March 2019, the Virginia Commission issued an order approving an annual revenue reduction of approximately $183 million effective April 2019 and ordered Virginia Power to implement the one-time customer credit on or before July 1, 2019. In the second quarter of 2019, Virginia Power refunded to customers $132 million.

In August 2018, Virginia Power filed with FERC to waive protocols and begin reflecting projected tax reform benefits of approximately $100 million through the transmission formula rate prior to the normal formula rate process. FERC granted the waiver and the amounts began being reflected in customer billings in November 2018 reflecting the adjustment effective January 1, 2018.

In October 2018, the North Carolina Commission issued an order requesting companies file to reduce base rates expeditiously. In March 2019, the North Carolina Commission issued an order approving Virginia Power’s proposed annual base rate revenue decrease of approximately $14 million effective in early 2019 and one-time bill credit for its 2018 tax savings collected provisionally from customers. In the second quarter of 2019, Virginia Power refunded to customers $13 million.

In March 2019, Questar Gas filed with the Utah and Wyoming Commissions as to the impact of excess deferred income taxes resulting from the 2017 Tax Reform Act. Questar Gas proposed to return the 2018 amortization of excess deferred income taxes to customers and to incorporate the remaining excess deferred income tax impact in its next general rate cases in each jurisdiction. The Utah Commission issued an order effective March 2020 approving Questar Gas’ proposal to refund the January 2019 through February 2020 amortization of excess deferred income taxes over 12 months beginning in June 2020. Additionally, new base rates that went into effect in Utah on March 1, 2020 include the prospective impacts of sharing excess deferred income taxes with customers. In April 2020, at the request of the Wyoming Commission, this matter was considered in conjunction with the base rate case that was filed in November 2019. In June 2020, the Wyoming Commission approved a proposal to share the benefits of deferred income taxes for the period January 2018 through August 2020 with customers over a one year period beginning in September 2020. In addition, new base rates that went into effect in Wyoming in September 2020 include the prospective impacts of sharing excess deferred income taxes with customers.

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

In connection with the SCANA Merger Approval Order, the South Carolina Commission approved DESC’s provision of approximately $100 million in bill credits related to the 2017 Tax Reform Act’s impact on retail electric customer rates for the period beginning January 2018 through January 2019. These credits have been included in bills rendered on and after the first billing cycle of February 2019. In addition, the South Carolina Commission approved a tax rider whereby the effects of the reduction in the corporate income tax rate resulting from the 2017 Tax Reform Act will benefit retail electric customers. This tax rider reduced base rates to customers by $63 million in 2019 and $66 million in 2020. Unamortized excess deferred income taxes that remained at the end of 2020 will be considered in future rate proceedings.

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

Other Regulatory Matters

Virginia Regulation

Regulation Act

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

In November 2019, the Virginia Commission approved a 9.2% general ROE for Virginia Power’s non-transmission rate adjustment clauses and for purposes of determining Virginia Power’s base rate earnings in the 2021 Triennial Review.

In 2020, Virginia Power recorded a charge of $130 million ($97 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for benefits expected to be provided through the use of a CCRO in accordance with the GTSA.  This charge reflects benefits expected to be provided to jurisdictional customers as a result of the 2021 Triennial Review as well as the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology.

Grid Transformation and Security Act of 2018

In March 2018, the GTSA reinstated base rate reviews commencing with the 2021 Triennial Review which will occur one year earlier than under the Regulation Act legislation enacted in February 2015.

In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include in a CCRO. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a CCRO. Any costs that are the subject of a CCRO may not be recovered in base rates for the service life of the projects and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. In the 2021 review, any such rate reduction is limited to $50 million.

The legislation also includes provisions requiring Virginia Power to provide current customers one-time rate credits totaling $200 million and to reduce base rates to reflect reductions in income tax expense resulting from the 2017 Tax Reform Act. As a result, Virginia Power incurred a $215 million ($160 million after-tax) charge (reflected in the Corporate and Other segment during 2018) in connection with this legislation, including the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology. In July 2018 and January 2019, Virginia Power credited $138 million and $77 million, respectively, to current customers’ bills.

In addition, Virginia Power reduced base rates on an annual basis by $125 million effective July 2018, to reflect the estimated effect of the 2017 Tax Reform Act. In March 2019, the Virginia Commission directed an annual revenue reduction of $183 million in rates for generation and distribution services pursuant to the GTSA effective April 2019.

In January 2019, the Virginia Commission issued an order approving capital spending for the first three years of Virginia Power’s ten-year plan totaling $68 million for electric distribution grid transformation projects as authorized by the GTSA on cyber and physical security and related telecommunications infrastructure (Phase IA). The Virginia Commission declined to approve certain of the proposed components for the first three years of the plan, the proposed spending for which was not found reasonable and prudent based on the record in the proceeding.

In September 2019, Virginia Power filed a revised plan which included six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) telecommunications infrastructure; (v) cyber security; and (vi) a smart charging electric vehicle infrastructure pilot program (Phase IB). For Phase IB, the total proposed capital investment during 2019 – 2021 is $503 million and the proposed operations and maintenance investment was $78 million. In March 2020, the Virginia Commission issued an order approving $212 million of costs related to a new customer information platform, targeted grid hardening and corridor improvements, an electric vehicle Smart Charging Infrastructure Pilot Program, cyber security, stakeholder engagement and customer education and denied the costs associated with AMI, self-healing grid and certain other grid hardening projects alleging that Virginia Power did not prove the reasonableness and prudency of these costs. In April 2020, Virginia Power filed a petition for reconsideration of the Virginia Commission’s order and requested clarification of certain matters, including the Smart Charging Infrastructure Pilot Program.  Additionally, Virginia Power requested clarification of certain matters relating to an AMI time-of-use rate and the smart charging electric vehicle infrastructure pilot program. Subsequently, in April 2020, the Virginia Commission denied in full Virginia Power’s petition for reconsideration; however, it stated that its March 2020 order contained all necessary approvals for the smart charging electric vehicle infrastructure pilot program. Virginia Power intends to file a revised plan in 2021.

Utility Disconnection Moratorium Legislation

In November 2020, legislation was enacted in Virginia relating to the moratorium on utility disconnections during the COVID-19 pandemic and resulted in Virginia Power forgiving Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of September 30, 2020. As a result, Virginia Power recorded a charge of $127 million ($94 million after-tax) in impairment of assets and other charges (reflected in the Corporate and Other segment). For the purposes of Virginia Power’s 2021 Triennial Review, the charge is excluded from Virginia Power’s cost of service for purposes of determining any test period earnings and determining any future rates. To the extent that the Virginia Commission determines total earnings for the test period to be above Virginia Power’s authorized earnings band, the forgiven balance amounts are offset against the excess earnings in the determination of any customer bill credits, or utilization of a CCRO, as part of the 2021 Triennial Review.

Virginia 2020 Legislation

In April 2020, the Governor of Virginia signed into law the VCEA, which along with related legislation forms a comprehensive framework affecting Virginia Power’s operations.  The VCEA replaces Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045.  The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and directs Virginia to participate in a carbon trading program. While the legislation affects several portions of Virginia Power’s operations, key provisions of the GTSA remain in effect, including the triennial review structure and timing, the use of the CCRO and the $50 million cap on revenue reductions in the first triennial review proceeding. Key provisions of the VCEA and related legislation passed include the following:

•

Fossil Fuel Electric Generation:  The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposes a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities, which could result in the reversal of previous retirement costs deemed recovered during the review period ending 2020. As discussed in Note 2, Virginia Power had recorded charges for early retirement of certain coal- and oil-fired generating units in the first quarters of 2020 and 2019. Virginia Power also revised the depreciable lives of Altavista, Southampton and Hopewell for the mandated retirement to the end of 2028, which will not have a material impact to Virginia Power’s results of operations or cash flows given the existing regulatory framework.

•

Renewable Generation: The legislation provides a detailed renewable energy portfolio standard to achieve 100% zero-carbon generation by the end of 2045, excluding existing nuclear generation and certain new carbon-free resources. Components include requirements to petition the Virginia Commission for approval to construct or acquire new generating capacity to reach 16.1 GW of installed solar and onshore wind by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation deems 2.7 GW of energy storage, including up to 800 MW for any one project which may include a pumped storage facility, by the end of 2035 to be in the public interest. The legislation also deems the construction or purchase of an offshore wind facility constructed off the Virginia coast with a capacity of up to 5.2 GW before 2035 to be in the public interest and provides certain presumptions facilitating cost recovery. The costs of such a facility constructed by the utility with a capacity between 2.5 and 3.0 GW will be presumed reasonably and prudently incurred if the Virginia Commission finds that the project meets competitive procurement requirements, the projected cost of the facility does not exceed a specified industry benchmark and the utility commences construction by the end of 2023 or has a plan for the facility to be in service by the end of 2027. Projects to meet these requirements are subject to approval by the Virginia Commission.

•

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

•

Carbon trading program:  The legislation directs Virginia Power to participate in a market-based carbon trading program consistent with RGGI through 2050. All costs of the carbon trading program are recoverable through an environmental rider.

•

Low-income customers:  The legislation includes the establishment of a percentage of income payment program to be administered by the Virginia Department of Housing and Community Development and the Virginia Department of Social Services.  To fund the program, Virginia Power will remit amounts collected from customers under a universal service fee established and set by the Virginia Commission. As such, this program will not affect Virginia Power’s results of operations, financial position or cash flows. In December 2020, the Virginia Commission issued a final order confirming a revenue requirement of $93 million related to this program. Implementation details and the effective date of the program will be established in future legislation prior to collection of fees from customers.

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

Virginia Fuel Expenses

In February 2020, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2020 and a projected over-recovery of approximately $81 million for the prior year balance as of June 30, 2020. Virginia Power requested that the new fuel factor rate be implemented on an interim basis two months early, beginning on May 1, 2020. In March 2020, the Virginia Commission approved interim rates. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of approximately $393 million when applied to projected kilowatt-hour sales for the rate year beginning May 1, 2020. In June 2020, the Virginia Commission approved a revised fuel rate based on an updated projected over-recovery of $103 million from the prior year balance as of June 30, 2020.

Solar Facility Projects

In May 2020 and July 2020, Virginia Power entered into and closed on separate agreements to acquire Grassfield Solar, Norge Solar and Sycamore Solar. The projects are expected to cost approximately $170 million in aggregate once constructed, including the initial acquisition cost. The facilities are expected to generate 82 MW combined and be placed into service in 2021 and 2022. In October 2020, Virginia Power filed an application with the Virginia Commission for CPCNs to construct and operate these projects as part of its efforts to meet the renewable generation development requirements under VCEA.  This matter is pending.

In December 2020, Virginia Power entered into and closed on separate agreements to acquire Fountain Creek Solar and Otter Creek Solar. The projects are expected to cost approximately $280 million in aggregate once constructed, including the initial acquisition cost.  The facilities are expected to generate 140 MW combined and be placed into service by the end of 2023. Virginia Power expects to file with the Virginia Commission for CPCNs to construct and operate these projects as well as a rider to recover the costs associated with the recovery of certain renewable generation facilities in Virginia by the end of 2021.

Riders

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2020, Virginia Power proposed a $1 billion total revenue requirement consisting of $474 million for the transmission component of Virginia Power’s base rates and $529 million for Rider T1 for the rate year beginning September 1, 2020. This total revenue requirement represents a $73 million increase versus the revenues to be produced during the rate year under current rates. In July 2020, the Virginia Commission approved the filing.

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

•

The Virginia Commission previously approved Riders C1A, C2A and C3A in connection with cost recovery for DSM programs. In December 2019, Virginia Power filed a petition to approve an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $186 million cost cap, and proposed a total $60 million revenue requirement for the rate year beginning September 1, 2020. This total revenue requirement represents an $11 million increase over the previous year. In July 2020, the Virginia Commission approved the filing. In December 2020, Virginia Power filed a petition to approve an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $162 million cost cap, and proposed a total $78 million revenue requirement for the rate year beginning September 1, 2021. This total revenue requirement represents an $18 million increase over the previous year.  Virginia Power also requested approval to establish a new Rider C4A in connection with cost recovery for DSM programs. This matter is pending.

•

In October 2020, Virginia Power applied for approval of Rider CE associated with Grassfield Solar, Norge Solar and Sycamore Solar described above.  Virginia Power proposed an $11 million revenue requirement for the rate year beginning June 1, 2021.  This matter is pending.

•

Pursuant to Virginia legislation, Virginia Power can recover costs associated with participating in a market-based carbon trading program consistent with RGGI.  In December 2020, Virginia Power filed for approval of Rider RGGI with a proposed $167 million revenue requirement for the rate year beginning August 1, 2021. This matter is pending.

•

Pursuant to the VCEA, Virginia Power can recover costs of compliance with the mandatory renewable portfolio standard program. In December 2020, Virginia Power filed for approval of Rider RPS with a proposed $13 million revenue requirement for the rate year beginning August 1, 2021. This matter is pending.

•	Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider US-3	July 2019	March 2020	June 2020	$28	$18
Rider BW	October 2019	June 2020	September 2020	99	(20)
Rider US-2	October 2019	July 2020	September 2020	10	(5)
Rider E	January 2020	September 2020	November 2020	85	(19)
Rider B	June 2020	Pending	April 2021	24	(8)
Rider GV	June 2020	Pending	April 2021	154	22
Rider R	June 2020	Pending	April 2021	59	15
Rider S	June 2020	Pending	April 2021	194	(1)
Rider W	June 2020	Pending	April 2021	120	14
Rider US-3	July 2020	Pending	June 2021	39	10
Rider US-4	July 2020	Pending	June 2021	12	4
Rider BW	October 2020	Pending	September 2021	113	14
Rider US-2	October 2020	Pending	September 2021	10	—
Rider E	January 2021	Pending	November 2021	67	(18)

Electric Transmission Projects

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20  miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed.  In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied the request for rehearing and ordered the U.S. District Court for the D.C. Circuit to consider and issue a ruling on whether the permit should be vacated during the U.S. Army Corps of Engineers’ preparation of an environmental impact statement. In November 2019, the U.S. District Court for the D.C. Circuit issued an order allowing the permit to remain in effect while an environmental impact statement is prepared. In November 2020, the U.S. Army Corps of Engineers issued a draft environmental impact statement noting there is no better alternative. This matter is pending

In December 2019, Virginia Power filed an application with the Virginia Commission for a CPCN to construct a new Evergreen Mills switching station and add approximately one mile of overhead 230 kV double circuit transmission lines from both the existing Brambleton-Yardley Ridge line and Brambleton-Poland Road line in Loudoun County, Virginia, estimated to cost approximately $30 million. In May 2020, the Virginia Commission issued an order approving in part and denying in part the petition. The Virginia Commission approved Virginia Power’s request to construct the new Evergreen Mills switching station and the new 230 kV double circuit transmission line from the existing Brambleton-Yardley Ridge line with a total estimated cost of $25 million.

Additional significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild and operate five segments between the Loudoun and Ox substations	August 2019	June 2020	230 kV	19	70
Build new Lockridge substation and line loop in Loudon County, Virginia	December 2019	October 2020	230 kV	< 1	35
Bristers-Ladysmith Rebuild Project in the Counties of Fauquier, Stafford, Spotsylvania and Caroline, Virginia	May 2020	February 2021	500 kV	37	110
Relocate and replace a transmission line underground between the Tysons substation and the future Spring Hill substation	September 2020	Pending	230 kV	< 1	30
Rebuild an existing transmission line and install new line adjacent thereto in the Counties of New Kent, King William, King and Queen, Essex and Richmond, Virginia	October 2020	Pending	230 kV	41	100
Rebuild Clubhouse - Dry Bread Line and Dry Bread - Lakeview Line in Greensville County, Virginia	November 2020	Pending	230 kV	13	20
Rebuild transmission lines and related projects in the Counties of York and James City and the City of Williamsburg, Virginia	January 2021	Pending	230 kV	11	30

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

North Carolina Fuel Filing

In August 2020, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. In January 2021, the North Carolina Commission approved a total $16 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2021.

Pipeline Integrity and Safety Program

The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. In September 2020, the North Carolina Commission approved PSNC’s request to increase the integrity management annual revenue requirement to $31 million, an increase of $3 million over its previous filing, effective September 2020.

In February 2021, the North Carolina Commission approved PSNC’s request to increase the integrity management annual revenue requirement to $33 million, an increase of $2 million over its previous filing, effective March 2021.

South Carolina Regulation

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $178 million, or 7.75%, based on an adjusted test year data, effective on or after the first billing cycle of March 2021. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers.  DESC presented an earned ROE of 5.90% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE equal to the current authorized earned ROE of 10.25% established in the previous rate case in 2012. In January 2021, the South Carolina Commission approved a proposal made by the South Carolina Office of Regulatory Staff, and agreed to by DESC and other intervenors, to stay the base rate case due to the current economic conditions and to allow the parties more time to negotiate a settlement with a final order to be issued no later than August 2021.  In connection with this order, DESC, the South Carolina Office of Regulatory Staff and other parties of record are to provide monthly updates to the South Carolina Commission on the progress towards reaching a negotiated settlement. This matter is pending.

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

In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. This matter is pending.

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

In February 2021, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment would increase annual base fuel component recoveries by approximately $36 million and is designed to recover DESC’s current base fuel costs, net of the existing over-collected balance, over the 12-month period beginning with the first billing cycle of May 2021. In addition, DESC proposed a decrease to its variable environmental component and an increase to its distributed energy resource component. This matter is pending.

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

In April 2020, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2019 costs. The filing reflects gross plant investment for 2019 of $209 million, cumulative gross plant investment of $1.8 billion and a revenue requirement of $218 million.

In December 2020, East Ohio filed an application with the Ohio Commission requesting approval to extend the PIR program for an additional five years upon expiration of the current authorization at the end of 2021. East Ohio proposed continued capital investment increases of 3% per year, with related increases in the annual rate-increase caps. In its application, East Ohio proposed that the new five-year period should include investment through December 31, 2026. This case is pending.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its pipeline system and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation.  In May 2019, East Ohio filed an application for an alternative rate plan to establish a CEP rider to recover existing CEP-related deferrals and to establish an ongoing recovery mechanism for future deferrals.  The filing reflects cumulative gross plant investment of $723 million through 2018 and a revenue requirement of $83 million. In December 2020, the Ohio Commission approved a cumulative gross plant investment of $721 million and a revenue requirement of $83 million.

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

Utah Regulation

Purchased Gas

In September 2020, Questar Gas submitted a filing with the Utah Commission for a $40 million gas cost increase. In October 2020, the Utah Commission approved the application on an interim basis, with rates effective November 2020.

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

NOTE 14. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. The Companies AROs are primarily associated with the decommissioning of their nuclear generation facilities and ash pond and landfill closures.

The Companies have also identified, but not recognized, AROs related to the retirement of Dominion Energy’s storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in the Companies’ generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

The changes to AROs during 2019 and 2020 were as follows:

Amount
(millions)
Dominion Energy
AROs at December 31, 2018	$2,444
Obligations incurred during the period(1)	2,413
AROs acquired in the SCANA Combination	577
Obligations settled during the period	(134)
Revisions in estimated cash flows(2)	(324)
Accretion	208
AROs at December 31, 2019(3)	$5,184
Obligations incurred during the period	67
Obligations settled during the period	(114)
Revisions in estimated cash flows(4)	228
Accretion	218
AROs at December 31, 2020(3)	$5,583
Virginia Power
AROs at December 31, 2018	$1,445
Obligations incurred during the period(1)	2,408
Obligations settled during the period	(81)
Revisions in estimated cash flows(2)	(323)
Accretion	132
AROs at December 31, 2019	$3,581
Obligations incurred during the period	48
Obligations settled during the period	(85)
Revisions in estimated cash flows(5)	139
Accretion	137
AROs at December 31, 2020	$3,820
(1)	Reflects future ash pond and landfill closure costs at certain utility generation facilities. See discussion below.
(2)

Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities as well as revisions for 20-year license extensions for regulated nuclear power stations in Virginia.

(3)	Includes $394 million and $179 million reported in other current liabilities at December 31, 2019 and 2020, respectively.
(4)

Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities, asbestos abatement costs associated with certain utility facilities and from the completion of a nuclear decommissioning cost study related to Summer.

(5)	Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities and asbestos abatement costs associated with certain utility facilities.

Dominion Energy’s AROs at December 31, 2020 and 2019, include $1.9 billion and $1.7 billion, respectively, with $0.9 billion and $0.8 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2020 and 2019, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $6.9 billion and $6.2 billion, respectively. At December 31, 2020 and 2019, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $3.2 billion and $2.9 billion, respectively.

In addition, AROs at December 31, 2020 and 2019 include $2.8 billion and $2.6 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. Regulatory mechanisms, primarily associated with legislation described below, provide for recovery of costs to be incurred.

In April 2018, the Governor of Virginia signed legislation into law extending an existing permit moratorium on the VDEQ issuing solid waste permits for the closure of ash ponds at Virginia Power’s Bremo, Chesapeake, Chesterfield and Possum Point power stations until July 2019. The legislation also required Virginia Power to solicit and compile by November 2018, information from third parties on the suitability, cost and market demand for beneficiation or recycling of coal ash from these units. In connection with this legislation, Virginia Power recorded an $81 million ($60 million after-tax) charge recorded in other operations and maintenance expense in its Consolidated Statements of Income.

In March 2019, the Governor of Virginia signed into law legislation which requires any CCR unit located at Virginia Power’s Bremo, Chesapeake, Chesterfield or Possum Point power stations that stopped accepting CCR prior to July 2019 be closed by removing the

CCR to an approved landfill or through recycling for beneficial reuse. Costs associated with the closure of these CCR units, including costs allocated to customers outside of Virginia, are recoverable through a rider approved by the Virginia Commission. In connection with this legislation, Virginia Power recorded a $2.4 billion ARO related to the cost of landfills and beneficial reuse, with an offsetting increase to property, plant and equipment of $1.3 billion for the Chesterfield power station and an increase primarily to regulatory assets for the remaining portion related to the Bremo, Chesapeake and Possum Point power stations in 2019. In connection with the March 2020 commitment for the planned early retirement of the Chesterfield power station, these costs were reclassified from property, plant and equipment primarily to regulatory assets for amounts recoverable through riders and the remaining $185 million associated with nonjurisdictional customers was reclassified to other deferred charges and other assets. In 2020, Virginia Power recorded a $140 million increase to the landfill and beneficial use AROs from revisions to post closure monitoring costs, the execution of a coal beneficiation contract and a landfill at the Chesterfield power station. See Note 12 for additional information.

In addition, Virginia Power revised its estimated cash flows for the existing ARO related to future ash pond and landfill closure costs, which resulted in a decrease of $202 million and a corresponding $113 million ($84 million after-tax) benefit in other operations and maintenance expense in the Consolidated Statements of Income in 2019.

NOTE 15. LEASES

At December 31, 2020 and 2019, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	December 31, 2020	December 31, 2019
(millions)
Dominion Energy
Lease assets:
Operating lease assets(1)	$564	$462
Finance lease assets(2)	148	134
Total lease assets	$712	$596
Lease liabilities:
Operating lease liabilities(3)	$54	$53
Finance lease liabilities(4)	32	27
Total lease liabilities - current	86	80
Operating lease liabilities (5)	516	413
Finance lease liabilities(6)	108	100
Total lease liabilities - noncurrent	624	513
Total lease liabilities	$710	$593
Virginia Power
Operating lease assets(1)	$185	$212
Finance lease assets(2)	45	19
Total lease assets	$230	$231
Lease liabilities:
Operating lease liabilities(3)	$28	$30
Finance lease liabilities(4)	8	3
Total lease liabilities - current	36	33
Operating lease liabilities (5)	155	180
Finance lease liabilities(6)	36	16
Total lease liabilities - noncurrent	191	196
Total lease liabilities	$227	$229
(1)	Included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)

Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $50 million and $9 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2020 and net of $26 million and $4 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2019.

(3)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(4)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.

(5)	Included in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
(6)	Included in other long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at December 31, 2020 and 2019 includes property, plant and equipment of $2.2 billion and $2.8 billion, respectively, and accumulated depreciation of $68 million and $364 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

For the years ended December 31, 2020 and 2019, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$33	$20
Interest	—	4
Operating lease cost	68	79
Short-term lease cost	20	26
Variable lease cost	8	5
Total lease cost	$129	$134
Virginia Power
Operating lease cost	$36	$41
Short-term lease cost	12	13
Variable lease cost	4	2
Total lease cost	$52	$56

For the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$—	$4
Operating cash flows for operating leases	96	111
Financing cash flows for finance leases	33	20
Virginia Power
Operating cash flows for operating leases	52	56

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2020 and 2019, include $175 million and $174 million, respectively, of rental revenue, included in operating revenue and $102 million and $94 million, respectively, of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At December 31, 2020 and 2019, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	December 31, 2020	December 31, 2019
Dominion Energy
Weighted average remaining lease term - finance leases	5 years	5 years
Weighted average remaining lease term - operating leases	26 years	22 years
Weighted average discount rate - finance leases	3.17%	3.83%
Weighted average discount rate - operating leases	4.07%	4.48%
Virginia Power
Weighted average remaining lease term - finance leases	6 years	6 years
Weighted average remaining lease term - operating leases	21 years	20 years
Weighted average discount rate - finance leases	2.51%	4.12%
Weighted average discount rate - operating leases	4.26%	4.29%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2021	$64	$36	$31	$9
2022	56	34	25	8
2023	47	31	20	8
2024	40	29	15	7
2025	34	21	11	6
After 2025	756	14	194	9
Total undiscounted lease payments	997	165	296	47
Present value adjustment	(427)	(25)	(113)	(3)
Present value of lease liabilities	$570	$140	$183	$44

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. If Dominion Energy ultimately proceeds with the project through completion, the project is expected to be completed by September 2024. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $61 million as of December 31, 2020. If the project is terminated under certain events, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be completed by the end of 2023. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $187 million as of December 31, 2020. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional term, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the outstanding project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the outstanding project costs, Dominion Energy may be required to make a payment to the lessor for the difference between the outstanding project costs and sale proceeds. Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

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

Dominion Energy

At December 31, 2020, Dominion Energy owns the manager and 67% of the membership interest in certain nonregulated solar facilities, as discussed in Note 2. Dominion Energy has concluded that these entities are VIEs due to the members lacking the characteristics of a controlling financial interest. In addition, in 2016 Dominion Energy created a wholly owned subsidiary, SBL Holdco, as a holding company of its interest in the VIE nonregulated solar facilities and accordingly SBL Holdco is a VIE. Dominion Energy is the primary beneficiary of SBL Holdco and the nonregulated solar facilities, as it has the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Dominion Energy’s securities due within one year and long-term debt include $32 million and $239 million, respectively, of debt issued by SBL Holdco net of issuance costs that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain nonregulated solar facilities.

At December 31, 2020, Dominion Energy owns a 50% membership interest in Cove Point, as discussed in Notes 3 and 9. Dominion Energy concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. As a result of the GT&S Transaction, effective November 1, 2020, Dominion Energy is no longer the primary beneficiary of Cove Point as BHE retains the power to direct the activities that most significantly impact Cove Point’s economic performance. Dominion Energy’s maximum exposure to loss is limited to its current and future investment, as well as any obligations under a guarantee provided.  See Note 23 for more information.

At December 31, 2020, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment as well as any obligations under a guarantee provided. See Note 9 for more details regarding the nature of this entity.

Dominion Energy and Virginia Power

The Companies’ nuclear decommissioning trust funds and Dominion Energy’s rabbi trusts hold investments in limited partnerships or similar type entities (see Note 9 for further details). Dominion Energy and Virginia Power concluded that these partnership investments are VIEs due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Energy and Virginia Power have concluded neither is the primary beneficiary as they do not have the power to direct the activities that most significantly impact these VIEs’ economic performance. Dominion Energy and Virginia Power are obligated to provide capital contributions to the partnerships as required by each partnership agreement based on their ownership percentages. Dominion Energy and Virginia Power’s maximum exposure to loss is limited to their current and future investments.

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. The contract contained certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considered to be variable interests and for which Virginia Power had previously concluded if the generation facility were to be a VIE that it would not be the primary beneficiary. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income (reflected in the Corporate and Other segment) during the second quarter of 2019. Virginia Power paid $13 million and $50 million for electric capacity to non-utility generators and $1 million and $18 million for electric energy to non-utility generators for the years ended December 31, 2019 and 2018, respectively.

Virginia Power purchased shared services from DES, an affiliated VIE, of $349 million, $387 million and $335 million for the years ended December 31, 2020, 2019 and 2018, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $175 million at December 31, 2020, and $102 million at December 31, 2019, respectively, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

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

Dominion Energy

Dominion Energy’s short-term financing is supported through its access to the joint revolving credit facility described below. Commercial paper and letters of credit outstanding, as well as capacity available under the credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2020
Joint revolving credit facility(2)(3)	$6,000	$627	$100	$5,273
At December 31, 2019
Joint revolving credit facility(2)	$6,000	$836	$89	$5,075
(1)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion Energy’s credit facility was 0.29% and 2.10% at December 31, 2020 and 2019, respectively.
(2)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

(3)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies.  At December 31, 2020, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In January 2020, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. In March 2020, FERC granted DESC authority through March 2021 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2020, FERC granted GENCO authority through March 2021 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2021, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which had an original stated maturity date of June 2020 and allowed Dominion Energy to issue up to $21 million in letters of credit. In May 2020, the credit facility was amended to increase the facility capacity to approximately $30 million and extend the maturity date to June 2022. At December 31, 2020 and 2019, Dominion Energy had $30 million and $21 million, respectively, in letters of credit outstanding under this agreement.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in December 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in May 2024. At both December 31, 2020 and 2019, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement.  The agreement bears interest at a variable rate. At December 31, 2020, $225 million was outstanding under the agreement. The proceeds from these borrowings were used to provide for general working capital and other general corporate purposes.  The maximum allowed total debt to total capital ratio under this supplemental agreement is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In March 2020, Dominion Energy borrowed $500 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In November 2020, Dominion Energy repaid the outstanding balance in full.

In April 2020, Dominion Energy borrowed $625 million under a 364-Day Term Loan Credit Agreement that bore interest at a variable rate. The proceeds were used to provide for general working capital and other general corporate purposes. In June 2020, Dominion Energy repaid the outstanding balance in full.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2020 and December 31, 2019, Dominion Energy’s Consolidated Balance Sheets include $268 million and $75 million, respectively, presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2020
Joint revolving credit facility(2)(3)	$6,000	$45	$12
At December 31, 2019
Joint revolving credit facility(2)	$6,000	$243	$7
(1)	The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 0.30% and 2.10% at December 31, 2020 and 2019, respectively.
(2)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At December 31, 2020, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

(3)	In October 2020, the joint revolving credit facility was amended to remove Dominion Energy Gas as a co-borrower.

NOTE 18. LONG-TERM DEBT

At December 31,	2020 Weighted- average Coupon(1)	2020	2019
(millions, except percentages)
Virginia Electric and Power Company:
Unsecured Senior Notes:
2.45% to 8.875%, due 2022 to 2050	4.14%	$12,689	$11,789
Tax-Exempt Financings(2):
0.45% to 1.90%, due 2032 to 2041	1.14%	625	625
Virginia Electric and Power Company total principal		$13,314	$12,414
Securities due within one year		—	(1)
Unamortized discount, premium and debt issuances costs, net		(107)	(88)
Derivative restructuring		444	—
Finance leases		36	16
Virginia Electric and Power Company total long-term debt		$13,687	$12,341
Dominion Energy, Inc.:
Supplemental 364-Day credit facility, variable rate, due 2021	1.18%	$225	$—
Unsecured Senior Notes:
Variable rates, due 2020 and 2023	0.75%	1,000	300
2.0% to 7.0%, due 2021 to 2049(3)	3.98%	9,938	7,688
Unsecured Junior Subordinated Notes:
2.579% to 4.104%, due 2020 to 2024(4)	3.23%	1,950	2,950
Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
Variable rates, due 2066(5)		—	397
5.25% and 5.75%, due 2054 and 2076	5.48%	1,485	1,485
Questar Gas, Unsecured Senior Notes, 2.98% to 7.20%, due 2024 to 2051	4.25%	750	750
East Ohio, Unsecured Senior Notes, 1.30% to 3.00%, due 2025 to 2050	2.25%	1,800	—
SCANA:
Unsecured Medium Term Notes, 4.125% to 6.25%, due 2020 to 2022(6)		—	508
Unsecured Senior Notes, variable rate, due 2034 (7)		—	66
PSNC, Senior Debentures and Notes, 4.05% to 7.45%, due 2020 to 2047	4.62%	800	700
DESC:
First Mortgage Bonds, 3.22% to 6.625%, due 2021 to 2065	5.42%	3,267	3,267
Tax-Exempt Financings(8):
Variable rate due 2038	0.13%	35	35
GENCO, variable rate due 2038	0.13%	33	33
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
Other	3.67%	1	1
Secured Senior Notes, 4.82%, due 2042(9)	4.82%	331	345
Term Loans, variable rates, due 2023 and 2024(9)	2.55%	476	527
Tax-Exempt Financing, 1.7% due 2033	1.70%	27	27
Virginia Electric and Power Company total principal (from above)		13,314	12,414
Dominion Energy, Inc. total principal(10)		$35,496	$31,557
Fair value hedge valuation(11)		3	4
Securities due within one year(12)	3.14%	(1,905)	(2,435)
Supplemental 364-Day credit facility borrowings		(225)	—
Unamortized discount, premium and debt issuance costs, net		(293)	(228)
Derivative restructuring		773	—
Finance leases		108	100
Dominion Energy, Inc. total long-term debt		$33,957	$28,998
(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2020.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.
(3)	Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.
(4)

In April 2020, Dominion Energy purchased and canceled $7 million of its 2.579% junior subordinated notes that mature in July 2020. In June 2020, Dominion Energy prepaid the remaining balance of $993 million.

(5)

In February 2020, Dominion Energy purchased and cancelled the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(6)

In February 2020, SCANA provided notice to redeem the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium term notes plus accrued interest and make-whole premiums in March 2020. The notes would have otherwise matured in May 2021 and February 2022, respectively. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(7)

In January 2020, SCANA provided notice to redeem its floating rate senior notes at the remaining principal outstanding of $66 million plus accrued interest in March 2020. The notes would have otherwise matured in June 2034. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

(8)	Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2021.
(9)

Represents debt associated with Eagle Solar, SBL Holdco and Dominion Solar Projects III, Inc. The debt is nonrecourse to Dominion Energy and is secured by Eagle Solar’s, SBL Holdco’s and Dominion Solar Projects III, Inc’s interest in certain solar facilities.

(10)	Excludes amounts classified as held for sale. See Note 3.
(11)	Represents the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt.
(12)	Includes $22 million of estimated mandatory prepayments due within one year based on estimated cash flows in excess of debt service at SBL Holdco and Dominion Solar Projects III, Inc.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2020, were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
(millions, except percentages)
Virginia Power
Unsecured Senior Notes	$—	$750	$700	$350	$350	$10,539	$12,689
Tax-Exempt Financings	—	—	—	—		625	625
Total	$—	$750	$700	$350	$350	$11,164	$13,314
Weighted-average Coupon	—	3.15%	2.75%	3.45%	3.10%	4.18%
Dominion Energy
Supplemental 364-Day Credit Facility	$225	$—	$—	$—	$—	$—	$225
Term Loans(1)	35	34	250	157	—	—	476
First Mortgage Bonds	33	—	—	—	—	3,234	3,267
Unsecured Senior Notes(2)(3)	550	1,500	2,700	690	2,000	19,537	26,977
Secured Senior Notes	17	19	16	17	19	243	331
Tax-Exempt Financings	—	—	—	—	—	775	775
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Unsecured Junior Subordinated Notes(4)	1,250	—	—	700	—	—	1,950
Enhanced Junior Subordinated Notes(5)	—	—	—	—	—	1,485	1,485
Total	$2,110	$1,553	$2,966	$1,564	$2,019	$25,284	$35,496
Weighted-average Coupon	2.93%	2.96%	1.98%	3.17%	3.01%	4.45%

(1)

Excludes mandatory prepayments associated with SBL Holdco and Dominion Solar Projects III, Inc. based on cash flows in excess of debt service. At December 31, 2020, $22 million of estimated mandatory prepayments due within one year were included in securities due within one year in Dominion Energy’s Consolidated Balance Sheets.

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

(5)

In February 2020, Dominion Energy purchased and cancelled the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. As such, these borrowings are presented within current liabilities in Dominion Energy’s Consolidated Balance Sheets at December 31, 2019.

The Companies’ short-term credit facility and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2020, there were no events of default under these covenants.

Senior Note Issuances

In February 2021, PSNC entered into an agreement with certain investors to issue through private placement in March 2021, $150 million 3.10% 30-year senior notes.  The proceeds will be used for the repayment of existing indebtedness and for general corporate purposes.

Senior Note Redemptions

In March 2020, SCANA redeemed its floating rate senior notes at the remaining principal balance of $66 million plus accrued interest. The notes would have otherwise matured in June 2034. Expenses related to the early redemption of the senior notes were $7 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

In March 2020, SCANA redeemed the remaining principal outstanding of $183 million of its 4.75% medium-term notes and $155 million of its 4.125% medium-term notes plus accrued interest and make-whole premiums. The notes would have otherwise matured in May 2021 and February 2022, respectively.  Total expenses related to the early redemption of the medium-term notes were $14 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

Enhanced Junior Subordinated Notes

In June 2006 and September 2006, Dominion Energy issued $300 million of June 2006 hybrids and $500 million of September 2006 hybrids, respectively. The June 2006 hybrids and the September 2006 hybrids bore interest at the three-month LIBOR plus 2.825%, reset quarterly and at the three-month LIBOR plus 2.3%, reset quarterly, respectively. Dominion Energy executed RCCs in connection with its issuance of the June 2006 hybrids and the September 2006 hybrids. Under the terms of the RCCs, redemptions of the hybrids were subject to certain conditions. In 2019, Dominion Energy purchased and cancelled $12 million and $13 million of its June 2006 hybrids and September 2006 hybrids, respectively. In February 2020, Dominion Energy redeemed the remaining $111 million and $286 million of its June 2006 hybrids and September 2006 hybrids, respectively, both of which would have otherwise matured in 2066. All purchases were conducted in compliance with the applicable RCC, each of which was terminated in February 2020. Expenses related to the early redemption of the hybrids were $10 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2020.

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

Dominion Energy did not receive any proceeds from the remarketing. Remarketing proceeds belonged to the investors holding the 2016 Equity Units and were temporarily used to purchase a portfolio of treasury securities. Upon maturity of the portfolio, the proceeds were applied on behalf of the investors on the related stock purchase contract settlement date to pay the purchase price to Dominion Energy for issuance of 18.5 million shares of its common stock in August 2019.

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

NOTE 19. PREFERRED STOCK

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both December 31, 2020 and 2019, Dominion Energy had issued and outstanding 2.4 million shares preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2020 and 2019, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2020 or 2019.

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

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock(2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1) Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million) in the Consolidated Balance Sheets at December 31, 2019.

(2) Dominion Energy recorded dividends of $28 million ($17.50 per share) and $15 million ($9.479 per share) for the years ended December 31, 2020 and 2019, respectively.

(3) Payments of $83 million and $38 million were made in 2020 and 2019, respectively. The stock purchase contract liability was $129 million and $212 million at December 31, 2020 and 2019, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $37 million ($46.50 per share) and $2 million ($1.9375 per share) for the years ended December 31, 2020 and 2019, respectively. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%.  Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

NOTE 20. EQUITY

Common Stock

Dominion Energy

During 2020, 2019, and 2018, Dominion Energy recorded, net of fees and commissions, $481 million, $11.0 billion and $2.5 billion from the issuance of approximately 7 million, 157 million and 36 million shares of common stock, respectively, for acquisitions, settlements of stock purchase contracts and litigation and through various programs including Dominion Energy Direct®, employee savings plans and an at-the-market program.

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

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2020, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During 2020, Dominion Energy received cash of $159 million from the issuance of 2.1 million of such shares through Dominion Energy Direct® and employee savings plans.  In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans.

Stock Purchase Contracts

In August 2019, Dominion Energy issued 18.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2016 Equity Units and received proceeds of $1.4 billion. See Note 18 for further information surrounding these stock purchase contracts.

Other Issuances

In September 2020, Dominion Energy issued 4.1 million shares of its common stock to satisfy its obligation under a settlement agreement for the Santee Cooper Ratepayer Case discussed in Note 23. These shares were immediately repurchased as discussed below.

At-the-Market Program

In June 2017, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program. In January 2018, Dominion Energy issued 6.6 million shares and received cash proceeds of $495 million, net of fees and commissions paid of $5 million, which completed the program.

In February 2018, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program. In the fourth quarter of 2018, Dominion Energy issued 2.7 million shares and received cash proceeds of $197 million, net of fees and commissions paid of $2 million. In the first quarter of 2019, Dominion Energy issued 2.1 million shares and received cash proceeds of $154 million, net of fees and commissions paid of $2 million. In the fourth quarter of 2019, Dominion Energy issued 7.8 million shares and received cash proceeds of $639 million, net of fees and commissions paid of $6 million. Following these issuances, Dominion Energy had no remaining capacity under this program.

In March 2020, Dominion Energy entered into sales agency agreements to effect sales under a $500 million at-the-market common stock program. Dominion Energy did not issue any shares under this program which expired in June 2020.

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. Dominion Energy has not issued any shares or entered into any forward sale agreements under this new program.

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

Repurchase of Common Stock

During 2020, Dominion Energy repurchased 38.9 million shares of Dominion Energy common stock for $3.1 billion through an open market agreement, a private transaction and accelerated share repurchase agreements as discussed below.

In July 2020, in contemplation of Dominion Energy entering the July 2020 agreement to sell substantially all of its gas transmission and storage operations to BHE, the Board of Directors authorized the repurchase of up to $3.0 billion of Dominion Energy’s common stock and rescinded its prior repurchase authorization approved in February 2005 and modified in June 2007. Dominion Energy completed repurchases under this authorization in December 2020. In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the repurchase program authorized in July 2020. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

In August 2020, Dominion Energy began repurchasing shares under an open market agreement with a financial institution. During the third quarter of 2020, Dominion Energy repurchased 7.2 million shares of Dominion Energy common stock for $562 million. During the fourth quarter of 2020, Dominion energy repurchased 3.7 million shares of Dominion Energy common stock for $295 million.

In September 2020, Dominion Energy repurchased 4.1 million shares of Dominion Energy common stock in a private transaction for $323 million.

In September 2020, Dominion Energy entered into two prepaid accelerated share repurchase agreements with separate financial institutions as counterparties. Dominion Energy made payments totaling $1.5 billion to the counterparties in exchange for an aggregate of 17.2 million shares of Dominion Energy common stock, which represented approximately 90% of $1.5 billion worth of Dominion Energy shares based on the closing price of such shares on the date the agreements were executed.  In November 2020, Dominion Energy received an additional 1.4 million shares upon completion of the respective purchase periods under the terms of the agreements. The number of additional shares delivered under each agreement was based on the average of the daily volume-weighted average stock prices of Dominion Energy’s common stock during the term of the applicable purchase period, less a discount.  As a result, Dominion Energy recorded a reduction to common stock of $1.5 billion.

In December 2020, Dominion Energy entered into a new prepaid accelerated share repurchase agreement with one financial institution as the counterparty. Dominion Energy paid $400 million to the counterparty in exchange for an aggregate of 5.0 million shares of Dominion Energy common stock, which represented all $400 million worth of Dominion Energy shares based on the closing price of such shares on the date the agreement was executed. In December 2020, Dominion Energy received an additional 0.3 million shares upon completion of the purchase period under the terms of the agreement. The number of additional shares was based on the average of the daily volume-weighted average stock prices of Dominion Energy’s common stock during the term of the purchase period, less a discount. As a result, Dominion Energy recorded a reduction to common stock of $400 million.

In addition to the repurchases described above, Dominion Energy also repurchases shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.  Dominion Energy did not repurchase any shares in 2019 or 2018 except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Virginia Power

In 2020, 2019, and 2018, Virginia Power did not issue any shares of its common stock to Dominion Energy.

Noncontrolling Interests

GT&S Transaction Closing

In November 2020, as part of the GT&S Transaction, Dominion Energy sold a 25% controlling interest in Cove Point to BHE resulting in Dominion Energy’s remaining 50% noncontrolling interest accounted for as an equity method investment prospectively.  As a result, the $1.4 billion of noncontrolling interest related to the 25% interest in Cove Point held by Brookfield was reversed.  See Notes 3 and 9 for further information on the GT&S Transaction and Dominion Energy’s equity method investment in Cove Point.

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

Accumulated Other Comprehensive Income (Loss)

Presented in the table below is a summary of AOCI by component:

At December 31,	2020	2019
(millions)
Dominion Energy
Net deferred losses on derivatives-hedging activities, net of $141 and $135 tax	$(419)	$(407)
Net unrealized gains on nuclear decommissioning trust funds, net of $(21) and $(13) tax	62	37
Net unrecognized pension and other postretirement benefit costs, net of $478 and $492 tax	(1,359)	(1,421)
Other comprehensive loss from equity method investees, net of $— and $1 tax	(1)	(2)
Total AOCI	$(1,717)	$(1,793)
Virginia Power
Net deferred losses on derivatives-hedging activities, net of $21 and $11 tax	$(60)	$(34)
Net unrealized gains on nuclear decommissioning trust funds, net of $(3) and $(1) tax	8	5
Total AOCI	$(52)	$(29)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives-hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Year Ended December 31, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(239)	43	25	1	(170)
Amounts reclassified from AOCI: (gains) losses(1)	227	(18)	37	—	246
Net current period other comprehensive income (loss)	(12)	25	62	1	76
Ending balance	$(419)	$62	$(1,359)	$(1)	$(1,717)
Year Ended December 31, 2019
Beginning balance	$(235)	$2	$(1,465)	$(2)	$(1,700)
Other comprehensive income before reclassifications: gains (losses)	(110)	39	(22)	—	(93)
Amounts reclassified from AOCI: (gains) losses(1)	(62)	(4)	66	—	—
Net current period other comprehensive income (loss)	(172)	35	44	—	(93)
Ending balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(25)	Operating revenue
	4	Purchased gas
	(2)	Discontinued operations
Interest rate contracts	83	Interest and related charges
	236	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	302
Tax	(75)	Income tax expense
Total, net of tax	$227
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(24)	Other income
Total	(24)
Tax	6	Income tax expense
Total, net of tax	$(18)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(84)	Other income
Amortization of actuarial losses	134	Other income
Total	50
Tax	(13)	Income tax expense
Total, net of tax	$37
Year Ended December 31, 2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(142)	Operating revenue
	3	Purchased gas
	(4)	Discontinued operations
Interest rate contracts	49	Interest and related charges
	5	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	(83)
Tax	21	Income tax expense
Total, net of tax	$(62)
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(5)	Other income
Total	(5)
Tax	1	Income tax expense
Total, net of tax	$(4)
Unrecognized pension and other postretirement benefit costs:
Prior-service costs (credits)	$(24)	Other income
Actuarial losses	113	Other income
Total	89
Tax	(23)	Income tax expense
Total, net of tax	$66

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives-hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Year Ended December 31, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(28)	6	(22)
Amounts reclassified from AOCI: (gains) losses(1)	2	(3)	(1)
Net current period other comprehensive income (loss)	(26)	3	(23)
Ending balance	$(60)	$8	$(52)
Year Ended December 31, 2019
Beginning balance	$(13)	$1	$(12)
Other comprehensive income before reclassifications: gains (losses)	(22)	5	(17)
Amounts reclassified from AOCI: gains (losses)(1)	1	(1)	—
Net current period other comprehensive income (loss)	(21)	4	(17)
Ending balance	$(34)	$5	$(29)
(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Year Ended December 31, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	Interest and related charges
Total	2
Tax	—	Income tax expense
Total, net of tax	$2
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(4)	Other income
Total	(4)
Tax	1	Income tax expense
Total, net of tax	$(3)
Year Ended December 31, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(2)	Other income
Total	(2)
Tax	1	Income tax expense
Total, net of tax	$(1)

Stock-Based Awards

The 2014 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2020, approximately 20 million shares were available for future grants under these plans.

Goal-based stock awards are granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership. As of December 31, 2020, unrecognized compensation cost related to nonvested goal-based stock awards was immaterial.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2020, 2019, and 2018 include $64 million, $46 million and $48 million, respectively, of compensation costs and $16 million, $11 million and $12 million, respectively of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

Restricted Stock

Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2020, 2019, and 2018:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2017	1,043	$73.32
Granted	534	72.92
Vested	(316)	73.59
Cancelled and forfeited	(53)	74.25
Nonvested at December 31, 2018	1,208	$73.03
Granted	614	76.49
Vested	(324)	71.75
Cancelled and forfeited	(96)	77.16
Nonvested at December 31, 2019	1,402	$74.77
Granted	531	81.74
Vested	(424)	74.39
Cancelled and forfeited	(99)	81.59
Nonvested at December 31, 2020	1,410	$77.41

As of December 31, 2020, unrecognized compensation cost related to nonvested restricted stock awards totaled $61 million and is expected to be recognized over a weighted-average period of 2.0 years. The fair value of restricted stock awards that vested was $35 million, $23 million and $23 million in 2020, 2019, and 2018, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

Cash-Based Performance Grants

Cash-based performance grants are made to Dominion Energy’s officers under Dominion Energy’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

In February 2018, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2021 based on the achievement of two performance metrics during 2018, 2019 and 2020: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s peer compensation group. The total of the payout under the grant was $15 million, all of which was accrued at December 31, 2020.

In February 2019, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2022 based on the achievement of two performance metrics during 2019, 2020 and 2021: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There are additional opportunities to earn a portion of the award based on Dominion Energy’s absolute TSR or relative price-earnings ratio performance. At December 31, 2020, the targeted amount of the three-year grant was $15 million and a liability of $14 million had been accrued for this award.

In February 2020, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2023 based on the achievement of two performance metrics during 2020, 2021 and 2022: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There are additional opportunities to earn a portion of the award based on Dominion Energy’s absolute TSR or relative price-earnings ratio performance. At December 31, 2020, the targeted amount of the three-year grant was $16 million and a liability of $8 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2020, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

The North Carolina Commission, in its order approving the SCANA Combination, limited cumulative dividends payable to Dominion Energy by Virginia Power and PSNC to (i) the amount of retained earnings the day prior to closing of the SCANA Combination plus (ii) any future earnings recorded by Virginia Power and PSNC after such closing. In addition, notice to the North Carolina Commission is required if payment of dividends causes the equity component of Virginia Power and PSNC’s capital structure to fall below 45%.

The Ohio and Utah Commissions may prohibit any public service company, including East Ohio and Questar Gas, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2020, neither the Ohio Commission nor the Utah Commission had restricted the payment of dividends by East Ohio.

There is no specific restriction from the South Carolina Commission on the payment of dividends paid by DESC. Pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At December 31, 2020, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold.

See Notes 18 and 19 for a description of potential restrictions on common stock dividend payments by Dominion Energy in connection with the deferral of interest payments on the enhanced junior subordinated notes, the deferral of contract adjustment payments on the 2019 Equity Units or a failure to pay dividends on the Series A Preferred Stock or Series B Preferred Stock.

NOTE 22. EMPLOYEE BENEFIT PLANS

Dominion Energy—Defined Benefit Plans

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

Dominion Energy uses December 31 as the measurement date for all of its employee benefit plans. Dominion Energy uses the market-related value of pension plan assets to determine the expected return on plan assets, a component of net periodic pension cost, for all pension plans. The market-related value recognizes changes in fair value on a straight-line basis over a four-year period, which reduces year-to-year volatility. Changes in fair value are measured as the difference between the expected and actual plan asset returns, including dividends, interest and realized and unrealized investment gains and losses. Since the market-related value recognizes changes in fair value over a four-year period, the future market-related value of pension plan assets will be impacted as previously unrecognized changes in fair value are recognized.

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of  $1.9 billion and $2.1 billion in 2020 and 2019, respectively, versus expected returns of $933 million and $848 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

In the third quarter of 2020, Dominion Energy remeasured certain pension plans due to a curtailment resulting from entering an agreement to sell substantially all of its gas transmission and storage operations to BHE. The remeasurement resulted in an increase in the pension benefit obligation of $497 million and a decrease in the fair value of the pension plan assets of $87 million. The impact of the remeasurement on net periodic pension benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement increased the net periodic benefit credit by approximately $4 million for the year ending December 31, 2020, excluding the impacts of curtailments. The discount rate used for the remeasurement was 3.11% - 3.16% with all other assumptions used for the remeasurement consistent with the measurement as of December 31, 2019.

In the fourth quarter of 2020, Dominion Energy remeasured certain other postretirement benefit plans due to a curtailment and settlement resulting from Dominion Energy completing the GT&S Transaction. The remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $16 million and a decrease in the fair value of the other postretirement benefit plan assets of $25 million. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The discount rate used for the remeasurement was 3.07% - 3.11%.  The initial healthcare cost trend rate used for the remeasurement was 6.25% and decreased to 5.00% by 2025-2026.  All other assumptions used for the remeasurement consistent with the measurement as of December 31, 2019.

Voluntary Retirement Program

In March 2019, the Companies announced a voluntary retirement program to employees that meet certain age and service requirements. In 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Dominion Energy recorded a charge of $427 million ($319 million after-tax) included within other operations and maintenance expense ($251 million), other taxes ($21 million), other income ($111 million) and discontinued operations ($44 million) and Virginia Power recorded a charge of $198 million ($146 million after-tax) included within other operations and maintenance expense ($190 million) and other taxes ($8 million) in their respective Consolidated Statements of Income.

In the second quarter of 2019, Dominion Energy remeasured its pension and other postretirement benefit plans as a result of the voluntary retirement program. The remeasurement resulted in an increase in the pension benefit obligation of $484 million and an increase in the fair value of the pension plan assets of $671 million. In addition, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $101 million and an increase in the fair value of the other postretirement benefit plan assets of $156 million. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The discount rate used for the remeasurement was 4.07%—4.10% for the Dominion Energy pension plans and 4.05%—4.08% for the Dominion Energy other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

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

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2020	2019	2020	2019
(millions, except percentages)
Dominion Energy
Changes in benefit obligation:
Benefit obligation at beginning of year	$10,446	$8,500	$1,769	$1,363
Dominion Energy SCANA Combination (See Note 3)	—	854	—	253
Service cost	173	162	28	26
Interest cost	351	394	58	68
Benefits paid	(461)	(470)	(120)	(96)
Actuarial (gains) losses during the year	992	1,054	33	111
Plan amendments	—	—	(6)	—
Settlements, curtailments and special termination benefits(1)	(138)	(48)	(16)	44
Benefit obligation at end of year	$11,363	$10,446	$1,746	$1,769
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,631	$7,197	$1,880	$1,581
Dominion Energy SCANA Combination (See Note 3)	—	727	—	—
Actual return (loss) on plan assets	1,602	1,747	300	349
Employer contributions	278	557	13	12
Benefits paid	(461)	(470)	(93)	(62)
Settlements(2)	(71)	(127)	—	—
Fair value of plan assets at end of year	$10,979	$9,631	$2,100	$1,880
Funded status at end of year	$(384)	$(815)	$354	$111
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$1,054	$1,266	$650	$442
Other current liabilities	(14)	(29)	(15)	(17)
Noncurrent pension and other postretirement benefit liabilities	(1,424)	(2,052)	(281)	(314)
Net amount recognized	$(384)	$(815)	$354	$111
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	2.73%–2.95%	3.47%–3.63%	2.69%–2.80%	3.44%–3.52%
Weighted average rate of increase for compensation	4.53%	4.23%	n/a	n/a
Crediting interest rate for cash balance and similar plans	1.93% - 2.15%	2.67-2.83%	n/a	n/a

(1)

2020 amounts include curtailments and settlements recognized as a result of the GT&S Transaction as well as settlements of qualified and nonqualified pension obligations. 2019 amounts relate primarily to a curtailment and settlement as a result of the voluntary retirement program.

(2)	2020 amounts relate primarily to settlements of qualified and nonqualified pension obligations. 2019 amounts relate primarily to a settlement as a result of the voluntary retirement program.

Actuarial losses recognized during 2020 and 2019 in Dominion Energy’s pension benefit obligations include a $1.0 billion and a $1.1 billion loss, respectively, resulting from decreases in discount rates. Actuarial losses recognized during 2020 in Dominion Energy’s other postretirement benefit obligations include a $149 million loss resulting from a decrease in discount rates, and were partially offset by a $85 million actuarial gain as a result of a completed experience study in one of Dominion Energy’s other postretirement plans and the impact of an update to healthcare claims assumptions. Actuarial losses recognized during 2019 in Dominion Energy’s other postretirement benefit obligations include a $168 million loss resulting from a decrease in discount rates and were partially offset by a $55 million actuarial gain as a result of the impact of an update to healthcare claims and other healthcare-related cost assumptions.

The ABO for all of Dominion Energy’s defined benefit pension plans was $10.6 billion and $9.7 billion at December 31, 2020 and 2019, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. In December 2020, Dominion Energy contributed $250 million to its qualified defined benefit pension plans. During 2019, Dominion Energy made $520 million of contributions to its qualified defined benefit pension plans, including 6.1 million shares of its common stock valued at $499 million. The shares were contributed through a private placement, exempt from registration requirements, with an independent fiduciary and investment manager to a separate account within the qualified defined benefit pension plans. Dominion Energy also entered into a registration rights agreement with the independent fiduciary and investment manager pursuant to which Dominion Energy agreed to provide registrations rights on customary terms with respect to the shares. Dominion Energy expects to make $17 million of contributions for its qualified pension plans in 2021.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2020.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2020	2019	2020(1)	2019
(millions)
Dominion Energy
Benefit obligation	$10,697	$9,552	$305	$341
Fair value of plan assets	9,259	7,471	9	10

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2020	2019
(millions)
Accumulated benefit obligation	$9,970	$8,852
Fair value of plan assets	9,259	7,471

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
Dominion Energy
2021	$486	$110
2022	512	108
2023	515	106
2024	533	104
2025	535	101
2026-2030	2,792	478

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for substantially all of Dominion Energy’s pension funds are 28% U.S. equity, 18% non-U.S. equity, 35% fixed income, 3% real estate and 16% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real estate includes equity real estate investment trusts and investments in partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 6.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$20	$1	$—	$21	$22	$1	$—	$23
Common and preferred stocks:
U.S.(1)	2,405	—	—	2,405	2,284	—	—	2,284
International	1,727	—	—	1,727	1,634	—	—	1,634
Insurance contracts	—	409	—	409	—	360	—	360
Corporate debt instruments	32	1,385	—	1,417	273	859	—	1,132
Government securities	30	772	—	802	58	757	—	815
Total recorded at fair value	$4,214	$2,567	$—	$6,781	$4,271	$1,977	$—	$6,248
Assets recorded at NAV(2):
Common/collective trust funds				2,905				2,355
Alternative investments:
Real estate funds				108				91
Private equity funds				856				787
Debt funds				168				159
Hedge funds				13				14
Total recorded at NAV				$4,050				$3,406
Total investments(3)				$10,831				$9,654

(1)	Includes $365 million and $508 million of Dominion Energy common stock at December 31, 2020 and 2019, respectively.
(2)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)

Excludes net assets related to pending sales of securities and advanced subscriptions of $198 million, net accrued income of $20 million, and includes net assets related to pending purchases of securities of $71 million at December 31, 2020. Excludes net assets related to pending sales of securities of $52 million, net accrued income of $24 million, and includes net assets related to pending purchases of securities of $99 million at December 31, 2019.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$—	$2	$—	$2	$2	$—	$—	$2
Common and preferred stocks:
U.S.	817	—	—	817	719	—	—	719
International	240	—	—	240	206	—	—	206
Insurance contracts	—	23	—	23	—	21	—	21
Corporate debt instruments	2	60	—	62	1	50	—	51
Government securities	2	42	—	44	2	44	—	46
Total recorded at fair value	$1,061	$127	$—	$1,188	$930	$115	$—	$1,045
Assets recorded at NAV(1):
Common/collective trust funds				765				717
Alternative investments:
Real estate funds				10				8
Private equity funds				117				100
Debt funds				10				10
Hedge funds				1				1
Total recorded at NAV				$903				$836
Total investments(2)				$2,091				$1,881

(1)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)

Excludes net assets related to pending sales of securities of $10 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2020. Excludes net assets related to pending sales of securities of $2 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $5 million at December 31, 2019.

The plan assets investments are determined based on the fair values of the investments and the underlying investments, which have been determined as follows:

•	Cash and Cash Equivalents—Investments are held primarily in short-term notes and treasury bills, which are valued at cost plus accrued interest.
•	Common and Preferred Stocks—Investments are valued at the closing price reported on the active market on which the individual securities are traded.
•

Insurance Contracts—Investments in Group Annuity Contracts with John Hancock were entered into after 1992 and are stated at fair value based on the fair value of the underlying securities as provided by the managers and include investments in U.S. government securities, corporate debt instruments and state and municipal debt securities.

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
•

Common/Collective Trust Funds—Common/collective trust funds invest in debt and equity securities and other instruments with characteristics similar to those of the funds’ benchmarks. The primary objectives of the funds are to seek investment returns that approximate the overall performance of their benchmark indexes. These benchmarks are major equity indices, fixed income indices and money market indices that focus on growth, income and liquidity strategies, as applicable. Investments in common/collective trust funds are stated at the NAV as determined by the issuer of the common/collective trust funds and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. The common/collective trust funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of the common/collective trust funds have limited withdrawal or redemption rights during the term of the investment.
•

Alternative Investments—Investments in real estate funds, private equity funds, debt funds and hedge funds are stated at fair value based on the NAV of the plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV, which is used as a practical expedient to estimate fair value, is adjusted for contributions and distributions occurring between the investment manager’s and Dominion Energy’s measurement date. These valuations also involve assumptions and methods that are reviewed, evaluated, and adjusted, if necessary, by Dominion Energy.

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $13 million, $16 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
(millions, except percentages)
Dominion Energy
Service cost	$173	$162	$157	$28	$26	$27
Interest cost	351	394	337	58	68	56
Expected return on plan assets	(777)	(708)	(663)	(156)	(140)	(143)
Amortization of prior service (credit) cost	1	1	1	(49)	(52)	(52)
Amortization of net actuarial loss	206	172	193	6	10	11
Settlements, curtailments and special termination benefits	14	72	—	(59)	42	—
Net periodic benefit (credit) cost	$(32)	$93	$25	$(172)	$(46)	$(101)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$166	$16	$490	$(110)	$(98)	$78
Prior service (credit) cost	—	—	—	(6)	2	(4)
Settlements and curtailments	(81)	6	—	59	—	—
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(206)	(172)	(193)	(6)	(10)	(11)
Amortization of prior service credit (cost)	(1)	(1)	(1)	49	52	52
Total recognized in other comprehensive income and regulatory assets and liabilities	$(122)	$(151)	$296	$(14)	$(54)	$115
Significant assumptions used to determine periodic cost:
Discount rate	2.77%-3.63%	3.57%-4.43%	3.80%-3.81%	3.07%-3.52%	4.05% to 4.41%	3.76%
Expected long-term rate of return on plan assets	7.00%-8.60%	7.00% -8.65%	8.75%	8.50%	8.50%	8.50%
Weighted average rate of increase for compensation	4.23%	4.20%	4.09%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	2.31-2.83%	2.77-3.63%	3.00-3.01%	n/a	n/a	n/a
Healthcare cost trend rate(1)				6.25%	6.50% to 6.60%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(1)				2025-2026	2023-2025	2022
(1)	Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2020	2019	2020	2019
(millions)
Dominion Energy
Net actuarial loss	$3,207	$3,327	$120	$241
Prior service (credit) cost	4	5	(232)	(339)
Total(1)	$3,211	$3,332	$(112)	$(98)
(1)

As of December 31, 2020, of the $3.2 billion and $(112) million related to pension benefits and other postretirement benefits, $1.9 billion and $(40) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2019, of the $3.3 billion and $(98) million related to pension benefits and other postretirement benefits, $2.0 billion and $(65) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.

The expected long-term rates of return on plan assets, discount rates, healthcare cost trend rates and mortality are critical assumptions in determining net periodic benefit (credit) cost. Dominion Energy develops non-investment related assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions used for Dominion Energy’s pension and other postretirement plans including discount rates, expected long-term rates of return, healthcare cost trend rates and mortality rates.

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for Dominion Energy’s retiree healthcare plans. Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants.

Virginia Power—Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2020, Virginia Power made a payment to Dominion Energy for $313 million related to its participation in the Dominion Energy Pension Plan. In addition, in December 2020, Dominion Energy notified Virginia Power of a required contribution of $151 million, recorded in payables to affiliates in Virginia Power’s Consolidated Balance Sheets at December 31, 2020. Virginia Power’s net periodic pension cost related to this plan was $118 million, $152 million and $126 million in 2020, 2019 and 2018, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(58) million, $(27) million and $(51) million in 2020, 2019 and 2018, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Dominion Energy holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Virginia Power’s employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Virginia Power will provide to Dominion Energy for its share of employee benefit plan contributions.

Virginia Power funds other postretirement benefit costs through VEBAs. During 2020 and 2019, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2021.

Defined Contribution Plans

Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2020, 2019 and 2018, Dominion Energy recognized $67 million, $69 million and $46 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2020, 2019 and 2018, Virginia Power recognized $19 million, $20 million and $20 million, respectively, as employer matching contributions to these plans.

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

MATS

In February 2019, the EPA published a proposed rule to reverse its previous finding that it is appropriate and necessary to regulate hazardous air pollutant emissions from coal- and oil-fired electric generating units. In May 2020, the EPA’s final rule became effective. The final rule is consistent with the EPA’s February 2019 proposal, and determines that it is not appropriate and necessary to regulate mercury and hazardous air pollutant emissions from coal- and oil-fired electric generating units. The final rule also states that the MATS rule remains in place and the emissions standards for affected coal- and oil-fired electric generating units will not change. The Companies are complying with the applicable requirements of the rule and do not expect any material impacts to their operations.

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

Oil and Gas NSPS

In August 2012, the EPA issued an NSPS impacting new and modified facilities in the natural gas production and gathering sectors and made revisions to the NSPS for natural gas processing and transmission facilities. These rules establish equipment performance specifications and emissions standards for control of VOC emissions for natural gas production wells, tanks, pneumatic controllers and compressors in the upstream sector. In June 2016, the EPA issued another NSPS regulation for the oil and natural gas sector, to regulate methane and VOC emissions from new and modified facilities in transmission and storage, gathering and boosting, production and processing facilities. All projects which commenced construction after September 2015 are required to comply with this regulation. In October 2018, the EPA published a proposed rule reconsidering and amending portions of the 2016 rule, including but not limited to, the fugitive emissions requirements at well sites and compressor stations. The amended portions of the 2016 rule were effective immediately upon publication. In August 2020, the EPA issued two final amendments related to the reconsideration of the NSPS for the oil and natural gas sector applicable to VOC and methane emissions. Together, the two amendments have the effect of rescinding the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all methane and VOC NSPS for the transmission and storage segment and modifying some of the NSPS VOC requirements for facilities in the production and processing segments. The two amendments have been challenged in the U.S. Court of Appeals for the D.C. Circuit but remain in effect pending the outcome of the litigation. Dominion Energy has completed an evaluation of the potential impacts and expects that any impact would be insignificant to its results of operations, financial condition and/or cash flows.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision will take effect upon issuance of the court’s mandate. The ACE Rule applies to existing coal-fired power plants and would require states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. It is unknown at this time if or how the EPA will replace the ACE Rule and how that replacement will affect the Companies’ operations, financial condition and/or cash flows.

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source’s obligation to obtain a PSD or Title V permit for GHGs is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and exceed a significant emissions rate of 75,000 tons per year of CO2 equivalent emissions. Until the EPA ultimately takes final action on this rulemaking, the Companies cannot predict the impact to their results of operations, financial condition and/or cash flows.

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources.  The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with the best operating practices.  In January 2021, the EPA published a final rule affirming that electric generating units are included for the purposes of regulating GHG emissions from new, modified and reconstructed stationary sources.  The proposed revision to the performance standards remains pending. Until the EPA ultimately takes final action on this rulemaking, the Companies cannot predict the impact to their results of operations, financial condition and/or cash flows.

State Regulations

In May 2019, VDEQ issued a final rule establishing a state carbon regulation program with a 28.0 million ton initial state-wide carbon cap in 2020. The cap was to be reduced by approximately three percent per year through 2030, resulting in an ultimate cap of 19.6 million tons. The final rule included a provision for VDEQ to delay implementation of the rule pending authorization from the General Assembly and Governor of Virginia. In April 2020, Virginia legislation was enacted authorizing VDEQ to implement the final rule. In June 2020, the VDEQ signed the CO2 Budget Trading Program rule outlining the requirements for Virginia’s direct participation in RGGI starting in 2021. As a result of joining RGGI in 2021, Virginia’s allotment of the regional cap was adjusted to approximately 27.1 million tons, although Virginia Power may purchase additional allowances from the secondary market and other states in the RGGI program. The regulatory framework in Virginia provides rate recovery mechanisms that are expected to substantially mitigate any such impact.

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

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 15 and nine facilities, respectively, that are subject to the final regulations. Dominion Energy is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to eight hydroelectric facilities, including three Virginia Power facilities. The Companies anticipate that they may have to install impingement control technologies at certain of these stations that have once-through cooling systems. The Companies are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 12 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily by the end of 2021. At December 31, 2020 and 2019, Dominion Energy had $42 million and $34 million, respectively, of reserves recorded. Dominion Energy’s reserves include charges of $14 million ($11 million after-tax) and $16 million ($12 million after-tax) recorded in 2020 and 2018, respectively, in other operations and maintenance expense in the Consolidated Statements of Income. At December 31, 2020 and 2019, Virginia Power had $26 million and $16 million, respectively, of reserves recorded. Virginia Power’s reserves include charges of $10 million ($7 million after-tax) and $16 million ($12 million after-tax) recorded in 2020 and 2018, respectively, in other operations and maintenance expense in the Consolidated Statements of Income. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. Dominion Energy intends to vigorously contest the lawsuits, claims and assessments which have been filed or initiated against SCANA and DESC. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at December 31, 2020 and 2019 include reserves of $208 million and $696 million, respectively, and insurance receivables of $8 million and $111 million, respectively, included within other receivables. Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2020 include charges of $90 million ($68 million after-tax) included within impairment of assets and other charges (reflected in the Corporate and Other segment). In addition, Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2020 include charges of $25 million ($25 million after-tax) included within other income (expense). Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2019 includes charges of $641 million ($480 million after-tax), included within impairment of assets and other charges (reflected in the Corporate and Other segment).

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

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina. In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. In August 2020, the Supreme Court of South Carolina denied the defendants’ petition seeking appellate review. Also in August 2020, the defendants filed a petition for rehearing with the South Carolina Court of Appeals relating to the July 2020 ruling by the court, which was denied in October 2020. In November 2020, SCANA filed a petition of certiorari with the Supreme Court of South Carolina seeking appellate review of the denial of SCANA’s motion to dismiss. This case is pending.

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action.  In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017.  The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. This case is pending.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. This case is pending.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter.

In September and October 2017, SCANA was served with subpoenas issued by the U.S. Attorney’s Office for the District of South Carolina and the Staff of the SEC’s Division of Enforcement seeking documents related to the NND Project. In February 2020, the SEC filed a complaint against SCANA, two of its former executive officers and DESC in the U.S. District Court for the District of South Carolina alleging that the defendants violated federal securities laws by making false and misleading statements about the NND Project. In April 2020, SCANA and DESC reached an agreement in principle with the Staff of the SEC’s Division of Enforcement to settle, without admitting or denying the allegations in the complaint. In December 2020, the U.S. District Court for the District of South Carolina issued an order approving the settlement which required SCANA to pay a civil monetary penalty totaling $25 million, and SCANA and DESC to pay disgorgement and prejudgment interest totaling $112.5 million, which disgorgement and prejudgment interest amount were deemed satisfied by the settlements in the SCANA Securities Class Action and the DESC Ratepayer Case. SCANA paid the civil penalty in December 2020. The SEC civil action against two former executive officers of SCANA remains pending and is currently subject to a stay granted by the court in June 2020 at the request of the U.S. Attorney’s Office for the District of South Carolina.

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC.  Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South

Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office.  The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. Another former executive officer of SCANA entered a plea agreement with the U.S. Attorney's Office and the South Carolina Attorney General's Office in November 2020. These matters are pending.

Other Litigation

In December 2018, arbitration proceedings commenced between DESC and Cameco Corporation related to a supply agreement signed in May 2008. This agreement provides the terms and conditions under which DESC agreed to purchase uranium hexafluoride from Cameco Corporation over a period from 2010 to 2020. Cameco Corporation alleges that DESC violated this agreement by failing to purchase the stated quantities of uranium hexafluoride for the 2017 and 2018 delivery years. DESC denies that it is in breach of the agreement and believes that it has reduced its purchase quantity within the terms of the agreement. In January 2021, the parties entered into a mutual release of claims and dismissed the arbitration.

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

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactor licensees, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion Energy requiring implementation of safety enhancements related to mitigation strategies for responding to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation have been implemented.  The information requests issued by the NRC requested each reactor licensee to reevaluate the seismic and external flooding hazards at their facility using present-day methods and information, conduct walkdowns of their facility to ensure protection against these hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. The walkdowns of each unit have been completed, audited by the NRC and found to be adequate. Reevaluation of the emergency communications systems and staffing levels was completed as part of the effort to comply with the orders. Reevaluation of the seismic hazards is complete and final with NRC acceptance received for all Dominion Energy facilities. Reevaluation of the external flooding hazards is complete for all Dominion Energy facilities. The NRC approved the external flooding hazards for Surry in May 2020 and Millstone in August 2020. The Companies do not currently expect that compliance with the NRC's information requests will materially impact their financial position, results of operations or cash flows during the implementation period. The NRC staff has resolved the Tier 2 and Tier 3 recommendations and no additional future actions on the part of Dominion Energy are anticipated with respect to these recommendations. Therefore, the Companies do not expect material financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2020 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1 and Kewaunee, as those units are in a decommissioning state, was $2.8 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2020 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2020 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that the amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.8 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the second quarter of 2020, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.9 billion to $13.8 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. The Companies have purchased $450 million of coverage from commercial insurance pools for Millstone, Summer, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The NRC granted an exemption in March 2015 to remove Kewaunee from the Secondary Financial Protection program. This same exemption permitted Dominion Energy to reduce Kewaunee’s required level of liability coverage to $100 million. This reduction was implemented in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. The current levels of nuclear property insurance coverage for the Companies’ nuclear units are as follows:

Coverage
(billions)
Dominion Energy
Millstone	$1.70
Kewaunee	0.05
Summer	2.75
Virginia Power(1)
Surry	$1.70
North Anna	1.70
(1)	Surry and North Anna share a blanket property limit of $200 million.

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. In March 2015, the NRC granted an exemption which allowed Kewaunee to reduce its property insurance limit to $50 million. This reduction was implemented in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power's maximum retrospective premium assessment for the current policy period is $99 million and $48 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's share of the retrospective premium assessment would not exceed $2 million.

Millstone, Virginia Power and Summer also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power's maximum retrospective premium assessment for the current policy period is $33 million and $9 million, respectively.

ODEC, a part owner of North Anna, Santee Cooper, a part owner of Summer and Massachusetts Municipal and Green Mountain, part owners of Millstone’s Unit 3, are responsible to the Companies for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

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

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended to provide for periodic payments for damages incurred through December 31, 2022, and additional extensions are contemplated by the settlement agreements. A similar agreement for Summer extends until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations. In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred after 2013. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. This matter is pending.

In 2020, Virginia Power received payments of $24 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2018 through December 31, 2018. In addition, Dominion Energy received payments of $11 million for resolution of claims incurred at Millstone for the period of July 1, 2018 through June 30, 2019 and $4 million for resolution of its share of claims incurred at Summer for the period of January 1, 2019 through December 31, 2019.

In 2019, Virginia Power received payments of $15 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2017 through December 31, 2017. In addition, Dominion Energy received $11 million for resolution of claims incurred at Millstone for the period of July 1, 2017 through June 30, 2018 and $3 million for resolution of its share of claims incurred at Summer for the period of January 1, 2018 through December 31, 2018.

In 2018, Virginia Power received payments of $16 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2016 through December 31, 2016. In addition, Dominion Energy received payment of $13 million for resolution of claims incurred at Millstone for the period of July 1, 2016 through June 30, 2017.

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $46 million and $52 million at December 31, 2020 and 2019, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $35 million at both December 31, 2020 and 2019.

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Long-Term Purchase Agreements

At December 31, 2020, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2021	2022	2023	2024	2025	Thereafter	Total
(millions)
Purchased electric capacity(1)	$67	$66	$66	$66	$65	$749	$1,079
(1)

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $52 million and $29 million for the years ended December 31, 2020 and 2019, respectively.

Guarantees, Surety Bonds and Letters of Credit

Upon the closing of the GT&S Transaction, Dominion Energy retained its four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded. Dominion Energy’s guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a revolving credit facility is described in Note 9.

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

At December 31, 2020, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,854
Nuclear obligations(2)	202
Solar(3)	467
Other(4)	1,004
Total(5)	$3,527
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

(4)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Also includes guarantees entered into by Dominion Energy RNG Holdings, LLC on behalf of a subsidiary to facilitate construction of renewable natural gas facilities. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.

(5)	Excludes Dominion Energy’s guarantees for the new corporate office properties and an offshore wind installation vessel discussed in Note 15.

Additionally, at December 31, 2020, Dominion Energy had purchased $157 million of surety bonds, including $88 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $100 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2020, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

In 2020, Dominion Energy made unconditional promises to several charitable organizations, including to support its commitment to diversity and social justice through scholarship programs and donations to historically black colleges and universities. As a result, Dominion Energy recorded charges totaling $80 million in other income in its Consolidated Statements of Income. These commitments are to be funded at various intervals through 2028. Dominion Energy’s Consolidated Balance Sheets include $73 million in other deferred credits and other liabilities at December 31, 2020.

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

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2020, Dominion Energy’s credit exposure totaled $107 million. Of this amount, investment grade counterparties, including those internally rated, represented 96%, and no single counterparty, whether investment grade or non-investment grade, exceeded $41 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2020, Virginia Power’s credit exposure totaled $15 million. Of this amount, investment grade counterparties, including those internally rated, represented 97%, and no single counterparty exceeded $6 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, as of December 31, 2020 and 2019, Dominion Energy would have been required to post $14 million and $10 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $1 million of collateral at December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash and had posted no collateral at December 31, 2019. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2020 and 2019 was $15 million and $10 million, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2020 and 2019, Virginia Power would have been required to post an additional $2 million and $8 million, respectively, of collateral to its counterparties.

See Note 7 for further information about derivative instruments.

NOTE 25. RELATED-PARTY TRANSACTIONS

Virginia Power engages in related party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy’s consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. See Note 2 for further information. Dominion Energy’s transactions with equity method investments are described in Note 9. A discussion of significant related party transactions follows.

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 20 for more information. At December 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $22 million, respectively. At December 31, 2019, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $53 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2020 and 2019, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $436 million and $782 million, respectively. At December 31, 2020 and 2019, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $354 million and $287 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2020	2019	2018
(millions)
Commodity purchases from affiliates	$569	$690	$930
Services provided by affiliates(1)	455	503	450
Services provided to affiliates	18	24	24
(1)	Includes capitalized expenditures of $141 million, $133 million and $145 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $380 million and $107 million in short-term demand note borrowings from Dominion Energy as of December 31, 2020 and 2019, respectively. The weighted-average interest rate of these borrowings was 0.30% and 3.22% at December 31, 2020 and 2019, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2020 and 2019. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the years ended December 31, 2020, 2019 and 2018.

There were no issuances of Virginia Power’s common stock to Dominion Energy in 2020, 2019 or 2018.

NOTE 26. OPERATING SEGMENTS

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Gas Distribution	Regulated gas distribution and storage(2)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Assets	Nonregulated electric generation fleet	X
	Noncontrolling interest in Cove Point	X

(1)    Includes Virginia Power’s nonjurisdictional generation operations.

(2)   Includes renewable natural gas operations as well as Wexpro’s natural gas development and production operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service companies and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, as well as the net impact of the gas transmission and storage operations held in discontinued operations which are discussed in Note 3.

In 2020, Dominion Energy reported after-tax net expenses of $3.7 billion in the Corporate and Other segment, including $3.4 billion of after-tax net expenses for specific items with $1.2 billion of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $751 million ($564 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;
•	A $405 million ($325 million after-tax) charge associated with certain nonregulated solar generation facilities, attributable to Contracted Assets;
•	A $221 million ($171 million after-tax) charge associated with the sale of Fowler Ridge, attributable to Contracted Assets; and
•	A $130 million ($97 million after-tax) charge for the expected CCRO to be provided to Virginia retail electric customers under the GTSA, attributable to Dominion Energy Virginia;
•

A $127 million ($94 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020, attributable to Dominion Energy Virginia; and

•	A $117 million ($93 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina; partially offset by
•	A $335 million ($264 million after-tax) net gain related to investments in nuclear decommissioning trust funds attributable to:
•	Dominion Energy Virginia ($27 million after-tax); and
•	Contracted Assets ($237 million after-tax).

In 2019, Dominion Energy reported after-tax net expenses of $1.8 billion in the Corporate and Other segment, including $1.5 billion of after-tax net expenses for specific items with $1.9 billion of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2019 primarily related to the impact of the following items:

•	A $1.0 billion ($756 million after-tax) charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, attributable to Dominion Energy South Carolina;
•	$641 million ($480 million after-tax) of charges associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;
•

$427 million ($320 million after-tax) of charges for merger and integration-related costs associated with the SCANA Combination, including a $394 million ($295 million after-tax) charge related to a voluntary retirement program, attributable to:

•	Dominion Energy Virginia ($151 million after-tax);
•	Gas Distribution ($56 million after-tax);
•	Dominion Energy South Carolina ($75 million after-tax); and
•	Contracted Assets ($38 million after-tax).
•	A $346 million ($257 million after-tax) charge related to the early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;
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

•	A $553 million ($411 million after-tax) net gain related to investments in nuclear decommissioning trust funds attributable to:
•	Dominion Energy Virginia ($49 million after-tax); and
•	Contracted Assets ($362 million after-tax); and
•

A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019, attributable to Dominion Energy Virginia.

In 2018, Dominion Energy reported after-tax net income of $117 million in the Corporate and Other segment, including $322 million of after-tax net income for specific items with $196 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2018 primarily related to the impact of the following items:

•

A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers, attributable to Dominion Energy Virginia;

•	A $170 million ($134 million after-tax) net loss related to our investments in nuclear decommissioning trust funds attributable to:
•	Dominion Energy Virginia ($14 million after-tax); and
•	Contracted Assets ($120 million after-tax);
•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018 attributable to Dominion Energy Virginia; and

•	A $70 million ($52 million after-tax) charge associated with major storm damage and service restoration attributable to Dominion Energy Virginia; partially offset by
•	A $282 million ($229 million after-tax) benefit associated with the sale of certain nonregulated generation facilities, attributable to Contracted Assets.

The following table presents segment information pertaining to Dominion Energy’s operations:

Year Ended December 31,	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2020
Total revenue from external customers	$7,802	$2,345	$2,782	$1,020	$200	$48	$14,197
Intersegment revenue	(15)	10	5	51	963	(1,039)	(25)
Total operating revenue	7,787	2,355	2,787	1,071	1,163	(991)	14,172
Depreciation, depletion and amortization	1,247	344	474	182	85	—	2,332
Equity in earnings of equity method investees	—	—	(1)	35	6	—	40
Interest income	13	6	12	91	73	(88)	107
Interest and related charges	527	76	219	75	568	(88)	1,377
Income tax expense (benefit)	496	121	107	(16)	(625)	—	83
Net income (loss) from discontinued operations	—	—	—	167	(2,045)	—	(1,878)
Net income (loss) attributable to Dominion Energy	1,891	560	419	402	(3,673)	—	(401)
Investment in equity method investees(1)	—	55	—	2,784	95	—	2,934
Capital expenditures	3,406	1,151	700	649	425	—	6,331
Total assets (billions)	46.0	17.1	16.0	13.1	8.6	(4.9)	95.9
2019
Total revenue from external customers	$8,170	$2,367	$2,948	$1,083	$(239)	$79	$14,408
Intersegment revenue	(13)	18	4	73	1,071	(1,160)	(7)
Total operating revenue	8,157	2,385	2,952	1,156	832	(1,081)	14,401
Depreciation, depletion and amortization	1,216	335	452	180	100	—	2,283
Equity in earnings of equity method investees	—	2	(4)	(1)	11	—	8
Interest income	11	4	9	97	112	(136)	97
Interest and related charges	530	116	242	98	636	(136)	1,486
Income tax expense (benefit)	482	114	163	20	(570)	—	209
Net income from discontinued operations	—	—	—	183	533	—	716
Net income (loss) attributable to Dominion Energy	1,786	487	430	460	(1,805)	—	1,358
Investment in equity method investees	—	37	—	74	1,223	—	1,334
Capital expenditures	3,002	853	562	367	537	—	5,321
Total assets (billions)	43.7	16.0	15.8	10.2	24.0	(5.9)	103.8
2018
Total revenue from external customers	$8,401	$1,769	$—	$813	$27	$177	$11,187
Intersegment revenue	(552)	16	—	621	602	(675)	12
Total operating revenue	7,849	1,785	—	1,434	629	(498)	11,199
Depreciation, depletion and amortization	1,158	263	—	213	26	—	1,660
Equity in earnings of equity method investees	—	—	—	18	58	—	76
Interest income	10	—	—	84	94	(108)	80
Interest and related charges	516	79	—	124	668	(108)	1,279
Income tax expense (benefit)	380	95	—	75	(28)	—	522
Net income from discontinued operations	—	—	—	116	336	—	452
Net income attributable to Dominion Energy	1,596	373	—	361	117	—	2,447
Capital expenditures	2,640	647	—	247	871	—	4,405
(1)	Excludes liability to Atlantic Coast Pipeline.

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

In 2020, Virginia Power reported after-tax net expenses of $863 million in the Corporate and Other segment, including $915 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2020 primarily related to a $751 million ($559 million after-tax) charge related to the planned early retirement of certain electric generation facilities, a $130 million ($97 million after-tax) charge for the expected CCRO to be provided to Virginia retail electric customers under the GTSA and a $127 million ($94 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020.

In 2019, Virginia Power reported after-tax net expenses of $634 million in the Corporate and Other segment, including $627 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2019 primarily related to the impact of the following items:

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

In 2018, Virginia Power reported after-tax net expenses of $312 million in the Corporate and Other segment, all of which was for specific items attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2018 primarily related to the impact of the following items:

•	A $215 million ($160 million after-tax) charge associated with Virginia legislation enacted in March 2018 that required one-time rate credits of certain amounts to utility customers;
•

An $81 million ($60 million after-tax) charge associated primarily with the asset retirement obligations for ash ponds and landfills at certain utility generation facilities in connection with the enactment of Virginia legislation in April 2018; and

•	A $70 million ($52 million after-tax) charge associated with major storm damage and service restoration.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2020
Operating revenue	$7,763	$—	$7,763
Depreciation and amortization	1,245	7	1,252
Interest income	11	—	11
Interest expense (benefit) and related charges	524	(8)	516
Income tax expense (benefit)	500	(271)	229
Net income (loss)	1,884	(863)	1,021
Capital expenditures	3,372	—	3,372
Total assets (billions)	43.7	—	43.7
2019
Operating revenue	$8,137	$(29)	$8,108
Depreciation and amortization	1,215	8	1,223
Interest income	11	—	11
Interest expense (benefit) and related charges	529	(5)	524
Income tax expense (benefit)	481	(217)	264
Net income (loss)	1,783	(634)	1,149
Capital expenditures	2,981	—	2,981
Total assets (billions)	41.4	—	41.4
2018
Operating revenue	$7,835	$(216)	$7,619
Depreciation and amortization	1,157	(25)	1,132
Interest income	10	—	10
Interest expense (benefit) and related charges	516	(5)	511
Income tax expense (benefit)	378	(78)	300
Net income (loss)	1,594	(312)	1,282
Capital expenditures	2,542	—	2,542

NOTE 27. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Companies’ quarterly results of operations for the years ended December 31, 2020 and 2019 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors. In addition, Dominion Energy’s results have been recast reflecting the presentation of operations included in the GT&S Transaction, Q-Pipe Transaction and investment in Atlantic Coast Pipeline as discontinued operations.  See Notes 3 and 9 for more information.

Dominion Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2020
Operating revenue	$3,938	$3,106	$3,607	$3,521
Income from continuing operations	368	804	27	856
Net income (loss) from continuing operations including noncontrolling interests	(468)	869	112	815
Net income (loss) from discontinued operations including noncontrolling interest	229	(2,001)	19	(125)
Net income (loss) including noncontrolling interests	(239)	(1,132)	131	690
Net income (loss) attributable to Dominion Energy	(270)	(1,169)	356	682
Basic EPS:
Net income (loss) from continuing operations	(0.57)	1.01	0.42	0.98
Net income (loss) from discontinued operations	0.23	(2.42)	(0.01)	(0.16)
Net income (loss) attributable to Dominion Energy	(0.34)	(1.41)	0.41	0.82
Diluted EPS:
Net income (loss) from continuing operations	(0.57)	0.90	0.42	0.98
Net income (loss) from discontinued operations	0.23	(2.42)	(0.01)	(0.16)
Net income (loss) attributable to Dominion Energy	(0.34)	(1.52)	0.41	0.82
Dividends declared per preferred share (Series A)	4.375	4.375	4.375	4.375
Dividends declared per preferred share (Series B)	11.625	11.625	11.625	11.625
Dividends declared per common share	0.9400	0.9400	0.9400	0.6300
2019
Operating revenue	$3,281	$3,443	$3,782	$3,895
Income (loss) from continuing operations	(744)	248	1,104	936
Net income (loss) from continuing operations including noncontrolling interests	(908)	(199)	947	820
Net income (loss) from discontinued operations including noncontrolling interest	231	257	38	190
Net income (loss) including noncontrolling interests	(677)	58	985	1,010
Net income (loss) attributable to Dominion Energy	(680)	54	975	1,009
Basic EPS:
Net income (loss) from continuing operations	(1.14)	(0.25)	1.14	0.99
Net income from discontinued operations	0.28	0.32	0.05	0.22
Net income (loss) attributable to Dominion Energy	(0.86)	0.07	1.19	1.21
Diluted EPS:
Net income (loss) continuing operations	(1.14)	(0.25)	1.12	0.99
Net income from discontinued operations	0.28	0.32	0.05	0.22
Net income (loss) attributable to Dominion Energy	(0.86)	0.07	1.17	1.21
Dividends per share (Series A Preferred Stock)	—	0.729	4.375	4.375
Dividends per share (Series B Preferred Stock)	—	—	—	1.9375
Dividends declared per common share	0.9175	0.9175	0.9175	0.9175

Dominion Energy’s 2020 results include the impact of the following significant items:

•	Fourth quarter results include a $94 million after-tax charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020.
•

Third quarter results include a $298 million after-tax charge associated with certain nonregulated solar generation facilities, a $170 million after-tax charge associated with the sale of Fowler Ridge and a $149 million after-tax charge for the expected CCRO to be provided to Virginia retail electric customers under the GTSA.

•

Second quarter results include $2.2 billion of after-tax charges presented in discontinued operations associated with the cancellation of the Atlantic Coast Pipeline Project and the related portions of the Supply Header Project.

•	First quarter results include a $566 million after-tax charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities.

Dominion Energy’s 2019 results include the impact of the following significant items:

•

Fourth quarter results include a $244 million after-tax charge related to litigation acquired in the SCANA Combination, offset by a $150 million net gain related to nuclear decommissioning trust funds.

•

Second quarter results include a $283 million after-tax charge related to a voluntary retirement program, a $100 million after-tax charge related to a contract termination with a non-utility generator and a $75 million after-tax charge for litigation acquired in the SCANA Combination.

•

First quarter results include $1.3 billion of after-tax merger and integration-related costs related to the SCANA Combination (inclusive of a $756 million after-tax charge for refunds of amounts previously collected from retail electric customers of DESC for the NND Project, a $277 million after-tax charge for certain regulatory assets and property, plant and equipment acquired in the SCANA Combination for which Dominion Energy committed to forego recovery and $134 million after-tax charge for litigation acquired in the SCANA Combination) and a $409 million after-tax charge for the planned early retirement of certain Virginia Power electric generation facilities and automated metering reading infrastructure, partially offset by $197 million after-tax net gain related to nuclear decommissioning trust funds and an $84 million after-tax revision to future ash ponds and landfill closure costs.

Virginia Power

Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2020
Operating revenue	$1,930	$1,805	$2,248	$1,780
Income (loss) from operations	(133)	635	687	497
Net income (loss)	(280)	490	475	336
2019
Operating revenue	$1,965	$1,938	$2,264	$1,941
Income from operations	122	238	820	659
Net income	20	100	602	427

Virginia Power’s 2020 results include the impact of the following significant items:

•	Fourth quarter results include a $94 million after-tax charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020.
•	Third quarter results include a $149 million after-tax charge for the expected CCRO to be provided to Virginia retail electric customers under the GTSA.
•	First quarter results include a $561 million after-tax charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities.

Virginia Power’s 2019 results include the impact of the following significant items:

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of Dominion Energy understands and accepts responsibility for Dominion Energy's financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Dominion Energy continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as Dominion Energy does throughout all aspects of its business.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2020 Annual Report to contain a management's report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2020, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2020.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting at December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2020, of Dominion Energy and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

Dominion Energy’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion Energy’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Dominion Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2021

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of Virginia Power understands and accepts responsibility for Virginia Power's financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Virginia Power continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as it does throughout all aspects of its business.

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

The Board of Directors also serves as Virginia Power's Audit Committee and meets periodically with the independent registered public accounting firm, the internal auditors and management to discuss Virginia Power's auditing, internal accounting control and financial reporting matters and to ensure that each is properly discharging its responsibilities.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power's 2020 Annual Report to contain a management's report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2020, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power's internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of Virginia Power's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by Virginia Power's independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 25, 2021

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION ENERGY

The following information for Dominion Energy is incorporated by reference from the Dominion Energy 2021 Proxy Statement, which will be filed on or around March 19, 2021:

•	Information regarding the directors required by this item is found under the heading Item 1—Election of Directors.
•

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by this item is found under the heading Other Information—Delinquent Section 16(a) Reports.

•

Information regarding the Dominion Energy Audit Committee Financial expert(s) and the Dominion Energy Audit Committee required by this item is found under the heading Corporate Governance—Board and Committee Governance—The Committees of the Board—Audit Committee.

•	Information regarding Dominion Energy’s Code of Ethics and Business Conduct required by this item is found under the heading Other Information—Code of Ethics and Business Conduct.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

DOMINION ENERGY

The following information about Dominion Energy is contained in the 2021 Proxy Statement and is incorporated by reference:

•	Information regarding executive compensation and the Compensation Committee review and discussions of Compensation Discussion and Analysis contained under the heading Executive Compensation.
•	Information regarding Compensation Committee interlocks contained under the heading Corporate Governance—Compensation Committee Interlocks and Insider Participation.
•	Information regarding director compensation contained under the heading Compensation of Non-Employee Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION ENERGY

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the heading Security Ownership of Certain Beneficial Owners and Management in the 2021 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion Energy that are authorized for issuance under its equity compensation plans contained under the heading Executive Compensation—Executive Compensation Tables—Equity Compensation Plans in the 2021 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION ENERGY

The information regarding related party transactions required by this item found under the heading Corporate Governance—Certain Relationships and Related Party Transactions, and information regarding director independence found under the heading Corporate Governance—Director Independence, in the 2021 Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

DOMINION ENERGY

The information concerning principal accountant fees and services contained under the heading Audit-Related Matters—Auditor Fees and Pre-Approval Policy in the 2021 Proxy Statement is incorporated by reference.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2020 and 2019.

Type of Fees	2020	2019
(millions)
Virginia Power
Audit fees	$2.30	$2.13
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$2.30	$2.13

Audit fees represent fees of Deloitte & Touche LLP for the audit of Virginia Power’s annual consolidated financial statements, the review of financial statements included in Virginia Power’s quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings and similar engagements for the fiscal year, such as comfort letters, attest services, consents and assistance with review of documents filed with the SEC.

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of Virginia Power’s consolidated financial statements or internal control over financial reporting. This category may include fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments, and accounting consultations about the application of GAAP to proposed transactions.

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2020 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2021 inclusive of Virginia Power. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 85.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion Energy	Virginia Power

2.1.a

Purchase and Sale Agreement, dated as of July 3, 2020, by and among Dominion Energy, Inc., Dominion Energy Questar Corporation and Berkshire Hathaway Energy Company (Exhibit 2.1, Form 8-K filed July 6, 2020, File No. 1-8489).

X

2.1.b

Purchase and Sale Agreement, dated as of October 5, 2020, by and among Dominion Energy Questar Corporation, Berkshire Hathaway Energy Corporation and Dominion Energy, Inc., as guarantor (Exhibit 2.1, Form 8-K filed October 6, 2020, File No. 1-8489).

X
2.2	Agreement and Plan of Merger by and among Dominion Energy, Inc., Sedona Corp. and SCANA Corporation, dated as of January 2, 2018 (Exhibit 2.1, Form 8-K filed January 5, 2018, File No. 1-8489).	X

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective December 13, 2019 (Exhibit 3.1, Form 8-K filed December 13, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective July 30, 2020 (Exhibit 3.1, Form 8-K filed July 31, 2020, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

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

4.4

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November  1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337).

		X	X

4.5

Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power
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

4.10

2019 Series A Purchase Contract and Pledge Agreement, dated June  14, 2019, among the Dominion Energy, Inc., Deutsche Bank Trust Company Americas, in its capacity as the purchase contract agent, and HSBC Bank USA, National Association, in its capacity as the collateral agent, custodial agent and securities intermediary (Exhibit 3.1, Form 8-K filed June 14, 2019, File No.1-8489).

X

4.11

Registration Rights Agreement, dated December 16, 2019, by and between Dominion Energy, Inc. and Gallagher Fiduciary Advisors, LLC on behalf of the Dominion Energy, Inc. Defined Benefit Master Trust (Exhibit 4.1, Form 8-K filed December 20, 2019, File No. 1-8489).

X

4.12	Description of Dominion Energy, Inc.’s Common Stock (Exhibit 4.16, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).	X

4.13

Description of Dominion Energy, Inc.’s 2016 Series A 5.25% Enhanced Junior Subordinated Notes due 2076 (Exhibit 4.17, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).

X

4.14	Description of Dominion Energy, Inc.’s 2019 Series A Corporate Units (Exhibit 4.18, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).	X

4.15	Description of Virginia Electric and Power Company’s Common Stock (Exhibit 4.19, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).		X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.1

$6,000,000,000 Fourth Amended and Restated Revolving Credit Agreement, dated March 22, 2019, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy Gas Holdings, LLC, Questar Gas Company, South Carolina Electric & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K filed March 26, 2019, File No. 1-8489); as amended by the First Amendment, dated October 30, 2020, to the Fourth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2020 filed November 6, 2020, File No. 1-8489).

		X	X

10.2

DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).

X

10.3	DES Services Agreement, dated January 1, 2021, between Dominion Energy Services, Inc. and Virginia Electric and Power Company (filed herewith).		X

10.4	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.5

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

10.6*

Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc., amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Exhibit 10.1, Form 8-K filed April 4, 2006, File No. 1-8489).

X

10.7*

Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 28, 2014, File No. 1-8489 and File No. 1-2255).

X

10.8*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 31, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.9*

Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), as amended effective October 1, 2019 (Exhibit 10.1, Form 8-K filed October 2, 2019, File No. 1-8489), as amended December 11, 2020 (filed herewith).

X

10.10*

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.11*

Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).

X

10.12*

Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).

X

10.13*

Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).

X

10.14*

Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489 and File No. 1-2250).

X

10.15*

Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell, II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).

		X	X

10.16*

Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).

		X	X

10.17*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X

10.18*	Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (filed herewith).	X

10.19*

2019 Performance Grant Plan under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.42, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489).

X

10.20*

2019 Goal-Based Stock Award Agreement under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.43, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489).

X

10.21*

Form of Restricted Stock Award Agreement under the 2019 Long-Term Incentive Program approved January 24, 2019 (Exhibit 10.44, Form 10-K for the fiscal year ended December 31, 2018, filed February 28, 2019, File No. 1-8489).

X

10.22*

2020 Performance Grant Plan under the 2020 Long-Term Incentive Program approved January 23, 2020 (Exhibit 10.33, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).

X

10.23*

2020 Goal-Based Stock Award Agreement under the 2020 Long-Term Incentive Program approved January 23, 2020 (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.24*

Form of Restricted Stock Award Agreement under the 2020 Long-Term Incentive Program approved January 23, 2020 (Exhibit 10.35, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).

X

10.25*	Restricted Stock Award Agreement for Diane Leopold (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2020 filed November 6, 2020, File No. 1-8489).	X

10.26*	2021 Performance Grant Plan under the 2021 Long-Term Incentive Program approved January 21, 2021 (filed herewith).	X

10.27*	Form of 2021 Goal-Based Stock Award Agreement under the 2021 Long-Term Incentive Program approved January 21, 2021 (filed herewith).	X

10.28*	Form of Restricted Stock Agreement under the 2021 Long-Term Incentive Program approved January 21, 2021 (filed herewith).	X

10.29*	2021 Restricted Stock Award Agreement for Thomas F. Farrell, II (filed herewith).	X

10.30*	2021 Performance Grant Plan for Thomas F. Farrell, II (filed herewith).	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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
101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

DOMINION ENERGY, INC.

By:	/s/ Robert M. Blue
(Robert M. Blue, President and Chief Executive Officer)

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2021.

Signature	Title

/s/ Thomas F. Farrell, II Thomas F. Farrell, II	Executive Chairman of the Board of Directors

/s/ James A. Bennett James A. Bennett	Director

/s/ Robert M. Blue Robert M. Blue	Director, President and Chief Executive Officer
/s/ Helen E. Dragas Helen E. Dragas	Director

/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Director
/s/ D. Maybank Hagood	Director
D. Maybank Hagood
/s/ Ronald W. Jibson Ronald W. Jibson	Director

/s/ Mark J. Kington Mark J. Kington	Director

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ Pamela J. Royal Pamela J. Royal	Director

/s/ Robert H. Spilman, Jr. Robert H. Spilman, Jr.	Director

/s/ Susan N. Story Susan N. Story	Director

/s/ Michael E. Szymanczyk Michael E. Szymanczyk	Director

/s/ James R. Chapman James R. Chapman	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer

Virginia Power

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ Robert M. Blue
(Robert M. Blue, Chief Executive Officer)

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2021.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Diane Leopold Diane Leopold	Director

/s/ James R. Chapman James R. Chapman	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer