Form 10-Q
period 2021-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2021-05-04
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At April 23, 2021, the latest practicable date for determination, Dominion Energy, Inc. had 806,524,337 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
CAA	Clean Air Act
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy and Virginia Power, collectively
Contracted Assets	Contracted Assets operating segment
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
Dominion Iroquois

The legal entity Iroquois Inc. (formerly known as Dominion Iroquois, Inc.), one or more of its consolidated subsidiaries, or the entirety of Iroquois, Inc. and its consolidated subsidiaries, which held a 50% noncontrolling interest in Iroquois

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

Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP
Iroquois	Iroquois Gas Transmission System, L.P.
ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

Norge Solar	A proposed 20 MW utility-scale solar power station located in James City County, Virginia

North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
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

RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
Rider CE	A rate adjustment clause associated with the recovery of costs related to certain renewable generation facilities in Virginia
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
RTO	Regional transmission organization
Sadler Solar	An approximately 100 MW proposed utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA

SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Surry	Surry nuclear power station
Sycamore Solar	A proposed 42 MW utility-scale solar power station located in Pittsylvania County, Virginia
Terra Nova Renewable Partners	A partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets
Three Cedars	Granite Mountain and Iron Springs, collectively
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(millions, except per share amounts)
Operating Revenue	$3,870	$3,938
Operating Expenses
Electric fuel and other energy-related purchases	550	657
Purchased electric capacity	11	2
Purchased gas	484	434
Other operations and maintenance	987	891
Depreciation, depletion and amortization	608	578
Other taxes	257	240
Impairment of assets and other charges	95	768
Total operating expenses	2,992	3,570
Income from operations	878	368
Other income (expense)	367	(454)
Interest and related charges	53	432
Income (loss) from continuing operations including noncontrolling interests before income tax expense (benefit)	1,192	(518)
Income tax expense (benefit)	212	(50)
Net Income (Loss) From Continuing Operations Including Noncontrolling Interests	980	(468)
Net Income From Discontinued Operations Including Noncontrolling Interests(1)(2)	28	229
Net Income (Loss) Including Noncontrolling Interests	1,008	(239)
Noncontrolling Interests	—	31
Net Income (Loss) Attributable to Dominion Energy	$1,008	$(270)
Amounts attributable to Dominion Energy
Net Income (Loss) from continuing operations	$980	$(466)
Net Income from discontinued operations	28	196
Net Income (Loss) attributable to Dominion Energy	$1,008	$(270)
EPS - Basic
Net income (loss) from continuing operations	$1.19	$(0.57)
Net income from discontinued operations	0.04	0.23
Net income (loss) attributable to Dominion Energy	$1.23	$(0.34)
EPS - Diluted
Net income (loss) from continuing operations	$1.19	$(0.57)
Net income from discontinued operations	0.04	0.23
Net income (loss) attributable to Dominion Energy	$1.23	$(0.34)

(1)	See Note 10 for amounts attributable to related parties.
(2)	Includes income tax expense of $7 million and $31 million for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(millions)
Net income (loss) including noncontrolling interests	$1,008	$(239)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	39	(266)
Changes in unrealized net gains (losses) on investment securities(2)	(31)	9
Changes in net unrecognized pension and other postretirement benefit costs(3)	6	—
Amounts reclassified to net income (loss):
Net derivative losses-hedging activities(4)	13	22
Net realized (gains) losses on investment securities(5)	1	(9)
Net pension and other postretirement benefit costs(6)	18	19
Total other comprehensive income (loss)	46	(225)
Comprehensive income (loss) including noncontrolling interests	1,054	(464)
Comprehensive income attributable to noncontrolling interests	—	31
Comprehensive income (loss) attributable to Dominion Energy	$1,054	$(495)

(1)	Net of $(13) million and $93 million tax for the three months ended March 31, 2021 and 2020, respectively.
(2)	Net of $10 million and $(4) million tax for the three months ended March 31, 2021 and 2020, respectively.
(3)	Net of $(4) million and $— million tax for the three months ended March 31, 2021 and 2020, respectively.
(4)	Net of $(4) million and $(7) million tax for the three months ended March 31, 2021 and 2020, respectively.
(5)	Net of $— million and $4 million tax for the three months ended March 31, 2021 and 2020, respectively.
(6)	Net of $(7) million and $(5) million tax for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$477	$172
Customer receivables (less allowance for doubtful accounts of $39 and $42)	1,841	2,295
Other receivables (less allowance for doubtful accounts of $3 at both dates)	239	212
Inventories	1,476	1,550
Regulatory assets	650	699
Other	479	476
Current assets held for sale	1,500	1,482
Total current assets	6,662	6,886
Investments
Nuclear decommissioning trust funds	7,139	6,900
Investment in equity method affiliates	2,949	2,934
Other	405	404
Total investments	10,493	10,238
Property, Plant and Equipment
Property, plant and equipment	84,035	82,959
Accumulated depreciation, depletion and amortization	(25,614)	(25,111)
Total property, plant and equipment, net	58,421	57,848
Deferred Charges and Other Assets
Goodwill	7,381	7,381
Regulatory assets	8,793	9,133
Other	4,953	4,419
Total deferred charges and other assets	21,127	20,933
Total assets	$96,703	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,639	$1,937
Supplemental 364-Day credit facility borrowings	—	225
Short-term debt	2,815	895
Accounts payable	848	944
Accrued interest, payroll and taxes	957	1,133
Regulatory liabilities	641	809
Liability to Atlantic Coast Pipeline	97	1,052
Q-Pipe Transaction deposit	1,290	1,290
Other(2)	1,924	1,933
Current liabilities held for sale	625	625
Total current liabilities	11,836	10,843
Long-Term Debt
Long-term debt	30,209	30,915
Junior subordinated notes	2,162	2,161
Other	877	881
Total long-term debt	33,248	33,957
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,202	5,953
Regulatory liabilities	10,202	10,187
Other	8,177	8,504
Total deferred credits and other liabilities	24,581	24,644
Total liabilities	69,665	69,444
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (See Note 16)	2,387	2,387
Common stock – no par(3)	21,310	21,258
Retained earnings	4,673	4,189
Accumulated other comprehensive loss	(1,671)	(1,717)
Total shareholders' equity	26,699	26,117
Noncontrolling interests	339	344
Total equity	27,038	26,461
Total liabilities and equity	$96,703	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 806 million shares outstanding at both March 31, 2021 and December 31, 2020.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net income (loss) including noncontrolling interests					(270)		(270)	31	(239)
Issuance of stock			1	78			78		78
Preferred stock dividends (See Note 16)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(788)		(788)	(44)	(832)
Other comprehensive loss, net of tax						(225)	(225)		(225)
Other					1		1		1
March 31, 2020	2	$2,387	839	$23,902	$6,455	$(2,018)	$30,726	$2,026	$32,752

December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,008		1,008	—	1,008
Issuance of stock			—	48			48		48
Stock awards (net of change in unearned compensation)				4			4		4
Preferred stock dividends (See Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per share) and distributions					(508)		(508)	(6)	(514)
Other comprehensive income, net of tax						46	46		46
Other							—	1	1
March 31, 2021	2	$2,387	806	$21,310	$4,673	$(1,671)	$26,699	$339	$27,038

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2021	2020
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$1,008	$(239)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	685	759
Deferred income taxes and investment tax credits	216	(65)
Impairment of assets and other charges	95	768
Net losses (gains) on nuclear decommissioning trust funds and other investments	(152)	526
Other adjustments	4	4
Changes in:
Accounts receivable	334	245
Inventories	73	71
Deferred fuel and purchased gas costs, net	(149)	162
Prepayments	24	38
Accounts payable	21	(164)
Accrued interest, payroll and taxes	(177)	(234)
Customer deposits	(9)	(13)
Margin deposit assets and liabilities	(60)	46
Net realized and unrealized changes related to derivative activities	(218)	36
Other operating assets and liabilities	(243)	(307)
Net cash provided by operating activities	1,452	1,633
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,328)	(1,462)
Acquisition of solar development projects	(23)	(8)
Proceeds from sales of securities	1,765	602
Purchases of securities	(1,765)	(631)
Contributions to equity method affiliates	(977)	(11)
Acquisition of equity method investments	—	(178)
Other	20	47
Net cash used in investing activities	(2,308)	(1,641)
Financing Activities
Issuance of short-term debt, net	1,921	1,279
Issuance of short-term notes	—	500
Repayment of supplemental 364-day credit facility borrowings	(225)	—
Issuance of long-term debt	150	950
Repayment of long-term debt, including redemption premiums	(161)	(932)
Issuance of common stock	48	78
Common dividend payments	(508)	(788)
Other	(54)	(81)
Net cash provided by financing activities	1,171	1,006
Increase in cash, restricted cash and equivalents	315	998
Cash, restricted cash and equivalents at beginning of period	247	269
Cash, restricted cash and equivalents at end of period	$562	$1,267

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(millions)
Operating Revenue(1)	$1,830	$1,930
Operating Expenses
Electric fuel and other energy-related purchases(1)	406	492
Excess electric capacity	(3)	(9)
Other operations and maintenance:
Affiliated suppliers	87	87
Other	426	331
Depreciation and amortization	324	311
Other taxes	93	87
Impairment of assets and other charges (benefit)	(51)	764
Total operating expenses	1,282	2,063
Income (loss) from operations	548	(133)
Other income (expense)	32	(52)
Interest and related charges(1)	136	126
Income (loss) before income tax expense	444	(311)
Income tax expense (benefit)	70	(31)
Net Income (Loss)	$374	$(280)

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(millions)
Net income (loss)	$374	$(280)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	32	(45)
Changes in unrealized net losses on nuclear decommissioning trust funds(2)	(5)	(2)
Amounts reclassified to net income (loss):
Net derivative losses-hedging activities(3)	1	—
Net realized losses on nuclear decommissioning trust funds(4)	1	1
Total other comprehensive income (loss)	29	(46)
Comprehensive income (loss)	$403	$(326)

(1)	Net of $(11) million and $16 million tax for the three months ended March 31, 2021 and 2020, respectively.
(2)	Net of $— million and $— million tax for the three months ended March 31, 2021 and 2020, respectively.
(3)	Net of $— million and $— million tax for the three months ended March 31, 2021 and 2020, respectively.
(4)	Net of $— million and $(1) million tax for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$35
Customer receivables (less allowance for doubtful accounts of $18 and $23)	926	1,315
Other receivables (less allowance for doubtful accounts of $2 at both dates)	86	91
Affiliated receivables	10	5
Inventories (average cost method)	840	862
Regulatory assets	292	295
Other(2)	52	59
Total current assets	2,262	2,662
Investments
Nuclear decommissioning trust funds	3,322	3,197
Other	3	3
Total investments	3,325	3,200
Property, Plant and Equipment
Property, plant and equipment	47,431	46,736
Accumulated depreciation and amortization	(14,446)	(14,167)
Total property, plant and equipment, net	32,985	32,569
Deferred Charges and Other Assets
Regulatory assets	3,235	3,509
Other(2)	1,977	1,714
Total deferred charges and other assets	5,212	5,223
Total assets	$43,784	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$458	$8
Short-term debt	420	45
Accounts payable	311	332
Payables to affiliates	125	266
Affiliated current borrowings	177	380
Accrued interest, payroll and taxes	307	253
Asset retirement obligations	159	166
Regulatory liabilities	272	425
Derivative liabilities(2)	171	390
Other	591	562
Total current liabilities	2,991	2,827
Long-Term Debt
Long-term debt	12,759	13,207
Other	481	480
Total long-term debt	13,240	13,687
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,873	2,779
Asset retirement obligations	3,681	3,654
Regulatory liabilities	5,402	5,338
Other(2)	786	812
Total deferred credits and other liabilities	12,742	12,583
Total liabilities	28,973	29,097
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	7,983	7,758
Accumulated other comprehensive loss	(23)	(52)
Total common shareholder’s equity	14,811	14,557
Total liabilities and shareholder’s equity	$43,784	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2021 and December 31, 2020.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net loss				(280)		(280)
Dividends				(108)		(108)
Other comprehensive loss, net of tax					(46)	(46)
Other				1		1
March 31, 2020	275	5,738	1,113	6,780	(75)	13,556

December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				374		374
Dividends				(150)		(150)
Other comprehensive income, net of tax					29	29
Other				1		1
March 31, 2021	275	$5,738	$1,113	$7,983	$(23)	$14,811

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2021	2020
(millions)
Operating Activities
Net income (loss)	$374	$(280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	365	357
Deferred income taxes and investment tax credits	87	(135)
Impairment of assets and other charges (benefit)	(51)	764
Other adjustments	(29)	53
Changes in:
Accounts receivable	317	123
Affiliated receivables and payables	(144)	24
Inventories	21	5
Prepayments	(4)	(5)
Deferred fuel expenses, net	(159)	70
Accounts payable	—	99
Accrued interest, payroll and taxes	54	13
Net realized and unrealized changes related to derivative activities	18	(12)
Other operating assets and liabilities	(65)	73
Net cash provided by operating activities	784	1,149
Investing Activities
Plant construction and other property additions	(766)	(764)
Purchases of nuclear fuel	(46)	(25)
Acquisition of solar development projects	(10)	(6)
Proceeds from sales of securities	789	294
Purchases of securities	(791)	(310)
Other	41	37
Net cash used in investing activities	(783)	(774)
Financing Activities
Issuance (repayment) of short-term debt, net	375	(108)
Repayment of affiliated current borrowings, net	(203)	(106)
Common dividend payments to parent	(150)	(108)
Other	(2)	(1)
Net cash provided by (used in) financing activities	20	(323)
Increase in cash, restricted cash and equivalents	21	52
Cash, restricted cash and equivalents at beginning of period	35	24
Cash, restricted cash and equivalents at end of period	$56	$76

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and, following completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations to BHE through the GT&S Transaction completed in November 2020 and the proposed Q-Pipe Transaction of Dominion Energy’s remaining regulated gas transmission and storage services in the Rocky Mountain region of the U.S.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2021 and their results of operations, changes in equity and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At March 31, 2021, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects and Brookfield’s 25% interest in Cove Point (effective December 2019 until November 2020) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. Terra Nova Renewable Partners has a future option to buy all or a portion of Dominion Energy’s remaining 67% ownership in certain nonregulated solar projects upon the occurrence of certain events, including any proposed sale by Dominion Energy of its interest.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2021	March 31, 2020	December 31, 2020	December 31, 2019
(millions)
Dominion Energy
Cash and cash equivalents(1)	$491	$1,192	$179	$166
Restricted cash and equivalents(2)(3)	71	75	68	103
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$562	$1,267	$247	$269
Virginia Power
Cash and cash equivalents	$56	$71	$35	$17
Restricted cash and equivalents(3)	—	5	—	7
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$56	$76	$35	$24

(1)

At March 31, 2021, March 31, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $14 million, $59 million, $7 million and $31 million of cash and cash equivalents included in current assets held for sale, respectively.

(2)

At March 31, 2021, March 31, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $3 million, $12 million, $3 million and $12 million of restricted cash and equivalents included in current assets held for sale, respectively.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Three Months Ended March 31,
	2021	2020
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$341	$343
Leases(1)	9	17
(1)	Includes $2 million and $17 million of financing leases at March 31, 2021 and 2020, respectively, and $7 million of operating leases at March 31, 2021.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Three Months Ended March 31,
	2021	2020
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$262	$210
Financing leases	1	10

Property, Plant and Equipment

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $754 million ($561 million after-tax) in the first quarter of 2020, primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 3. Acquisitions and Dispositions

Disposition of Gas Transmission & Storage Operations to BHE

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt, to sell substantially all of its gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests). The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. In October 2020, pursuant to a provision in the agreement with BHE, Dominion Energy elected to exclude Dominion Energy Questar Pipeline and certain other affiliated entities from the transaction as approval under the Hart-Scott-Rodino Act had not been obtained by mid-September 2020. Concurrently in October 2020, Dominion Energy and BHE entered into a separate agreement under which Dominion Energy will sell Dominion Energy Questar Pipeline and certain other affiliated entities for cash consideration of $1.3 billion and the assumption of related long-term debt.  In November 2020, Dominion Energy completed the GT&S Transaction as discussed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing. In addition, BHE will provide certain administrative services to Dominion Energy. Dominion Energy recorded revenue of $5 million associated with the transition service agreement in operating revenue in its Consolidated Statements of Income for the three months ended March 31, 2021.

Also in November 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction. Dominion Energy will be required to repay all or substantially all of this deposit, or issue to BHE an equivalent value in shares of Dominion Energy common stock at Dominion Energy’s option, if the Q-Pipe Transaction does not close by December 30, 2021. Dominion Energy may, effective April 1, 2021, solicit or accept offers from alternative buyers for all or a material portion of the Q-Pipe Transaction and either party may terminate the Q-Pipe Transaction if closing has not occurred on or before June 30, 2021.  If the Hart-Scott-Rodino Act approval has not been obtained by June 30, 2021, upon BHE’s request, Dominion Energy will seek an alternative buyer for all or a material portion of the Q-Pipe Transaction. The Q-Pipe Transaction is structured as an asset sale for tax purposes and is expected to close in 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. Based on the recorded balances at March 31, 2021, Dominion Energy expects to recognize a pre-tax gain of approximately $450 million ($320 million after-tax) upon closing, including the write-off of $191 million of goodwill, but excluding the effects of any closing adjustments.

The operations included in both the GT&S Transaction and the Q-Pipe Transaction are presented in held-for-sale and discontinued operations effective July 2020. As a result, the previously reported amounts have been recast to reflect this presentation and depreciation and amortization ceased on the applicable assets. As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within held-for-sale and discontinued operations. See Note 10 for further information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which are reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Operating revenue	$67	$563	$65
Operating expense	19	333	33
Other income	—	20	1
Interest and related charges	5	53	4
Income before income taxes	43	197	29
Income tax expense	8	27	4
Net income including noncontrolling interests	35	170	25
Noncontrolling interests	—	33	—
Net income attributable to Dominion Energy	$35	$137	$25

The carrying amounts of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At March 31, 2021	At December 31, 2020
	Q-Pipe Transaction	Q-Pipe Transaction
(millions)
Current assets(1)	$49	$47
Equity method investments(2)	35	35
Property, plant and equipment, net	1,120	1,113
Other deferred charges and other assets, including goodwill and intangible assets(3)	224	224
Current liabilities	30	30
Long-term debt	426	426
Other deferred credits and liabilities	154	154

(1)	Includes cash and cash equivalents of $13 million and $7 million as of March 31, 2021 and December 31, 2020.
(2)	Comprised of an equity method investment in White River Hub.
(3)	Includes goodwill of $191 million at both March 31, 2021 and December 31, 2020.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Q-Pipe Transaction	GT&S Transaction	Q-Pipe Transaction
(millions)
Capital expenditures	$3	$73	$6
Significant noncash items
Depreciation, depletion and amortization	—	82	13
Accrued capital expenditures	2	16	—

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2021	2020
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,155	$1,158
Commercial	719	798
Industrial	178	182
Government and other retail	189	219
Wholesale	43	33
Nonregulated electric sales	249	232
Regulated gas sales:
Residential	630	548
Commercial	206	191
Other	34	28
Nonregulated gas sales	52	83
Regulated gas transportation and storage	271	232
Other regulated revenues	66	92
Other nonregulated revenues(1)(2)	48	31
Total operating revenue from contracts with customers	3,840	3,827
Other revenues(3)(4)	30	111
Total operating revenue	$3,870	$3,938
Virginia Power
Regulated electric sales:
Residential	$889	$896
Commercial	547	614
Industrial	91	97
Government and other retail	176	203
Wholesale	26	24
Other regulated revenues	57	62
Other nonregulated revenues(1)(2)	21	13
Total operating revenue from contracts with customers	1,807	1,909
Other revenues(2)(3)	23	21
Total operating revenue	$1,830	$1,930

(1)

Amounts above include sales which are considered to be goods transferred at a point in time. Such amounts include $7 million for both the three months ended March 31, 2021 and 2020, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, amounts above include sales of renewable energy credits. Such amounts included $6 million and $4 million for the three months ended March 31, 2021 and $4 million and $3 million for the three months ended March 31, 2020, at Dominion Energy and Virginia Power, respectively.

(2)	See Notes 10 and 19 for amounts attributable to related parties and affiliates.
(3)

Amounts above include alternative revenue of $22 million and $36 million at Dominion Energy and $20 million and $17 million at Virginia Power for the three months ended March 31, 2021 and 2020, respectively.

(4)	Amounts above include revenue associated with services provided to discontinued operations of $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at March 31, 2021	2021	2022	2023	2024	2025	Thereafter	Total
(millions)
Dominion Energy	$51	$68	$66	$59	$51	$493	$788

At March 31, 2021 and December 31, 2020, Dominion Energy’s contract liability balances were $74 million and $130 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At March 31, 2021 and December 31, 2020, Virginia Power’s contract liability balances were $32 million and $36 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2021 and 2020, Dominion Energy recognized revenue of $122 million and $93 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2021 and 2020, Virginia Power recognized $36 million and $24 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2021	2020	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.5	3.3	4.5	4.8
Investment tax credits	(3.8)	(7.0)	(6.6)	(6.4)
Production tax credits	(0.3)	(0.8)	(0.6)	(0.8)
Reversal of excess deferred income taxes	(2.2)	(7.8)	(2.2)	(8.1)
AFUDC - equity	(0.4)	(0.7)	(0.7)	(0.7)
Other, net	—	1.7	0.3	0.3
Effective tax rate	17.8%	9.7%	15.7%	10.1%

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of excess deferred income tax amortization in 2021. The reversal of these excess deferred income taxes will impact the effective tax rate and rates charged to customers. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

As of March 31, 2021, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of these unrecognized tax benefits.

In April 2021, a state legislative change was enacted for tax years beginning January 1, 2022. Dominion Energy expects to record an approximate $20 million deferred tax benefit, inclusive of an approximate $15 million benefit at Virginia Power, in the second quarter of 2021.

Discontinued operations

Income tax expense reflected in discontinued operations is $7 million and $31 million for the three months ended March 31, 2021 and 2020, respectively.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
(millions, except EPS)
Net income (loss) attributable to Dominion Energy from continuing operations	$980	$(466)
Preferred stock dividends (see Note 16)	(16)	(16)
Net income (loss) attributable to Dominion Energy from continuing operations – Basic	964	(482)
Dilutive effect of Series A Preferred Stock	—	—
Net income (loss) attributable to Dominion Energy from continuing operations - Diluted	$964	$(482)

Net income attributable to Dominion Energy from discontinued operations - Basic & Diluted	$28	$196

Average shares of common stock outstanding – Basic & Diluted	805.9	838.2
Net effect of dilutive securities	—	—
Average shares of common stock outstanding – Diluted	805.9	838.2

EPS from continuing operations – Basic	$1.19	$(0.57)
EPS from discontinued operations – Basic	0.04	0.23
EPS attributable to Dominion Energy – Basic	$1.23	$(0.34)

EPS from continuing operations – Diluted	1.19	$(0.57)
EPS from discontinued operations – Diluted	0.04	0.23
EPS attributable to Dominion Energy – Diluted	$1.23	$(0.34)

The 2019 Equity Units and the Q-Pipe Transaction deposit are potentially dilutive securities. See Note 3 in this report and Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2021, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. For the three months ended March 31, 2021, a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period. As a result of a net loss attributable to Dominion Energy from continuing operations for the three months ended March 31, 2020, any adjustments to earnings or shares would be considered antidilutive and are therefore excluded from the calculation of diluted EPS from continuing operations. The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2021 based upon the expectation Dominion Energy would settle in cash rather than through the issuance of Dominion Energy common stock.

Note 7. Accumulated Other Comprehensive Income

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended March 31, 2021
Beginning balance	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	39	(31)	6	—	14
Amounts reclassified from AOCI: (gains) losses(1)	13	1	18	—	32
Net current period other comprehensive income (loss)	52	(30)	24	—	46
Ending balance	$(367)	$32	$(1,335)	$(1)	$(1,671)
Three Months Ended March 31, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(266)	9	—	—	(257)
Amounts reclassified from AOCI: (gains) losses(1)	22	(9)	19	—	32
Net current period other comprehensive income (loss)	(244)	—	19	—	(225)
Ending balance	$(651)	$37	$(1,402)	$(2)	$(2,018)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Purchased gas
Interest rate contracts	16	Interest and related charges
Total	17
Tax	(4)	Income tax expense (benefit)
Total, net of tax	$13
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$1	Other income (expense)
Total	1
Tax	—	Income tax expense (benefit)
Total, net of tax	$1
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income (expense)
Amortization of actuarial losses	30	Other income (expense)
Total	25
Tax	(7)	Income tax expense (benefit)
Total, net of tax	$18
Three Months Ended March 31, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(6)	Operating revenue
	3	Purchased gas
	(1)	Discontinued operations
Interest rate contracts	25	Interest and related charges
	2	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	29
Tax	(7)	Income tax expense (benefit)
Total, net of tax	$22
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(13)	Other income (expense)
Total	(13)
Tax	4	Income tax expense (benefit)
Total, net of tax	$(9)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(6)	Other income (expense)
Amortization of actuarial losses	30	Other income (expense)
Total	24
Tax	(5)	Income tax expense (benefit)
Total, net of tax	$19

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended March 31, 2021
Beginning balance	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	32	(5)	27
Amounts reclassified from AOCI: losses(1)	1	1	2
Net current period other comprehensive income (loss)	33	(4)	29
Ending balance	$(27)	$4	$(23)
Three Months Ended March 31, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: losses	(45)	(2)	(47)
Amounts reclassified from AOCI: losses(1)	—	1	1
Net current period other comprehensive income (loss)	(45)	(1)	(46)
Ending balance	$(79)	$4	$(75)

(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended March 31, 2021
(Gains) losses on cash flow hedges:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense (benefit)
Total, net of tax	$1
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$1	Other income (expense)
Total	1
Tax	—	Income tax expense (benefit)
Total, net of tax	$1
Three Months Ended March 31, 2020
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$2	Other income (expense)
Total	2
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$1

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. See Note 9 in this report for further information about the Companies’ derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures, options and swaps, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures and swaps contracts. The discounted cash flow model for forwards, futures and swaps calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. For Level 3 fair value measurements, certain forward market prices are considered unobservable.

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at March 31, 2021.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$56	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(2) - 3	—
Total assets	$58
Liabilities
Financial forwards:
FTRs	$2	Discounted cash flow	Market price (per MWh)	(3)	(2) - 2	—
Total liabilities	$2
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2021
Assets
Derivatives:
Commodity	$—	$51	$58	$109
Interest rate	—	740	—	740
Investments(1):
Equity securities:
U.S.	4,569	—	—	4,569
Fixed income:
Corporate debt instruments	—	722	—	722
Government securities	728	727	—	1,455
Cash equivalents and other	18	—	—	18
Total assets	$5,315	$2,240	$58	$7,613
Liabilities
Derivatives:
Commodity	$—	$76	$2	$78
Interest rate	—	186	—	186
Total liabilities	$—	$262	$2	$264
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$57	$110	$167
Interest rate	—	230	—	230
Investments(1):
Equity securities:
U.S.	4,648	—	—	4,648
Fixed income:
Corporate debt instruments	—	629	—	629
Government securities	508	730	—	1,238
Cash equivalents and other	32	15	—	47
Total assets	$5,188	$1,661	$110	$6,959
Liabilities
Derivatives:
Commodity	$—	$48	$7	$55
Interest rate	—	431	—	431
Total liabilities	$—	$479	$7	$486
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $399 million and $340 million of assets at March 31, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2021	2020
(millions)
Beginning balance	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(21)	(22)
Included in regulatory assets/liabilities	(47)	80
Settlements	21	22
Ending balance	$56	$43

There are less than $1 million of unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2021. There were no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2020.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2021.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$56	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(2) - 3	—
Total assets	$58
Liabilities
Financial forwards:
FTRs	$2	Discounted cash flow	Market price (per MWh)	(3)	(2) - 2	—
Total liabilities	$2

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2021
Assets
Derivatives:
Commodity	$—	$18	$58	$76
Interest rate	—	283	—	283
Investments(1):
Equity securities:
U.S.	2,132	—	—	2,132
Fixed income:
Corporate debt instruments	—	400	—	400
Government securities	340	277	—	617
Total assets	$2,472	$978	$58	$3,508
Liabilities
Derivatives:
Commodity	$—	$26	$2	$28
Interest rate	—	150	—	150
Total liabilities	$—	$176	$2	$178
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$5	$110	$115
Interest rate	—	66	—	66
Investments(1):
Equity securities:
U.S.	2,171	—	—	2,171
Fixed income:
Corporate debt instruments	—	348	—	348
Government securities	201	309	—	510
Cash equivalents and other	13	—	—	13
Total assets	$2,385	$728	$110	$3,223
Liabilities
Derivatives:
Commodity	$—	$22	$7	$29
Interest rate	—	376	—	376
Total liabilities	$—	$398	$7	$405

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $199 million and $167 million of assets at March 31, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2021	2020
(millions)
Beginning balance	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(21)	(22)
Included in regulatory assets/liabilities	(47)	80
Settlements	21	22
Ending balance	$56	$43

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2021 and 2020.

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

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$31,991	$36,334	$31,996	$38,773
Supplemental 364-Day credit facility borrowings	—	—	225	225
Junior subordinated notes(4)	3,412	3,579	3,411	3,633
Virginia Power
Long-term debt(4)	$13,209	$15,174	$13,207	$16,455

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At both March 31, 2021 and December 31, 2020, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $3 million.

(3)	Includes amounts classified as held for sale, see Note 3.
(4)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. The Companies’ derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of securities, none of which are subject to restrictions. Cash collateral, as presented in the table below, is used to offset derivative assets and liabilities.  Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, letters of credit and other forms of securities, as well as certain long-term debt, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 18 for further information regarding credit-related contingent features for the Companies’ derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$76	$18	$—	$58	$117	$9	$—	$108
Exchange	33	33	—	—	49	24	—	25
Interest rate contracts:
Over-the-counter	740	19	—	721	230	13	—	217
Total derivatives, subject to a master netting or similar arrangement	$849	$70	$—	$779	$396	$46	$—	$350

(1)	Excludes less than $1 million and $1 million of derivative assets at March 31, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$28	$18	$—	$10	$30	$9	$—	$21
Exchange	50	33	17	—	24	24	—	—
Interest rate contracts:
Over-the-counter	186	19	11	156	431	13	17	401
Total derivatives, subject to a master netting or similar arrangement	$264	$70	$28	$166	$485	$46	$17	$422

(1)

Excludes less than $1 million and $1 million of derivative liabilities at March 31, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at March 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	60	19
Basis	202	496
Electricity (MWh):
Fixed price	10,745,307	9,789,934
FTRs	18,264,727	—
Interest rate(2) (millions)	$1,250	$5,407

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at March 31, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(367)	$(40)	393 months
Total	$(367)	$(40)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and March 31, 2020.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(millions)
Long-term debt	$(1,153)	$(1,153)	$(3)	$(3)

(1)	Includes $(1.2) billion related to discontinued hedging relationships at both March 31, 2021 and December 31, 2020.
(2)	Includes $(3) million of hedging adjustments on discontinued hedging relationships at both March 31, 2021 and December 31, 2020.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2021
ASSETS
Current Assets
Commodity	$—	$24	$24
Interest rate	—	12	12
Total current derivative assets(1)	—	36	36
Noncurrent Assets
Commodity	—	85	85
Interest rate	287	441	728
Total noncurrent derivative assets(2)	287	526	813
Total derivative assets	$287	$562	$849
LIABILITIES
Current Liabilities
Commodity	$—	$61	$61
Interest rate	150	10	160
Total current derivative liabilities(3)	150	71	221
Noncurrent Liabilities
Commodity	—	17	17
Interest rate	—	26	26
Total noncurrent derivative liabilities(4)	—	43	43
Total derivative liabilities	$150	$114	$264
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$58	$58
Interest rate	—	9	9
Total current derivative assets(1)	—	67	67
Noncurrent Assets
Commodity	—	109	109
Interest rate	66	155	221
Total noncurrent derivative assets(2)	66	264	330
Total derivative assets	$66	$331	$397
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	363	10	373
Total current derivative liabilities(3)	363	52	415
Noncurrent Liabilities
Commodity	—	13	13
Interest rate	19	39	58
Total noncurrent derivative liabilities(4)	19	52	71
Total derivative liabilities	$382	$104	$486

(1)

Current derivative assets include $31 million and $63 million in other current assets in Dominion Energy’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.  The remainder is recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.

(3)

Current derivative liabilities include $217 million and $412 million at March 31, 2021 and December 31, 2020, respectively, presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets. The remainder is in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Commodity:
Purchased gas	$—	$(1)	$—
Interest rate:
Interest and related charges	52	(16)	408
Total	$52	$(17)	$408
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$6
Purchased gas		(3)
Discontinued operations		1
Total Commodity	$—	$4	$—
Interest rate:
Interest and related charges		(25)
Discontinued operations		(2)
Total interest rate	(336)	(27)	(563)
Foreign currency(3)	(23)	(6)	—
Total	$(359)	$(29)	$(563)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)  Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(41)	$51
Purchased gas	—	(11)
Electric fuel and other energy-related purchases	(44)	(65)
Discontinued operations	—	11
Interest rate:
Interest and related charges	319	(53)
Discontinued operations	—	(8)
Total	$234	$(75)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$71	$15	$—	$56	$111	$6	$—	$105
Exchange	3	3	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	283	19	—	264	66	7	—	59
Total derivatives, subject to a master netting or similar arrangement	$357	$37	$—	$320	$178	$14	$—	$164

(1)	Excludes $2 million and $3 million of derivative assets at March 31, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$19	$15	$—	$4	$6	$6	$—	$—
Exchange	4	3	1	—	1	1	—	—
Interest rate contracts:
Over-the-counter	150	19	—	131	376	7	—	369
Total derivatives, subject to a master netting or similar arrangement	$173	$37	$1	$135	$383	$14	$—	$369

(1)

Excludes $5 million and $22 million of derivative liabilities at March 31, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	35	18
Basis	151	495
Electricity (MWh):
Fixed price	3,770,002	3,029,859
FTRs	18,264,727	—
Interest rate(2) (millions)	$850	$1,200

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(27)	$(2)	393 months
Total	$(27)	$(2)

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
(millions)
March 31, 2021
ASSETS
Current Assets
Commodity	$—	$11	$11
Total current derivative assets(1)	—	11	11
Noncurrent Assets
Commodity	—	65	65
Interest rate	283	—	283
Total noncurrent derivative assets(2)	283	65	348
Total derivative assets	$283	$76	$359
LIABILITIES
Current Liabilities
Commodity	$—	$21	$21
Interest rate	150	—	150
Total current derivative liabilities	150	21	171
Noncurrent Liabilities
Commodity	—	7	7
Total noncurrent derivative liabilities(3)	—	7	7
Total derivative liabilities	$150	$28	$178
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	93	93
Interest rate	66	—	66
Total noncurrent derivative assets(2)	66	93	159
Total derivative assets	$66	$115	$181
LIABILITIES
Current Liabilities
Commodity	$—	$28	$28
Interest rate	362	—	362
Total current derivative liabilities	362	28	390
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	14	—	14
Total noncurrent derivative liabilities(3)	14	1	15
Total derivative liabilities	$376	$29	$405

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$43	$(1)	$407
Total	$43	$(1)	$407
Three Months Ended March 31, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(61)	$—	$(565)
Total	$(61)	$—	$(565)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended
	March 31,
	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Electric fuel and other energy-related purchases	$(44)	$(65)
Operating revenue	(2)	—
Total	$(46)	$(65)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $139 million and $134 million at March 31, 2021 and December 31, 2020, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2021
Equity securities:(1)
U.S.	$1,573	$3,036	$(10)			$4,599
Fixed income securities:(2)
Corporate debt instruments	698	32	(8)		$—	722
Government securities	1,369	47	(14)		—	1,402
Common/collective trust funds	221	6	—		—	227
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(51)	3	—		—	(48)
Total	$4,047	$3,124	$(32)	(4)	$—	$7,139
December 31, 2020
Equity securities:(1)
U.S.	$1,756	$2,948	$(24)			$4,680
Fixed income securities:(2)
Corporate debt instruments	572	58	(1)		$—	629
Government securities	1,119	66	(1)		—	1,184
Common/collective trust funds	170	5	—		—	175
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(8)	4	(1)		—	(5)
Total	$3,846	$3,081	$(27)	(4)	$—	$6,900

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $63 million and $49 million at March 31, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $937 million and $293 million at March 31, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2021	2020
(millions)
Net gains (losses) recognized during the period	$279	$(898)
Less: Net (gains) losses recognized during the period on securities sold during the period	(178)	14
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$101	$(884)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$292
Due after one year through five years	640
Due after five years through ten years	614
Due after ten years	805
Total	$2,351

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2021	2020
(millions)
Proceeds from sales	$1,765	$602
Realized gains(1)	232	66
Realized losses(1)	59	69

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2021
Equity securities:(1)
U.S.	$839	$1,414	$(9)			$2,244
Fixed income securities:(2)
Corporate debt instruments	385	18	(3)		$—	400
Government securities	601	18	(3)		—	616
Common/collective trust funds	86	—	—		—	86
Cash equivalents and other(3)	(24)	—	—		—	(24)
Total	$1,887	$1,450	$(15)	(4)	$—	$3,322
December 31, 2020
Equity securities:(1)
U.S.	$929	$1,371	$(21)			$2,279
Fixed income securities:(2)
Corporate debt instruments	315	33	—		$—	348
Government securities	484	25	—		—	509
Common/collective trust funds	58	—	—		—	58
Cash equivalents and other(3)	3	—	—		—	3
Total	$1,789	$1,429	$(21)	(4)	$—	$3,197

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $24 million and $10 million at March 31, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $434 million and $142 million at March 31, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2021	2020
(millions)
Net gains (losses) recognized during the period	$143	$(423)
Less: Net (gains) losses recognized during the period on securities sold during the period	(88)	6
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$55	$(417)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$111
Due after one year through five years	314
Due after five years through ten years	365
Due after ten years	312
Total	$1,102

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2021	2020
(millions)
Proceeds from sales	$789	$294
Realized gains(1)	106	31
Realized losses(1)	23	31

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy

Dominion Energy recorded equity earnings on its investments of $80 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, in other income in its Consolidated Statements of Income.  In addition, Dominion Energy recorded equity earnings (losses) of $(8) million and $35 million for the three months ended March 31, 2021 and 2020, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions of $73 million and $5 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $224 million and $213 million, respectively. At March 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $226 million basis difference from Dominion Energy’s investments in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(29) million basis difference primarily attributable to an unfunded commitment made to Align RNG.  At December 31, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $227 million basis difference from Dominion Energy’s investments in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(41) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

In November 2020, in conjunction with the GT&S Transaction, Dominion Energy sold 100% of its general partner interest and 25% of the total limited partner interest in Cove Point. Dominion Energy retained a 50% noncontrolling limited partnership interest in Cove

Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Income before income taxes recorded by Cove Point for the three months ended March 31, 2021 and 2020, was $138 million and $133 million, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations and subsequent to the closing, earnings attributable to Dominion Energy are presented within other income in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $73 million for the three months ended March 31, 2021.  No contributions were made to Cove Point for the three months ended March 31, 2021.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021 and December 31, 2020, Dominion Energy has recorded a liability of $97 million and $1.1 billion, respectively, in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its credit facility, through February 2021, and AROs.

In February 2021, Atlantic Coast Pipeline repaid the outstanding borrowed amounts and terminated its revolving credit facility. As of December 31, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility.  Concurrently, Dominion Energy’s related guarantee agreement to support its portion of Atlantic Coast Pipeline’s borrowings was also terminated. Dominion Energy’s Consolidated Balance Sheets included a liability of $6 million associated with this guarantee agreement at December 31, 2020.

Dominion Energy recorded contributions of $965 million and $16 million during the three months ended March 31, 2021 and 2020, respectively, to Atlantic Coast Pipeline.

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

DETI provided services to Atlantic Coast Pipeline which totaled $20 million for the three months ended March 31, 2020, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

Wrangler

A description of Dominion Energy’s investment in Wrangler is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  At March 31, 2021 and December 31, 2020, $72 million and $63 million of assets and $15 million and $15 million of liabilities, respectively, associated with the remaining nonregulated retail energy marketing operations expected to be contributed to Wrangler by December 2021 were classified as held for sale and were included in current assets held for sale and current liabilities held for sale on Dominion Energy’s Consolidated Balance Sheets, respectively. The related disposal group is primarily comprised of customer receivables, goodwill, inventories and accounts payable.

Note 11. Property, Plant and Equipment

Acquisitions of Nonregulated Solar Projects

Other than the items discussed below, there have been no updates to acquisitions of solar projects by the Companies from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

The following table presents acquisitions by Virginia Power of non-jurisdictional solar projects. Virginia Power expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
February 2021	Expected 2021	Virginia	Bookers Mill	$200	Expected 2023	127

(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Date Agreement Entered	Date Agreement Closed	Project Location	Project Name	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
May 2020	October 2020	South Carolina	Trask	$22	March 2021	12
August 2020	Expected 2021	Ohio	Hardin II	300	Expected 2023	150
(1)	Includes acquisition cost.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates throughout 2021. As of March 2021, Dominion Energy anticipates a total projected cost of approximately $59 million under these agreements with an associated aggregate generation capacity of 29 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2021	December 31, 2020
(millions)
Dominion Energy
Regulatory assets:
Deferred project costs and DSM programs for gas utilities(1)	$17	$35
Unrecovered gas costs(2)	63	78
Deferred rider costs for Virginia electric utility(3)	123	98
Deferred nuclear refueling outage costs(4)	54	53
NND Project costs(5)	138	138
PJM transmission rates(6)	48	71
Other	207	226
Regulatory assets-current	650	699
Pension and other postretirement benefit costs(7)	1,304	1,363
Deferred rider costs for Virginia electric utility(3)	347	311
Deferred project costs for gas utilities(1)	658	632
Interest rate hedges(8)	624	1,042
AROs and related funding(9)	340	331
Cost of reacquired debt(10)	242	245
NND Project costs(5)	2,330	2,364
Ash pond and landfill closure costs(11)	2,317	2,301
Deferred cost of fuel used in electric generation(12)	82	—
Other	549	544
Regulatory assets-noncurrent	8,793	9,133
Total regulatory assets	$9,443	$9,832
Regulatory liabilities:
Deferred cost of fuel used in electric generation(12)	$33	$58
Provision for future cost of removal and AROs(13)	183	183
Reserve for refunds to electric utility customers(14)	127	128
Reserve for future credits to Virginia electric customers(15)	—	120
Cost-of-service impact of 2017 Tax Reform Act(16)	—	12
Income taxes refundable through future rates(17)	119	124
Monetization of guarantee settlement(18)	67	67
Other	112	117
Regulatory liabilities-current	641	809
Income taxes refundable through future rates(17)	4,365	4,376
Provision for future cost of removal and AROs(13)	2,180	2,150
Nuclear decommissioning trust(19)	1,805	1,719
Monetization of guarantee settlement(18)	886	903
Reserve for refunds to electric utility customers(14)	505	540
Overrecovered other postretirement benefit costs(20)	84	111
Other	377	388
Regulatory liabilities-noncurrent	10,202	10,187
Total regulatory liabilities	$10,843	$10,996

(1)

Primarily reflects amounts expected to be collected from or owed to gas customers in Dominion Energy’s service territories associated with current and prospective rider projects, including CEP, PIR and pipeline integrity management. See Note 13 for more information.

(2)	Reflects unrecovered or overrecovered gas costs at regulated gas operations, which are recovered or refunded through filings with the applicable regulatory authority.
(3)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(4)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(5)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(6)

Reflects current portion of amounts to be recovered through retail rates in Virginia for payments Virginia Power expects to make to PJM through 2026 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(7)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of March 31, 2021.

(9)

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

(10)

Costs of the reacquisition of debt are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt.  The reacquired debt costs had a weighted-average life of approximately 26 years as of March 31, 2021.

(11) Primarily reflects legislation enacted in Virginia in 2019, which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 13 for additional information.

(12)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
(13)	Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(14)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(15)	Represents a reserve related to the use of a CCRO in accordance with the GTSA associated with the 2021 Triennial Review. See Note 13 for additional information.
(16)

Balance refundable to customers related to the decrease in revenue requirements for recovery of income taxes at the Companies’ regulated electric generation and electric and natural gas distribution operations. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(17)

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

(18)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.  See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(19)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(20)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	March 31, 2021	December 31, 2020
(millions)
Virginia Power
Regulatory assets:
Deferred rider costs(1)	$123	$98
Deferred nuclear refueling outage costs(2)	54	53
PJM transmission rates(3)	48	71
Other	67	73
Regulatory assets-current	292	295
Deferred rider costs(1)	347	311
Interest rate hedges(4)	327	733
Ash pond and landfill closure costs(5)	2,317	2,301
Deferred cost of fuel used in electric generation(6)	82	—
Other	162	164
Regulatory assets-noncurrent	3,235	3,509
Total regulatory assets	$3,527	$3,804
Regulatory liabilities:
Deferred cost of fuel used in electric generation(6)	$33	$58
Provision for future cost of removal(7)	152	152
Reserve for future credits to Virginia electric customers(8)	—	120
Income taxes refundable through future rates(9)	54	54
Other	33	41
Regulatory liabilities-current	272	425
Income taxes refundable through future rates(9)	2,406	2,404
Nuclear decommissioning trust(10)	1,805	1,719
Provision for future cost of removal(7)	996	980
Deferred cost of fuel used in electric generation(6)	2	54
Other	193	181
Regulatory liabilities-noncurrent	5,402	5,338
Total regulatory liabilities	$5,674	$5,763

(1)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(2)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(3)

Reflects current portion of amounts to be recovered through retail rates in Virginia for payments Virginia Power expects to make to PJM through 2026 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(4)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 26 years as of March 31, 2021.

(5)

Primarily reflects legislation enacted in Virginia in 2019, which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs once expenditures have been made. See Note 13 for additional information.

(6)   Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.

(7)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)	Represents a reserve related to the use of a CCRO in accordance with the GTSA associated with the 2021 Triennial Review. See Note 13 for additional information.
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

At March 31, 2021, Dominion Energy and Virginia Power regulatory assets include $4.1 billion and $2.8 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Virginia Regulation

2021 Triennial Review

In March 2021, Virginia Power filed its base rate case and accompanying schedules in support of the 2021 Triennial Review. In its filing, Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level. Virginia Power’s earnings test analysis, as filed, demonstrates it earned a combined ROE of 10.85% on its generation and distribution services for the test period, before accounting for forgiven customer balances. Pursuant to Virginia legislation, forgiven customer balances are excluded from the cost of service in determining test period revenues as part of the 2021 Triennial Review. To the extent that the Virginia Commission determines total earnings for the test period to be above Virginia Power’s authorized earnings band, the forgiven balance amounts are offset against the available revenues in the determination of any customer bill credits, or utilization of a CCRO. Test period earnings may be further reduced by Virginia Commission approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO under the GTSA. In its filing, Virginia Power has elected to utilize $26 million of the Coastal Virginia Offshore Wind Pilot project investment as a CCRO to offset available revenues. The Virginia Commission will determine whether Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below the authorized ROE of 9.2%. Should the Virginia Commission determine that there are additional available revenues for earnings sharing, then Virginia Power has contingently elected to offset those revenues with additional Virginia Commission approved qualifying CCRO investments. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings as of January 1, 2021. Virginia Power is requesting authorization of an ROE of 10.8% based on Virginia Power’s current cost of equity. Pursuant to the Regulation Act, Virginia Power’s authorized ROE shall not be set lower than the average of either (i) the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act, or (ii) the authorized returns that are set by the applicable regulatory commissions for the same select peer group. This matter is pending.

In the third and fourth quarters of 2020, Virginia Power recorded a net charge of $130 million related to the use of a CCRO in accordance with the GTSA.  In the first quarter of 2021, Virginia Power recorded a benefit of $130 million ($97 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust its reserve related to the use of a CCRO in accordance with the GTSA. These amounts reflect the impact related to jurisdictional customers as a result of the 2021 Triennial Review as well as the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology.

Utility Disconnection Moratorium Legislation

In November 2020, legislation was enacted in Virginia relating to the moratorium on utility disconnections during the COVID-19 pandemic and resulted in Virginia Power forgiving Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of September 30, 2020. As a result, Virginia Power recorded a charge of $127 million in the fourth quarter of 2020.  In connection with the Virginia 2021 budget process, in the first quarter of 2021 Virginia Power recorded a charge of $76 million ($56 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income for Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of December 31, 2020 that Virginia Power is required to forgive.  These forgiven customer balances are factored into Virginia Power’s 2021 Triennial Review as discussed above.

Solar Facility Projects

In May 2020 and July 2020, Virginia Power entered into and closed on separate agreements to acquire Grassfield Solar, Norge Solar and Sycamore Solar. The projects are expected to cost approximately $170 million in aggregate once constructed, including the initial acquisition cost. The facilities are expected to generate 82 MW combined and be placed into service in 2021 and 2022. In October 2020, Virginia Power filed an application with the Virginia Commission for CPCNs to construct and operate these projects as part of its efforts to meet the renewable generation development requirements under the VCEA.  In April 2021, the Virginia Commission approved the application.

Riders

Below is a discussion of significant riders associated with various Virginia Power projects:

•

The Virginia Commission previously approved Rider U in conjunction with cost recovery to move certain electric distribution facilities underground as authorized by Virginia legislation. In June 2020, Virginia Power proposed an $80 million total revenue requirement consisting of $44 million for previously approved phases and $36 million for phase five costs for Rider U for the rate year beginning April 1, 2021. This total revenue requirement represents a $28 million increase over the previous year. In February 2021, the Virginia Commission approved the filing.

•

Pursuant to Virginia legislation, Virginia Power can recover the costs related to the closure of CCR units.  In February 2021, Virginia Power filed for approval of Rider CCR with a proposed $216 million revenue requirement for the rate year beginning December 1, 2021.  This matter is pending.

•

In October 2020, Virginia Power applied for approval of Rider CE associated with Grassfield Solar, Norge Solar and Sycamore Solar described above.  In April 2021, the Virginia Commission approved a $10 million revenue requirement for the rate year beginning June 1, 2021.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2020	February 2021	April 2021	24	(8)
Rider GV	June 2020	February 2021	April 2021	153	21
Rider R	June 2020	February 2021	April 2021	58	14
Rider S	June 2020	February 2021	April 2021	194	(1)
Rider W	June 2020	February 2021	April 2021	120	14
Rider US-3	July 2020	March 2021	June 2021	38	10
Rider US-4	July 2020	March 2021	June 2021	10	3

Electric Transmission Projects

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	Pending	500 kV	26	$95

North Carolina Regulation

PSNC Base Rate Case

In April 2021, PSNC filed its general rate case application, direct testimony, exhibits, and schedules with the North Carolina Commission.  PSNC proposed a non-fuel, base rate increase of $53 million to be effective November 1, 2021. After considering the benefits of the 2017 Tax Reform Act, the net revenue increase to customers would be approximately $42 million.  The base rate increase was proposed to recover the significant investment in infrastructure to serve a growing customer base, improve safety and reliability of the transmission and distribution system and enhance energy efficiency and sustainability.  The proposed rates would provide for an ROE of 10.25% compared to the currently authorized ROE of 9.7%.  This matter is pending.

South Carolina Regulation

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing.

Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2021, DESC filed a proposal with the South Carolina Commission to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment would increase annual base fuel component recoveries by $36 million and is designed to recover DESC’s current base fuel costs, net of the existing over-collected balance, over the 12-month period beginning with the first billing cycle of May 2021. In addition, DESC proposed a decrease to its variable environmental component and an increase to its distributed energy resource component. In April 2021, the South Carolina Commission approved the filing.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In February 2021, East Ohio filed an application requesting approval to adjust the PIR cost recovery rates for 2020 costs. The filing reflects gross plant investment for 2020 of $178 million, cumulative gross plant investment of $2.0 billion and an annual revenue requirement of $243 million.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs associated with CEP investments. In April 2021, East Ohio filed an application requesting approval to adjust the CEP cost recovery rates for 2019 and 2020 costs.  The filing reflects gross plant investment for 2019 of $137 million, gross plant investment for 2020 of $99 million, cumulative gross plant investment of $957 million and a revenue requirement of $119 million. This matter is pending.

Utah Regulation

Purchased Gas

In April 2021, Questar Gas submitted a filing with the Utah Commission for a $43 million gas cost increase with rates effective June 2021. This matter is pending.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy’s Consolidated Statements of Income include $34 million and $32 million for the three months ended March 31, 2021 and 2020, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $27 million and $23 million for the three months ended March 31, 2021 and 2020, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and had obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. In March 2021, Dominion Energy notified the lessor of its intention to terminate the leasing arrangement effective April 2021. As a result, Dominion Energy recorded a charge of $71 million ($53 million after-tax) in the first quarter of 2021, included in impairments of assets and other charges in its Consolidated Statements of Income, primarily for amounts required to be repaid to the lessor.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy

At March 31, 2021 and December 31, 2020, Dominion Energy’s securities due within one year included $34 million and $32 million, respectively, and at March 31, 2021 and December 31, 2020, Dominion Energy’s long-term debt included $238 million and $239 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $96 million and $93 million for the three months ended March 31, 2021 and 2020, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $35 million and $175 million at March 31, 2021 and December 31, 2020, respectively, recorded in payables to affiliates.

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

Dominion Energy

At March 31, 2021, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,477	$99	$3,424

(1)

This credit facility matures in March 2023 and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies.  At March 30, 2021, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In January 2021, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. In March 2021, FERC granted DESC authority through March 2023 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2021, FERC granted GENCO authority through March 2023 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and matures in June 2022. At both March 31, 2021 and December 31, 2020, Dominion Energy had $30 million in letters of credit outstanding under this agreement.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At both March 31, 2021 and December 31, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement that bore interest at a variable rate. At December 31, 2020, $225 million was outstanding under the agreement. In March 2021, the agreement reached maturity and Dominion Energy repaid the outstanding borrowed amount in full.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial

Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $338 million and $268 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility. This credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2021, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$420	$12

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At March 31, 2021, the sub-limit for Virginia Power was $1.5 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in March 2023 and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In March 2021, PSNC issued, through private placement, $150 million of 3.10% senior notes that mature in 2051.

In April 2021, Dominion Energy issued $600 million of 1.45% senior notes and $500 million of 3.30% senior notes that mature in 2026 and 2041, respectively.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes.  At both March 31, 2021 and December 31, 2020, Dominion Energy had issued and outstanding 2.4 million shares of preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively.  Dominion Energy’s Series A Preferred Stock and Series B Preferred Stock are described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy recorded dividends of $7 million ($4.375 per share) and $9 million ($11.625 per share) during both the three months ended March 31, 2021 and 2020 on the Series A Preferred Stock and Series B Preferred Stock, respectively. The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $108 million and $129 million at March 31, 2021 and December 31, 2020, respectively. Stock purchase contract payments of $21 million and $20 million were made during the three months ended March 31, 2021 and 2020, respectively. In calculating diluted EPS, Dominion Energy applies the treasury stock method to the stock purchase contracts and the if-converted method to the Series A Preferred Stock.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $48 million and $78 million from the issuance of less than 1 million and 1 million shares of common stock for the three months ended March 31, 2021 and 2020, respectively, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31,

2020. As of March 31, 2021, Dominion Energy has not issued any shares or entered into any forward sale agreements under this program.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2020. Dominion Energy did not repurchase any shares of common stock during the first quarter of 2021.

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

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation's air quality. At a minimum, states are required to establish regulatory programs to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. While the EPA has stated its intention to replace the ACE Rule, it is unknown at this time if or how the EPA will issue a replacement for the ACE Rule and how that replacement will affect the Companies’ operations, financial condition and/or cash flows.

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

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with best operating practices. In January 2021, the EPA published a final rule affirming that fossil fuel-fired electric generating units meet the requirement that a source category “significantly contribute” to endangering air pollution for the purposes of regulating GHG emissions from new, modified and reconstructed stationary sources. The January 2021 rule also established a threshold for the “significant contribution” threshold that would have meant that no other source category, such as oil and gas facilities, petroleum refineries, and boilers, would meet that requirement at this time. In April 2021, the U.S. Court of Appeals for the D.C. Circuit granted an unopposed motion by the EPA to vacate and remand the January 2021 rule. The proposed revision to the performance standards for coal-fired steam generating units remains pending. Until the EPA ultimately takes final action on this rulemaking, the Companies cannot predict the impact to their results of operations, financial condition and/or cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 12 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed or expects to propose remediation plans associated with three sites, including one at Virginia Power, and expects to conduct remediation activities primarily by the end of 2021. At March 31, 2021 and December 31, 2020, Dominion Energy had $40 million and $42 million, respectively, and Virginia Power had $25 million and $26 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 include reserves of $268 million and $208 million, respectively, included within other current liabilities, and insurance receivables at both dates of $8 million, included within other receivables. During the three months ended March 31, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $60 million ($45 million after-tax) included within impairment of assets and other charges. During the three months ended March 31, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $25 million ($25 million after-tax) included within other income (expense).

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). The plaintiffs alleged, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement. The court entered an order granting final approval of the settlement in June 2019, which became effective in July 2019. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC establish an escrow account and proceeds from the escrow account would be distributed to the plaintiffs, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the plaintiffs estimated to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $27 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million, which was completed by DESC in October 2020.

In September 2017, a purported class action was filed by Santee Cooper ratepayers against Santee Cooper, DESC, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. in the State Court of Common Pleas in Hampton County, South Carolina (the Santee Cooper Ratepayer Case). The allegations were substantially similar to those in the DESC Ratepayer Case. In March 2020, the parties executed a settlement agreement relating to this matter as well as the Luquire Case and the Glibowski Case described below. The settlement agreement provided that Dominion Energy and Santee Cooper establish a fund for the benefit of class members in the amount of $520 million, of which Dominion Energy’s portion was $320 million of shares of Dominion Energy common stock. In July 2020, the court issued a final approval of the settlement agreement. In September 2020, Dominion Energy issued $322 million of shares of Dominion Energy common stock to satisfy its obligation under the settlement agreement, including interest charges.

In July 2019, a similar purported class action was filed by certain Santee Cooper ratepayers against DESC, SCANA, Dominion Energy and former directors and officers of SCANA in the State Court of Common Pleas in Orangeburg, South Carolina (the Luquire Case). In August 2019, DESC, SCANA and Dominion Energy were voluntarily dismissed from the case. The claims were similar to the Santee Cooper Ratepayer Case. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Glibowski Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

RICO Class Action

In January 2018, a purported class action was filed, and subsequently amended, against SCANA, DESC and certain former executive officers in the U.S. District Court for the District of South Carolina (the Glibowski Case). The plaintiff alleged, among other things, that SCANA, DESC and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO and conspired to violate RICO by fraudulently inflating utility bills to generate unlawful proceeds. In March 2020, the parties executed a settlement agreement as described above relating to this matter as well as the Santee Cooper Ratepayer Case and the Luquire Case. This case was dismissed as part of the Santee Cooper Ratepayer Case settlement described above.

SCANA Shareholder Litigation

In September 2017, a purported class action was filed against SCANA and certain former executive officers and directors in the U.S. District Court for the District of South Carolina. Subsequent additional purported class actions were separately filed against all or nearly all of these defendants (collectively the SCANA Securities Class Action). In January 2018, the U.S. District Court for the District of South Carolina consolidated these suits, and the plaintiffs filed a consolidated amended complaint in March 2018. The plaintiffs alleged, among other things, that the defendants violated §10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and that the individually named defendants are liable under §20(a) of the same act. In December 2019, the parties executed a settlement agreement pursuant to which SCANA would pay $192.5 million, up to $32.5 million of which could be satisfied through the issuance of shares of Dominion Energy common stock, subject to court approval. In February 2020, the U.S. District Court for the District of South Carolina granted preliminary approval of the settlement agreement, pending a fairness hearing, and granted final approval in July 2020. In March 2020, SCANA funded an escrow account with $160 million in cash and paid the balance of $32.5 million in cash in August 2020 to satisfy the settlement.

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

In addition, the South Carolina Law Enforcement Division is conducting a criminal investigation into the handling of the NND Project by SCANA and DESC. Dominion Energy is cooperating fully with the investigations by the U.S. Attorney’s Office and the South Carolina Law Enforcement Division, including responding to additional subpoenas and document requests. Dominion Energy has also entered into a cooperation agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office. The cooperation agreement provides that in consideration of its full cooperation with these investigations to the satisfaction of both agencies, neither such agency will criminally prosecute or bring any civil action against Dominion Energy or any of its current, previous, or future direct or indirect subsidiaries related to the NND Project. A former executive officer of SCANA entered a plea agreement with the U.S. Attorney’s Office and the South Carolina Attorney General’s Office in June 2020 and entered a guilty plea with the U.S. District Court for the District of South Carolina in July 2020. Another former executive officer of SCANA entered a plea agreement with the U.S. Attorney's Office and the South Carolina Attorney General's Office in November 2020 and entered guilty pleas in the U.S. District Court for the District of South Carolina and in South Carolina state court in February 2021. As a result of the pleas, Dominion Energy has terminated indemnity for these former executive officers related to these two cases.

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

Nuclear Operations

Nuclear Insurance

In March 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.8 billion to $13.7 billion. This decrease does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

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

In addition, at March 31, 2021, Dominion Energy had issued an additional $25 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At March 31, 2021, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,851
Nuclear obligations(2)	202
Solar(3)	463
Other(4)	982
Total(5)	$3,498

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

(4)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Also includes guarantees entered into by Dominion Energy RNG Holdings II, Inc. on behalf of a subsidiary to facilitate construction of renewable natural gas facilities. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.

(5)

Excludes Dominion Energy's guarantees for the new corporate office properties and an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 14 in this report.

Additionally, at March 31, 2021, Dominion Energy had purchased $167 million of surety bonds, including $95 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $99 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, Dominion Energy’s credit exposure totaled $124 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 87%. No single counterparty, whether investment grade or non-investment grade, exceeded $38 million of exposure. At March 31, 2021, Virginia Power’s exposure related to wholesale customers totaled $7 million. Of this amount, investment grade counterparties, including those internally rated, represented 52%. No single counterparty, whether investment grade or non-investment grade, exceeded $2 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2021 and December 31, 2020, Dominion Energy would have been required to post $11 million and $14 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $1 million of collateral at December 31, 2020 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $11 million and $15 million at March 31, 2021 and December 31, 2020, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Virginia Power would not have been required to post any additional collateral to its counterparties at March 31, 2021 and would have been required to post an additional $2 million of collateral to its counterparties at December 31, 2020.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $5 million, respectively. At December 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At March 31, 2021 and December 31, 2020, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $457 million and $436 million, respectively.  At March 31, 2021 and December 31, 2020, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $373 million and $354 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended March 31,
	2021	2020
(millions)
Commodity purchases from affiliates	$181	$211
Services provided by affiliates(1)	125	121
Services provided to affiliates	5	5

(1)	Includes capitalized expenditures of $38 million and $34 million for the three months ended March 31, 2021 and 2020, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $177 million and $380 million in short-term demand note borrowings from Dominion Energy as of March 31, 2021 and December 31, 2020, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2021 and December 31, 2020. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three months ended March 31, 2021 and 2020.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2021 and 2020.

Note 20. Employee Benefit Plans

Dominion Energy

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $5 million for the three months ended March 31, 2020, presented in discontinued operations. The non-service cost components of net period benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
(millions)
Three Months Ended March 31,
Service cost	$42	$43	$6	$7
Interest cost	79	91	12	15
Expected return on plan assets	(208)	(193)	(44)	(39)
Amortization of prior service (credit) cost	—	—	(10)	(12)
Amortization of net actuarial loss	48	49	1	1
Settlements	(2)	—	—	—
Net periodic benefit (credit) cost	$(41)	$(10)	$(35)	$(28)

Employer Contributions

During the three months ended March 31, 2021, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy does not expect to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2021.

Note 21. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Gas Distribution	Regulated gas distribution and storage(2)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Assets	Nonregulated electric generation fleet	X
	Noncontrolling interest in Cove Point	X

(1)	Includes Virginia Power’s nonjurisdictional generation operations.
(2)	Includes renewable natural gas operations as well as Wexpro’s gas development and production operations.

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

In the three months ended March 31, 2021, Dominion Energy reported after-tax net income of $71 million in the Corporate and Other segment, including $115 million of after-tax net income for specific items with $87 million of after-tax net expenses attributable to its operating segments. In the three months ended March 31, 2020, Dominion Energy reported after-tax net expenses of $1.1 billion in the Corporate and Other segment, including $1.1 billion of after-tax net expenses for specific items with $1.0 billion of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction at Virginia Power, attributable to Dominion Energy Virginia;
•

A $76 million ($56 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process, attributable to Dominion Energy Virginia;

•	A $60 million ($45 million after-tax) charge associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina; and
•	A $51 million ($38 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia; partially offset by
•	A $134 million ($100 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($88 million after-tax) and;
•	Dominion Energy Virginia ($12 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $754 million ($566 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia; and

•	A $538 million ($410 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($364 million after-tax) and;
•	Dominion Energy Virginia ($46 million after-tax).

In September 2020, Dominion Energy updated its segments. The historical information presented herein has been recast to reflect the current segment presentation. The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2021
Total revenue from external customers	$1,987	$975	$752	$268	$(130)	$17	$3,869
Intersegment revenue	(2)	1	2	21	230	(251)	1
Total operating revenue	1,985	976	754	289	100	(234)	3,870
Net income from discontinued operations	—	—	—	—	28	—	28
Net income attributable to Dominion Energy	434	251	102	150	71	—	1,008
Three Months Ended March 31, 2020
Total revenue from external customers	$1,938	$886	$713	$288	$109	$15	$3,949
Intersegment revenue	(3)	4	1	8	242	(263)	(11)
Total operating revenue	1,935	890	714	296	351	(248)	3,938
Net income from discontinued operations	—	—	—	51	178	—	229
Net income (loss) attributable to Dominion Energy	429	224	94	111	(1,128)	—	(270)

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

In the three months ended March 31, 2021, Virginia Power reported after-tax net expenses of $58 million in the Corporate and Other segment, including $117 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2020, Virginia Power reported after-tax net expenses of $707 million in the Corporate and Other segment, including $634 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $76 million ($56 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $51 million ($38 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2020 primarily related to the impact of the following items:

•	A $754 million ($561 million after-tax) charge related to the planned early retirement of certain Virginia Power electric generation facilities; and
•	A $62 million ($46 million after-tax) loss related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2021
Operating revenue	$1,981	$(151)	$1,830
Net income (loss)	432	(58)	374
Three Months Ended March 31, 2020
Operating revenue	$1,930	$—	$1,930
Net income (loss)	427	(707)	(280)

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2021, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing and employee benefit plans.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2021	2020	$ Change
(millions, except EPS)
First Quarter
Net income (loss) attributable to Dominion Energy	$1,008	$(270)	$1,278
Diluted EPS	1.23	(0.34)	1.57

Overview

First Quarter 2021 vs. 2020

Net income attributable to Dominion Energy increased $1.3 billion, primarily due to the absence of charges related to the planned early retirements of certain electric generation facilities in Virginia, an increase in net investment earnings on nuclear decommissioning trust funds and an increase in net unrealized earnings associated with freestanding interest rate derivatives.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2021	2020	$ Change
(millions)
Operating revenue	$3,870	$3,938	$(68)
Electric fuel and other energy-related purchases	550	657	(107)
Purchased electric capacity	11	2	9
Purchased gas	484	434	50
Other operations and maintenance	987	891	96
Depreciation, depletion and amortization	608	578	30
Other taxes	257	240	17
Impairment of assets and other charges	95	768	(673)
Other income (expense)	367	(454)	821
Interest and related charges	53	432	(379)
Income tax expense (benefit)	212	(50)	262
Net income from discontinued operations including noncontrolling interests	28	229	(201)
Noncontrolling interests	—	31	(31)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2021 vs. 2020

Operating revenue decreased 2%, primarily reflecting:

•	A $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $51 million decrease due to unfavorable pricing at Millstone;
•	A $31 million decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler; and
•	A $17 million decrease in PJM off-system sales.

These decreases were partially offset by:

•	A $85 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days;
•	A $71 million increase from Virginia Power riders;
•

A $42 million net increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to gas utility customers ($88 million) partially offset by a net decrease in commodity costs associated with sales to electric utility retail customers ($46 million); and

•	A $35 million increase from gas utility capital cost riders.

Electric fuel and other energy-related purchases decreased 16%, primarily due to lower commodity costs for electric utilities ($49 million), which are offset in operating revenue and do not impact net income, and a decrease in PJM off-system sales ($17 million).

Purchased gas increased 12%, primarily due to an increase in commodity costs for gas utilities ($88 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler ($27 million).

Other operations and maintenance increased 11%, primarily reflecting an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($62 million) and an increase in storm damage and restoration costs in Virginia Power’s service territory ($48 million).

Depreciation, depletion and amortization increased 5%, primarily due to various projects being placed into service.

Impairment of assets and other charges decreased 88%, primarily due to the absence of charges associated with the planned early retirements of certain electric generation facilities in Virginia ($750 million) and a decrease to the CCRO reserve associated with the

2021 Triennial Review ($130 million), partially offset by a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($76 million), charges associated with litigation acquired in the SCANA Combination ($60 million) and a charge for corporate office lease termination ($71 million).

Other income increased $821 million, primarily reflecting net investment gains in 2021 compared to net investment losses in 2020 on nuclear decommissioning trust funds ($671 million), an increase in equity method earnings from Cove Point following closing of the GT&S Transaction ($67 million), an increase in non-service components of pension and other postretirement employee benefit plan credits ($36 million) and the absence of charges associated with litigation acquired in the SCANA Combination ($25 million).

Interest and related charges decreased 88%, primarily reflecting unrealized gains in 2021 compared to unrealized losses in 2020 associated with freestanding derivatives ($375 million) and the absence of charges associated with the early redemption of certain securities in the first quarter of 2020 ($31 million).

Income tax expense increased $262 million, primarily due to higher pre-tax income.

Net income from discontinued operations including noncontrolling interests decreased 88%, primarily due to the closing of the GT&S Transaction in November 2020.

Noncontrolling interests decreased $31 million, primarily due to the closing of the GT&S Transaction in November 2020.

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

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2021	2020	$ Change	2021	2020	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$434	$429	$5	$0.54	$0.51	$0.03
Gas Distribution	251	224	27	0.31	0.27	0.04
Dominion Energy South Carolina	102	94	8	0.13	0.11	0.02
Contracted Assets	150	111	39	0.18	0.13	0.05
Corporate and Other	71	(1,128)	1,199	0.07	(1.36)	1.43
Consolidated	$1,008	$(270)	$1,278	$1.23	$(0.34)	$1.57

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2021	2020	% Change
Electricity delivered (million MWh)	21.7	20.8	4%
Electricity supplied (million MWh):
Utility	21.9	22.3	(2)
Non-Jurisdictional	0.2	0.1	100
Degree days (electric distribution and utility service area):
Cooling	11	14	(21)
Heating	1,889	1,518	24
Average electric distribution customer accounts (thousands)	2,684	2,647	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2021 vs. 2020 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$51	$0.06
Other	(1)	—
Electric capacity	(5)	(0.01)
Depreciation and amortization	(6)	(0.01)
Renewable energy investment tax credits	(32)	(0.03)
Other	(2)	—
Share accretion	—	0.02
Change in net income contribution	$5	$0.03

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	First Quarter
	2021	2020	% Change
Gas distribution throughput (bcf):
Sales	86	80	8%
Transportation	273	250	9
Heating degree days (gas distribution service area):
North Carolina	1,692	1,334	27
Ohio and West Virginia	2,758	2,442	13
Utah, Wyoming and Idaho	2,398	2,332	3
Average gas distribution customer accounts (thousands):
Sales	1,922	1,891	2
Transportation	1,137	1,115	2

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	First Quarter 2021 vs. 2020 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$4	$0.01
Other	3	—
Rider equity return	11	0.01
Interest expense, net	9	0.01
Share accretion	—	0.01
Change in net income contribution	$27	$0.04

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2021	2020	% Change
Electricity delivered (million MWh)	5.3	5.1	4%
Electricity supplied (million MWh)	5.6	5.3	6
Degree days (electric distribution service areas):
Cooling	1	5	(80)
Heating	786	578	36
Average electric distribution customer accounts (thousands)	761	746	2
Gas distribution throughput (bcf):
Sales	20	19	5
Average gas distribution customer accounts (thousands)	408	394	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2021 vs. 2020 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$13	$0.02
Other	(4)	—
Regulated gas sales	4	—
Other	(5)	(0.01)
Share accretion	—	0.01
Change in net income contribution	$8	$0.02

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	First Quarter
	2021	2020	% Change
Electricity supplied (million MWh)	5.1	5.3	(4%)

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	First Quarter 2021 vs. 2020 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Renewable energy investment tax credits	$29	$0.03
Absence of contract associated with Fowler Ridge	5	0.01
Other	5	—
Share accretion	—	0.01
Change in net income contribution	$39	$0.05

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2021	2020	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(87)	$(1,004)	$917
Specific items attributable to Corporate and Other segment	202	(54)	256
Total specific items	115	(1,058)	1,173
Other corporate operations:
Interest expense, net	(111)	(92)	(19)
Other	67	22	45
Total other corporate operations	(44)	(70)	26
Total net income (expense)	$71	$(1,128)	$1,199
EPS impact	$0.07	$(1.36)	$1.43

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. In 2021, this primarily included a $234 million after-tax benefit for derivative mark-to-market changes, a $53 million after-tax charge for corporate office lease termination associated with workplace realignment and a $28 million after-tax benefit for discontinued operations, primarily associated with the Q-Pipe Transaction. In 2020, other than the effects of required interim period provision for income taxes, this primarily included a $145 million after-tax benefit for discontinued operations, primarily associated with the GT&S and Q-Pipe Transactions, $41 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, $30 million of after-tax charges for derivative mark-to-market changes and $23 million of after-tax charges associated with the early redemption of certain debt securities.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2021	2020	$ Change
(millions)
Net income (loss)	$374	$(280)	$654

Overview

First Quarter 2021 vs. 2020

Net income increased $654 million, primarily due to the absence of charges related to the planned early retirements of certain electric generation facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2021	2020	$ Change
(millions)
Operating revenue	$1,830	$1,930	$(100)
Electric fuel and other energy-related purchases	406	492	(86)
Excess electric capacity	(3)	(9)	6
Other operations and maintenance	513	418	95
Depreciation and amortization	324	311	13
Other taxes	93	87	6
Impairment of assets and other charges (benefit)	(51)	764	(815)
Other income (expense)	32	(52)	84
Interest and related charges	136	126	10
Income tax expense (benefit)	70	(31)	101

An analysis of Virginia Power’s results of operations follows:

First Quarter 2021 vs. 2020

Operating revenue decreased 5%, primarily reflecting:

•	A $151 million decrease from an unbilled revenue reduction;
•	A $74 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to electric utility retail customers; and
•	A $17 million decrease in PJM off-system sales; partially offset by
•	A $71 million increase from riders; and
•	A $68 million increase in sales to retail customers, primarily due to an increase in heating degree days.

Electric fuel and other energy-related purchases decreased 17%, primarily due to lower commodity costs for electric utilities ($74 million), which are offset in operating revenue and do not impact net income, and a decrease in PJM off-system sales ($17 million).

Other operations and maintenance increased 23%, primarily reflecting an increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($62 million) and an increase in storm damage and service restoration costs in its service territory ($48 million), partially offset by a reduction in bad debt expense due to the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($10 million).

Depreciation and amortization increased 4%, primarily due to various projects being placed into service ($19 million), partially offset by the absence of depreciation from certain electric generation facilities that were, or have committed to be, retired early ($11 million).

Impairment of assets and other charges decreased $815 million, primarily due to the absence of charges associated with the planned early retirements of certain electric generation facilities ($750 million) and a decrease to the CCRO reserve associated with the 2021 Triennial Review ($130 million), partially offset by a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($76 million).

Other income increased $84 million, primarily reflecting net investment gains in 2021 compared to net investment losses in 2020 on nuclear decommissioning trust funds.

Income tax expense increased $101 million, primarily due to higher pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2021, Dominion Energy had $3.4 billion of unused capacity under its joint revolving credit facility.

A summary of Dominion Energy’s cash flows is presented below:

	2021	2020
(millions)
Cash, restricted cash and equivalents at January 1	$247	$269
Cash flows provided by (used in):
Operating activities(1)	1,452	1,633
Investing activities(2)	(2,308)	(1,641)
Financing activities(3)	1,171	1,006
Net increase in cash, restricted cash and equivalents	315	998
Cash, restricted cash and equivalents at March 31	$562	$1,267

(1)	Includes $(12) million and $413 million related to discontinued operations for 2021 and 2020, respectively.
(2)	Includes $(968) million and $(268) million related to discontinued operations for 2021 and 2020, respectively.
(3)	Includes $(69) million related to discontinued operations for 2020 and no amounts for 2021.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $181 million, including a $425 million decrease from discontinued operations. Net cash provided by continuing operations increased primarily due to a decrease in cash paid for interest, a distribution from Cove Point, the absence of payments related to a voluntary retirement program and net changes in working capital items, partially offset by lower deferred fuel cost recoveries.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of March 31, 2021 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$52	$—	$52
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated—investment grade(3)	60	4	56
Internally rated—non-investment grade(4)	14	—	14
Total(5)	$128	$4	$124

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 41% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 25% of the total net credit exposure.

(4)	The five largest counterparty exposures, combined, for this category represented approximately 3% of the total net credit exposure.

(5)   Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $667 million, primarily due to an increase in contributions to equity method affiliates including Atlantic Coast Pipeline, partially offset by a decrease in plant construction and other property additions and the absence of the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coat Pipeline.

Financing Cash Flows and Liquidity

Dominion Energy relies on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by its operations. As discussed further in Credit Ratings and Debt Covenants in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, the ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Dominion Energy currently meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communication and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows Dominion Energy to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions.

Net cash provided by Dominion Energy's financing activities increased $165 million primarily due to lower common stock dividend payments and higher net issuances of short-term debt, partially offset by repayment of the 364-day revolving supplemental credit facility borrowings.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $338 million and $268 million, respectively, with respect to such notes presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

See Note 16 to the Consolidated Financial Statements in this report for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2021, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of March 31, 2021, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Subsidiary Dividend Restrictions

As of March 31, 2021, there have been no material changes to the subsidiary dividend restrictions disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2021, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Off-Balance Sheet Arrangements

As of March 31, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the following matter.

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and had obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. In March 2021, Dominion Energy notified the lessor of its intention to terminate the leasing arrangement effective April 2021. As a result, Dominion Energy recorded a charge of $71 million ($53 million after-tax) in the first quarter of 2021, included in impairments of assets and other charges in its Consolidated Statements of Income, primarily for amounts required to be repaid to the lessor.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Note 17 to the Consolidated Financial Statements in this report.

Environmental Matters

Dominion Energy is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Note 17 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Notes 13 and 17 to the Consolidated Financial Statements and Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Note 13 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Future Environmental Regulations

State Actions Related to Air and GHG Emissions

In October 2020, the EPA published a proposal to revise the 2016 Cross-State Air Pollution Rule Update to address interstate air quality impacts for the 2008 ozone National Ambient Air Quality Standards. In April 2021, the EPA published the final rule update, which will become effective in June 2021. The EPA’s final rule affects 12 states including Virginia and West Virginia and amends existing NOX ozone season emission budgets. The EPA requires implementation of the revised emission budgets beginning with the 2021 ozone season (May 1 through September 30, 2021). Dominion Energy has completed an evaluation of the potential impacts of the final rule and expects that any impact would not be material to its results of operations, financial condition and/or cash flows.

Coastal Virginia Offshore Wind Commercial Project

In September 2019, Virginia Power filed applications with PJM for the Coastal Virginia Offshore Wind Commercial project to interconnect 2,640 MW of wind energy off the coast of Virginia adjacent to the Coastal Virginia Offshore Wind Pilot project. The project is expected to be placed in service by the end of 2026 with preliminary cost estimates from late 2019 of approximately $8 billion. Throughout project development, certain planning inputs and assumptions may vary from initial and preliminary estimates. During 2021, inflationary pressure on certain raw materials including steel have been observed which may impact project costs.  In addition, Virginia Power has moved into the detailed design phase for the project’s onshore electric transmission facilities including final route selection with consideration given for resiliency and minimizing environmental impacts. Although total costs for this component cannot be more precisely estimated until a final route is selected, these design factors will likely result in an increase in costs.  While certain cost inputs may increase, further evaluation of turbine design and wind resource in addition to the performance to-date of the Coastal Virginia Offshore Wind Pilot project, is likely to result in a revised assumption of higher lifetime capacity factors which is expected to mitigate potential increases in development costs such that there is no expected change to Virginia Power’s preliminary estimate for the project’s projected levelized cost of energy.  Virginia Power expects to file with the Virginia Commission a request for CPCN and related rider, which filing will include an updated cost estimate for the project, by the end of 2021.

Dominion Energy Virginia – Nuclear Operating Licenses

In 2018, Virginia Power applied for renewal of its operating licenses for an additional 20 years for the two nuclear units at Surry. In May 2021, the NRC approved Virginia Power’s application, allowing the units to generate electricity through 2052 and 2053.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs under Part I., Item 2. MD&A in this report. The reader’s attention is directed to those paragraphs for discussion of various risks and uncertainties that may impact the Companies.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease in fair value of $15 million of Dominion Energy’s commodity-based derivative instruments as of March 31, 2021. A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $2 million of Dominion Energy’s commodity-based derivative instruments as of December 31, 2020.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $26 million and $35 million of Virginia Power’s commodity-based derivative instruments as of March 31, 2021 and December 31, 2020, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2021 or December 31, 2020.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate block agreements to manage interest rate risk. As of March 31, 2021, Dominion Energy and Virginia Power had $6.7 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $177 million and $100 million, respectively, in the fair value of Dominion Energy and Virginia Power interest rate derivatives at March 31, 2021. As of December 31, 2020, Dominion Energy and Virginia Power had $6.9 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $124 million and $75 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2020.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $304 million for the three months ended March 31, 2021, net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $876 million for the three months ended March 31, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $0.7 billion for the year ended December 31, 2020. Net realized gains and losses include gains and losses from the sale of investments. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $64 million for the three months ended March 31, 2021 and a net increase in unrealized gains on debt investments of $57 million for the year ended December 31, 2020.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $153 million for the three months ended March 31, 2021, net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $412 million for the three months ended March 31, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $287 million for the year ended December 31, 2020. Net realized gains and losses include gains and losses from the sale of investments. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $28 million and $1 million for the three months ended March 31, 2021 and 2020, respectively, and a net increase in unrealized gains on debt investments of $29 million for the year ended December 31, 2020.

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

In the first quarter of 2021, Dominion Energy completed the integration of SCANA’s systems and processes into Dominion Energy’s framework of internal control over financial reporting. As part of this process, Dominion Energy transitioned SCANA’s financial activity into Dominion Energy’s accounting system. Throughout this integration and system implementation, Dominion Energy appropriately considered internal controls over financial reporting.

Other than with respect to this item for Dominion Energy, there were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Dominion Energy or Virginia Power’s internal control over financial reporting.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/21-1/31/21	12,193	$75.20	—	$ 0.92 billion
2/1/21-2/28/21	72,389	72.68	—	0.92 billion
3/1/21-3/31/21	—	—	—	0.92 billion
Total	84,582	$73.04	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)

In November 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $1.0 billion of shares of common stock.  This repurchase program has no expiration date or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

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

4.1

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 4, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 4, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer