Form 10-Q
period 2021-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2021-08-06
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At July 30, 2021, the latest practicable date for determination, Dominion Energy, Inc. had 808,487,324 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Birdseye	Birdseye Renewable Energy, LLC
Bear Garden	A 590 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
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
Dominion Iroquois

The legal entity Iroquois, Inc. (formerly known as Dominion Iroquois, Inc.), one or more of its consolidated subsidiaries, or the entirety of Iroquois, Inc. and its consolidated subsidiaries, which held a 50% noncontrolling interest in Iroquois

DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EnergySolutions	EnergySolutions, LLC

EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of GIP
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
GIP	The legal entity, Global Infrastructure Partners, one or more of its consolidated subsidiaries, or the entirety of Global Infrastructure Partners and its consolidated subsidiaries
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of GIP
Grassfield Solar	A proposed 20 MW utility-scale solar power station located in Chesapeake, Virginia
Greensville County	A 1,588 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of GIP
Iroquois	Iroquois Gas Transmission System, L.P.
ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt

MWh	Megawatt hour
NAV	Net asset value
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

Norge Solar	A proposed 20 MW utility-scale solar power station located in James City County, Virginia
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Q-Pipe Group	Collectively, Dominion Energy Questar Pipeline, DEQPS and QPC Holding Company, LLC (including its subsidiary Questar Southern Trails Pipeline Company)
Q-Pipe Transaction	A previously proposed sale by Dominion Energy to BHE of the Q-Pipe Group pursuant to a purchase and sale agreement entered into on October 5, 2020 and terminated on July 9, 2021
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
RTO	Regional transmission organization
Sadler Solar	A 100 MW utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	A proposed 42 MW utility-scale solar power station located in Pittsylvania County, Virginia
Terra Nova Renewable Partners

The legal entity, Terra Nova Renewable Partners, LLC, a partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets, or one or more of its consolidated subsidiaries

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

Warren County	A 1,350 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
WECTEC	WECTEC Global Project Services, Inc., a wholly-owned subsidiary of Westinghouse
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Whitehouse Solar	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	White River Hub, LLC
Wisconsin Commission	Public Services Commission of Wisconsin
Woodland Solar	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
WP&L	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation, a subsidiary of WEC Energy Group
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy and Interstate Gas Supply, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions, except per share amounts)
Operating Revenue	$3,038	$3,106	$6,908	$7,044
Operating Expenses
Electric fuel and other energy-related purchases	487	507	1,037	1,164
Purchased electric capacity	25	11	36	13
Purchased gas	121	90	605	524
Other operations and maintenance	895	852	1,882	1,743
Depreciation, depletion and amortization	604	578	1,212	1,156
Other taxes	222	220	479	460
Impairment of assets and other charges	321	44	416	812
Total operating expenses	2,675	2,302	5,667	5,872
Income from operations	363	804	1,241	1,172
Earnings from equity method investees	65	2	145	5
Other income	312	498	599	41
Interest and related charges	518	398	571	830
Income from continuing operations including noncontrolling interests before income tax expense (benefit)	222	906	1,414	388
Income tax expense (benefit)	(47)	37	165	(13)
Net Income From Continuing Operations Including Noncontrolling Interests	269	869	1,249	401
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	26	(2,001)	54	(1,772)
Net Income (Loss) Including Noncontrolling Interests	295	(1,132)	1,303	(1,371)
Noncontrolling Interests	10	37	10	68
Net Income (Loss) Attributable to Dominion Energy	$285	$(1,169)	$1,293	$(1,439)
Amounts attributable to Dominion Energy
Net Income from continuing operations	$259	$863	$1,239	$397
Net Income (Loss) from discontinued operations	26	(2,032)	54	(1,836)
Net Income (Loss) attributable to Dominion Energy	$285	$(1,169)	$1,293	$(1,439)
EPS - Basic
Net income from continuing operations	$0.30	$1.01	$1.49	$0.43
Net income (loss) from discontinued operations	0.03	(2.42)	0.07	(2.18)
Net income (loss) attributable to Dominion Energy	$0.33	$(1.41)	$1.56	$(1.75)
EPS - Diluted
Net income from continuing operations	$0.30	$0.90	$1.49	$0.35
Net income (loss) from discontinued operations	0.03	(2.42)	0.07	(2.18)
Net income (loss) attributable to Dominion Energy	$0.33	$(1.52)	$1.56	$(1.83)

(1)	See Note 10 for amounts attributable to related parties.
(2)

Includes income tax expense (benefit) of $4 million and $(593) million for the three months ended June 30, 2021 and 2020, respectively, and $11 million and $(562) million for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Net income (loss) including noncontrolling interests	$295	$(1,132)	$1,303	$(1,371)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(16)	2	23	(264)
Changes in unrealized net gains (losses) on investment securities(2)	12	19	(19)	28
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	(1)	6	(1)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	12	5	25	27
Net realized (gains) losses on investment securities(5)	(3)	(5)	(2)	(14)
Net pension and other postretirement benefit costs(6)	26	18	44	37
Total other comprehensive income (loss)	31	38	77	(187)
Comprehensive income (loss) including noncontrolling interests	326	(1,094)	1,380	(1,558)
Comprehensive income attributable to noncontrolling interests	10	37	10	68
Comprehensive income (loss) attributable to Dominion Energy	$316	$(1,131)	$1,370	$(1,626)

(1)

Net of $5 million and $(4) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $(8) million and $89 million tax for the six months ended June 30, 2021 and 2020, respectively.

(2)

Net of $(2) million and $(6) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $8 million and $(10) million tax for the six months ended June 30, 2021 and 2020, respectively.

(3)

Net of $(3) million and $3 million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $(7) million and $3 million tax for the six months ended June 30, 2021 and 2020, respectively.

(4)

Net of $(4) million and $(2) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $(8) million and $(9) million tax for the six months ended June 30, 2021 and 2020, respectively.

(5)

Net of $1 million and $— million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $1 million and $4 million tax for the six months ended June 30, 2021 and 2020, respectively.

(6)

Net of $(9) million and $(8) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $(16) million and $(13) million tax for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$240	$172
Customer receivables (less allowance for doubtful accounts of $38 and $42)	1,728	2,295
Other receivables (less allowance for doubtful accounts of $4 and $3)	247	212
Inventories	1,538	1,550
Prepayments	450	309
Regulatory assets	873	699
Other	340	167
Current assets held for sale	1,507	1,482
Total current assets	6,923	6,886
Investments
Nuclear decommissioning trust funds	7,521	6,900
Investment in equity method affiliates	2,951	2,934
Other	384	404
Total investments	10,856	10,238
Property, Plant and Equipment
Property, plant and equipment	85,293	82,959
Accumulated depreciation, depletion and amortization	(26,067)	(25,111)
Total property, plant and equipment, net	59,226	57,848
Deferred Charges and Other Assets
Goodwill	7,405	7,381
Regulatory assets	8,763	9,133
Other	4,790	4,419
Total deferred charges and other assets	20,958	20,933
Total assets	$97,963	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,096	$1,937
Supplemental 364-Day credit facility borrowings	—	225
Short-term debt	3,028	895
Accounts payable	774	944
Accrued interest, payroll and taxes	997	1,133
Regulatory liabilities	631	809
Liability to Atlantic Coast Pipeline	115	1,052
Q-Pipe Transaction deposit	1,290	1,290
Other(2)	2,114	1,933
Current liabilities held for sale	631	625
Total current liabilities	11,676	10,843
Long-Term Debt
Long-term debt	31,288	30,915
Junior subordinated notes	2,162	2,161
Supplemental credit facility borrowings	250	—
Other	885	881
Total long-term debt	34,585	33,957
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,261	5,953
Regulatory liabilities	10,292	10,187
Other	8,265	8,504
Total deferred credits and other liabilities	24,818	24,644
Total liabilities	71,079	69,444
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (See Note 16)	2,387	2,387
Common stock – no par(3)	21,369	21,258
Retained earnings	4,434	4,189
Accumulated other comprehensive loss	(1,640)	(1,717)
Total shareholders' equity	26,550	26,117
Noncontrolling interests	334	344
Total equity	26,884	26,461
Total liabilities and equity	$97,963	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 807 million and 806 million shares outstanding at June 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2020	2	$2,387	839	$23,902	$6,455	$(2,018)	$30,726	$2,026	$32,752
Net income (loss) including noncontrolling interests					(1,169)		(1,169)	37	(1,132)
Issuance of stock			1	70			70		70
Stock awards (net of change in unearned compensation)				13			13		13
Preferred stock dividends (See Note 16)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(789)		(789)	(50)	(839)
Other comprehensive income, net of tax						38	38		38
Other				(1)	(1)		(2)		(2)
June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884

March 31, 2021	2	$2,387	806	$21,310	$4,673	$(1,671)	$26,699	$339	$27,038
Net income including noncontrolling interests					285		285	10	295
Issuance of stock			1	49			49		49
Stock awards (net of change in unearned compensation)				11			11		11
Preferred stock dividends (See Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per share) and distributions					(508)		(508)	(15)	(523)
Other comprehensive income, net of tax						31	31		31
Other				(1)			(1)		(1)
June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					$(48)		(48)		(48)
Net income (loss) including noncontrolling interests					(1,439)		(1,439)	68	(1,371)
Issuance of stock			2	148			148		148
Stock awards (net of change in unearned compensation)				13			13		13
Preferred stock dividends (See Note 16)					(32)		(32)		(32)
Common stock dividends ($1.880 per common share) and distributions					(1,577)		(1,577)	(94)	(1,671)
Other comprehensive loss, net of tax						(187)	(187)		(187)
Other				(1)			(1)		(1)
June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884

December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,293		1,293	10	1,303
Issuance of stock			1	97			97		97
Stock awards (net of change in unearned compensation)				15			15		15
Preferred stock dividends (See Note 16)					(32)		(32)		(32)
Common stock dividends ($1.260 per share) and distributions					(1,016)		(1,016)	(20)	(1,036)
Other comprehensive income, net of tax						77	77		77
Other				(1)			(1)		(1)
June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2021	2020
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$1,303	$(1,371)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,358	1,497
Deferred income taxes and investment tax credits	211	(231)
Impairment of assets and other charges	416	1,297
Loss from investment in Atlantic Coast Pipeline	22	2,315
Net losses (gains) on nuclear decommissioning trust funds and other investments	(364)	117
Other adjustments	232	40
Changes in:
Accounts receivable	337	360
Inventories	10	7
Deferred fuel and purchased gas costs, net	(300)	237
Prepayments	(143)	(193)
Accounts payable	(42)	(191)
Accrued interest, payroll and taxes	(135)	(313)
Customer deposits	(15)	(7)
Margin deposit assets and liabilities	(176)	19
Net realized and unrealized changes related to derivative activities	119	84
Pension and other postretirement benefits	(150)	(105)
Other operating assets and liabilities	(443)	(426)
Net cash provided by operating activities	2,240	3,136
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,664)	(2,915)
Acquisition of solar development projects	(36)	(187)
Proceeds from sales of securities	2,710	1,660
Purchases of securities	(2,683)	(1,710)
Contributions to equity method affiliates	(983)	(39)
Acquisition of equity method investments	—	(178)
Other	(112)	35
Net cash used in investing activities	(3,768)	(3,334)
Financing Activities
Issuance (repayment) of short-term debt, net	2,133	(525)
Issuance of short-term notes	—	1,125
Repayment of short-term notes	—	(625)
Supplemental 364-Day credit facility borrowings	—	225
Repayment of supplemental 364-day credit facility borrowings	(225)	—
Issuance of long-term debt	1,250	4,355
Repayment of long-term debt, including redemption premiums	(722)	(2,210)
Supplemental credit facility borrowings	250	—
Issuance of common stock	97	148
Common dividend payments	(1,016)	(1,577)
Other	(182)	(245)
Net cash provided by financing activities	1,585	671
Increase in cash, restricted cash and equivalents	57	473
Cash, restricted cash and equivalents at beginning of period	247	269
Cash, restricted cash and equivalents at end of period	$304	$742

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Operating Revenue(1)	$1,741	$1,805	$3,571	$3,735
Operating Expenses
Electric fuel and other energy-related purchases(1)	349	366	755	858
Purchased (excess) electric capacity	4	(8)	1	(17)
Other operations and maintenance:
Affiliated suppliers	78	80	165	167
Other	321	296	747	627
Depreciation and amortization	323	307	647	618
Other taxes	83	85	176	172
Impairment of assets and other charges (benefit)	12	44	(39)	808
Total operating expenses	1,170	1,170	2,452	3,233
Income from operations	571	635	1,119	502
Other income	40	52	72	—
Interest and related charges(1)	128	137	264	263
Income before income tax expense	483	550	927	239
Income tax expense	69	60	139	29
Net Income	$414	$490	$788	$210

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Net income	$414	$490	$788	$210
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(12)	1	20	(44)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	3	6	(2)	4
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	—	—	1	—
Net realized (gains) losses on nuclear decommissioning trust funds(4)	(1)	(2)	—	(1)
Total other comprehensive income (loss)	(10)	5	19	(41)
Comprehensive income	$404	$495	$807	$169

(1)

Net of $5 million and $(1) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $(6) million and $15 million tax for the six months ended June 30, 2021 and 2020, respectively.

(2)

Net of $— million and $(1) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2021 and 2020, respectively.

(3)

Net of $— million and $(1) million tax for the three months ended June 30, 2021 and 2020, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2021 and 2020, respectively.

(4)

Net of $— million and $2 million tax for the three months ended June 30, 2021 and 2020, respectively and net of $— million and $1 million tax for the six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$49	$35
Customer receivables (less allowance for doubtful accounts of $22 and $23)	1,019	1,315
Other receivables (less allowance for doubtful accounts of $2 at both dates)	77	91
Affiliated receivables	198	5
Inventories (average cost method)	837	862
Regulatory assets	462	295
Other(2)	108	59
Total current assets	2,750	2,662
Investments
Nuclear decommissioning trust funds	3,511	3,197
Other	4	3
Total investments	3,515	3,200
Property, Plant and Equipment
Property, plant and equipment	48,212	46,736
Accumulated depreciation and amortization	(14,717)	(14,167)
Total property, plant and equipment, net	33,495	32,569
Deferred Charges and Other Assets
Regulatory assets	3,454	3,509
Other(2)	1,942	1,714
Total deferred charges and other assets	5,396	5,223
Total assets	$45,156	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$461	$8
Short-term debt	814	45
Accounts payable	311	332
Payables to affiliates	250	266
Affiliated current borrowings	348	380
Accrued interest, payroll and taxes	297	253
Regulatory liabilities	254	425
Derivative liabilities(2)	296	390
Other	715	728
Total current liabilities	3,746	2,827
Long-Term Debt
Long-term debt	12,760	13,207
Other	492	480
Total long-term debt	13,252	13,687
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,027	2,779
Asset retirement obligations	3,691	3,654
Regulatory liabilities	5,552	5,338
Other(2)	824	812
Total deferred credits and other liabilities	13,094	12,583
Total liabilities	30,092	29,097
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	8,246	7,758
Accumulated other comprehensive loss	(33)	(52)
Total common shareholder’s equity	15,064	14,557
Total liabilities and shareholder’s equity	$45,156	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2021 and December 31, 2020.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2020	275	$5,738	$1,113	$6,780	$(75)	$13,556
Net income				490		490
Dividends				(107)		(107)
Other comprehensive income, net of tax					5	5
June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944

March 31, 2021	275	$5,738	$1,113	$7,983	$(23)	$14,811
Net income				414		414
Dividends				(150)		(150)
Other comprehensive loss, net of tax					(10)	(10)
Other				(1)		(1)
June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net income				210		210
Dividends				(215)		(215)
Other comprehensive loss, net of tax					(41)	(41)
Other				1		1
June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944

December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				788		788
Dividends				(300)		(300)
Other comprehensive income, net of tax					19	19
June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2021	2020
(millions)
Operating Activities
Net income	$788	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	723	702
Deferred income taxes and investment tax credits	218	(220)
Impairment of assets and other charges (benefit)	(39)	806
Other adjustments	81	24
Changes in:
Accounts receivable	88	(21)
Affiliated receivables and payables	(208)	220
Inventories	25	(1)
Prepayments	(4)	—
Deferred fuel expenses, net	(277)	136
Accounts payable	15	(9)
Accrued interest, payroll and taxes	43	18
Net realized and unrealized changes related to derivative activities	51	(20)
Other operating assets and liabilities	(220)	47
Net cash provided by operating activities	1,284	1,892
Investing Activities
Plant construction and other property additions	(1,575)	(1,474)
Purchases of nuclear fuel	(73)	(154)
Acquisition of solar development projects	(19)	(19)
Proceeds from sales of securities	1,249	530
Purchases of securities	(1,262)	(549)
Other	(22)	18
Net cash used in investing activities	(1,702)	(1,648)
Financing Activities
Issuance (repayment) of short-term debt, net	769	(243)
Issuance (repayment) of affiliated current borrowings, net	(32)	233
Issuance of long-term debt, net	—	105
Repayment of long-term debt, net	—	(105)
Common dividend payments to parent	(300)	(215)
Other	(5)	(3)
Net cash provided by (used in) financing activities	432	(228)
Increase in cash, restricted cash and equivalents	14	16
Cash, restricted cash and equivalents at beginning of period	35	24
Cash, restricted cash and equivalents at end of period	$49	$40

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and, following completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations to BHE through the GT&S Transaction completed in November 2020 and the anticipated sale of Dominion Energy’s remaining regulated gas transmission and storage services in the Rocky Mountain region of the U.S.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2021, their results of operations and changes in equity for the three and six months ended June 30, 2021 and 2020 and their cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At June 30, 2021, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. GIP’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects and Brookfield’s 25% interest in Cove Point (effective December 2019 until November 2020) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell its remaining controlling financial interest in certain nonregulated solar projects. See Note 11 for more information.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, the Companies updated their Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2021	June 30, 2020	December 31, 2020	December 31, 2019
(millions)
Dominion Energy
Cash and cash equivalents(1)	$259	$675	$179	$166
Restricted cash and equivalents(2)(3)	45	67	68	103
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$304	$742	$247	$269
Virginia Power
Cash and cash equivalents	$49	$37	$35	$17
Restricted cash and equivalents(3)	—	3	—	7
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$49	$40	$35	$24

(1)

At June 30, 2021, June 30, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $19 million, $59 million, $7 million and $31 million of cash and cash equivalents included in current assets held for sale, respectively.

(2)

At June 30, 2021, June 30, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $3 million, $12 million, $3 million and $12 million of restricted cash and equivalents included in current assets held for sale, respectively.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Six Months Ended June 30,
	2021	2020
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$327	$346
Accrued contributions to equity method affiliates	20	5
Leases(1)	29	35
(1)	Includes $22 million and $32 million of financing leases at June 30, 2021 and 2020, respectively, and $7 million and $3 million of operating leases at June 30, 2021 and 2020, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Six Months Ended June 30,
	2021	2020
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$207	$239
Financing leases	17	20

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

Asset Retirement Obligations

In the second quarter of 2021, Dominion Energy revised its estimated cash flow projections associated with the recovery of spent nuclear fuel costs for its AROs associated with the decommissioning of Kewaunee. As a result, Dominion Energy recorded a charge of $44 million ($35 million after-tax) within other operations and maintenance expense in its Consolidated Statements of Income.

Note 3. Acquisitions and Dispositions

Disposition of Gas Transmission & Storage Operations

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt, to sell substantially all of its gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests). The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. In October 2020, pursuant to a provision in the agreement with BHE, Dominion Energy elected to exclude the Q-Pipe Group from the transaction as approval under the Hart-Scott-Rodino Act had not been obtained by mid-September 2020. Concurrently in October 2020, Dominion Energy and BHE entered into a separate agreement under which Dominion Energy would sell the Q-Pipe Group for cash consideration of $1.3 billion and the assumption of related long-term debt.  In November 2020, Dominion Energy completed the GT&S Transaction as discussed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing. In addition, BHE will provide certain administrative services to Dominion Energy. Dominion Energy recorded revenue of $6 million and $11 million associated with the transition service agreement in operating revenue in its Consolidated Statements of Income for the three and six months ended June 30, 2021, respectively.

Also in November 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction. In July 2021, Dominion Energy and BHE mutually agreed to terminate the Q-Pipe Transaction as a result of ongoing uncertainty associated with receiving approval under the Hart-Scott-Rodino Act. Dominion Energy simultaneously announced its intention to pursue the divestiture of the Q-Pipe Group to an alternative buyer via competitive sales process with targeted closing, subject to applicable regulatory approval, by the end of 2021. Also in July 2021, Dominion Energy entered into an approximately $1.3 billion term loan credit agreement and borrowed the full amount available thereunder.  The agreement matures in December 2021, which can be extended at Dominion Energy’s option to June 2022, and bears interest at a variable rate. The proceeds were utilized to repay the deposit received from BHE on the Q-Pipe Transaction.  Upon completion of a sale of the Q-Pipe Group, Dominion Energy is required to utilize the net proceeds to repay any outstanding balances under the term loan agreement.  The operations of the Q-Pipe Group continue to meet the classification as held-for-sale based on Dominion Energy’s plan to complete a sale of the entities.

The operations included in both the GT&S Transaction and the Q-Pipe Group are presented in held-for-sale and discontinued operations effective July 2020. As a result, the previously reported amounts have been recast to reflect this presentation and depreciation and amortization ceased on the applicable assets. As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within held-for-sale and discontinued operations. See Note 10 for further information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which are reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020		Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	Q-Pipe Group	GT&S Transaction	Q-Pipe Group	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Operating revenue	$59	$480	$58	$126	$1,043	$123
Operating expense(1)	9	770	29	28	1,103	62
Other income	1	12	1	1	32	2
Interest and related charges	5	46	6	10	99	10
Income (loss) before income taxes	46	(324)	24	89	(127)	53
Income tax expense (benefit)	9	(78)	10	17	(51)	14
Net income (loss) including noncontrolling interests	37	(246)	14	72	(76)	39
Noncontrolling interests	—	32	—	—	65	—
Net income (loss) attributable to Dominion Energy	$37	$(278)	$14	$72	$(141)	$39
(1)

GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in the second quarter of 2020 associated with the probable abandonment of a significant portion of the Supply Header Project, as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project.

The carrying amounts of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At June 30, 2021	At December 31, 2020
	Q-Pipe Group	Q-Pipe Group
(millions)
Current assets(1)	$51	$47
Equity method investments(2)	35	35
Property, plant and equipment, net	1,138	1,113
Other deferred charges and other assets, including goodwill and intangible assets(3)	223	224
Current liabilities	34	30
Long-term debt	426	426
Other deferred credits and liabilities	154	154

(1)	Includes cash and cash equivalents of $18 million and $7 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	Comprised of an equity method investment in White River Hub.
(3)	Includes goodwill of $191 million at both June 30, 2021 and December 31, 2020.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Capital expenditures	$15	$138	$15
Significant noncash items:
Impairment of assets and other charges	—	482	1
Depreciation, depletion and amortization	—	164	26
Accrued capital expenditures	4	28	1

Sale of Kewaunee

In May 2021, Dominion Energy entered into an agreement to sell 100% of the equity interests in Dominion Energy Kewaunee, Inc. to EnergySolutions, including the transfer of all decommissioning obligations associated with Kewaunee, which ceased operations in

2013. The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans.  In addition, Dominion Energy may continue to withdraw funds prior to closing from the nuclear decommissioning trust to recover certain spent nuclear fuel and other permitted costs, subject to certain conditions. The sale will be treated as an asset sale for tax purposes and is subject to termination by either party if not completed by December 2022. Closing is contingent on approval from the Wisconsin Commission as well as the NRC for the transfer of control of applicable licenses.  The purchase agreement requires that EnergySolutions be subject to the Wisconsin regulatory conditions agreed to by Dominion Energy upon its acquisition of Kewaunee, including the return of any excess decommissioning funds to WPSC and WP&L customers following completion of all decommissioning activities.

In May 2021, Dominion Energy and EnergySolutions submitted a license transfer application to the NRC. Also in May 2021, Dominion Energy submitted an application to the Wisconsin Commission for approval. In July 2021, WPSC and WP&L submitted a joint request to the Wisconsin Commission for the waiver of both of their rights of first refusal to purchase Kewaunee, such rights having been granted as the former owners of Kewaunee. At June 30, 2021, Dominion Energy determined that the assets and liabilities associated with the Kewaunee sale did not meet the criteria to be classified as held for sale due to the significant uncertainty surrounding the timing of or ability to obtain necessary regulatory approvals.

Dominion Energy expects to record a loss if and when it determines that criteria for the classification as held for sale have been met. If such classification had been made at June 30, 2021, Dominion Energy would have recognized a loss of approximately $725 million ($570 million after-tax). If the sale is ultimately completed, the final net loss will primarily depend on the value of the nuclear decommissioning trust and AROs at closing.

Acquisition of Birdseye

In May 2021, Dominion Energy acquired 100% of the ownership interest in Birdseye from BRE Holdings, LLC for total consideration of $46 million, consisting of $28 million in cash and $18 million, measured at fair value at closing, of consideration contingent on the achievement of certain revenue targets and future development project sales. Birdseye is primarily engaged in the development of solar energy projects in southeastern states in the U.S. with 2.5 GW of solar generation projects under development. The allocation of the purchase price resulted in $25 million of development project assets, primarily reflected in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets, and $24 million of goodwill, which is not deductible for tax purposes. The goodwill reflects the value associated with enhancing Dominion Energy's development of regulated and long-term contracted solar generating and electric storage projects. The fair value measurements, including of the assets acquired, were determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows. Birdseye is included in Contracted Assets.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,017	$1,091	$2,172	$2,249
Commercial	761	728	1,480	1,526
Industrial	175	176	353	358
Government and other retail	223	193	412	412
Wholesale	36	29	79	62
Nonregulated electric sales	217	177	466	409
Regulated gas sales:
Residential	188	182	818	730
Commercial	79	63	285	254
Other	23	17	57	45
Nonregulated gas sales	15	29	67	112
Regulated gas transportation and storage	219	182	490	414
Other regulated revenues	74	96	140	151
Other nonregulated revenues(1)	57	39	105	70
Total operating revenue from contracts with customers	3,084	3,002	6,924	6,792
Other revenues(2)(3)	(46)	104	(16)	252
Total operating revenue	$3,038	$3,106	$6,908	$7,044
Virginia Power
Regulated electric sales:
Residential	$748	$818	$1,637	$1,714
Commercial	564	546	1,111	1,160
Industrial	83	89	174	186
Government and other retail	208	177	384	380
Wholesale	22	21	48	45
Other regulated revenues	71	94	128	156
Other nonregulated revenues(1)(4)	27	20	48	33
Total operating revenue from contracts with customers	1,723	1,765	3,530	3,674
Other revenues(2)(4)	18	40	41	61
Total operating revenue	$1,741	$1,805	$3,571	$3,735

(1)

Includes sales which are considered to be goods transferred at a point in time of $8 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $15 million and $11 million for the six months ended June 30, 2021 and 2020, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $7 million for both the three months ended June 30, 2021 and 2020, and $13 million and $11 million for the six months ended June 30, 2021 and 2020, respectively, at Dominion Energy and $5 million for both the three months ended June 30, 2021 and 2020, and $9 million and $8 million for the six months ended June 30, 2021 and 2020, respectively, at Virginia Power.

(2)

Includes alternative revenue of $25 million and $39 million at Dominion Energy and $18 million and $34 million at Virginia Power for the three months ended June 30, 2021 and 2020, respectively, and $47 million and $75 million at Dominion Energy and $38 million and $51 million at Virginia Power for the six months ended June 30, 2021 and 2020, respectively.

(3)

Includes revenue associated with services provided to discontinued operations of $1 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $2 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

(4)   See Note 19 for amounts attributable to affiliates.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2021	2021	2022	2023	2024	2025	Thereafter	Total
(millions)
Dominion Energy	$34	$68	$66	$59	$51	$493	$771

At June 30, 2021 and December 31, 2020, Dominion Energy’s contract liability balances were $91 million and $130 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At June 30, 2021 and December 31, 2020, Virginia Power’s contract liability balances were $43 million and $36 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2021 and 2020, Dominion Energy recognized revenue of $123 million and $106 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2021 and 2020, Virginia Power recognized $36 million and $24 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Six Months Ended June 30,	2021	2020	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.3	4.1	4.5	4.9
Investment tax credits	(5.3)	(19.5)	(5.8)	(11.3)
Production tax credits	(0.4)	(1.6)	(0.6)	(2.0)
Reversal of excess deferred income taxes	(3.5)	(6.5)	(2.1)	(0.8)
State legislative change	(1.5)	—	(1.7)	—
AFUDC - equity	(0.5)	(2.1)	(0.6)	(0.6)
Other, net	(0.4)	1.2	0.3	1.1
Effective tax rate	11.7%	(3.4)%	15.0%	12.3%

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

As of June 30, 2021, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of these unrecognized tax benefits.

The Companies’ effective tax rates reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

Discontinued operations

Income tax expense (benefit) included in discontinued operations is $11 million and $(562) million for the six months ended June 30, 2021 and 2020, respectively.  2020 income taxes reflect a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline Project.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$259	$863	$1,239	$397
Preferred stock dividends (see Note 16)	(16)	(16)	(32)	(32)
Net income attributable to Dominion Energy from continuing operations – Basic	243	847	1,207	365
Dilutive effect of Series A Preferred Stock	—	(92)	—	(64)
Net income attributable to Dominion Energy from continuing operations - Diluted	$243	$755	$1,207	$301
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$26	$(2,032)	$54	$(1,836)
Average shares of common stock outstanding – Basic	806.6	839.4	806.2	838.8
Net effect of dilutive securities	—	—	0.1	—
Average shares of common stock outstanding – Diluted	806.6	839.4	806.3	838.8

EPS from continuing operations – Basic	$0.30	$1.01	$1.49	$0.43
EPS from discontinued operations – Basic	0.03	(2.42)	0.07	(2.18)
EPS attributable to Dominion Energy – Basic	$0.33	$(1.41)	$1.56	$(1.75)

EPS from continuing operations – Diluted	$0.30	$0.90	$1.49	$0.35
EPS from discontinued operations – Diluted	0.03	(2.42)	0.07	(2.18)
EPS attributable to Dominion Energy – Diluted	$0.33	$(1.52)	$1.56	$(1.83)

The 2019 Equity Units and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, are potentially dilutive securities. See Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Note 3, respectively, for additional information. The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations for the three and six months ended June 30, 2021 and 2020, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. For the three and six months ended June 30, 2021, a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the periods. The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three and six months ended June 30, 2021 based upon the expectation Dominion Energy would settle in cash rather than through the issuance of Dominion Energy common stock.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended June 30, 2021
Beginning balance	$(367)	$32	$(1,335)	$(1)	$(1,671)
Other comprehensive income before reclassifications: gains (losses)	(16)	12	—	—	(4)
Amounts reclassified from AOCI: (gains) losses(1)	12	(3)	26	—	35
Net current period other comprehensive income (loss)	(4)	9	26	—	31
Ending balance	$(371)	$41	$(1,309)	$(1)	$(1,640)
Three Months Ended June 30, 2020
Beginning balance	$(651)	$37	$(1,402)	$(2)	$(2,018)
Other comprehensive income before reclassifications: gains (losses)	2	19	(1)	—	20
Amounts reclassified from AOCI: (gains) losses(1)	5	(5)	18	—	18
Net current period other comprehensive income (loss)	7	14	17	—	38
Ending balance	$(644)	$51	$(1,385)	$(2)	$(1,980)
Six Months Ended June 30, 2021
Beginning balance	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	23	(19)	6	—	10
Amounts reclassified from AOCI: (gains) losses(1)	25	(2)	44	—	67
Net current period other comprehensive income (loss)	48	(21)	50	—	77
Ending balance	$(371)	$41	$(1,309)	$(1)	$(1,640)
Six Months Ended June 30, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(264)	28	(1)	—	(237)
Amounts reclassified from AOCI: (gains) losses(1)	27	(14)	37	—	50
Net current period other comprehensive income (loss)	(237)	14	36	—	(187)
Ending balance	$(644)	$51	$(1,385)	$(2)	$(1,980)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$16	Interest and related charges
Total	16
Tax	(4)	Income tax expense (benefit)
Total, net of tax	$12
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(4)	Other income
Total	(4)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(3)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	40	Other income
Total	35
Tax	(9)	Income tax expense (benefit)
Total, net of tax	$26
Three Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(8)	Operating revenue
	(1)	Discontinued operations
Interest rate contracts	18	Interest and related charges
	4	Discontinued operations
Foreign currency contracts	(6)	Discontinued operations
Total	7
Tax	(2)	Income tax expense (benefit)
Total, net of tax	$5
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(5)	Other income (expense)
Total	(5)
Tax	—	Income tax expense (benefit)
Total, net of tax	$(5)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income (expense)
Amortization of actuarial losses	31	Other income (expense)
Total	26
Tax	(8)	Income tax expense (benefit)
Total, net of tax	$18

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Six Months Ended June 30, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Purchased gas
Interest rate contracts	32	Interest and related charges
Total	33
Tax	(8)	Income tax expense (benefit)
Total, net of tax	$25
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(3)	Other income

Total	(3)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(2)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(10)	Other income
Amortization of actuarial losses	70	Other income
Total	60
Tax	(16)	Income tax expense (benefit)
Total, net of tax	$44
Six Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(14)	Operating revenue
	3	Purchased gas
	(2)	Discontinued operations
Interest rate contracts	43	Interest and related charges
	6	Discontinued operations
Total	36
Tax	(9)	Income tax expense (benefit)
Total, net of tax	$27
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(18)	Other income (expense)
Total	(18)
Tax	4	Income tax expense (benefit)
Total, net of tax	$(14)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(11)	Other income (expense)
Amortization of actuarial losses	61	Other income (expense)
Total	50
Tax	(13)	Income tax expense (benefit)
Total, net of tax	$37

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended June 30, 2021
Beginning balance	$(27)	$4	$(23)
Other comprehensive income before reclassifications: gains (losses)	(12)	3	(9)
Amounts reclassified from AOCI: (gains) losses(1)	—	(1)	(1)
Net current period other comprehensive income (loss)	(12)	2	(10)
Ending balance	$(39)	$6	$(33)
Three Months Ended June 30, 2020
Beginning balance	$(79)	$4	$(75)
Other comprehensive income before reclassifications: losses	1	6	7
Amounts reclassified from AOCI: (gains) losses(1)	—	(2)	(2)
Net current period other comprehensive income (loss)	1	4	5
Ending balance	$(78)	$8	$(70)
Six Months Ended June 30, 2021
Beginning balance	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	20	(2)	18
Amounts reclassified from AOCI: (gains) losses(1)	1	—	1
Net current period other comprehensive income (loss)	21	(2)	19
Ending balance	$(39)	$6	$(33)
Six Months Ended June 30, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(44)	4	(40)
Amounts reclassified from AOCI: (gains) losses(1)	—	(1)	(1)
Net current period other comprehensive income (loss)	(44)	3	(41)
Ending balance	$(78)	$8	$(70)

(1)	See table below for details about these reclassifications.

The following table presents Virginia Power’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended June 30, 2021
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(1)	Other income
Total	(1)
Tax	—	Income tax expense
Total, net of tax	$(1)
Three Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$—
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(4)	Other income (loss)
Total	(4)
Tax	2	Income tax expense (benefit)
Total, net of tax	$(2)
Six Months Ended June 30, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	—	Income tax expense
Total, net of tax	$1
Six Months Ended June 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$1	Interest and related charges
Total	1
Tax	(1)	Income tax expense (benefit)
Total, net of tax	$—
Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(2)	Other income (loss)
Total	(2)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(1)

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at June 30, 2021.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$53	Discounted cash flow	Market price (per Dth)	(3)	(2) - 4	(1)
FTRs	30	Discounted cash flow	Market price (per MWh)	(3)	0 - 6	1
Electricity	12	Discounted cash flow	Market price (per MWh)	(3)	22 - 83	35
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 7	4
			Price volatility	(4)	4% - 27%	16%
Total assets	$96
Liabilities
Physical and financial forwards:
Natural gas(2)	$7	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	3	Discounted cash flow	Market price (per MWh)	(3)	(3) - 4	1
Electricity	24	Discounted cash flow	Market price (per MWh)	(3)	23 - 96	35
Total liabilities	$34
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)   Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

In the second quarter of 2021, Dominion Energy recorded a charge of $20 million ($15 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to write off substantially all of the long-lived assets of its nonregulated retail software development operations to their estimated fair value, using a market approach, of less than $1 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received.

See Note 3 for information on the nonrecurring fair value measurement associated with the acquisition of Birdseye.

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2021
Assets
Derivatives:
Commodity	$—	$52	$96	$148
Interest rate	—	468	—	468
Investments(1):
Equity securities:
U.S.	4,730	—	—	4,730
Fixed income:
Corporate debt instruments	—	871	—	871
Government securities	783	744	—	1,527
Total assets	$5,513	$2,135	$96	$7,744
Liabilities
Derivatives:
Commodity	$—	$211	$34	$245
Interest rate	—	329	—	329
Total liabilities	$—	$540	$34	$574
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$57	$110	$167
Interest rate	—	230	—	230
Investments(1):
Equity securities:
U.S.	4,648	—	—	4,648
Fixed income:
Corporate debt instruments	—	629	—	629
Government securities	508	730	—	1,238
Cash equivalents and other	32	15	—	47
Total assets	$5,188	$1,661	$110	$6,959
Liabilities
Derivatives:
Commodity	$—	$48	$7	$55
Interest rate	—	431	—	431
Total liabilities	$—	$479	$7	$486
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $357 million and $340 million of assets at June 30, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(millions)
Beginning balance	$56	$43	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(2)	—	(2)	—
Electric fuel and other energy-related purchases	4	(4)	(17)	(26)
Included in regulatory assets/liabilities	8	80	(39)	160
Settlements	(4)	4	17	26
Ending balance	$62	$123	$62	$123

There are $(2) million of unrealized gains and losses included in operating revenue in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2021. There were no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2020.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2021.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$53	Discounted cash flow	Market price (per Dth)	(3)	(2) - 4	(1)
FTRs	30	Discounted cash flow	Market price (per MWh)	(3)	0 - 6	1
Physical options:
Natural gas	1	Option model	Market price (per Dth)	(3)	2 - 7	4
			Price volatility	(4)	4% - 27%	16%
Total assets	$84
Liabilities
Physical and financial forwards:
Natural gas(2)	$7	Discounted cash flow	Market price (per Dth)	(3)	(2) - 3	(1)
FTRs	3	Discounted cash flow	Market price (per MWh)	(3)	(3) - 4	1
Total liabilities	$10

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)   Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2021
Assets
Derivatives:
Commodity	$—	$27	$84	$111
Interest rate	—	172	—	172
Investments(1):
Equity securities:
U.S.	2,186	—	—	2,186
Fixed income:
Corporate debt instruments	—	486	—	486
Government securities	387	282	—	669
Total assets	$2,573	$967	$84	$3,624
Liabilities
Derivatives:
Commodity	$—	$42	$10	$52
Interest rate	—	283	—	283
Total liabilities	$—	$325	$10	$335
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$5	$110	$115
Interest rate	—	66	—	66
Investments(1):
Equity securities:
U.S.	2,171	—	—	2,171
Fixed income:
Corporate debt instruments	—	348	—	348
Government securities	201	309	—	510
Cash equivalents and other	13	—	—	13
Total assets	$2,385	$728	$110	$3,223
Liabilities
Derivatives:
Commodity	$—	$22	$7	$29
Interest rate	—	376	—	376
Total liabilities	$—	$398	$7	$405

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $176 million and $167 million of assets at June 30, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(millions)
Beginning balance	$56	$43	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	4	(4)	(17)	(26)
Included in regulatory assets/liabilities	18	80	(29)	160
Settlements	(4)	4	17	26
Ending balance	$74	$123	$74	$123

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2021 and 2020.

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

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$33,076	$38,558	$31,996	$38,773
Supplemental credit facility borrowings(4)	250	250	225	225
Junior subordinated notes(5)	2,862	3,024	3,411	3,633
Virginia Power
Long-term debt(5)	$13,210	$15,668	$13,207	$16,455

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At both June 30, 2021 and December 31, 2020, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $3 million.

(3)	Includes amounts classified as held for sale, see Note 3.
(4)	Also includes Supplemental 364-Day credit facility borrowings.
(5)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$114	$13	$—	$101	$117	$9	$—	$108
Exchange	22	18	—	4	49	24	—	25
Interest rate contracts:
Over-the-counter	468	26	—	442	230	13	—	217
Total derivatives, subject to a master netting or similar arrangement	$604	$57	$—	$547	$396	$46	$—	$350

(1)	Excludes $12 million and $1 million of derivative assets at June 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$49	$13	$9	$27	$30	$9	$—	$21
Exchange	168	18	150	—	24	24	—	—
Interest rate contracts:
Over-the-counter	329	26	11	292	431	13	17	401
Total derivatives, subject to a master netting or similar arrangement	$546	$57	$170	$319	$485	$46	$17	$422

(1)	Excludes $28 million and $1 million of derivative liabilities at June 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	59	14
Basis	202	471
Electricity (MWh):
Fixed price	12,116,472	30,423,292
FTRs	98,414,736	—
Interest rate(2) (millions)	$1,250	$8,000

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(371)	$(43)	390 months
Total	$(371)	$(43)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Asset (Liability)(1)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)(2)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(millions)
Long-term debt	$(1,153)	$(1,153)	$(3)	$(3)

(1)	Includes $(1.2) billion related to discontinued hedging relationships at both June 30, 2021 and December 31, 2020.
(2)	Includes $(3) million of hedging adjustments on discontinued hedging relationships at both June 30, 2021 and December 31, 2020.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2021
ASSETS
Current Assets
Commodity	$—	$76	$76
Interest rate	—	24	24
Total current derivative assets(1)	—	100	100
Noncurrent Assets
Commodity	—	72	72
Interest rate	172	272	444
Total noncurrent derivative assets(2)	172	344	516
Total derivative assets	$172	$444	$616
LIABILITIES
Current Liabilities
Commodity	$—	$172	$172
Interest rate	253	10	263
Total current derivative liabilities(3)	253	182	435
Noncurrent Liabilities
Commodity	—	73	73
Interest rate	31	35	66
Total noncurrent derivative liabilities(4)	31	108	139
Total derivative liabilities	$284	$290	$574
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$58	$58
Interest rate	—	9	9
Total current derivative assets(1)	—	67	67
Noncurrent Assets
Commodity	—	109	109
Interest rate	66	155	221
Total noncurrent derivative assets(2)	66	264	330
Total derivative assets	$66	$331	$397
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	363	10	373
Total current derivative liabilities(3)	363	52	415
Noncurrent Liabilities
Commodity	—	13	13
Interest rate	19	39	58
Total noncurrent derivative liabilities(4)	19	52	71
Total derivative liabilities	$382	$104	$486

(1)

Current derivative assets include $87 million and $63 million in other current assets in Dominion Energy’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.  The remainder is recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)

Current derivative liabilities include $428 million and $412 million in other current liabilities in Dominion Energy’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. The remainder is in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.

(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(16)	$(219)
Total	$(21)	$(16)	$(219)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$8
Discontinued operations		1
Total commodity	$—	$9	$—
Interest rate:
Interest and related charges		(18)
Discontinued operations		(4)
Total interest rate	—	(22)	14
Foreign currency(4)	6	6	—
Total	$6	$(7)	$14
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Commodity:
Purchased gas		$(1)
Total commodity	$—	$(1)	$—
Interest rate (3)	31	(32)	189
Total	$31	$(33)	$189
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$14
Purchased gas		(3)
Discontinued operations		2
Total commodity	$—	$13	$—
Interest rate:
Interest and related charges		(43)
Discontinued operations		(6)
Total interest rate	(336)	(49)	(550)
Foreign currency (4)	(17)	—	—
Total	$(353)	$(36)	$(550)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)  Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in interest and related charges.

(4)  Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(146)	$(5)	$(187)	$46
Purchased gas	7	1	7	(10)
Electric fuel and other energy-related purchases	7	(8)	(37)	(73)
Discontinued operations	—	(6)	—	5
Interest rate:
Interest and related charges	(157)	(25)	162	(78)
Discontinued operations	—	—	—	(8)
Total	$(289)	$(43)	$(55)	$(118)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$84	$10	$—	$74	$111	$6	$—	$105
Exchange	1	1	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	172	19	—	153	66	7	—	59
Total derivatives, subject to a master netting or similar arrangement	$257	$30	$—	$227	$178	$14	$—	$164

(1)	Excludes $26 million and $3 million of derivative assets at June 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$42	$10	$9	$23	$6	$6	$—	$—
Exchange	8	1	7	—	1	1	—	—
Interest rate contracts:
Over-the-counter	283	19	—	264	376	7	—	369
Total derivatives, subject to a master netting or similar arrangement	$333	$30	$16	$287	$383	$14	$—	$369

(1)	Excludes $2 million and $22 million of derivative liabilities at June 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	29	14
Basis	143	464
Electricity (MWh):
Fixed price	3,852,994	3,271,323
FTRs	98,414,736	—
Interest rate(2) (millions)	$850	$1,900
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(39)	$(2)	390 months
Total	$(39)	$(2)

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
(millions)
June 30, 2021
ASSETS
Current Assets
Commodity	$—	$52	$52
Total current derivative assets(1)	—	52	52
Noncurrent Assets
Commodity	—	59	59
Interest rate	172	—	172
Total noncurrent derivative assets(2)	172	59	231
Total derivative assets	$172	$111	$283
LIABILITIES
Current Liabilities
Commodity	$—	$43	$43
Interest rate	253	—	253
Total current derivative liabilities	253	43	296
Noncurrent Liabilities
Commodity	—	9	9
Interest rate	30	—	30
Total noncurrent derivative liabilities(3)	30	9	39
Total derivative liabilities	$283	$52	$335
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	93	93
Interest rate	66	—	66
Total noncurrent derivative assets(2)	66	93	159
Total derivative assets	$66	$115	$181
LIABILITIES
Current Liabilities
Commodity	$—	$28	$28
Interest rate	362	—	362
Total current derivative liabilities	362	28	390
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	14	—	14
Total noncurrent derivative liabilities(3)	14	1	15
Total derivative liabilities	$376	$29	$405

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(17)	$—	$(221)
Total	$(17)	$—	$(221)
Three Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$2	$(1)	$13
Total	$2	$(1)	$13
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$26	$(1)	$186
Total	$26	$(1)	$186
Six Months Ended June 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(59)	$(1)	$(552)
Total	$(59)	$(1)	$(552)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(4)	$—	$(6)	$—
Electric fuel and other energy-related purchases	7	(8)	(37)	(73)
Total	$3	$(8)	$(43)	$(73)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $117 million and $134 million at June 30, 2021 and December 31, 2020, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2021
Equity securities:(1)
U.S.	$1,529	$3,251	$(9)			$4,771
Fixed income securities:(2)
Corporate debt instruments	830	43	(2)		$—	871
Government securities	1,435	60	(5)		—	1,490
Common/collective trust funds	171	5	—		—	176
Insurance contracts	246	—	—			246
Cash equivalents and other(3)	(22)	5	(16)		—	(33)
Total	$4,189	$3,364	$(32)	(4)	$—	$7,521
December 31, 2020
Equity securities:(1)
U.S.	$1,756	$2,948	$(24)			$4,680
Fixed income securities:(2)
Corporate debt instruments	572	58	(1)		$—	629
Government securities	1,119	66	(1)		—	1,184
Common/collective trust funds	170	5	—		—	175
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(8)	4	(1)		—	(5)
Total	$3,846	$3,081	$(27)	(4)	$—	$6,900

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $33 million and $49 million at June 30, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $611 million and $293 million at June 30, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Net gains (losses) recognized during the period	$352	$610	$631	$(288)
Less: Net (gains) losses recognized during the period on securities sold during the period	(134)	(5)	(312)	9
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$218	$605	$319	$(279)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$293
Due after one year through five years	673
Due after five years through ten years	677
Due after ten years	894
Total	$2,537

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Proceeds from sales	$945	$1,058	$2,710	$1,660
Realized gains(1)	148	74	380	140
Realized losses(1)	15	61	74	130

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2021
Equity securities:(1)
U.S.	$817	$1,497	$(8)			$2,306
Fixed income securities:(2)
Corporate debt instruments	463	24	(1)		$—	486
Government securities	645	24	(1)		—	668
Common/collective trust funds	55	—	—		—	55
Cash equivalents and other(3)	(4)	—	—		—	(4)
Total	$1,976	$1,545	$(10)	(4)	$—	$3,511
December 31, 2020
Equity securities:(1)
U.S.	$929	$1,371	$(21)			$2,279
Fixed income securities:(2)
Corporate debt instruments	315	33	—		$—	348
Government securities	484	25	—		—	509
Common/collective trust funds	58	—	—		—	58
Cash equivalents and other(3)	3	—	—		—	3
Total	$1,789	$1,429	$(21)	(4)	$—	$3,197

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $4 million and $10 million at June 30, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $228 million and $142 million at June 30, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Net gains (losses) recognized during the period	$170	$269	$313	$(154)
Less: Net (gains) losses recognized during the period on securities sold during the period	(85)	(3)	(173)	3
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$85	$266	$140	$(151)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$82
Due after one year through five years	340
Due after five years through ten years	401
Due after ten years	386
Total	$1,209

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Proceeds from sales	$460	$236	$1,249	$530
Realized gains(1)	90	24	196	55
Realized losses(1)	3	17	26	48

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $145 million and $5 million for the six months ended June 30, 2021 and 2020, respectively, in earnings from equity method investees in its Consolidated Statements of Income.  In addition, Dominion Energy recorded equity losses of $22 million and $2.3 billion for the six months ended June 30, 2021 and 2020, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions of $166 million and $46 million for the six months ended June 30, 2021 and 2020, respectively. Dominion Energy made contributions of $1.0 billion and $37 million for the six months ended June 30, 2021 and 2020 respectively. At June 30, 2021, Dominion Energy had $20 million of contributions payable to equity method affiliates included within other current liabilities in its Consolidated Balance Sheet. At June 30, 2021 and December 31, 2020, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $234 million and $213 million, respectively. At June 30, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $224 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(17) million basis difference primarily attributable to an unfunded commitment made to Align RNG.  At December 31, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $227 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(41) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

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

Income before income taxes recorded by Cove Point was $136 million and $131 million for the three months ended June 30, 2021 and 2020, respectively, and $274 million and $264 million for the six months ended June 30, 2021 and 2020, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations and subsequent to the closing, earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $77 million and $150 million for the three and six months ended June 30, 2021, respectively.  No contributions were made to Cove Point for the three and six months ended June 30, 2021.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021 and December 31, 2020, Dominion Energy has recorded a liability of $115 million and $1.1 billion, respectively, in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its credit facility, through February 2021, and AROs.

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

Dominion Energy recorded contributions of $13 million during the three months ended June 30, 2020, and $965 million and $29 million during the six months ended June 30, 2021 and 2020, respectively, to Atlantic Coast Pipeline. Dominion Energy recorded no contributions during the three months ended June 30, 2021 to Atlantic Coast Pipeline.

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

DETI provided services to Atlantic Coast Pipeline which totaled $17 million and $37 million for the three and six months ended June 30, 2020, respectively, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

Wrangler

A description of Dominion Energy’s investment in Wrangler is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  At June 30, 2021 and December 31, 2020, $60 million and $63 million of assets and $17 million and $15 million of liabilities, respectively, associated with the remaining nonregulated retail energy marketing operations expected to be contributed to Wrangler by December 2021 were classified as held for sale and were included in current assets held for sale and current liabilities held for sale on Dominion Energy’s Consolidated Balance Sheets. The related disposal group is primarily comprised of customer receivables, goodwill, inventories and accounts payable.

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

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Bookers Mill	February 2021	June 2021	Virginia	$200	Expected 2023	127
Belcher	June 2019	August 2019	Virginia	164	June 2021	88
(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Trask	May 2020	October 2020	South Carolina	$22	March 2021	12
Hardin II	August 2020	Expected 2021	Ohio	305	Expected 2022	150
(1)	Includes acquisition cost.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates through 2022. As of June 30, 2021, Dominion Energy anticipates a total projected cost of approximately $65 million under these agreements with an associated aggregate generation capacity of 31 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Non-Wholly-Owned Nonregulated Solar Facilities

Sale to Terra Nova Renewable Partners

In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell SBL Holdco, which holds Dominion Energy’s remaining 67% controlling interest in certain nonregulated solar projects for consideration of approximately $450 million, subject to customary closing adjustments, with the amount of cash reduced by the amount of SBL Holdco’s debt outstanding at closing. The transaction is expected to close in the fourth quarter of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions.

Dominion Energy will reclassify the assets and liabilities to be disposed of as held for sale in the third quarter of 2021. Dominion Energy expects to record a gain of approximately $25 million ($27 million after-tax) upon closing.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2021	December 31, 2020
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$165	$—
Deferred project costs and DSM programs for gas utilities(2)	52	35
Unrecovered gas costs(3)	86	78
Deferred rider costs for Virginia electric utility(4)	87	98
Deferred nuclear refueling outage costs(5)	86	53
NND Project costs(6)	138	138
PJM transmission rates(7)	24	71
Other	235	226
Regulatory assets-current	873	699
Pension and other postretirement benefit costs(8)	1,292	1,363
Deferred rider costs for Virginia electric utility(4)	409	311
Deferred project costs for gas utilities(2)	642	632
Interest rate hedges(9)	848	1,042
AROs and related funding(10)	336	331
Cost of reacquired debt(11)	12	245
NND Project costs(6)	2,295	2,364
Ash pond and landfill closure costs(12)	2,339	2,301
Other	590	544
Regulatory assets-noncurrent	8,763	9,133
Total regulatory assets	$9,636	$9,832
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$39	$58
Provision for future cost of removal and AROs(13)	183	183
Reserve for refunds to electric utility customers(14)	123	128
Reserve for future credits to Virginia electric customers(15)	—	120
Cost-of-service impact of 2017 Tax Reform Act(16)	—	12
Income taxes refundable through future rates(17)	135	124
Monetization of guarantee settlement(18)	67	67
Other	84	117
Regulatory liabilities-current	631	809
Income taxes refundable through future rates(17)	4,299	4,376
Provision for future cost of removal and AROs(13)	2,223	2,150
Nuclear decommissioning trust(19)	1,954	1,719
Monetization of guarantee settlement(18)	869	903
Reserve for refunds to electric utility customers(14)	475	540
Overrecovered other postretirement benefit costs(20)	89	111
Other	383	388
Regulatory liabilities-noncurrent	10,292	10,187
Total regulatory liabilities	$10,923	$10,996

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(5)

Legislation enacted in Virginia in April 2014 requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.

(6)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

(7)

Reflects current portion of amounts to be recovered through retail rates in Virginia for payments Virginia Power expects to make to PJM through 2026 under the terms of a FERC settlement agreement in May 2018 resolving a PJM cost allocation matter.

(8)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(9)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of June 30, 2021.

(10)

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

(11)

During the second quarter of 2021, DESC recorded a charge of $237 million ($178 million after-tax) in impairment of assets and other charges to write-off the balance of a regulatory asset that is no longer probable of recovery under the settlement agreement approved in DESC’s retail electric base rate case.  See Note 13 for more information.

(12)

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

(20)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	June 30, 2021	December 31, 2020
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$165	$—
Deferred rider costs(2)	87	98
Deferred nuclear refueling outage costs(3)	86	53
PJM transmission rates(4)	24	71
Other	100	73
Regulatory assets-current	462	295
Deferred rider costs(2)	409	311
Interest rate hedges(5)	548	733
Ash pond and landfill closure costs(6)	2,338	2,301
Other	159	164
Regulatory assets-noncurrent	3,454	3,509
Total regulatory assets	$3,916	$3,804
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$2	$58
Provision for future cost of removal(7)	152	152
Reserve for future credits to Virginia electric customers(8)	—	120
Income taxes refundable through future rates(9)	54	54
Other	46	41
Regulatory liabilities-current	254	425
Income taxes refundable through future rates(9)	2,378	2,404
Nuclear decommissioning trust(10)	1,954	1,719
Provision for future cost of removal(7)	1,028	980
Deferred cost of fuel used in electric generation(1)	—	54
Other	192	181
Regulatory liabilities-noncurrent	5,552	5,338
Total regulatory liabilities	$5,806	$5,763

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

(5)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of June 30, 2021.

(6)

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

At June 30, 2021, Dominion Energy and Virginia Power regulatory assets include $4.2 billion and $3.0 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation

2021 Triennial Review

In March 2021, Virginia Power filed its base rate case and accompanying schedules in support of the 2021 Triennial Review. In its filing, Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level. Virginia Power’s earnings test analysis, as filed, demonstrates it earned a combined ROE of 10.85% on its generation and distribution services for the test period, before accounting for forgiven customer balances. Pursuant to Virginia legislation, forgiven customer balances are excluded from the cost of service in determining test period revenues as part of the 2021 Triennial Review. To the extent that the Virginia Commission determines total earnings for the test period to be above Virginia Power’s authorized earnings band, the forgiven balance amounts are offset against the available revenues in the determination of any customer bill credits, or utilization of a CCRO. Test period earnings may be further reduced by Virginia Commission approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO under the GTSA. In its filing, Virginia Power has elected to utilize $26 million of the Coastal Virginia Offshore Wind Pilot project investment as a CCRO to offset available revenues. The Virginia Commission will determine whether Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below the authorized ROE of 9.2%. Should the Virginia Commission determine that there are additional available revenues for earnings sharing, then Virginia Power has contingently elected to offset those revenues with additional Virginia Commission approved qualifying CCRO investments. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings as of January 1, 2021. Virginia Power is requesting authorization of an ROE of 10.8% based on Virginia Power’s current cost of equity. Pursuant to the Regulation Act, Virginia Power’s authorized ROE shall not be set lower than the average of either (i) the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act, or (ii) the authorized returns that are set by the applicable regulatory commissions for the same select peer group. In May 2021, Virginia Power filed supplemental testimony to reflect updated test period earnings, including an earned ROE of 10.42%, before accounting for forgiven customer balances, and that no amount of eligible CCRO is necessary to be elected to be utilized. This matter is pending.

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

Grid Transformation and Security Act of 2018

In June 2021, Virginia Power filed a petition with the Virginia Commission for approval of a plan for electric distribution grid transformation projects as authorized by the GTSA.  The plan includes 14 projects covering six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) physical and cyber security; (v) telecommunications infrastructure and (vi) customer education (Phase II). For Phase II, the total proposed capital investment during 2022 – 2023 is $669 million and the proposed operations and maintenance investment is $110 million.  This matter is pending.

Virginia Fuel Expenses

In May 2021, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.4 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2021 and $72 million of estimated net under-recovered balances through June 30, 2021.  In June 2021, the Virginia Commission approved the annual fuel factor.

Solar Facility Projects

In May 2020 and July 2020, Virginia Power entered into and closed on separate agreements to acquire Grassfield Solar, Norge Solar and Sycamore Solar. The projects are expected to cost approximately $170 million in aggregate once constructed, including the initial acquisition cost. The facilities are expected to generate 82 MW combined and be placed into service in 2022. In October 2020, Virginia Power filed an application with the Virginia Commission for CPCNs to construct and operate these projects as part of its efforts to meet the renewable generation development requirements under the VCEA.  In April 2021, the Virginia Commission approved the application.

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

In June 2021, Virginia Power proposed a $96 million total revenue requirement consisting of $61 million for previously approved phases and $35 million for phase six costs for Rider U for the rate year beginning April 1, 2022. This total revenue requirement represents a $16 million increase over the previous year. This matter is pending.

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

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2021, Virginia Power proposed a $874 million total revenue requirement consisting of $493 million for the transmission component of Virginia Power’s base rates and $381 million for Rider T1 for the rate year beginning September 1, 2021. This total revenue requirement represents a $190 million decrease versus the revenues to be produced during the rate year under current rates.  This matter is pending.

•

Pursuant to the VCEA, Virginia Power can recover costs of compliance with the mandatory renewable portfolio standard program. In December 2020, Virginia Power filed for approval of Rider RPS with a proposed $13 million revenue requirement for the rate year beginning August 1, 2021. In July 2021, the Virginia Commission approved the filing.

•

The Virginia Commission previously approved Rider GV relating to Greensville County.  In June 2021, Virginia Power proposed a biennial update procedure for Rider GV with two consecutive rate years. The filing proposed a revenue requirement of $142 million for the rate year beginning April 1, 2022 and a revenue requirement of $127 million for the rate year beginning April 2023.  This matter is pending.

•

The Virginia Commission previously approved Rider R relating to Bear Garden. In June 2021, Virginia Power proposed a biennial update procedure for Rider R with two consecutive rate years. The filing proposed a revenue requirement of $59 million for the rate year beginning April 1, 2022 and a revenue requirement of $55 million for the rate year beginning April 1, 2023. This matter is pending.
•

The Virginia Commission previously approved Rider S relating to Virginia City Hybrid Energy Center. In June 2021, Virginia Power proposed a biennial update procedure for Rider S with two consecutive rate years. The filing proposed a revenue requirement of $192 million for the rate year beginning April 1, 2022 and a revenue requirement of $191 million for the rate year beginning April 1, 2023.  This matter is pending.

•

Pursuant to Virginia legislation, Virginia Power can recover costs associated with participating in a market-based carbon trading program consistent with RGGI.  In August 2021, the Virginia Commission approved Rider RGGI with a $168 million revenue requirement for the rate year beginning September 1, 2021.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2020	February 2021	April 2021	$24	$(8)
Rider GV	June 2020	February 2021	April 2021	153	21
Rider R	June 2020	February 2021	April 2021	58	14
Rider S	June 2020	February 2021	April 2021	194	(1)
Rider W	June 2020	February 2021	April 2021	120	14
Rider US-3	July 2020	March 2021	June 2021	38	10
Rider US-4	July 2020	March 2021	June 2021	10	3
Rider BW	October 2020	July 2021	September 2021	113	14
Rider US-2	October 2020	July 2021	September 2021	9	—
Rider B	June 2021	Pending	April 2022	16	(8)
Rider W	June 2021	Pending	April 2022	121	1
Rider US-3	August 2021	Pending	June 2022	50	12
Rider US-4	August 2021	Pending	June 2022	15	5

Electric Transmission Projects

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild Clubhouse - Dry Bread Line and Dry Bread - Lakeview Line in Greensville County, Virginia	November 2020	July 2021	230 kV	13	$25
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	Pending	500 kV	26	95
Beaumeade-Belmont reconductor and rebuild projects in the County of Loudoun, Virginia	May 2021	Pending	230 kV	7	15
Extension to Cloud Switching Station and Easters Switching Station in the County of Mecklenburg, Virginia	June 2021	Pending	230 kV	15	105

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

In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC has agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021, and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission voted to approve the comprehensive settlement agreement with a final order expected to be issued in August 2021.

In connection with this matter, Dominion Energy recorded charges for both the three and six months ended June 30, 2021, of $249 million ($187 million after-tax) reflected within impairment of assets and other charges, including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income.

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing. In connection with the approval of the comprehensive settlement agreement in the South Carolina base rate case discussed above, the net lost revenue component of the DSM rider will be adjusted resulting in a recovery of $43 million commencing with bills issued on September 1, 2021.

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

Natural Gas Rates

In June 2021, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2021 with a total revenue requirement of $426 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2021. This matter is pending.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2021, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2020 costs. The filing reflects gross plant investment for 2020 of $178 million, cumulative gross plant investment of $2.0 billion and an annual revenue requirement of $243 million.

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

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In May 2021, East Ohio filed an application with the Ohio Commission requesting approval of its UEX Rider to reflect an increased annual revenue requirement of $20 million to provide for an under-recovered accumulated bad debt expense of $7 million as of March 31, 2021, and recovery of net bad debt expense projected to total $13 million for the twelve-month period ending March 2022. In July 2021, the Ohio Commission approved the filing.

West Virginia Regulation

West Virginia Base Rate Case

In September 2020, Hope filed its base rate case and schedules with the West Virginia Commission. Hope proposed a non-fuel, base rate increase of $28 million. The base rate increase was proposed to recover the significant investment in distribution infrastructure and costs associated with the acquisition of over 2,000 miles of gathering assets, both for the benefit of West Virginia customers.  The proposed rates would provide for an ROE of 10.25% compared to the authorized ROE of 9.45%. In July 2021, the West Virginia Commission approved a non-fuel, base rate increase of $13 million for rates effective July 2021 with an ROE of 9.54%.

PREP

In May 2021, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $54 million and $56 million of projected capital investment for 2021 and 2022, respectively. The application also includes a true-up of PREP costs related to the 2020 actual capital investment of $34 million and sets forth $9 million of annual PREP costs to be recovered in proposed rates effective November 1, 2021. This matter is pending.

Utah Regulation

Purchased Gas

In May 2021, the Utah Commission approved Questar Gas’ request for a $43 million gas cost increase with rates effective June 2021.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy’s Consolidated Statements of Income include $55 million and $89 million for the three and six months ended June 30, 2021, respectively, and $53 million and $85 million for the three and six months ended June 30, 2020, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $31 million and $58 million for the three and six months ended June 30, 2021, respectively, and $27 million and $50 million for the three and six months ended June 30, 2020, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Dominion Energy

At June 30, 2021 and December 31, 2020, Dominion Energy’s securities due within one year included $35 million and $32 million, respectively, and at June 30, 2021 and December 31, 2020, Dominion Energy’s long-term debt included $228 million and $239 million, respectively, of debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain merchant solar facilities.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $93 million and $86 million for the three months ended June 30, 2021 and 2020, respectively, and $189 million and $179 million for the six months ended June 30, 2021 and 2020, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $129 million and $175 million at June 30, 2021 and December 31, 2020, respectively, recorded in payables to affiliates.

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

Dominion Energy

In June 2021, Dominion Energy amended its $6.0 billion joint revolving credit facility to provide for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. In addition, the amended facility incorporates certain administrative changes with respect to the anticipated transition from LIBOR to an alternative benchmark rate. The key financial covenants are unchanged from the previous facility.

At June 30, 2021, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,636	$99	$3,265

(1)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies.  At June 30, 2021, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facilities mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and matures in June 2022. At June 30, 2021 and December 31, 2020, Dominion Energy had $29 million and $30 million in letters of credit outstanding under this agreement, respectively.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At both June 30, 2021 and December 31, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement that bore interest at a variable rate. At December 31, 2020, $225 million was outstanding under the agreement. In March 2021, the agreement reached maturity and Dominion Energy repaid the outstanding borrowed amount in full.

In July 2021, Dominion Energy entered into an approximately $1.3 billion term loan credit agreement following the termination of the Q-Pipe Transaction as discussed in Note 3.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $392 million and $268 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, as amended in June 2021. The facility can be used for working capital, as support for the combined commercial paper programs of Virginia Power, Dominion Energy, Questar Gas and DESC and for other general corporate purposes.

At June 30, 2021, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$814	$12

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2021, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In June 2021, Questar Gas entered into an agreement with certain investors to issue through private placement in August 2021, $125 million 2.21% 10-year senior notes and $125 million 3.15% 30-year senior notes.

In June 2021, Dominion Energy entered into a $900 million Sustainability Revolving Credit Agreement. This supplemental credit facility, which matures in June 2024 and bears interest at a variable rate, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. At June 30, 2021, $250 million was outstanding under the supplemental credit facility. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives.  The maximum allowed total debt to total capital ratio under this supplemental credit facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2021, DESC redeemed the remaining principal outstanding of $30 million of its 3.22% first mortgage bonds, plus accrued interest. The bonds would have otherwise matured in October 2021.

In July 2021, Dominion Energy redeemed the remaining principal outstanding of $400 million of its 2.0% senior notes, plus accrued interest. The notes would have otherwise matured in August 2021.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes.  At both June 30, 2021 and December 31, 2020, Dominion Energy had issued and outstanding 2.4 million shares of preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively.  Dominion Energy’s Series A Preferred Stock and Series B Preferred Stock are described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy recorded dividends of $7 million ($4.375 per share) for both the three months ended June 30, 2021 and 2020, and $14 million ($8.750 per share) for both the six months ended June 30, 2021 and 2020, on the Series A Preferred Stock. Dominion Energy also recorded dividends of $9 million ($11.625 per share) for both the three months ended June 30, 2021 and 2020, and $18 million ($23.250 per share) for both the six months ended June 30, 2021 and 2020, on Series B Preferred Stock. The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $87 million and $129 million at June 30, 2021 and December 31, 2020, respectively. Stock purchase contract payments of $42 million and $41 million were made during the six months ended June 30, 2021 and 2020, respectively. In calculating diluted EPS, Dominion Energy applies the treasury stock method to the stock purchase contracts and the if-converted method to the Series A Preferred Stock.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $97 million from the issuance of 1 million shares of common stock for the six months ended June 30, 2021 and $148 million from the issuance of 2 million shares of common stock for the six months ended June 30, 2020, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

In July 2021, Dominion Energy issued 1.4 million shares of its common stock, valued at $104 million, to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 17.

In August 2021, Dominion Energy issued 0.6 million shares of its common stock, valued at $45 million, to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 17.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2020. As of June 30, 2021, Dominion Energy has not issued any shares or entered into any forward sale agreements under this program.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2020. Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2021.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018 with states required to develop plans to address the new standard. Until the states have developed implementation plans for the standard, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls.  The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations and cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 12 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans associated with three sites, including one at Virginia Power, and expects to commence remediation activities in 2021 or 2022 depending on receipt of final permits and approvals. At June 30, 2021 and December 31, 2020, Dominion Energy had $40 million and $42 million, respectively, and Virginia

Power had $25 million and $26 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 include reserves of $341 million and $208 million, respectively, included within other current liabilities, and insurance receivables of $56 million and $8 million, respectively, included within other receivables. During the three and six months ended June 30, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $40 million ($30 million after-tax) and $100 million ($75 million after-tax), respectively, included within impairment of assets and other charges. During the six months ended June 30, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $25 million ($25 million after-tax) included within other income (expense).

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

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Derivative Case). In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. In August 2020, the Supreme Court of South Carolina denied the defendants’ petition seeking appellate review. Also in August 2020, the defendants filed a petition for rehearing with the South Carolina Court of Appeals relating to the July 2020 ruling by the court, which was denied in October 2020. In November 2020, SCANA filed a petition of certiorari with the Supreme Court of South Carolina seeking appellate review of the denial of SCANA’s motion to dismiss. This petition was denied in June 2021. Also in June 2021, the parties reached an agreement in principle in the amount of $33 million to resolve this matter, subject to court approval. This settlement was reached in contemplation of and will be utilized to satisfy a portion of the Federal Court Merger Case and the State Court Merger Case discussed below.

In January 2018, a purported class action was filed against SCANA, Dominion Energy and certain former executive officers and directors of SCANA in the State Court of Common Pleas in Lexington County, South Carolina (the City of Warren Lawsuit). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the merger. In February 2018, a purported class action was filed against Dominion Energy and certain former directors of SCANA and DESC in the State Court of Common Pleas in Richland County, South Carolina (the Metzler Lawsuit). The allegations made and the relief sought by the plaintiffs are substantially similar to that described for the City of Warren Lawsuit. In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit (the Federal Court Merger Case). In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In

September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In June 2021, the parties reached an agreement in principle in the amount of $63 million to resolve this matter as well as the State Court Merger Case described below, subject to court approval. This settlement was reached in contemplation of and will be partially satisfied by the State Court Derivative Case settlement described above.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Merger Case). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. In June 2021, the parties reached an agreement in principle as described above relating to this matter as well as the Federal Court Merger Case and the State Court Derivative Case.

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

FILOT Litigation and Related Matters

In November 2017, Fairfield County filed a complaint and a motion for temporary injunction against DESC in the State Court of Common Pleas in Fairfield County, South Carolina, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of implied duty of good faith and fair dealing and unfair trade practices related to DESC’s termination of the FILOT agreement between DESC and Fairfield County related to the NND Project. The plaintiff sought a temporary and permanent injunction to prevent DESC from terminating the FILOT agreement. The plaintiff withdrew the motion for temporary injunction in December 2017. In July 2021, the parties executed a settlement agreement requiring DESC to pay $99 million, which could be satisfied in either cash or shares of Dominion Energy common stock. Also in July 2021, the State Court of Common Pleas in Fairfield County, South Carolina approved the settlement. In July 2021, Dominion Energy issued 1.4 million shares of Dominion Energy common stock to satisfy DESC’s obligation under the settlement agreement.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement.

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

Further, some Westinghouse subcontractors who have made claims against Westinghouse in the bankruptcy proceeding also filed against DESC and Santee Cooper in South Carolina state court for damages. Many of these claimants have also asserted construction liens against the NND Project site. DESC also intends to oppose these claims and liens. With respect to claims of Westinghouse subcontractors, DESC believes there were sufficient amounts previously funded during the interim assessment agreement period to pay such validly asserted claims. With respect to the Westinghouse subcontractor claims which relate to other periods, DESC understands that such claims will be paid pursuant to Westinghouse’s confirmed bankruptcy reorganization plan. DESC further understands that the amounts paid under the plan may satisfy such claims in full. Therefore, DESC believes that the Westinghouse subcontractors may be paid substantially (and potentially in full) by Westinghouse. While Dominion Energy cannot be assured that it will not have any exposure on account of unpaid Westinghouse subcontractor claims, which DESC is presently disputing, Dominion Energy believes it is unlikely that it will be required to make payments on account of such claims that would exceed the portion of the Toshiba Settlement allocated for such balances within the SCANA Merger Approval Order recorded in regulatory liabilities on Dominion Energy’s Consolidated Balance Sheets.

Nuclear Operations

Nuclear Insurance

Other than the items discussed below, there have been no significant changes regarding the Companies’ nuclear insurance as described in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

In March 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.8 billion to $13.7 billion. In June 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.7 billion to $13.5 billion. These decreases do not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

Effective June 2021, Dominion Energy reduced the levels of nuclear property insurance coverage for each of the reactor sites at Millstone, North Anna and Surry from $1.70 billion to the NRC minimum requirement of $1.06 billion. As a result of this reduction in nuclear property insurance coverage, Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current annual policy period was reduced to $76 million and $35 million, respectively.

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

In addition, at June 30, 2021, Dominion Energy had issued an additional $25 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At June 30, 2021, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,859
Nuclear obligations(2)	202
Solar(3)	463
Other(4)	1,257
Total(5)	$3,781

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

(5)

Excludes Dominion Energy's guarantees for the new corporate office property and an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Additionally, at June 30, 2021, Dominion Energy had purchased $168 million of surety bonds, including $94 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $99 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, Dominion Energy’s credit exposure totaled $123 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 79%. No single counterparty, whether investment grade or non-investment grade, exceeded $38 million of exposure. At June 30, 2021, Virginia Power’s exposure related to wholesale customers totaled $7 million. Of this amount, investment grade counterparties, including those internally rated, represented 60%. No single counterparty, whether investment grade or non-investment grade, exceeded $2 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2021 and December 31, 2020, Dominion Energy would have been required to post $35 million and $14 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $20 million and $1 million of collateral at June 30, 2021 and December 31, 2020, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $55 million and $15 million at June 30, 2021 and December 31, 2020, respectively, which does not include the impact of any offsetting asset positions.

If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Virginia Power would not have been required to post any additional collateral to its counterparties at June 30, 2021 and would have been required to post an additional $2 million of collateral to its counterparties at December 31, 2020.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $26 million and $1 million, respectively. At December 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At June 30, 2021 and December 31, 2020, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $479 million and $436 million, respectively.  At June 30, 2021 and December 31, 2020, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $392 million and $354 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(millions)
Commodity purchases from affiliates	$126	$104	$307	$315
Services provided by affiliates(1)	122	114	247	235
Services provided to affiliates	4	4	9	9

(1)

Includes capitalized expenditures of $44 million and $34 million for the three months ended June 30, 2021 and 2020, respectively, and $82 million and $68 million for the six months ended June 30, 2021 and 2020, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $348 million and $380 million in short-term demand note borrowings from Dominion Energy as of June 30, 2021 and December 31, 2020, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2021 and December 31, 2020. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and six months ended June 30, 2021 and 2020.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2021 and 2020.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $4 million and $9 million for the three and six months ended June 30, 2020, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
(millions)
Three Months Ended June 30,
Service cost	$42	$43	$6	$7
Interest cost	79	90	12	15
Expected return on plan assets	(208)	(192)	(43)	(39)
Amortization of prior service cost (credit)	—	1	(11)	(13)
Amortization of net actuarial loss	49	48	1	2
Settlements (1)	7	2	—	—
Net periodic benefit credit	$(31)	$(8)	$(35)	$(28)
Six Months Ended June 30,
Service cost	$84	$86	$12	$14
Interest cost	158	181	24	30
Expected return on plan assets	(416)	(385)	(87)	(78)
Amortization of prior service cost (credit)	—	1	(21)	(25)
Amortization of net actuarial loss	97	97	2	3
Settlements (1)	5	2	—	—
Net periodic benefit credit	$(72)	$(18)	$(70)	$(56)
(1)	2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan.

Employer Contributions

During the three and six months ended June 30, 2021, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy does not expect to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2021.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations, including Dominion Energy’s noncontrolling interest in Wrangler. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources as well as the net impact of the gas transmission and storage operations presented in discontinued operations, which are discussed in Note 3.

In the six months ended June 30, 2021, Dominion Energy reported after-tax net expenses of $358 million in the Corporate and Other segment, including $228 million of after-tax net expenses for specific items with $314 million of after-tax net expenses attributable to its operating segments. In the six months ended June 30, 2020, Dominion Energy reported after-tax net expenses of $3.0 billion in the Corporate and Other segment, including $2.9 billion of after-tax net expenses for specific items with $780 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case, attributable to Dominion Energy South Carolina;
•	A $169 million ($127 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction at Virginia Power, attributable to Dominion Energy Virginia;
•

A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process, attributable to Dominion Energy Virginia;

•	A $70 million ($53 million after-tax) charge associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina;
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia; and
•

A $44 million ($35 million after-tax) charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee, attributable to Contracted Assets; partially offset by

•	A $328 million ($256 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($226 million after-tax) and;
•	Dominion Energy Virginia ($30 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $751 million ($564 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia; and

•	A $145 million ($115 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($100 million after-tax) and;
•	Dominion Energy Virginia ($15 million after-tax).

In September 2020, Dominion Energy updated its segments. The historical information presented herein has been recast to reflect the current segment presentation. The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2021
Total revenue from external customers	$1,752	$453	$679	$257	$(115)	$11	$3,037
Intersegment revenue	(5)	2	2	17	235	(250)	1
Total operating revenue	1,747	455	681	274	120	(239)	3,038
Net income from discontinued operations	—	—	—	—	26	—	26
Net income (loss) attributable to Dominion Energy	431	95	84	104	(429)	—	285
Three Months Ended June 30, 2020
Total revenue from external customers	$1,818	$400	$634	$234	$14	$12	$3,112
Intersegment revenue	(4)	2	1	15	228	(248)	(6)
Total operating revenue	1,814	402	635	249	242	(236)	3,106
Net income (loss) from discontinued operations	—	—	—	51	(2,052)	—	(2,001)
Net income (loss) attributable to Dominion Energy	437	87	75	72	(1,840)	—	(1,169)
Six Months Ended June 30, 2021
Total revenue from external customers	$3,739	$1,428	$1,431	$525	$(245)	$28	$6,906
Intersegment revenue	(7)	3	4	38	465	(501)	2
Total operating revenue	3,732	1,431	1,435	563	220	(473)	6,908
Net income from discontinued operations	—	—	—	—	54	—	54
Net income (loss) attributable to Dominion Energy	865	346	186	254	(358)	—	1,293
Six Months Ended June 30, 2020
Total revenue from external customers	$3,756	$1,286	$1,347	$522	$123	$27	$7,061
Intersegment revenue	(7)	6	2	23	470	(511)	(17)
Total operating revenue	3,749	1,292	1,349	545	593	(484)	7,044
Net income (loss) from discontinued operations	—	—	—	102	(1,874)	—	(1,772)
Net income (loss) attributable to Dominion Energy	866	311	169	183	(2,968)	—	(1,439)

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

In the six months ended June 30, 2021, Virginia Power reported after-tax net expenses of $73 million in the Corporate and Other segment, including $94 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2020, Virginia Power reported after-tax net expenses of $652 million in the Corporate and Other segment, including $654 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review.

The net expense for specific items attributable to Virginia Power’s operating segment in 2020 primarily related to a $751 million ($559 million after-tax) charge related to the planned early retirement of certain Virginia Power electric generation facilities.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2021
Operating revenue	$1,741	$—	$1,741
Net income (loss)	429	(15)	414
Three Months Ended June 30, 2020
Operating revenue	$1,805	$—	$1,805
Net income	435	55	490
Six Months Ended June 30, 2021
Operating revenue	$3,722	$(151)	$3,571
Net income (loss)	861	(73)	788
Six Months Ended June 30, 2020
Operating revenue	$3,735	$—	$3,735
Net income (loss)	862	(652)	210

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
•

The expected timing and likelihood of completing a sale of the Q-Pipe Group and the sale of Kewaunee, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2021, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, other than for the addition of the item below. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing and employee benefit plans.

Held for sale classification

Dominion Energy recognizes the assets and liabilities of a disposal group as held for sale in the period (i) it has approved and committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the disposal group have been initiated, (iv) the sale of the disposal group is probable, (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Dominion Energy initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until closing. Upon designation as held for sale, Dominion Energy stops recording depreciation expense and assesses the fair value of the disposal group less any costs to sell at each reporting period and until it is no longer classified as held for sale.

The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the expectation of obtaining approvals from applicable regulatory agencies such as state utility regulatory commissions, FERC or the U.S. Federal Trade Commission. This analysis is generally based on orders issued by regulatory commissions, past experience and discussions with applicable regulatory authorities and legal counsel.

In May 2021, Dominion Energy entered into an agreement to sell Kewaunee, subject to termination by either party if not completed by December 2022. The consideration as to whether the sale is probable includes judgments related to the ability to obtain the approvals, in a timely manner, of the NRC and the Wisconsin Commission.  Due to the uncertainty surrounding the timing of or ability to obtain approval by the Wisconsin Commission, at June 30, 2021 Dominion Energy did not conclude that the sale is probable and, as a result, the disposal group was not classified as held for sale. Dominion Energy would have recognized a loss of approximately $725 million ($570 million after-tax) if such classification had been met. This loss primarily represents the difference between the nuclear decommissioning trust and AROs at June 30, 2021.  The Wisconsin Commission requires that any excess decommissioning funds be returned to WPSC and WP&L customers following completion of all decommissioning activities. See Note 3 to the Consolidated Financial Statements for additional information.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2021	2020	$ Change
(millions, except EPS)
Second Quarter
Net income (loss) attributable to Dominion Energy	$285	$(1,169)	$1,454
Diluted EPS	0.33	(1.52)	1.85
Year-To-Date
Net income (loss) attributable to Dominion Energy	$1,293	$(1,439)	$2,732
Diluted EPS	1.56	(1.83)	3.39

Overview

Second Quarter 2021 vs. 2020

Net income attributable to Dominion Energy increased $1.5 billion, primarily due to the absence of charges presented in discontinued operations associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project, partially offset by charges associated with the settlement of the South Carolina electric base rate case, a decrease in net investment gains on nuclear decommissioning trust funds and increased unrealized losses on economic hedging activities.

Year-To-Date 2021 vs. 2020

Net income attributable to Dominion Energy increased $2.7 billion, primarily due to the absence of charges presented in discontinued operations associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project, the absence of charges related to the planned early retirements of certain electric generation facilities in Virginia and an increase in net investment earnings on nuclear decommissioning trust funds. These increases were partially offset by charges associated with the settlement of the South Carolina electric base rate case.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Operating revenue	$3,038	$3,106	$(68)	$6,908	$7,044	$(136)
Electric fuel and other energy-related purchases	487	507	(20)	1,037	1,164	(127)
Purchased electric capacity	25	11	14	36	13	23
Purchased gas	121	90	31	605	524	81
Other operations and maintenance	895	852	43	1,882	1,743	139
Depreciation, depletion and amortization	604	578	26	1,212	1,156	56
Other taxes	222	220	2	479	460	19
Impairment of assets and other charges	321	44	277	416	812	(396)
Earnings from equity method investees	65	2	63	145	5	140
Other income	312	498	(186)	599	41	558
Interest and related charges	518	398	120	571	830	(259)
Income tax expense (benefit)	(47)	37	(84)	165	(13)	178
Net income (loss) from discontinued operations including noncontrolling interests	26	(2,001)	2,027	54	(1,772)	1,826
Noncontrolling interests	10	37	(27)	10	68	(58)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2021 vs. 2020

Operating revenue decreased 2%, primarily reflecting:

•	A $147 million decrease due to unfavorable pricing at Millstone, including the economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($138 million);

•	A $25 million decrease in sales to electric utility customers associated with economic and other usage factors;
•	A $22 million decrease from Virginia Power riders; and
•	An $18 million decrease in PJM off-system sales.

These decreases were partially offset by:

•	A $45 million increase from the absence of planned outages at Millstone;
•

A $39 million increase in the fuel cost components included in utility rates as a result of an increase in commodity costs associated with sales to gas utility customers ($27 million) and electric utility customers ($12 million);

•	A $28 million increase from gas utility capital cost riders; and
•	A $24 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days.

Electric fuel and other energy-related purchases decreased 4%, primarily due to a decrease in PJM off-system sales.

Purchased gas increased 34%, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily reflecting:

•	A $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee;
•	A $33 million increase in outside services;
•	A $20 million increase in costs of employer-provided healthcare; and
•	A $14 million increase in storm damage and service restoration costs in Virginia Power’s service territory; partially offset by
•	The absence of a $22 million charge associated with credit risk on customer accounts related to COVID-19;
•	A $18 million decrease in outage costs;
•	A $15 million decrease in merger and integration-related costs associated with the SCANA Combination; and
•	A $15 million decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income.

Impairment of assets and other charges increased $277 million, primarily due to charges associated with the settlement of the South Carolina electric base rate case ($249 million), litigation acquired in the SCANA Combination ($40 million) and the write-off of nonregulated retail software development assets ($20 million), partially offset by the absence of dismantling costs associated with certain Virginia Power electric generation facilities ($30 million).

Earnings from equity method investees increased $63 million, primarily due to an increase in equity method earnings from Cove Point following closing of the GT&S Transaction.

Other income decreased 37%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds ($200 million) and charges associated with the settlement of the South Carolina electric base rate case ($18 million) partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($28 million).

Interest and related charges increased 30%, primarily due to unrealized losses in 2021 compared to unrealized gains in 2020 associated with freestanding derivatives ($142 million) partially offset by the absence of borrowings in response to COVID-19 in 2020 ($24 million).

Income tax expense decreased $84 million, primarily due to lower pre-tax income ($190 million) and the benefit of a state legislative change ($21 million) partially offset by reduced interim period tax allocation benefits ($140 million).

Net income from discontinued operations including noncontrolling interests increased $2.0 billion, primarily due to a decrease in charges associated with the Atlantic Coast Pipeline Project and related Supply Header Project ($2.1 billion) partially offset by the absence of operations sold in the GT&S Transaction ($81 million).

Noncontrolling interests decreased 73%, primarily due to the closing of the GT&S Transaction in November 2020.

Year-To-Date 2021 vs. 2020

Operating revenue decreased 2%, primarily reflecting:

•	A $198 million decrease due to unfavorable pricing at Millstone, including the economic hedging impacts of net realized and unrealized losses on freestanding commodity derivatives ($220 million);
•	A $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $62 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•	A $45 million decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler; and
•	A $35 million decrease in PJM off-system sales.

These decreases were partially offset by:

•

A $109 million increase in sales to electric utility retail customers from an increase in cooling degree days during the cooling season ($24 million) and an increase in heating degree days during the heating season ($85 million);

•	A $63 million increase from gas utility capital cost riders;
•	A $49 million increase from Virginia Power riders;
•	A $34 million increase from the absence of planned outages at Millstone;
•

A $33 million net increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to gas utility customers ($103 million) partially offset by a decrease in commodity costs associated with sales to electric utility retail customers ($70 million); and

•	A $24 million increase in sales to electric utility retail customers associated with growth.

Electric fuel and other energy-related purchases decreased 11%, primarily due to lower commodity costs for electric utilities ($70 million), which are offset in operating revenue and do not impact net income, and a decrease in PJM off-system sales ($35 million).

Purchased electric capacity increased $23 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2020.

Purchased gas increased 15%, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 8%, primarily reflecting:

•	A $62 million increase in storm damage and restoration costs in Virginia Power’s service territory;
•	A $47 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee;
•	A $33 million increase in costs of employer-provided healthcare; and
•	A $32 million increase in outside services; partially offset by
•	A $23 million decrease in merger and integration-related costs associated with the SCANA Combination; and
•	The absence of a $22 million charge associated with credit risk on customer accounts related to COVID-19.

Impairment of assets and other charges decreased 49%, primarily reflecting:

•	The absence of charges associated with the planned early retirements of certain electric generation facilities in Virginia ($750 million);
•	A decrease to the CCRO reserve associated with the 2021 Triennial Review ($130 million); and

•	The absence of dismantling costs associated with certain Virginia Power electric generation facilities ($30 million); partially offset by
•	Charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•	Charges associated with litigation acquired in the SCANA Combination ($100 million);
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•	A charge for corporate office lease termination ($71 million); and
•	A charge for the write-off of nonregulated retail software development assets ($20 million).

Earnings from equity method investees increased $140 million, primarily due to an increase in equity method earnings from Cove Point following closing of the GT&S Transaction.

Other income increased $558 million, primarily due to net investment gains in 2021 compared to net investment losses in 2020 on nuclear decommissioning trust funds ($471 million), an increase in non-service components of pension and other postretirement employee benefit plan credits ($64 million), the absence of charges associated with litigation acquired in the SCANA Combination ($25 million) and an increase in AFUDC associated with rate-regulated projects ($17 million), partially offset by charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 31%, primarily due to unrealized gains in 2021 compared to unrealized losses in 2020 associated with freestanding derivatives ($233 million), the absence of charges associated with the early redemption of certain securities in the first quarter of 2020 ($31 million) and the absence of borrowings in response to COVID-19 in 2020 ($24 million).

Income tax expense increased $178 million, primarily due to higher pre-tax income ($214 million) partially offset by the benefit of a state legislative change ($21 million).

Net income from discontinued operations including noncontrolling interests increased $1.8 billion, primarily due to a decrease in charges associated with the Atlantic Coast Pipeline Project and related Supply Header Project ($2.1 billion) partially offset by the absence of operations sold in the GT&S Transaction ($218 million).

Noncontrolling interests decreased 85%, primarily due to the closing of the GT&S Transaction in November 2020.

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

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2021	2020	$ Change	2021	2020	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$431	$437	$(6)	$0.53	$0.52	$0.01
Gas Distribution	95	87	8	0.12	0.10	0.02
Dominion Energy South Carolina	84	75	9	0.10	0.09	0.01
Contracted Assets	104	72	32	0.13	0.09	0.04
Corporate and Other	(429)	(1,840)	1,411	(0.55)	(2.32)	1.77
Consolidated	$285	$(1,169)	$1,454	$0.33	$(1.52)	$1.85

Year-To-Date
Dominion Energy Virginia	$865	$866	$(1)	$1.07	$1.03	$0.04
Gas Distribution	346	311	35	0.43	0.37	0.06
Dominion Energy South Carolina	186	169	17	0.23	0.20	0.03
Contracted Assets	254	183	71	0.31	0.22	0.09
Corporate and Other	(358)	(2,968)	2,610	(0.48)	(3.65)	3.17
Consolidated	$1,293	$(1,439)	$2,732	$1.56	$(1.83)	$3.39

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity delivered (million MWh)	19.3	18.7	3%	41.0	39.5	4%
Electricity supplied (million MWh):
Utility	19.5	19.9	(2)	41.4	42.2	(2)
Non-Jurisdictional	0.3	0.2	50	0.5	0.3	67
Degree days (electric distribution and utility service area):
Cooling	509	438	16	520	452	15
Heating	285	371	(23)	2,174	1,889	15
Average electric distribution customer accounts (thousands)	2,693	2,656	1	2,688	2,652	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$14	$0.02	$65	$0.08
Other	(28)	(0.03)	(40)	(0.05)
Rider equity return	6	0.01	10	0.01
Electric capacity	(8)	(0.01)	(13)	(0.02)
Planned outage costs	(10)	(0.01)	(14)	(0.02)
Depreciation and amortization	(5)	(0.01)	(11)	(0.01)
Renewable energy investment tax credits	36	0.04	4	0.01
Other	(11)	(0.02)	(2)	—
Share accretion	—	0.02	—	0.04
Change in net income contribution	$(6)	$0.01	$(1)	$0.04

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Second Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Gas distribution throughput (bcf):
Sales	24	24	—%	110	104	6%
Transportation	216	190	14	489	440	11
Heating degree days (gas distribution service area):
North Carolina	281	314	(11)	1,973	1,648	20
Ohio and West Virginia	691	804	(14)	3,449	3,246	6
Utah, Wyoming and Idaho	535	547	(2)	2,933	2,879	2
Average gas distribution customer accounts (thousands):
Sales	1,926	1,885	2	1,925	1,888	2
Transportation	1,137	1,130	1	1,135	1,122	1

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Second Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(1)	$—	$3	$—
Other	4	—	7	0.01
Rider equity return	10	0.01	21	0.03
Interest expense, net	7	0.01	16	0.02
Other	(12)	(0.01)	(12)	(0.02)
Share accretion	—	0.01	—	0.02
Change in net income contribution	$8	$0.02	$35	$0.06

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity delivered (million MWh)	5.4	5.2	4%	10.7	10.3	4%
Electricity supplied (million MWh)	5.7	5.4	6	11.3	10.7	6
Degree days (electric distribution service areas):
Cooling	171	171	—	172	176	(2)
Heating	53	32	66	839	610	38
Average electric distribution customer accounts (thousands)	764	750	2	762	748	2
Gas distribution throughput (bcf):
Sales	15	14	7	35	33	6
Average gas distribution customer accounts (thousands)	411	397	4	409	396	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$2	$—	$15	$0.02
Other	16	0.02	12	0.01
Capital cost rider	(1)	—	(3)	—
Regulated gas sales	1	—	5	0.01
Interest expense, net	4	—	6	0.01
Other	(13)	(0.01)	(18)	(0.03)
Share accretion	—	—	—	0.01
Change in net income contribution	$9	$0.01	$17	$0.03

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Second Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity supplied (million MWh)	5.6	4.5	24%	10.7	9.8	9%

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Second Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin(1)	$17	$0.02	$21	$0.02
Planned outage costs	23	0.03	25	0.03
Renewable energy investment tax credits	(6)	(0.01)	23	0.03
Absence of contract associated with Fowler Ridge	6	0.01	11	0.01
Other	(8)	(0.01)	(9)	(0.01)
Share accretion	—	—	—	0.01
Change in net income contribution	$32	$0.04	$71	$0.09

(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(227)	$224	$(451)	$(314)	$(780)	$466
Specific items attributable to Corporate and Other segment	(116)	(2,024)	1,908	86	(2,078)	2,164
Total specific items	(343)	(1,800)	1,457	(228)	(2,858)	2,630
Other corporate operations:
Interest expense, net	(106)	(85)	(21)	(217)	(177)	(40)
Other	20	45	(25)	87	67	20
Total other corporate operations	(86)	(40)	(46)	(130)	(110)	(20)
Total net expense	$(429)	$(1,840)	$1,411	$(358)	$(2,968)	$2,610
EPS impact	$(0.55)	$(2.32)	$1.77	$(0.48)	$(3.65)	$3.17

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2021, this primarily included a $118 million after-tax loss for derivative mark-to-market changes, $23 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination and $26 million net income of discontinued operations, primarily associated with the operations of the Q-Pipe Group. For the six months ended June 30, 2021, this primarily included a $116 million after-tax benefit for derivative mark-to-market changes, $54 million net income of discontinued operations, primarily associated with the Q-Pipe Group, a $53 million after-tax charge for corporate office lease termination associated with workplace realignment and $30 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination.

For the three months ended June 30, 2020, other than the effects of required interim period provision for income taxes, this primarily included $2.1 billion net loss of discontinued operations, including the results of operations of the entities included in the GT&S Transaction and Q-Pipe Group as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project and $18 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination. For the six months ended June 30, 2020, this primarily included $1.9 billion net loss of discontinued operations, including the results of operations of the entities included in the GT&S Transaction and Q-Pipe Group as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project, $59 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, $43 million of after-tax charges for derivative mark-to-market changes and $23 million of after-tax charges associated with the early redemption of certain debt securities.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Net income	$414	$490	$(76)	$788	$210	$578

Overview

Second Quarter 2021 vs. 2020

Net income decreased 16%, primarily due to a decrease in sales to electric utility retail customers associated with economic and other usage factors.

Year-To-Date 2021 vs. 2020

Net income increased $578 million, primarily due to the absence of charges related to the planned early retirements of certain electric generation facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Operating revenue	$1,741	$1,805	$(64)	$3,571	$3,735	$(164)
Electric fuel and other energy-related purchases	349	366	(17)	755	858	(103)
Purchased (excess) electric capacity	4	(8)	12	1	(17)	18
Other operations and maintenance	399	376	23	912	794	118
Depreciation and amortization	323	307	16	647	618	29
Other taxes	83	85	(2)	176	172	4
Impairment of assets and other charges (benefit)	12	44	(32)	(39)	808	(847)
Other income	40	52	(12)	72	—	72
Interest and related charges	128	137	(9)	264	263	1
Income tax expense	69	60	9	139	29	110

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2021 vs. 2020

Operating revenue decreased 4%, primarily reflecting:

•	A $49 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•	A $22 million decrease from riders; and
•	An $18 million decrease in PJM off-system sales; partially offset by
•	A $20 million increase in sales to retail customers, primarily due to an increase in cooling degree days.

Electric fuel and other energy-related purchases decreased 5%, primarily due to a decrease in PJM off-system sales.

Purchased electric capacity increased $12 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2020.

Other operations and maintenance increased 6%, primarily reflecting:

•	A $15 million increase in outside services;
•	A $14 million increase in storm damage and service restoration costs;
•	A $14 million increase in planned outage costs; and
•	A $14 million increase in salaries, wages and benefits and administrative costs; partially offset by
•	A $15 million decrease in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•	The absence of a $13 million charge associated with credit risk on customer accounts related to COVID-19.

Impairment of assets and other charges decreased 73%, primarily due to the absence of charges for dismantling costs associated with certain electric generation facilities ($30 million).

Other income decreased 23%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Income tax expense increased 15%, primarily due to reduced interim period tax allocation benefits ($45 million) partially offset by lower pre-tax income ($19 million) and the benefit of a state legislative change ($16 million).

Year-To-Date 2021 vs. 2020

Operating revenue decreased 4%, primarily reflecting:

•	A $151 million decrease from an unbilled revenue reduction;
•	A $77 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•	A $69 million decrease in the fuel cost component included in utility rates as a result of a net decrease in commodity costs associated with sales to electric utility retail customers; and
•	A $35 million decrease in PJM off-system sales; partially offset by
•

A $88 million increase in sales to retail customers from an increase in cooling degree days during the cooling season ($20 million) and an increase in heating degree days during the heating season ($68 million);

•	A $49 million increase from riders; and
•	A $24 million increase in sales to electric utility retail customers associated with growth.

Electric fuel and other energy-related purchases decreased 12%, primarily due to lower commodity costs for electric utilities ($69 million), which are offset in operating revenue and do not impact net income, and a decrease in PJM off-system sales ($35 million).

Purchased electric capacity increased $18 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2020.

Other operations and maintenance increased 15%, primarily reflecting:

•	A $62 million increase in storm damage and service restoration costs;
•	A $47 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $22 million increase in outside services;
•	A $19 million increase in planned outage costs; and
•	A $13 million increase in salaries, wages and benefits; partially offset by
•	The absence of a $13 million charge associated with credit risk on customer accounts related to COVID-19; and
•	A $10 million reduction in bad debt expense due to the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process.

Impairment of assets and other charges decreased $847 million, primarily reflecting:

•	The absence of charges associated with the planned early retirements of certain electric generation facilities ($750 million);
•	A decrease to the CCRO reserve associated with the 2021 Triennial Review ($130 million); and
•	The absence of charges for dismantling costs associated with certain electric generation facilities ($30 million); partially offset by
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million).

Other income increased $72 million, primarily due to net investment gains in 2021 compared to net investment losses in 2020 on nuclear decommissioning trust funds ($59 million) and an increase in AFUDC associated with rate-regulated projects ($13 million).

Income tax expense increased $110 million, primarily due to higher pre-tax income ($136 million) partially offset by the benefit of a state legislative change ($16 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2021, Dominion Energy had $3.3 billion of unused capacity under its joint revolving credit facility.

A summary of Dominion Energy’s cash flows is presented below:

	2021	2020
(millions)
Cash, restricted cash and equivalents at January 1	$247	$269
Cash flows provided by (used in):
Operating activities(1)	2,240	3,136
Investing activities(2)	(3,768)	(3,334)
Financing activities(3)	1,585	671
Net increase in cash, restricted cash and equivalents	57	473
Cash, restricted cash and equivalents at June 30	$304	$742

(1)	Includes $108 million and $668 million related to discontinued operations for 2021 and 2020, respectively.
(2)	Includes $(980) million and $(369) million related to discontinued operations for 2021 and 2020, respectively.
(3)	Includes $(138) million related to discontinued operations for 2020 and no amounts for 2021.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $896 million, including a $560 million decrease from discontinued operations. Net cash provided by continuing operations decreased primarily due to lower deferred fuel cost recoveries and increased margin deposits, partially offset by distributions from Cove Point and a decrease in interest payments.

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

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of June 30, 2021 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$78	$—	$78
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated—investment grade(3)	22	2	20
Internally rated—non-investment grade(4)	21	—	21
Total(5)	$125	$2	$123

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 61% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 4% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.

(4)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.

(5)   Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $434 million, primarily due to an increase in contributions to equity method affiliates including Atlantic Coast Pipeline, partially offset by a decrease in plant construction and other property additions and the absence of the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coast Pipeline.

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

Net cash provided by Dominion Energy's financing activities increased $914 million primarily due to lower common stock dividend payments and higher net issuances of debt.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $392 million and $268 million, respectively, with respect to such notes presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

See Note 16 to the Consolidated Financial Statements for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions, including a $900 million Sustainability Revolving Credit Agreement entered into in June 2021 and a $1.3 billion term loan credit agreement entered into in July 2021.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2021, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2021, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Subsidiary Dividend Restrictions

As of June 30, 2021, there have been no material changes to the subsidiary dividend restrictions disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2021, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Off-Balance Sheet Arrangements

As of June 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the matter disclosed in Use of Off-Balance Sheet Arrangements in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Note 17 to the Consolidated Financial Statements in this report.

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

Dominion Energy Virginia Solar Projects

Virginia Power has continued to identify projects to meet its renewable generation targets and currently has plans to acquire or construct several solar facilities, including the facilities currently under development, totaling approximately 3.6 GW of expected generating capacity and approximately $7.0 billion of investments.

Dominion Energy Virginia Battery Storage Projects

To support its development of solar generation facilities, Virginia Power plans to acquire or construct multiple battery storage facilities in Virginia, with facilities currently under development totaling approximately 86 MW of storage capacity and approximately $160 million of investment. These facilities are expected to be placed in service in 2022 through 2024.

Gas Distribution Non-Utility Renewable Natural Gas Projects

In August 2021, Dominion Energy announced an expansion of its partnership with Vanguard Renewables, increasing its commitment up to $1 billion.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $26 million and $2 million of Dominion Energy’s commodity-based derivative instruments as of June 30, 2021 and December 31, 2020, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $31 million and $35 million of Virginia Power’s commodity-based derivative instruments as of June 30, 2021 and December 31, 2020, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2021 or December 31, 2020.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate block agreements to manage interest rate risk. As of June 30, 2021, Dominion Energy and Virginia Power had $9.2 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $160 million and $115 million, respectively, in the fair value of Dominion Energy and Virginia Power interest rate derivatives at June 30, 2021. As of December 31, 2020, Dominion Energy and Virginia Power had $6.9 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $124 million and $75 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2020.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $675 million for the six months ended June 30, 2021, net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $207 million for the six months ended June 30, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $662 million for the year ended December 31, 2020. Net realized gains and losses include gains and losses from the sale of investments. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $41 million for the six months ended June 30, 2021 and a net increase in unrealized gains on debt investments of $37 million and $57 million for the six months ended June 30, 2020 and the year ended December 31, 2020, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $327 million for the six months ended June 30, 2021, net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $119 million for the six months ended June 30, 2020, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $287 million for the year ended December 31, 2020. Net realized gains and losses include gains and losses from the sale of investments. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $12 million for the six months ended June 30, 2021 and a net increase in unrealized gains on debt investments of $20 million and $29 million for the six months ended June 30, 2020 and the year ended December 31, 2020, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/21 - 4/30/21	2,181	$75.70	—	$ 0.92 billion
5/1/21 - 5/31/21	—	—	—	0.92 billion
6/1/21 - 6/30/21	—	—	—	0.92 billion
Total	2,181	$75.70	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

ITEM 5. OTHER INFORMATION

On August 6, 2021, Dominion Energy filed a prospectus supplement to its effective registration statement on Form S-3 (File No. 333-239467) filed with the SEC on June 26, 2020 for purposes of registering the offer and resale of certain shares of its common stock previously issued and delivered to SCDOR in accordance with the terms of a settlement agreement as discussed in Note 17 to the Consolidated Financial Statements in this report. The registration rights agreement and opinion of counsel relating to the registration and validity of such shares are filed as Exhibits 4.1 and 5.1, respectively, to this Quarterly Report on Form 10-Q for the purpose of incorporating such exhibits by reference into the registration statement and the related prospectus contained therein, as supplemented by the prospectus supplement.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated, effective December 13, 2019 (Exhibit 3.1, Form 8-K filed December 13, 2019, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 5, 2021 (Exhibit 3.1, Form 8-K filed May 6, 2021, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1	Registration Rights Agreement, dated August 6, 2021, by and between Dominion Energy, Inc. and South Carolina Department of Revenue (filed herewith).	X

5.1	Opinion of McGuireWoods LLP (filed herewith).	X

10.1

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-8489).

		X	X

10.2

$900,000,000 Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto- Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.2, Form 8-K filed June 10, 2021, File No. 1-8489).

X

10.3

$1,265,341,250 364-Day Term Loan Credit Agreement, dated as of July 14, 2021, by and among Dominion Energy, Inc., as Borrower, Barclays Bank PLC (Barclays), as Administrative Agent, Barclays, as Sole Lead Arranger and Sole Bookrunner, and the other lenders from time to time parties thereto (Exhibit 10.1, Form 8-K filed July 14, 2021, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 6, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 6, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 6, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer