Form 10-Q
period 2021-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2021-11-05
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At October 29, 2021, the latest practicable date for determination, Dominion Energy, Inc. had 809,908,408 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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
Clearway

The legal entity, Clearway Energy, Inc. (a subsidiary of Global Infrastructure Partners), one or more of its consolidated subsidiaries, or the entirety of Clearway Energy, Inc. and its consolidated subsidiaries

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
CVOW Commercial Project

A proposed 2.6 GW wind generation facility 27 miles off the coast of Virginia Beach, Virginia in federal waters adjacent to the CVOW Pilot Project and associated interconnection facilities in and around Virginia Beach, Virginia

CVOW Pilot Project	A 12 MW wind generation facility 27 miles off the coast of Virginia Beach, Virginia in federal waters
CWA	Clean Water Act
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

DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy and Four Brothers Holdings, LLC, a subsidiary of Clearway
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy and Granite Mountain Renewables, LLC, a subsidiary of Clearway
Grassfield Solar	An approximate 20 MW utility-scale solar power station under development in Chesapeake, Virginia
Greensville County	A 1,588 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy and Iron Springs Renewables, LLC, a subsidiary of Clearway
Iroquois	Iroquois Gas Transmission System, L.P.
ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
Kewaunee	Kewaunee nuclear power station

kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

Norge Solar	An approximate 20 MW utility-scale solar power station under development in James City County, Virginia
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Q-Pipe Group	Collectively, Dominion Energy Questar Pipeline, DEQPS and QPC Holding Company, LLC (including its subsidiary Questar Southern Trails Pipeline Company)
Q-Pipe Transaction	A previously proposed sale by Dominion Energy to BHE of the Q-Pipe Group pursuant to a purchase and sale agreement entered into on October 5, 2020 and terminated on July 9, 2021
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015 and 2018

RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
Rider CE	A rate adjustment clause associated with the recovery of costs related to certain renewable generation facilities in Virginia
Rider D	A rate mechanism which allows PSNC to recover from customers all prudently incurred gas costs and certain uncollectible expenses as well as losses on negotiated gas and transportation sales.
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1A, C2A, C3A and C4A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in DSM cases
ROE	Return on equity
RTO	Regional transmission organization
Sadler Solar	A 100 MW utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDHEC	South Carolina Department of Health and Environmental Control
SCDOR	South Carolina Department of Revenue
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission

Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southwest Gas	The legal entity, Southwest Gas Holdings, Inc., one or more of its consolidated subsidiaries, or the entirety of Southwest Gas Holdings, Inc. and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	An approximate 42 MW utility-scale solar power station under development in Pittsylvania County, Virginia
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
Virginia Facilities

Proposed electric interconnection and transmission facilities in and around Virginia Beach, Virginia, comprising transmission facilities required to interconnect the CVOW Commercial Project reliably with the existing transmission system; including 3 miles of 230 kV offshore export circuits, 4 miles of underground 230 kV onshore export circuits, a new Harpers switching station, 14 miles of three new overhead 230 kV transmission circuits between a new Harpers switching station and the Fentress substation, rebuild eight miles of two existing 230 kV overhead lines and an expansion of the Fentress substation

Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions, except per share amounts)
Operating Revenue	$3,176	$3,607	$10,084	$10,651
Operating Expenses
Electric fuel and other energy-related purchases	703	594	1,740	1,758
Purchased electric capacity	26	23	62	36
Purchased gas	60	37	665	561
Other operations and maintenance	924	977	2,806	2,720
Depreciation, depletion and amortization	621	595	1,833	1,751
Other taxes	223	203	702	663
Impairment of assets and other charges (benefits)	(222)	1,151	194	1,963
Total operating expenses	2,335	3,580	8,002	9,452
Income from operations	841	27	2,082	1,199
Earnings (loss) from equity method investees	69	(5)	214	—
Other income	133	286	732	327
Interest and related charges	407	306	978	1,136
Income from continuing operations including noncontrolling interests before income tax expense (benefit)	636	2	2,050	390
Income tax expense (benefit)	35	(110)	200	(123)
Net Income From Continuing Operations Including Noncontrolling Interests	601	112	1,850	513
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	65	19	119	(1,753)
Net Income (Loss) Including Noncontrolling Interests	666	131	1,969	(1,240)
Noncontrolling Interests	12	(225)	22	(157)
Net Income (Loss) Attributable to Dominion Energy	$654	$356	$1,947	$(1,083)
Amounts attributable to Dominion Energy
Net income from continuing operations	$589	$369	$1,828	$767
Net income (loss) from discontinued operations	65	(13)	119	(1,850)
Net income (loss) attributable to Dominion Energy	$654	$356	$1,947	$(1,083)
EPS - Basic
Net income from continuing operations	$0.71	$0.42	$2.20	$0.86
Net income (loss) from discontinued operations	0.08	(0.01)	0.15	(2.21)
Net income (loss) attributable to Dominion Energy	$0.79	$0.41	$2.35	$(1.35)
EPS - Diluted
Net income from continuing operations	$0.71	$0.42	$2.20	$0.83
Net income (loss) from discontinued operations	0.08	(0.01)	0.15	(2.21)
Net income (loss) attributable to Dominion Energy	$0.79	$0.41	$2.35	$(1.38)

(1)	See Note 10 for amounts attributable to related parties.
(2)

Includes income tax expense (benefit) of $(6) million and $(10) million for the three months ended September 30, 2021 and 2020, respectively, and $5 million and $(572) million for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Net income (loss) including noncontrolling interests	$666	$131	$1,969	$(1,240)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(2)	10	21	(254)
Changes in unrealized net gains (losses) on investment securities(2)	4	4	(15)	32
Changes in net unrecognized pension and other postretirement benefit costs(3)	(1)	(261)	5	(262)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	10	188	35	215
Net realized (gains) losses on investment securities(5)	(3)	(1)	(5)	(15)
Net pension and other postretirement benefit costs(6)	19	23	63	60
Changes in other comprehensive income from equity method investees(7)	(3)	1	(3)	1
Total other comprehensive income (loss)	24	(36)	101	(223)
Comprehensive income (loss) including noncontrolling interests	690	95	2,070	(1,463)
Comprehensive income (loss) attributable to noncontrolling interests	12	(225)	22	(157)
Comprehensive income (loss) attributable to Dominion Energy	$678	$320	$2,048	$(1,306)

(1)

Net of $— million and $(4) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(8) million and $85 million tax for nine months ended September 30, 2021 and 2020, respectively.

(2)

Net of $— million and $(2) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $8 million and $(12) million tax for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Net of $(1) million and $91 million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(8) million and $94 million tax for the nine months ended September 30, 2021 and 2020, respectively.

(4)

Net of $(4) million and $(63) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(12) million and $(72) million tax for the nine months ended September 30, 2021 and 2020, respectively.

(5)

Net of $1 million and $2 million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $2 million and $6 million tax for the nine months ended September 30, 2021 and 2020, respectively.

(6)

Net of $(6) million and $(8) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(22) million and $(21) million tax for the nine months ended September 30, 2021 and 2020, respectively.

(7)

Net of $1 million and $(1) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $1 million and $(1) million tax for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$180	$172
Customer receivables (less allowance for doubtful accounts of $47 and $42)	1,853	2,295
Other receivables (less allowance for doubtful accounts of $4 and $3)	206	212
Inventories	1,593	1,550
Margin deposit assets	553	19
Prepayments	426	309
Regulatory assets	1,193	699
Other	255	148
Current assets held for sale	3,039	1,482
Total current assets	9,298	6,886
Investments
Nuclear decommissioning trust funds	7,506	6,900
Investment in equity method affiliates	2,920	2,934
Other	391	404
Total investments	10,817	10,238
Property, Plant and Equipment
Property, plant and equipment	84,738	82,959
Accumulated depreciation, depletion and amortization	(26,352)	(25,111)
Total property, plant and equipment, net	58,386	57,848
Deferred Charges and Other Assets
Goodwill	7,405	7,381
Regulatory assets	9,213	9,133
Other	4,685	4,419
Total deferred charges and other assets	21,303	20,933
Total assets	$99,804	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,845	$1,937
Supplemental 364-Day credit facility borrowings	—	225
Short-term debt	3,885	895
Accounts payable	851	944
Accrued interest, payroll and taxes	1,185	1,133
Derivative liabilities	729	412
Regulatory liabilities	1,059	809
Liability to Atlantic Coast Pipeline	112	1,052
Q-Pipe Transaction deposit	—	1,290
Other(2)	1,507	1,521
Current liabilities held for sale	1,050	625
Total current liabilities	13,223	10,843
Long-Term Debt
Long-term debt	31,641	30,915
Junior subordinated notes	1,385	2,161
Supplemental credit facility borrowings	900	—
Other	849	881
Total long-term debt	34,775	33,957
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,313	5,953
Regulatory liabilities	10,346	10,187
Other	7,915	8,504
Total deferred credits and other liabilities	24,574	24,644
Total liabilities	72,572	69,444
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (see Note 16)	2,387	2,387
Common stock – no par(3)	21,573	21,258
Retained earnings	4,562	4,189
Accumulated other comprehensive loss	(1,616)	(1,717)
Total shareholders' equity	26,906	26,117
Noncontrolling interests	326	344
Total equity	27,232	26,461
Total liabilities and equity	$99,804	$95,905

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 810 million and 806 million shares outstanding at September 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - QUARTER-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2020	2	$2,387	840	$23,984	$4,480	$(1,980)	$28,871	$2,013	$30,884
Net income (loss) including noncontrolling interests					356		356	(225)	131
Issuance of stock			4	333			333		333
Stock repurchases			(28)	(2,385)			(2,385)		(2,385)
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends (see Note 16)					(16)		(16)		(16)
Common stock dividends ($0.940 per share) and distributions					(785)		(785)	(59)	(844)
Other comprehensive loss, net of tax						(36)	(36)		(36)
Other				(11)			(11)	$1	(10)
September 30, 2020	2	$2,387	816	$21,930	$4,035	$(2,016)	$26,336	$1,730	$28,066

June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884
Net income including noncontrolling interests					654		654	12	666
Issuance of stock			3	195			195		195
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends (see Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per share) and distributions					(510)		(510)	(19)	(529)
Other comprehensive income, net of tax						24	24		24
Other							—	(1)	(1)
September 30, 2021	2	$2,387	810	$21,573	$4,562	$(1,616)	$26,906	$326	$27,232

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY - YEAR-TO-DATE

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net loss including noncontrolling interests					(1,083)		(1,083)	(157)	(1,240)
Issuance of stock			6	481			481		481
Stock repurchases			(28)	(2,385)			(2,385)		(2,385)
Stock awards (net of change in unearned compensation)				22			22		22
Preferred stock dividends (see Note 16)					(48)		(48)		(48)
Common stock dividends ($2.820 per common share) and distributions					(2,362)		(2,362)	(153)	(2,515)
Other comprehensive loss, net of tax						(223)	(223)		(223)
Other				(12)			(12)	1	(11)
September 30, 2020	2	$2,387	816	$21,930	$4,035	$(2,016)	$26,336	$1,730	$28,066

December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,947		1,947	22	1,969
Issuance of stock			4	292			292		292
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (see Note 16)					(48)		(48)		(48)
Common stock dividends ($1.890 per share) and distributions					(1,526)		(1,526)	(40)	(1,566)
Other comprehensive income, net of tax						101	101		101
Other				(1)			(1)		(1)
September 30, 2021	2	$2,387	810	$21,573	$4,562	$(1,616)	$26,906	$326	$27,232

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2021	2020
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$1,969	$(1,240)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,058	2,178
Deferred income taxes and investment tax credits	199	(380)
Provision for refunds to electric utility customers	350	—
Impairment of assets and other charges (benefits)	194	2,207
Loss from investment in Atlantic Coast Pipeline	19	2,376
Net gains on nuclear decommissioning trust funds and other investments	(370)	(101)
Other adjustments	254	138
Changes in:
Accounts receivable	207	237
Inventories	(45)	29
Deferred fuel and purchased gas costs, net	(531)	206
Prepayments	(121)	(292)
Accounts payable	(29)	(186)
Accrued interest, payroll and taxes	51	(113)
Customer deposits	(19)	(9)
Margin deposit assets and liabilities	(539)	3
Net realized and unrealized changes related to derivative activities	432	285
Pension and other postretirement benefits	(103)	(170)
Other operating assets and liabilities	(441)	(358)
Net cash provided by operating activities	3,535	4,810
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,142)	(4,409)
Acquisition of solar development projects	(87)	(245)
Proceeds from sales of securities	3,324	2,868
Purchases of securities	(3,288)	(2,948)
Repayment of Q-Pipe Transaction deposit	(1,265)	—
Contributions to equity method affiliates	(1,006)	(92)
Acquisition of equity method investments	—	(178)
Other	(143)	144
Net cash used in investing activities	(6,607)	(4,860)
Financing Activities
Issuance of short-term debt, net	2,990	1,417
Issuance of short-term notes	1,265	1,125
Repayment of short-term notes	—	(625)
Supplemental 364-Day credit facility borrowings	—	225
Repayment of supplemental 364-day credit facility borrowings	(225)	—
Issuance of long-term debt	2,500	5,677
Repayment of long-term debt, including redemption premiums	(2,708)	(2,546)
Supplemental credit facility borrowings	900	—
Issuance of common stock	144	159
Repurchase of common stock	—	(2,385)
Common dividend payments	(1,526)	(2,362)
Other	(248)	(346)
Net cash provided by financing activities	3,092	339
Increase in cash, restricted cash and equivalents	20	289
Cash, restricted cash and equivalents at beginning of period	247	269
Cash, restricted cash and equivalents at end of period	$267	$558

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Operating Revenue(1)	$1,976	$2,248	$5,547	$5,983
Operating Expenses
Electric fuel and other energy-related purchases(1)	515	424	1,270	1,282
Purchased (excess) electric capacity	15	3	16	(14)
Other operations and maintenance:
Affiliated suppliers	77	69	242	236
Other	393	456	1,140	1,083
Depreciation and amortization	343	324	990	942
Other taxes	86	85	262	257
Impairment of assets and other charges (benefits)	(230)	200	(269)	1,008
Total operating expenses	1,199	1,561	3,651	4,794
Income from operations	777	687	1,896	1,189
Other income	21	34	93	34
Interest and related charges(1)	136	135	400	398
Income before income tax expense	662	586	1,589	825
Income tax expense	106	111	245	140
Net Income	$556	$475	$1,344	$685

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Net income	$556	$475	$1,344	$685
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(2)	5	18	(39)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	—	—	(2)	4
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	—	1	1	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	(1)	(1)	(1)	(2)
Total other comprehensive income (loss)	(3)	5	16	(36)
Comprehensive income	$553	$480	$1,360	$649

(1)

Net of $— million and $(1) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(6) million and $14 million tax for the nine months ended September 30, 2021 and 2020, respectively.

(2)

Net of $— million and $(1) million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $— million and $(2) million tax for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Net of $(1) million and $— million tax for the three months ended September 30, 2021 and 2020, respectively, and net of $(1) million and $(1) million tax for the nine months ended September 30, 2021 and 2020, respectively.

(4)

Net of $— million and $— million tax for the three months ended September 30, 2021 and 2020, respectively and net of $— million and $1 million tax for the nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$38	$35
Customer receivables (less allowance for doubtful accounts of $32 and $23)	1,207	1,315
Other receivables (less allowance for doubtful accounts of $2 at both dates)	58	91
Affiliated receivables	2	5
Inventories (average cost method)	826	862
Regulatory assets	690	295
Other(2)	280	59
Total current assets	3,101	2,662
Investments
Nuclear decommissioning trust funds	3,507	3,197
Other	4	3
Total investments	3,511	3,200
Property, Plant and Equipment
Property, plant and equipment	48,795	46,736
Accumulated depreciation and amortization	(14,919)	(14,167)
Total property, plant and equipment, net	33,876	32,569
Deferred Charges and Other Assets
Regulatory assets	3,941	3,509
Other(2)	1,974	1,714
Total deferred charges and other assets	5,915	5,223
Total assets	$46,403	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2021	December 31, 2020(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$761	$8
Short-term debt	896	45
Accounts payable	393	332
Payables to affiliates	139	266
Affiliated current borrowings	310	380
Accrued interest, payroll and taxes	374	253
Regulatory liabilities	685	425
Derivative liabilities(2)	389	390
Other	703	728
Total current liabilities	4,650	2,827
Long-Term Debt
Long-term debt	12,462	13,207
Other	495	480
Total long-term debt	12,957	13,687
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,028	2,779
Asset retirement obligations	3,699	3,654
Regulatory liabilities	5,560	5,338
Other(2)	892	812
Total deferred credits and other liabilities	13,179	12,583
Total liabilities	30,786	29,097
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	8,802	7,758
Accumulated other comprehensive loss	(36)	(52)
Total common shareholder’s equity	15,617	14,557
Total liabilities and shareholder’s equity	$46,403	$43,654

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2021 and December 31, 2020.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2020	275	$5,738	$1,113	$7,163	$(70)	$13,944
Net income				475		475
Dividends				(108)		(108)
Other comprehensive income, net of tax					5	5
Other				(1)		(1)
September 30, 2020	275	$5,738	$1,113	$7,529	$(65)	$14,315

June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064
Net income				556		556
Other comprehensive loss, net of tax					(3)	$(3)
September 30, 2021	275	$5,738	$1,113	$8,802	$(36)	$15,617

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net income				685		685
Dividends				(323)		(323)
Other comprehensive loss, net of tax					(36)	(36)
September 30, 2020	275	$5,738	$1,113	$7,529	$(65)	$14,315

December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				1,344		1,344
Dividends				(300)		(300)
Other comprehensive income, net of tax					16	16
September 30, 2021	275	$5,738	$1,113	$8,802	$(36)	$15,617

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2021	2020
(millions)
Operating Activities
Net income	$1,344	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,109	1,068
Deferred income taxes and investment tax credits	198	(259)
Impairment of assets and other charges (benefits)	(269)	1,004
Provision for refunds to customers	350	—
Other adjustments	81	11
Changes in:
Accounts receivable	(98)	(186)
Affiliated receivables and payables	(123)	144
Inventories	36	46
Prepayments	(5)	1
Deferred fuel expenses, net	(396)	144
Accounts payable	66	(1)
Accrued interest, payroll and taxes	121	81
Margin deposit assets and liabilities	(121)	—
Net realized and unrealized changes related to derivative activities	8	(18)
Asset retirement obligations	16	51
Pension and other postretirement benefits	6	(273)
Other operating assets and liabilities	(83)	67
Net cash provided by operating activities	2,240	2,565
Investing Activities
Plant construction and other property additions	(2,525)	(2,301)
Purchases of nuclear fuel	(73)	(170)
Acquisition of solar development projects	(61)	(26)
Proceeds from sales of securities	1,465	694
Purchases of securities	(1,470)	(729)
Other	(45)	33
Net cash used in investing activities	(2,709)	(2,499)
Financing Activities
Issuance of short-term debt, net	851	179
Issuance (repayment) of affiliated current borrowings, net	(70)	123
Issuance of long-term debt, net	—	427
Repayment of long-term debt, net	—	(427)
Common dividend payments to parent	(300)	(323)
Other	(8)	(6)
Net cash provided by (used in) financing activities	473	(27)
Increase in cash, restricted cash and equivalents	4	39
Cash, restricted cash and equivalents at beginning of period	35	24
Cash, restricted cash and equivalents at end of period	$39	$63

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and, following completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations to BHE through the GT&S Transaction completed in November 2020 and the expected sale of Dominion Energy’s remaining regulated gas transmission and storage services in the Rocky Mountain region of the U.S. to Southwest Gas.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2021, their results of operations and changes in equity for the three and nine months ended September 30, 2021 and 2020 and their cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. At September 30, 2021, Dominion Energy owns 50% of the voting interests in Four Brothers and Three Cedars and has a controlling financial interest over the entities through its right to control operations. Clearway’s ownership interest in Four Brothers and Three Cedars, Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects and Brookfield’s 25% interest in Cove Point (effective December 2019 until November 2020) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell its remaining controlling financial interest in certain nonregulated solar projects. Also in August 2021, Dominion Energy entered into an agreement with Clearway to sell its 50% voting interest in Four Brothers and Three Cedars. See Note 11 for more information.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
(millions)
Dominion Energy
Cash and cash equivalents(1)	$195	$462	$179	$166
Restricted cash and equivalents(2)(3)	72	96	68	103
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$267	$558	$247	$269
Virginia Power
Cash and cash equivalents	$38	$62	$35	$17
Restricted cash and equivalents(3)	1	1	—	7
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$39	$63	$35	$24

(1)

At September 30, 2021, September 30, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $15 million, $49 million, $7 million and $31 million of cash and cash equivalents included in current assets held for sale, respectively.

(2)

At September 30, 2021, September 30, 2020, December 31, 2020 and December 31, 2019, Dominion Energy had $22 million, $16 million, $3 million and $12 million of restricted cash and equivalents included in current assets held for sale, respectively.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Nine Months Ended September 30,
	2021	2020
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$374	$461
Accrued contributions to equity method affiliates	—	15
Leases(2)	75	45
(1)

See Notes 16 and 17 for noncash financing activities related to derivative restructuring and the issuance of stock associated with the settlement of litigation and noncash investing activities related to property, plant and equipment conveyed to satisfy litigation, respectively.

(2)	Includes $34 million and $42 million of financing leases at September 30, 2021 and 2020, respectively, and $41 million and $3 million of operating leases at September 30, 2021 and 2020, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Nine Months Ended September 30,
	2021	2020
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$238	$234
Leases(2)	59	26
(1)	See Note 16 for noncash financing activities related to derivative restructuring.
(2)	Includes $24 million and $26 million of financing leases at September 30, 2021 and 2020, respectively, and $35 million of operating leases at September 30, 2021.

Property, Plant and Equipment

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $754 million ($561 million after-tax) in the first quarter of 2020, primarily included in impairment of assets and other charges in its Consolidated Statements of Income. This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13 to the Consolidated Financial Statements in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see Note 13 for information on the proposed settlement of the 2021 Triennial Review.

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

In the third quarter of 2021, Dominion Energy revised its estimated cash flow projections associated with certain gas distribution pipeline AROs. As a result, Dominion Energy recorded a $252 million decrease to AROs with a corresponding $173 million decrease to property, plant and equipment, net and the remainder primarily recorded as an increase to regulatory liabilities.

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

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing, subsequently extended through June 2023 for certain services. In addition, BHE will provide certain administrative services to Dominion Energy. Dominion Energy recorded revenue of $5 million and $16 million associated with the transition service agreement in operating revenue in its Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively.

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

In October 2021, Dominion Energy entered into an agreement with Southwest Gas to sell the Q-Pipe Group. The total value of this transaction is approximately $2 billion, comprised of approximately $1.5 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt. The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. The sale will be treated as an asset sale for tax purposes and is expected to close by the end of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions. Based on the recorded balances at September 30, 2021, Dominion Energy expects to recognize a gain of approximately $685 million ($500 million after-tax) upon closing, including the write-off of $191 million of goodwill, but excluding the effects of any closing adjustments.

The operations included in both the GT&S Transaction and the Q-Pipe Group are presented in held for sale and discontinued operations effective July 2020, at which time depreciation and amortization ceased on the applicable assets. As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within held-for-sale and discontinued operations. See Note 10 for further information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which are reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	Q-Pipe Group	GT&S Transaction	Q-Pipe Group	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Operating revenue	$62	$511	$59	$188	$1,554	$182
Operating expense(1)	24	208	16	52	1,311	78
Other income(2)	26	(5)	1	27	27	3
Interest and related charges(3)	7	267	5	17	366	15
Income (loss) before income taxes	57	31	39	146	(96)	92
Income tax expense (benefit)(4)	12	(14)	5	29	(65)	19
Net income (loss) including noncontrolling interests	45	45	34	117	(31)	73
Noncontrolling interests	—	32	—	—	97	—
Net income (loss) attributable to Dominion Energy	$45	$13	$34	$117	$(128)	$73

(1)

GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in the second quarter of 2020 associated with the probable abandonment of a significant portion of the Supply Header Project, as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project.

(2)	Q-Pipe Group includes a $25 million benefit associated with the termination of the Q-Pipe Transaction in the third quarter of 2021.
(3)	GT&S Transaction includes a loss of $237 million recorded in the third quarter of 2020 associated with cash flow hedges of debt-related items that were determined to be probable of not occurring.
(4)	Excludes $18 million income tax benefit recorded in the third quarter of 2021 associated with the GT&S Transaction.

The carrying amounts of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At September 30, 2021	At December 31, 2020
	Q-Pipe Group	Q-Pipe Group
(millions)
Current assets(1)	$47	$47
Equity method investments(2)	35	35
Property, plant and equipment, net	1,142	1,113
Other deferred charges and other assets, including goodwill and intangible assets(3)	223	224
Current liabilities	35	30
Long-term debt	426	426
Other deferred credits and liabilities	154	154

(1)	Includes cash and cash equivalents of $1 million and $7 million as of September 30, 2021 and December 31, 2020, respectively.
(2)	Comprised of an equity method investment in White River Hub.
(3)	Includes goodwill of $191 million at both September 30, 2021 and December 31, 2020.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Capital expenditures	$26	$240	$27
Significant noncash items:
Impairment of assets and other charges	—	463	—
Depreciation, depletion and amortization	—	173	25
Accrued capital expenditures	2	43	2

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

In May 2021, Dominion Energy and EnergySolutions submitted a license transfer application to the NRC. Also in May 2021, Dominion Energy submitted an application to the Wisconsin Commission for approval. In July 2021, WPSC and WP&L submitted a joint request to the Wisconsin Commission for the waiver of both of their rights of first refusal to purchase Kewaunee, such rights having been granted as the former owners of Kewaunee. At September 30, 2021, Dominion Energy determined that the assets and liabilities associated with the Kewaunee sale did not meet the criteria to be classified as held for sale due to the significant uncertainty surrounding the timing of or ability to obtain necessary regulatory approvals.

Dominion Energy expects to record a loss if and when it determines that criteria for the classification as held for sale have been met. If such classification had been made at September 30, 2021, Dominion Energy would have recognized a loss of approximately $710 million ($565 million after-tax). If the sale is ultimately completed, the final net loss will primarily depend on the value of the nuclear decommissioning trust and AROs at closing.

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

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,281	$1,497	$3,453	$3,746
Commercial	831	865	2,311	2,391
Industrial	194	190	547	548
Government and other retail	258	239	670	651
Wholesale	52	37	131	99
Nonregulated electric sales	253	218	719	627
Regulated gas sales:
Residential	132	123	950	853
Commercial	61	50	346	304
Other	31	18	88	61
Nonregulated gas sales	7	12	74	124
Regulated gas transportation and storage	208	165	698	578
Other regulated revenues	47	61	187	236
Other nonregulated revenues(1)	79	61	184	132
Total operating revenue from contracts with customers	3,434	3,536	10,358	10,350
Other revenues(2)(3)	(258)	71	(274)	301
Total operating revenue	$3,176	$3,607	$10,084	$10,651
Virginia Power
Regulated electric sales:
Residential	$935	$1,146	$2,572	$2,860
Commercial	604	645	1,715	1,805
Industrial	94	98	268	284
Government and other retail	241	223	625	603
Wholesale	31	25	79	70
Other regulated revenues	37	61	165	217
Other nonregulated revenues(1)(4)	45	33	93	66
Total operating revenue from contracts with customers	1,987	2,231	5,517	5,905
Other revenues(2)(4)	(11)	17	30	78
Total operating revenue	$1,976	$2,248	$5,547	$5,983

(1)

Includes sales which are considered to be goods transferred at a point in time of $9 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $24 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $16 million and $21 million for the three months ended September 30, 2021 and 2020, respectively, and $29 million and $32 million for the nine months ended September 30, 2021 and 2020, respectively, at Dominion Energy and $13 million and $16 million for the three months ended September 30, 2021 and 2020, respectively, and $22 million and $24 million for the nine months ended September 30, 2021 and 2020, respectively, at Virginia Power.

(2)

Includes alternative revenue of $3 million and $51 million at Dominion Energy and $3 million and $12 million at Virginia Power for the three months ended September 30, 2021 and 2020, respectively, and $50 million and $90 million at Dominion Energy and $41 million and $63 million at Virginia Power for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Includes revenue associated with services provided to discontinued operations of $1 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $3 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at September 30, 2021	2021	2022	2023	2024	2025	Thereafter	Total
(millions)
Dominion Energy(1)	$17	$68	$66	$59	$51	$493	$754
(1)	Includes no amounts for Virginia Power.

At September 30, 2021 and December 31, 2020, Dominion Energy’s contract liability balances were $124 million and $130 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At September 30, 2021 and December 31, 2020, Virginia Power’s contract liability balances were $29 million and $36 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2021 and 2020, Dominion Energy recognized revenue of $124 million and $95 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2021 and 2020, Virginia Power recognized $36 million and $24 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2021	2020	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.0	1.5	4.5	4.7
Investment tax credits	(5.6)	(30.5)	(5.8)	(5.6)
Production tax credits	(0.5)	(2.4)	(0.6)	(0.9)
Reversal of excess deferred income taxes	(3.8)	(14.5)	(2.2)	(1.9)
State legislative change	(1.0)	—	(1.0)	—
Change in tax status	—	(6.1)	—	—
AFUDC - equity	(0.5)	(1.1)	(0.5)	(0.3)
Changes in state deferred taxes associated with assets held for sale	(0.5)	(11.6)	—	—
Absence of tax on noncontrolling interest	(0.2)	14.1	—	—
Other, net	(1.1)	(1.8)	—	—
Effective tax rate	9.8%	(31.4)%	15.4%	17.0%

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

For the nine months ended September 30, 2021, the Companies’ effective tax rates reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

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

As of September 30, 2021, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense (benefit) included in discontinued operations is $5 million and $(572) million for the nine months ended September 30, 2021 and 2020, respectively.  2021 income taxes include a $15 million benefit related to finalizing income tax returns on the GT&S Transaction. 2020 income taxes reflect a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline Project.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$589	$369	$1,828	$767
Preferred stock dividends (see Note 16)	(16)	(16)	(48)	(48)
Net income attributable to Dominion Energy from continuing operations – Basic	573	353	1,780	719
Dilutive effect of Series A Preferred Stock	—	—	—	(28)
Net income attributable to Dominion Energy from continuing operations - Diluted	$573	$353	$1,780	$691
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$65	$(13)	$119	$(1,850)

Average shares of common stock outstanding – Basic	808.7	833.8	807.1	837.1
Net effect of dilutive securities (1)	1.3	—	0.5	—
Average shares of common stock outstanding – Diluted	810.0	833.8	807.6	837.1

EPS from continuing operations – Basic	$0.71	$0.42	$2.20	$0.86
EPS from discontinued operations – Basic	0.08	(0.01)	0.15	(2.21)
EPS attributable to Dominion Energy – Basic	$0.79	$0.41	$2.35	$(1.35)

EPS from continuing operations – Diluted	$0.71	$0.42	$2.20	$0.83
EPS from discontinued operations – Diluted	0.08	(0.01)	0.15	(2.21)
EPS attributable to Dominion Energy – Diluted	$0.79	$0.41	$2.35	$(1.38)
(1)	Primarily related to shares expected to be issued to settle litigation.

The 2019 Equity Units and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, are potentially dilutive securities. See Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and Note 3, respectively, for additional information. Additionally, the two September 2020 accelerated share purchase agreements were potentially dilutive for the three and nine months ended September 30, 2020. See Note 16 for additional information.

The forward stock purchase contracts included within the 2019 Equity Units are excluded from the calculation of diluted EPS from continuing operations for the three and nine months ended September 30, 2021 and 2020, as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. As described in Note 16, effective November 2021 any settlement of the conversion up to $1,000 per share is payable in cash, and any amount in excess of $1,000 per share may be settled in cash, common stock or a combination thereof. For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the periods.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three and nine months ended September 30, 2021 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of Dominion Energy common stock.

The forward stock purchase contracts included within the September 2020 accelerated share repurchase agreements are excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2020 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Other comprehensive loss from equity method investees	Total
(millions)
Three Months Ended September 30, 2021
Beginning balance	$(371)	$41	$(1,309)	$(1)	$(1,640)
Other comprehensive income before reclassifications: gains (losses)	(2)	4	(1)	(3)	(2)
Amounts reclassified from AOCI: (gains) losses(1)	10	(3)	19	—	26
Net current period other comprehensive income (loss)	8	1	18	(3)	24
Ending balance	$(363)	$42	$(1,291)	$(4)	$(1,616)
Three Months Ended September 30, 2020
Beginning balance	$(644)	$51	$(1,385)	$(2)	$(1,980)
Other comprehensive income before reclassifications: gains (losses)	10	4	(261)	1	(246)
Amounts reclassified from AOCI: (gains) losses(1)	188	(1)	23	—	210
Net current period other comprehensive income (loss)	198	3	(238)	1	(36)
Ending balance	$(446)	$54	$(1,623)	$(1)	$(2,016)
Nine Months Ended September 30, 2021
Beginning balance	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	21	(15)	5	(3)	8
Amounts reclassified from AOCI: (gains) losses(1)	35	(5)	63	—	93
Net current period other comprehensive income (loss)	56	(20)	68	(3)	101
Ending balance	$(363)	$42	$(1,291)	$(4)	$(1,616)
Nine Months Ended September 30, 2020
Beginning balance	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	(254)	32	(262)	1	(483)
Amounts reclassified from AOCI: (gains) losses(1)	215	(15)	60	—	260
Net current period other comprehensive income (loss)	(39)	17	(202)	1	(223)
Ending balance	$(446)	$54	$(1,623)	$(1)	$(2,016)

(1)	See table below for details about these reclassifications.

The following table presents Dominion Energy’s reclassifications out of AOCI by component:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Three Months Ended September 30, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$14	Interest and related charges
Total	14
Tax	(4)	Income tax expense (benefit)
Total, net of tax	$10
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(4)	Other income
Total	(4)
Tax	1	Income tax expense (benefit)
Total, net of tax	$(3)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	30	Other income
Total	25
Tax	(6)	Income tax expense (benefit)
Total, net of tax	$19
Three Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(8)	Operating revenue
Interest rate contracts	23	Interest and related charges
	230	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	251
Tax	(63)	Income tax expense (benefit)
Total, net of tax	$188
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(3)	Other income
Total	(3)
Tax	2	Income tax expense (benefit)
Total, net of tax	$(1)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(5)	Other income
Amortization of actuarial losses	36	Other income
Total	31
Tax	(8)	Income tax expense (benefit)
Total, net of tax	$23

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Nine Months Ended September 30, 2021
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$1	Purchased gas
Interest rate contracts	46	Interest and related charges
Total	47
Tax	(12)	Income tax expense (benefit)
Total, net of tax	$35
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(7)	Other income
Total	(7)

Tax	2	Income tax expense (benefit)
Total, net of tax	$(5)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(15)	Other income
Amortization of actuarial losses	100	Other income
Total	85
Tax	(22)	Income tax expense (benefit)
Total, net of tax	$63
Nine Months Ended September 30, 2020
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(22)	Operating revenue
	3	Purchased gas
	(2)	Discontinued operations
Interest rate contracts	66	Interest and related charges
	236	Discontinued operations
Foreign currency contracts	6	Discontinued operations
Total	287
Tax	(72)	Income tax expense (benefit)
Total, net of tax	$215
Unrealized (gains) and losses on investment securities:
Realized (gains) losses on sale of securities	$(21)	Other income
Total	(21)
Tax	6	Income tax expense (benefit)
Total, net of tax	$(15)
Unrecognized pension and other postretirement benefit costs:
Amortization of prior-service costs (credits)	$(16)	Other income
Amortization of actuarial losses	97	Other income
Total	81
Tax	(21)	Income tax expense (benefit)
Total, net of tax	$60

Virginia Power

The following table presents Virginia Power’s changes in AOCI by component, net of tax:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Total
(millions)
Three Months Ended September 30, 2021
Beginning balance	$(39)	$6	$(33)
Other comprehensive income before reclassifications: gains (losses)	(2)	—	(2)
Amounts reclassified from AOCI: (gains) losses(1)	—	(1)	(1)
Net current period other comprehensive income (loss)	(2)	(1)	(3)
Ending balance	$(41)	$5	$(36)
Three Months Ended September 30, 2020
Beginning balance	$(78)	$8	$(70)
Other comprehensive income before reclassifications: gains (losses)	5	—	5
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	6	(1)	5
Ending balance	$(72)	$7	$(65)
Nine Months Ended September 30, 2021
Beginning balance	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	18	(2)	16
Amounts reclassified from AOCI: (gains) losses(1)	1	(1)	—
Net current period other comprehensive income (loss)	19	(3)	16
Ending balance	$(41)	$5	$(36)
Nine Months Ended September 30, 2020
Beginning balance	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(39)	4	(35)
Amounts reclassified from AOCI: (gains) losses(1)	1	(2)	(1)
Net current period other comprehensive income (loss)	(38)	2	(36)
Ending balance	$(72)	$7	$(65)

(1)

Amounts are allocated as follows within Virginia Power’s Consolidated Statements of Income; deferred gains and losses on derivatives – hedging activities are recorded to interest and related charges, unrealized gains and losses on investment securities are recorded to other income and associated tax amounts are recorded to income tax expense.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at September 30, 2021.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$52	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	64	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	2
Electricity	38	Discounted cash flow	Market price (per MWh)	(3)	24 - 97	37
Physical options:
Natural gas	6	Option model	Market price (per Dth)	(3)	4 - 10	7
			Price volatility	(4)	19% - 32%	24%
Total assets	$160
Liabilities
Physical and financial forwards:
Natural gas(2)	$1	Discounted cash flow	Market price (per Dth)	(3)	(2) - 5	—
FTRs	6	Discounted cash flow	Market price (per MWh)	(3)	(3) - 6	1
Electricity	9	Discounted cash flow	Market price (per MWh)	(3)	24 - 111	39
Total liabilities	$16
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)   Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

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

In the third quarter of 2021, Dominion Energy recorded a charge of $16 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using both an income and market approach, of $26 million. The valuation is considered a Level 3 measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates inherent in the future cash flows and market prices.  The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at September 30, 2021.

See Note 3 for information on the nonrecurring fair value measurement associated with the acquisition of Birdseye.

See Notes 10 and 11 for information on nonrecurring fair value measurements associated with charges recorded related to Fowler Ridge and non-wholly-owned nonregulated solar facilities, respectively.

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2021
Assets
Derivatives:
Commodity	$—	$125	$160	$285
Interest rate	—	371	—	371
Investments(1):
Equity securities:
U.S.	4,738	—	—	4,738
Fixed income:
Corporate debt instruments	—	879	—	879
Government securities	774	715	—	1,489
Cash equivalents and other	3	—	—	3
Total assets	$5,515	$2,090	$160	$7,765
Liabilities
Derivatives:
Commodity	$—	$607	$16	$623
Interest rate	—	327	—	327
Total liabilities	$—	$934	$16	$950
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$57	$110	$167
Interest rate	—	230	—	230
Investments(1):
Equity securities:
U.S.	4,648	—	—	4,648
Fixed income:
Corporate debt instruments	—	629	—	629
Government securities	508	730	—	1,238
Cash equivalents and other	32	15	—	47
Total assets	$5,188	$1,661	$110	$6,959
Liabilities
Derivatives:
Commodity	$—	$48	$7	$55
Interest rate	—	431	—	431
Total liabilities	$—	$479	$7	$486
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $382 million and $340 million of assets at September 30, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(millions)
Beginning balance	$62	$123	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(6)	—	(8)	—
Electric fuel and other energy-related purchases	29	—	12	(26)
Included in regulatory assets/liabilities	88	4	49	164
Settlements	(29)	—	(12)	26
Ending balance	$144	$127	$144	$127

There are $(6) million and $(8) million of unrealized gains and losses included in operating revenue in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2021, respectively. There were no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2020.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2021.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$52	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	64	Discounted cash flow	Market price (per MWh)	(3)	(1) - 6	2
Physical options:
Natural gas	6	Option model	Market price (per Dth)	(3)	4 - 10	7
			Price volatility	(4)	19% - 32%	24%
Total assets	$122
Liabilities
Physical and financial forwards:
Natural gas(2)	$1	Discounted cash flow	Market price (per Dth)	(3)	(2) - 5	—
FTRs	6	Discounted cash flow	Market price (per MWh)	(3)	(3) - 6	1
Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

(4)   Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2021
Assets
Derivatives:
Commodity	$—	$67	$122	$189
Interest rate	—	170	—	170
Investments(1):
Equity securities:
U.S.	2,188	—	—	2,188
Fixed income:
Corporate debt instruments	—	516	—	516
Government securities	349	274	—	623
Total assets	$2,537	$1,027	$122	$3,686
Liabilities
Derivatives:
Commodity	$—	$164	$7	$171
Interest rate	—	282	—	282
Total liabilities	$—	$446	$7	$453
At December 31, 2020
Assets
Derivatives:
Commodity	$—	$5	$110	$115
Interest rate	—	66	—	66
Investments(1):
Equity securities:
U.S.	2,171	—	—	2,171
Fixed income:
Corporate debt instruments	—	348	—	348
Government securities	201	309	—	510
Cash equivalents and other	13	—	—	13
Total assets	$2,385	$728	$110	$3,223
Liabilities
Derivatives:
Commodity	$—	$22	$7	$29
Interest rate	—	376	—	376
Total liabilities	$—	$398	$7	$405

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $183 million and $167 million of assets at September 30, 2021 and December 31, 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(millions)
Beginning balance	$74	$123	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	27	—	10	(26)
Included in regulatory assets/liabilities	41	4	12	164
Settlements	(27)	—	(10)	26
Ending balance	$115	$127	$115	$127

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$35,140	$40,471	$31,996	$38,773
Supplemental credit facility borrowings(4)	900	900	225	225
Junior subordinated notes(5)	1,386	1,503	3,411	3,633
Virginia Power
Long-term debt(5)	$13,212	$15,570	$13,207	$16,455

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At September 30, 2021 and December 31, 2020, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $2 million and $3 million, respectively.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$202	$10	$—	$192	$117	$9	$—	$108
Exchange	45	32	—	13	49	24	—	25
Interest rate contracts:
Over-the-counter	371	27	—	344	230	13	—	217
Total derivatives, subject to a master netting or similar arrangement	$618	$69	$—	$549	$396	$46	$—	$350

(1)	Excludes $38 million and $1 million of derivative assets at September 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$148	$10	$79	$59	$30	$9	$—	$21
Exchange	473	32	441	—	24	24	—	—
Interest rate contracts:
Over-the-counter	327	27	11	289	431	13	17	401
Total derivatives, subject to a master netting or similar arrangement	$948	$69	$531	$348	$485	$46	$17	$422

(1)	Excludes $2 million and $1 million of derivative liabilities at September 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	59	9
Basis	202	472
Electricity (MWh):
Fixed price	14,286,444	32,508,487
FTRs	71,265,005	—
Interest rate(2) (millions)	$1,600	$6,715

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(363)	$(43)	387 months
Total	$(363)	$(43)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three and nine months ended September 30, 2021 and 2020.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges, all of which related to discontinued hedging relationships at both September 30, 2021 and December 31, 2020:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(millions)
Long-term debt	$(752)	$(1,153)	$(2)	$(3)

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2021
ASSETS
Current Assets
Commodity	$—	$190	$190
Interest rate	—	19	19
Total current derivative assets(1)	—	209	209
Noncurrent Assets
Commodity	—	95	95
Interest rate	170	182	352
Total noncurrent derivative assets(2)	170	277	447
Total derivative assets	$170	$486	$656
LIABILITIES
Current Liabilities
Commodity	$—	$484	$484
Interest rate	253	17	270
Total current derivative liabilities(3)	253	501	754
Noncurrent Liabilities
Commodity	—	139	139
Interest rate	29	28	57
Total noncurrent derivative liabilities(4)	29	167	196
Total derivative liabilities	$282	$668	$950
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$58	$58
Interest rate	—	9	9
Total current derivative assets(1)	—	67	67
Noncurrent Assets
Commodity	—	109	109
Interest rate	66	155	221
Total noncurrent derivative assets(2)	66	264	330
Total derivative assets	$66	$331	$397
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	363	10	373
Total current derivative liabilities(3)	363	52	415
Noncurrent Liabilities
Commodity	—	13	13
Interest rate	19	39	58
Total noncurrent derivative liabilities(4)	19	52	71
Total derivative liabilities	$382	$104	$486

(1)

Current derivative assets include $182 million and $63 million in other current assets in Dominion Energy’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.  The remainder is presented in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)	Includes $25 million and $3 million at September 30, 2021 and December 31, 2020, respectively, presented in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets.
(4	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$(14)	$9
Total	$(2)	$(14)	$9
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$8
Total commodity	$—	$8	$—
Interest rate:
Interest and related charges		$(23)
Discontinued operations		(230)
Total interest rate	$8	$(253)	$62
Foreign currency(4)	6	(6)	—
Total	$14	$(251)	$62
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Commodity:
Purchased gas		$(1)
Total commodity	$—	$(1)	$—
Interest rate (3)	29	(46)	198
Total	$29	$(47)	$198
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$22
Purchased gas		(3)
Discontinued operations		2
Total commodity	$—	$21	$—
Interest rate:
Interest and related charges		$(66)
Discontinued operations		(236)
Total interest rate	$(328)	$(302)	$(488)
Foreign currency (4)	(11)	(6)	—
Total	$(339)	$(287)	$(488)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)  Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in interest and related charges.

(4)  Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(334)	$(15)	$(521)	$31
Purchased gas	25	4	32	(6)
Electric fuel and other energy-related purchases	44	(6)	7	(79)
Discontinued operations	—	(1)	—	4
Interest rate:
Interest and related charges	(20)	57	142	(21)
Discontinued operations	—	5	—	(3)
Foreign Currency:
Discontinued operations	—	8	—	8
Total	$(285)	$52	$(340)	$(66)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$122	$7	$—	$115	$111	$6	$—	$105
Exchange	4	4	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	170	19	—	151	66	7	—	59
Total derivatives, subject to a master netting or similar arrangement	$296	$30	$—	$266	$178	$14	$—	$164

(1)	Excludes $63 million and $3 million of derivative assets at September 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$123	$7	$79	$37	$6	$6	$—	$—
Exchange	46	4	42	—	1	1	—	—
Interest rate contracts:
Over-the-counter	282	19	—	263	376	7	—	369
Total derivatives, subject to a master netting or similar arrangement	$451	$30	$121	$300	$383	$14	$—	$369

(1)	Excludes $2 million and $22 million of derivative liabilities at September 30, 2021 and December 31, 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	23	9
Basis	143	465
Electricity (MWh):
Fixed price	5,953,983	6,092,512
FTRs	71,265,005	—
Interest rate(2) (millions)	$850	$1,900
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(41)	$(2)	387 months
Total	$(41)	$(2)

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
(millions)
September 30, 2021
ASSETS
Current Assets
Commodity	$—	$117	$117
Total current derivative assets(1)	—	117	117
Noncurrent Assets
Commodity	—	72	72
Interest rate	170	—	170
Total noncurrent derivative assets(2)	170	72	242
Total derivative assets	$170	$189	$359
LIABILITIES
Current Liabilities
Commodity	$—	$136	$136
Interest rate	253	—	253
Total current derivative liabilities	253	136	389
Noncurrent Liabilities
Commodity	—	35	35
Interest rate	29	—	29
Total noncurrent derivative liabilities(3)	29	35	64
Total derivative liabilities	$282	$171	$453
December 31, 2020
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	93	93
Interest rate	66	—	66
Total noncurrent derivative assets(2)	66	93	159
Total derivative assets	$66	$115	$181
LIABILITIES
Current Liabilities
Commodity	$—	$28	$28
Interest rate	362	—	362
Total current derivative liabilities	362	28	390
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	14	—	14
Total noncurrent derivative liabilities(3)	14	1	15
Total derivative liabilities	$376	$29	$405

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$(1)	$8
Total	$(2)	$(1)	$8
Three Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$6	$(1)	$60
Total	$6	$(1)	$60
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$24	$(2)	$194
Total	$24	$(2)	$194
Nine Months Ended September 30, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(53)	$(2)	$(492)
Total	$(53)	$(2)	$(492)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating Revenue	$(19)	$—	(25)	$—
Electric fuel and other energy-related purchases	42	(6)	5	(79)
Total	$23	$(6)	$(20)	$(79)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $122 million and $134 million at September 30, 2021 and December 31, 2020, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2021
Equity securities:(1)
U.S.	$1,546	$3,247	$(11)			$4,782
Fixed income securities:(2)
Corporate debt instruments	842	40	(3)		$—	879
Government securities	1,414	44	(6)		—	1,452
Common/collective trust funds	187	5	—		—	192
Insurance contracts	246	—	—			246
Cash equivalents and other(3)	(28)	3	(20)		—	(45)
Total	$4,207	$3,339	$(40)	(4)	$—	$7,506
December 31, 2020
Equity securities:(1)
U.S.	$1,756	$2,948	$(24)			$4,680
Fixed income securities:(2)
Corporate debt instruments	572	58	(1)		$—	629
Government securities	1,119	66	(1)		—	1,184
Common/collective trust funds	170	5	—		—	175
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(8)	4	(1)		—	(5)
Total	$3,846	$3,081	$(27)	(4)	$—	$6,900

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $48 million and $49 million at September 30, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $846 million and $293 million at September 30, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Net gains (losses) recognized during the period	$(15)	$308	$616	$20
Less: Net (gains) losses recognized during the period on securities sold during the period	(11)	(15)	(323)	(6)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(26)	$293	$293	$14

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$351
Due after one year through five years	667
Due after five years through ten years	654
Due after ten years	851
Total	$2,523

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Proceeds from sales	$614	$1,208	$3,324	$2,868
Realized gains(1)	25	48	405	188
Realized losses(1)	7	29	81	159

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2021
Equity securities:(1)
U.S.	$829	$1,497	$(10)			$2,316
Fixed income securities:(2)
Corporate debt instruments	497	21	(1)		$—	517
Government securities	608	16	(2)		—	622
Common/collective trust funds	54	—	—		—	54
Cash equivalents and other(3)	(2)	—	—		—	(2)
Total	$1,986	$1,534	$(13)	(4)	$—	$3,507
December 31, 2020
Equity securities:(1)
U.S.	$929	$1,371	$(21)			$2,279
Fixed income securities:(2)
Corporate debt instruments	315	33	—		$—	348
Government securities	484	25	—		—	509
Common/collective trust funds	58	—	—		—	58
Cash equivalents and other(3)	3	—	—		—	3
Total	$1,789	$1,429	$(21)	(4)	$—	$3,197

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $2 million and $10 million at September 30, 2021 and December 31, 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $397 million and $142 million at September 30, 2021 and December 31, 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Net gains (losses) recognized during the period	$6	$138	$319	$(16)
Less: Net (gains) losses recognized during the period on securities sold during the period	(9)	(6)	(182)	(3)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(3)	$132	$137	$(19)

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$83
Due after one year through five years	354
Due after five years through ten years	372
Due after ten years	384
Total	$1,193

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Proceeds from sales	$216	$164	$1,465	$694
Realized gains(1)	17	18	213	73
Realized losses(1)	2	10	28	58

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $214 million and less than $1 million for the nine months ended September 30, 2021 and 2020, respectively, in earnings from equity method investees in its Consolidated Statements of Income.  In addition, Dominion Energy recorded equity losses of $19 million and $2.3 billion for the nine months ended September 30, 2021 and 2020, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions of $263 million and $25 million for the nine months ended September 30, 2021 and 2020, respectively. Dominion Energy made contributions of $1.0 billion and $93 million for the nine months ended September 30, 2021 and 2020 respectively. At September 30, 2021 and December 31, 2020, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $231 million and $213 million, respectively. At September 30, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $222 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(18) million basis difference primarily attributable to an unfunded commitment made to Align RNG.  At December 31, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $227 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(41) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

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

Income before income taxes recorded by Cove Point was $136 million and $132 million for the three months ended September 30, 2021 and 2020, respectively, and $410 million and $396 million for the nine months ended September 30, 2021 and 2020, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations and subsequent to the closing, earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $85 million and $235 million for the three and nine months ended September 30, 2021, respectively.  No contributions were made to Cove Point for the three and nine months ended September 30, 2021.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021 and December 31, 2020, Dominion Energy has recorded a liability of $112 million and $1.1 billion, respectively, in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its credit facility, through February 2021, and AROs.

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

Dominion Energy recorded contributions of $45 million during the three months ended September 30, 2020, and $965 million and $74 million during the nine months ended September 30, 2021 and 2020, respectively, to Atlantic Coast Pipeline. Dominion Energy recorded no contributions during the three months ended September 30, 2021 to Atlantic Coast Pipeline.

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

DETI provided services to Atlantic Coast Pipeline which totaled $7 million and $44 million for the three and nine months ended September 30, 2020, respectively, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

Wrangler

A description of Dominion Energy’s investment in Wrangler is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  At September 30, 2021 and December 31, 2020, $81 million and $63 million of assets and $21 million and $15 million of liabilities, respectively, associated with the remaining nonregulated retail energy marketing operations expected to be contributed to Wrangler by December 2021 were classified as held for sale and were included in current assets held for sale and current liabilities held for sale on Dominion Energy’s Consolidated Balance Sheets. The related disposal group is primarily comprised of customer receivables, goodwill, inventories, derivative assets and liabilities and accounts payable. All activity related to Wrangler is recorded in the Corporate and Other segment.

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

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Trask	May 2020	October 2020	South Carolina	$22	March 2021	12
Hardin II	August 2020	Expected 2021	Ohio	295	Expected 2022	150
(1)	Includes acquisition cost.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia, with in-service dates through 2022. As of September 30, 2021, Dominion Energy anticipates a total projected cost of approximately $65 million under these agreements with an associated aggregate generation capacity of 32 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Non-Wholly-Owned Nonregulated Solar Facilities

Sale to Terra Nova Renewable Partners

In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell SBL Holdco, which holds Dominion Energy’s remaining 67% controlling interest in certain nonregulated solar projects for consideration of $456 million, subject to customary closing adjustments, with the amount of cash reduced by the amount of SBL Holdco’s debt outstanding at closing. The transaction is expected to close in the fourth quarter of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In September 2021, the waiting period under the Hart-Scott-Rodino Act expired. In October 2021, FERC approved the proposed sale.

At September 30, 2021, $743 million of assets, primarily consisting of property, plant and equipment, and $339 million of liabilities, primarily consisting of long-term debt, were classified as held for sale in Dominion Energy’s Consolidated Balance Sheets. Dominion Energy expects to record a gain of approximately $30 million ($31 million after-tax) upon closing. All activity related to SBL Holdco is recorded within Contracted Assets.

Sale to Clearway

In August 2021, Dominion Energy entered an agreement with Clearway to sell its 50% controlling interest in Four Brothers and Three Cedars for $335 million in cash, subject to customary closing adjustments. The transaction is expected to close in the fourth quarter of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In October 2021, the waiting period under the Hart-Scott-Rodino Act expired.

At September 30, 2021, $744 million of related assets, primarily consisting of property, plant and equipment, and $75 million of liabilities, primarily consisting of operating leases, were classified as held for sale in Dominion Energy’s Consolidated Balance Sheets. Dominion Energy expects to record a loss of approximately $225 million ($170 million after-tax) upon closing, primarily associated with the derecognition of noncontrolling interest. All activity related to Four Brothers and Three Cedars is recorded within Contracted Assets.

Impairment

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

Virginia Power CCRO Utilization

In the third quarter of 2021, Virginia Power wrote off $318 million, primarily consisting of property, plant and equipment, net representing the utilization of a CCRO in accordance with the GTSA in connection with the proposed settlement of the 2021 Triennial Review. See Note 13 for additional information.

Acquisition of Gathering and Processing Assets

In November 2021, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase an existing natural gas gathering system in Wyoming including pipelines, compressors and dehydration equipment for total consideration of $41 million.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2021	December 31, 2020
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$147	$—
Deferred project costs and DSM programs for gas utilities(2)	37	35
Unrecovered gas costs(3)	161	78
Deferred rider costs for Virginia electric utility(4)	49	98
Deferred nuclear refueling outage costs(5)	70	53
NND Project costs(6)	138	138
PJM transmission rates(7)	9	71
Deferred early plant retirement charges(8)	226	—
Derivatives(9)	161	33
Other	195	193
Regulatory assets-current	1,193	699
Pension and other postretirement benefit costs(10)	1,274	1,363
Deferred rider costs for Virginia electric utility(4)	442	311
Deferred project costs for gas utilities(2)	668	632
Interest rate hedges(11)	838	1,042
AROs and related funding(12)	332	331
Cost of reacquired debt(13)	11	245
NND Project costs(6)	2,261	2,364
Ash pond and landfill closure costs(14)	2,361	2,301
Deferred cost of fuel used in electric generation(1)	139	—
Deferred early plant retirement charges(8)	282	—
Other	605	544
Regulatory assets-noncurrent	9,213	9,133
Total regulatory assets	$10,406	$9,832
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$1	$58
Provision for future cost of removal and AROs(15)	183	183
Reserve for refunds to electric utility customers(16)	422	128
Reserve for future credits to Virginia electric customers(17)	—	120
Cost-of-service impact of 2017 Tax Reform Act(18)	—	12
Income taxes refundable through future rates(19)	140	124
Monetization of guarantee settlement(20)	67	67
Commodity derivatives(21)	106	9
Other	140	108
Regulatory liabilities-current	1,059	809
Income taxes refundable through future rates(19)	4,274	4,376
Provision for future cost of removal and AROs(15)	2,321	2,150
Nuclear decommissioning trust(22)	1,958	1,719
Monetization of guarantee settlement(20)	848	903
Reserve for refunds to electric utility customers(16)	480	540
Overrecovered other postretirement benefit costs(23)	97	111
Other	368	388
Regulatory liabilities-noncurrent	10,346	10,187
Total regulatory liabilities	$11,405	$10,996

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.
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

(8)

Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the proposed settlement of the 2021 Triennial Review. See Note 13 for additional information.

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

(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of September 30, 2021.

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

(14)

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

(15)

Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement. Reflects an increase of $66 million associated with the revision of certain gas distribution pipeline AROs in the third quarter of 2021. See Note 2 for more information.

(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 for more information. Also reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review.  See Note 13 for additional information.

(17)	Represents a reserve related to the expected use of a CCRO in accordance with the GTSA associated with the 2021 Triennial Review. See Note 13 for additional information.
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

(21)

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

(23)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	September 30, 2021	December 31, 2020
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$147	$—
Deferred rider costs(2)	49	98
Deferred nuclear refueling outage costs(3)	70	53
PJM transmission rates(4)	9	71
Deferred early plant retirement charges(5)	226	—
Derivatives(6)	153	40
Other	36	33
Regulatory assets-current	690	295
Deferred rider costs(2)	442	311
Interest rate hedges(7)	540	733
Ash pond and landfill closure costs(8)	2,361	2,301
Deferred cost of fuel used in electric generation(1)	139	—
Deferred early plant retirement charges(5)	282	—
Other	177	164
Regulatory assets-noncurrent	3,941	3,509
Total regulatory assets	$4,631	$3,804
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$1	$58
Provision for future cost of removal(9)	152	152
Reserve for refunds to Virginia electric customers(10)	299	—
Reserve for future credits to Virginia electric customers(11)	—	120
Income taxes refundable through future rates(12)	54	54
Derivatives(6)	92	8
Other	87	33
Regulatory liabilities-current	685	425
Income taxes refundable through future rates(12)	2,356	2,404
Nuclear decommissioning trust(13)	1,958	1,719
Provision for future cost of removal(9)	1,042	980
Deferred cost of fuel used in electric generation(1)	—	54
Reserve for refunds to Virginia electric customers(10)	31	—
Other	173	181
Regulatory liabilities-noncurrent	5,560	5,338
Total regulatory liabilities	$6,245	$5,763

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
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

(5)

Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the proposed settlement of the 2021 Triennial Review.  See Note 13 for additional information.

(6)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

(7)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of September 30, 2021.

(8)

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

(9)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(10)	Reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review. See Note 13 for additional information.

(11)	Represents a reserve related to the expected use of a CCRO in accordance with the GTSA associated with the 2021 Triennial Review. See Note 13 for additional information.
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

At September 30, 2021, Dominion Energy and Virginia Power regulatory assets include $4.5 billion and $3.3 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation

2021 Triennial Review

In March 2021, Virginia Power filed its base rate case and accompanying schedules in support of the 2021 Triennial Review. In its filing, Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level. Virginia Power’s earnings test analysis, as filed, demonstrates it earned a combined ROE of 10.85% on its generation and distribution services for the test period, before accounting for forgiven customer balances. Pursuant to Virginia legislation, forgiven customer balances are excluded from the cost of service in determining test period revenues as part of the 2021 Triennial Review. To the extent that the Virginia Commission determines total earnings for the test period to be above Virginia Power’s authorized earnings band, the forgiven balance amounts are offset against the available revenues in the determination of any customer bill credits, or utilization of a CCRO. Test period earnings may be further reduced by Virginia Commission approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO under the GTSA. In its filing, Virginia Power elected to utilize $26 million of the Coastal Virginia Offshore Wind Pilot project investment as a CCRO to offset available revenues. The Virginia Commission will determine whether Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below the authorized ROE of 9.2%. Should the Virginia Commission determine that there are additional available revenues for earnings sharing, then Virginia Power has contingently elected to offset those revenues with additional Virginia Commission approved qualifying CCRO investments. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings as of January 1, 2021. Virginia Power has requested authorization of an ROE of 10.8% based on Virginia Power’s current cost of equity. Pursuant to the Regulation Act, Virginia Power’s authorized ROE shall not be set lower than the average of either (i) the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act, or (ii) the authorized returns that are set by the applicable regulatory commissions for the same select peer group. In May 2021, Virginia Power filed supplemental testimony to reflect updated test period earnings, including an earned ROE of 10.42%, before accounting for forgiven customer balances, and that no amount of eligible CCRO is necessary to be elected to be utilized.

In the third and fourth quarters of 2020, Virginia Power recorded a net charge of $130 million related to the use of a CCRO in accordance with the GTSA, including a charge of $200 million ($149 million after-tax) in the third quarter of 2020, included in impairment of assets and other charges (benefits) in its Consolidated Statements of Income.  In the first quarter of 2021, Virginia Power recorded a benefit of $130 million ($97 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income to adjust its reserve related to the use of a CCRO in accordance with the GTSA.

In October 2021, Virginia Power, the Virginia Commission staff and other parties filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement provides for $330 million in one-time refunds to customers made up of $255 million over a 6-month period and $75 million over three years, a $50 million going-forward base rate reduction and an authorized ROE of 9.35%. Additionally, Virginia Power has agreed to utilize $309 million of qualifying CCRO investments in the CVOW Pilot Project, deployment of AMI and a Customer Information Platform to offset available earnings and to amortize through 2023 the early retirement charges for coal- and oil-fired generation units recorded in 2019 and 2020. This matter is pending.

In connection with the proposed settlement agreement, Virginia Power recorded in the third quarter of 2021 a $350 million ($261 million after-tax) charge for refunds to be provided to customers in operating revenues in its Consolidated Statements of Income as well as a $549 million ($409 million after-tax) benefit primarily from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units and a $318 million ($237 million after-tax) charge for CCRO benefits provided to customers in impairment of assets and other charges (benefits) in its Consolidated Statements of Income. The amounts recorded reflect the impact related to jurisdictional customers as a result of the 2021 Triennial Review as well as the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology.

Utility Disconnection Moratorium Legislation

In November 2020, legislation was enacted in Virginia relating to the moratorium on utility disconnections during the COVID-19 pandemic and resulted in Virginia Power forgiving Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of September 30, 2020. As a result, Virginia Power recorded a charge of $127 million in the fourth quarter of 2020.  In connection with the Virginia 2021 budget process, in the first quarter of 2021 Virginia Power recorded a charge of $76 million ($56 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income for Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of December 31, 2020 that Virginia Power is required to forgive.  These forgiven customer balances are factored into Virginia Power’s 2021 Triennial Review as discussed above.

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

Renewable Generation Projects

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

In September 2021, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct and operate 13 utility-scale projects totaling approximately 661 MW of solar generation and 70 MW of energy storage as part of its efforts to meet the renewable generation development requirements under the VCEA. The projects are expected to cost approximately $1.4 billion in the aggregate, excluding financing costs, and be placed into service between 2022 and 2023. This matter is pending.

In November 2021, Virginia Power filed an application with the Virginia Commission requesting approval and certification of the Virginia Facilities component of the CVOW Commercial Project.  The onshore Virginia Facilities have an estimated cost of approximately $1.1 billion, excluding financing costs, which is included within the overall cost of the CVOW Commercial Project.  In addition, Virginia Power requested approval from the Virginia Commission to enter into financial hedges with U.S. financial institutions to mitigate the foreign currency exchange risk associated with certain supplier contracts associated with the CVOW Commercial Project.  This matter is pending.

Nuclear Life Extension Program

In October 2021, Virginia Power filed a petition with the Virginia Commission requesting a determination that it is reasonable and prudent for Virginia Power to pursue a nuclear life extension program to extend the operating licenses of Surry and North Anna and to carry out projects to upgrade or replace systems and equipment necessary to continue to safely and reliably operate these nuclear power stations.  The nuclear life extension program is expected to cost approximately $3.9 billion, excluding financing costs. This matter is pending.

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

•

Pursuant to Virginia legislation, Virginia Power can recover the costs related to the closure of CCR units.  In February 2021, Virginia Power filed for approval of Rider CCR with a proposed $216 million revenue requirement for the rate year beginning December 1, 2021.  In October 2021, the Virginia Commission approved the filing.

•

In October 2020, Virginia Power applied for approval of Rider CE associated with Grassfield Solar, Norge Solar and Sycamore Solar described above.  In April 2021, the Virginia Commission approved a $10 million revenue requirement for the rate year beginning June 1, 2021.

•

The Virginia Commission previously approved Rider T1 concerning transmission rates. In May 2021, Virginia Power proposed a $874 million total revenue requirement consisting of $493 million for the transmission component of Virginia Power’s base rates and $381 million for Rider T1 for the rate year beginning September 1, 2021. This total revenue requirement represents a $190 million decrease versus the revenues to be produced during the rate year under current rates. In August 2021, the Virginia Commission approved the filing.

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

•

Pursuant to Virginia legislation, Virginia Power can recover costs associated with participating in a market-based carbon trading program consistent with RGGI.  In August 2021, the Virginia Commission approved Rider RGGI with a $168 million revenue requirement for the rate year beginning September 1, 2021, however, subsequently in August 2021, the Virginia

Commission issued an order granting reconsideration and suspended its order approving the revenue requirement. This matter is pending.
•

Pursuant to Virginia legislation, Virginia Power can recover costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA.  In August 2021, Virginia Power filed for approval of Rider GT with a proposed $56 million revenue requirement for the rate year beginning June 1, 2022. This matter is pending.

•

The Virginia Commission previously approved Riders C1A, C2A and C3A in connection with cost recovery for DSM programs. In December 2020, Virginia Power filed a petition to approve an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $162 million cost cap, and proposed a total $78 million revenue requirement for the rate year beginning September 1, 2021. Virginia Power also requested approval to establish a new Rider C4A in connection with cost recovery for DSM programs. In September 2021, the Virginia Commission approved a total revenue requirement of $74 million, which represents a $14 million increase over the previous year.  The Virginia Commission also established Rider C4A.

•

In September 2021, Virginia Power applied for approval of Rider CE associated with solar generation and energy storage projects requested for approval in September 2021, solar generation projects approved in April 2021 and certain small-scale solar projects with a proposed $71 million total revenue requirement for the rate year beginning May 1, 2022. This total revenue requirement represents a $61 million increase over the previous year.  This matter is pending.

•

The Virginia Commission previously approved Rider BW relating to Brunswick County power station.  In October 2021, Virginia Power proposed a biennial update procedure for Rider BW with two consecutive rate years. The filing proposed a revenue requirement of $145 million for the rate year beginning September 1, 2022 and a revenue requirement of $120 million for the rate year beginning September 1, 2023.  This matter is pending.

•

In October 2021, Virginia Power filed a petition with the Virginia Commission for Rider SNA associated with costs relating to the preparation of the applications for subsequent license renewal to the NRC to extend the operating licenses of Surry and North Anna and related projects.  Virginia Power requested approval of a cost recovery of approximately $1.2 billion through Rider SNA for the first phase of nuclear life extension program which includes investments through 2024 and proposed a $109 million revenue requirement for the rate year beginning September 1, 2022.  This matter is pending.

•

In November 2021, Virginia Power filed an application with the Virginia Commission requesting approval of Rider OSW associated with costs incurred to construct, own and operate the CVOW Commercial Project.  The filing proposed a revenue requirement of $79 million for the rate year beginning September 1, 2022.  This matter is pending.

Additional significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2020	February 2021	April 2021	$24	$(8)
Rider GV	June 2020	February 2021	April 2021	153	21
Rider R	June 2020	February 2021	April 2021	58	14
Rider S	June 2020	February 2021	April 2021	194	(1)
Rider W	June 2020	February 2021	April 2021	120	14
Rider US-3	July 2020	March 2021	June 2021	38	10
Rider US-4	July 2020	March 2021	June 2021	10	3
Rider BW	October 2020	July 2021	September 2021	113	14
Rider US-2	October 2020	July 2021	September 2021	9	—
Rider E	January 2021	September 2021	November 2021	67	(18)
Rider B	June 2021	Pending	April 2022	16	(8)
Rider W	June 2021	Pending	April 2022	121	1
Rider US-3	August 2021	Pending	June 2022	50	12
Rider US-4	August 2021	Pending	June 2022	15	5
Rider US-2	October 2021	Pending	September 2022	11	2

Electric Transmission Projects

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Rebuild Clubhouse-Dry Bread Line and Dry Bread-Lakeview Line in Greensville County, Virginia	November 2020	July 2021	230 kV	13	$25
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	Pending	500 kV	26	95
Beaumeade-Belmont reconductor and rebuild projects in the County of Loudoun, Virginia	May 2021	Pending	230 kV	7	15
Extension to Cloud Switching Station and Easters Switching Station in the County of Mecklenburg, Virginia	June 2021	Pending	230 kV	15	105

North Carolina Regulation

Virginia Power North Carolina Fuel Filing

In August 2021, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power updated its filing in October 2021 to reflect the increased commodity cost of fuel and proposed a total $26 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2022. This matter is pending.

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

In October 2021, PSNC, the North Carolina Commission public staff and certain other parties of record filed a stipulation of settlement with the North Carolina Commission for approval. The stipulation of settlement provides for a non-fuel, base rate increase of $29 million effective November 1, 2021, based on an ROE of 9.60%. The net revenue increase to customers, after considering the amortization of the previously deferred benefits of the 2017 Tax Reform Act, would be $4 million in the initial rate year, $23 million for the following rate year and then $25 million beginning for the third through fifth rate years. In addition, the stipulation of settlement provides for the recovery, over four years, of $106 million of operation and maintenance costs which PSNC has incurred and deferred through June 2021 to comply with federal standards for pipeline integrity and safety. In November 2021, PSNC implemented temporary rates consistent with the stipulation of settlement. If the North Carolina Commission deems the temporary rates excessive in the final order, the excess amount along with interest will be refunded to customers. This matter is pending.

Pipeline Integrity and Safety Program

The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. In September 2021, the North Carolina Commission approved PSNC’s request to increase the integrity management annual revenue requirement to $34 million, an increase of $1 million over its previous filing, effective October 2021.

Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and certain related uncollectible expenses as well as losses on negotiated gas and transportation sales. In September 2021, PSNC submitted a filing with the North Carolina Commission for a $61 million gas cost increase. The North Carolina Commission approved the filing in September 2021 with rates effective October 2021.

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

In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC has agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021, and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission approved the comprehensive settlement agreement and issued its final order in August 2021.

In connection with this matter, in the second quarter of 2021, Dominion Energy recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges (benefits), including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income.

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2021, DESC filed an application with the South Carolina Commission seeking approval to recover $48 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2021, the South Carolina Commission approved the filing. In connection with the approval of the comprehensive settlement agreement in the South Carolina base rate case discussed above, the net lost revenue component of the DSM rider was adjusted resulting in a recovery of $43 million commencing with bills issued on September 1, 2021.

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

Natural Gas Rates

In June 2021, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2021 with a total revenue requirement of $426 million. This represents a $9 million overall annual increase to its natural gas rates under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2021. In October 2021, the South Carolina Commission issued an order approving a total revenue requirement of $424 million effective with the first billing cycle of November 2021. This represents a $7 million overall annual increase to DESC’s natural gas rates.

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

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In July 2021, the Ohio Commission approved East Ohio’s application to adjust its UEX Rider to reflect an increased annual revenue requirement of $20 million to provide for an under-recovered accumulated bad debt expense of $7 million as of March 31, 2021, and recovery of net bad debt expense projected to total $13 million for the twelve-month period ending March 2022.

West Virginia Regulation

West Virginia Base Rate Case

In September 2020, Hope filed its base rate case and schedules with the West Virginia Commission. Hope proposed a non-fuel, base rate increase of $28 million. The base rate increase was proposed to recover the significant investment in distribution infrastructure and costs associated with the acquisition of over 2,000 miles of gathering assets, both for the benefit of West Virginia customers.  The proposed rates would provide for an ROE of 10.25% compared to the authorized ROE of 9.45%. In July 2021, the West Virginia Commission approved a non-fuel, base rate increase of $13 million for rates effective July 2021 with an ROE of 9.54%. In August 2021, Hope filed a petition for reconsideration with the West Virginia Commission regarding certain return calculations included in the July 2021 approval order.

PREP

In May 2021, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $54 million and $56 million of projected capital investment for 2021 and 2022, respectively. The application also includes a true-up of PREP costs related to the 2020 actual capital investment of $34 million and sets forth $9 million of annual PREP costs to be recovered in proposed rates effective November 1, 2021. In October 2021, the West Virginia Commission approved the request.

Utah Regulation

Purchased Gas

In May 2021, the Utah Commission approved Questar Gas’ request for a $43 million gas cost increase with rates effective June 2021.

In October 2021, the Utah Commission approved Questar Gas’ request for an $83 million gas cost increase with rates effective November 2021.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Dominion Energy’s Consolidated Statements of Income include $58 million and $147 million for the three and nine months ended September 30, 2021, respectively, and $61 million and $146 million for the three and nine months ended September 30, 2020, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $29 million and $87 million for the three and nine months ended September 30, 2021, respectively, and $26 million and $76 million for the three and nine months ended September 30, 2020, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Dominion Energy

Dominion Energy’s Consolidated Balance Sheets include $264 million presented in current liabilities held for sale at September 30, 2021 as well as $32 million presented in securities due within one year and $239 million presented in long-term debt at December 31, 2020, for debt issued by SBL Holdco, a VIE, net of issuance costs, that is nonrecourse to Dominion Energy and is secured by SBL Holdco’s interest in certain nonregulated solar facilities.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $89 million and $81 million for the three months ended September 30, 2021 and 2020, respectively, and $278 million and $260 million for the nine months ended September 30, 2021 and 2020, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $24 million and $175 million at September 30, 2021 and December 31, 2020, respectively, recorded in payables to affiliates.

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

At September 30, 2021, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$3,494	$99	$2,407

(1)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies.  At September 30, 2021, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facilities mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and matures in June 2022. At September 30, 2021 and December 31, 2020, Dominion Energy had $29 million and $30 million in letters of credit outstanding under this agreement, respectively.

In addition to the credit facilities mentioned above, SBL Holdco has $30 million of credit facilities which had an original stated maturity date of December 2017 with automatic one-year renewals through the maturity of the SBL Holdco term loan agreement in 2023. Dominion Solar Projects III, Inc. has $25 million of credit facilities which had an original stated maturity date of May 2018 with automatic one-year renewals through the maturity of the Dominion Solar Projects III, Inc. term loan agreement in 2024. At both September 30, 2021 and December 31, 2020, no amounts were outstanding under either of these facilities.

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

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $391 million and $268 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility, as amended in June 2021. The facility can be used for working capital, as support for the combined commercial paper programs of Virginia Power, Dominion Energy, Questar Gas and DESC and for other general corporate purposes.

At September 30, 2021, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$896	$12

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At September 30, 2021, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In June 2021, Dominion Energy entered into a $900 million Sustainability Revolving Credit Agreement. This supplemental credit facility, which matures in June 2024 and bears interest at a variable rate, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. At September 30, 2021, $900 million was outstanding under the supplemental credit facility. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($250 million) and for general corporate purposes ($650 million). The maximum allowed total debt to total capital ratio under this supplemental credit facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2021, DESC redeemed the remaining principal outstanding of $30 million of its 3.22% first mortgage bonds, plus accrued interest. The bonds would have otherwise matured in October 2021.

In July 2021, Dominion Energy redeemed the remaining principal outstanding of $400 million of its 2.0% senior notes, plus accrued interest. The notes would have otherwise matured in August 2021.

In August 2021, Dominion Energy issued $1.0 billion of 2.25% senior notes that mature in 2031. The proceeds from this offering will be used to finance and/or refinance, in whole or in part, existing and future expenditures associated with the development, construction, acquisition and operation of certain solar projects.

In August 2021, Dominion Energy redeemed the remaining principal outstanding of $800 million of its July 2016 hybrids, which matured in 2076 and were listed on the NYSE under the symbol DRUA. Expenses related to the early redemption of the hybrids were $23 million reflected within interest and related charges in the Consolidated Statements of Income for the three and nine months ended September 30, 2021.

In August 2021, Questar Gas issued through private placements $125 million of 2.21% senior notes and $125 million of 3.15% senior notes that mature in 2031 and 2051, respectively.

In November 2021, Virginia Power provided notice to redeem its 2.95% senior notes, which would have otherwise matured in January 2022, at the remaining principal outstanding of $450 million plus accrued interest.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates from 2020 and 2021 to December 2024. As a result of this noncash financing activity with an embedded interest rate swap, Dominion Energy recorded $326 million in other long-term debt representing the net present value of the initial fair value measurement of the new contract as discussed in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. In August 2021, Dominion Energy settled certain of the outstanding interest rate swaps which would have otherwise matured in December 2024, resulting in a $39 million reduction in other long-term debt.

In August 2020, Virginia Power amended a portfolio of interest rate swaps with a notional value of $900 million, extending the mandatory termination dates from 2020 to December 2023. As a result of this noncash financing activity with an embedded interest rate swap, Virginia Power recorded $443 million in other long-term debt representing the net present value of the initial fair value measurement of the new contract as discussed in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes.  At both September 30, 2021 and December 31, 2020, Dominion Energy had issued and outstanding 2.4 million shares of preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively.

Dominion Energy recorded dividends of $7 million ($4.375 per share) for both the three months ended September 30, 2021 and 2020, and $21 million ($13.125 per share) for both the nine months ended September 30, 2021 and 2020, on the Series A Preferred Stock. Dominion Energy also recorded dividends of $9 million ($11.625 per share) for both the three months ended September 30, 2021 and 2020, and $27 million ($34.875 per share) for both the nine months ended September 30, 2021 and 2020, on Series B Preferred Stock. The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $65 million and $129 million at September 30, 2021 and December 31, 2020, respectively. Stock purchase contract payments of $64 million and $62 million were made during the nine months ended September 30, 2021 and 2020, respectively. In calculating diluted EPS, Dominion Energy applies the treasury stock method to the stock purchase contracts and the if-converted method to the Series A Preferred Stock.

There have been no significant changes to Dominion Energy’s Series A Preferred Stock and Series B Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, other than the item described below.

Series A Preferred Stock – Conversion Settlement Modification

In November 2021, Dominion Energy’s Articles of Incorporation were amended to require that any conversion of its Series A Preferred Stock be settled, at Dominion Energy’s election, either entirely in cash or in cash up to the first $1,000 per share and in shares of Dominion Energy common stock, cash or any combination thereof for any amounts in excess of $1,000 per share.  As a result of establishing a minimum amount to be settled in cash if the holders elect to convert the Series A Preferred Stock, $1.6 billion will be reclassified from equity to mezzanine equity in the fourth quarter of 2021.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $292 million from the issuance of 4 million shares of common stock for the nine months ended September 30, 2021 and $481 million from the issuance of 6.2 million shares of common stock for the nine months ended September 30, 2020, through various programs including Dominion Energy Direct® and employee savings plans, as well as settlements of litigation as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

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

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2020. As of September 30, 2021, Dominion Energy has not issued any shares or entered into any forward sale agreements under this program.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the $3.0 billion repurchase program authorized in July 2020 and completed in December 2020 as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2020.

In August 2020, Dominion Energy began repurchasing shares under an open market agreement with a financial institution. During the third quarter of 2020, Dominion Energy repurchased 7.2 million shares of Dominion Energy common stock for $562 million.

In September 2020, Dominion Energy entered into two prepaid accelerated share repurchase agreements with separate financial institutions as counterparties, which was ultimately completed in November 2020. Dominion Energy made payments totaling $1.5 billion to the counterparties in exchange for an aggregate of approximately 17.2 million shares of Dominion Energy common stock, which represented approximately 90% of $1.5 billion worth of Dominion Energy shares based on the closing price of such shares on the date the agreements were executed. As a result, Dominion Energy recorded a reduction to common stock of $1.5 billion during the third quarter of 2020.

In September 2020, Dominion Energy repurchased 4.1 million shares of Dominion Energy common stock in a private transaction for $323 million.

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2021.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. While the EPA has stated its intention to replace the ACE Rule, it is unknown at this time if or how the EPA will issue a replacement for the ACE Rule and how that replacement will affect the Companies’ operations, financial condition and/or cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 12 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans associated with three sites, including one at Virginia Power, and expects to commence remediation activities in 2021 or 2022 depending on receipt of final permits and approvals. At September 30, 2021 and December 31, 2020, Dominion Energy had $40 million and $42 million, respectively, and Virginia Power had $25 million and $26 million, respectively, of reserves recorded. In addition, for one site associated with Dominion Energy, an updated work plan submitted to SCDHEC in September 2018, would increase costs by approximately $11 million if approved by federal and state agencies. In September 2020, this plan was submitted to the Army Corps of Engineers. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 include reserves of $196 million and $208 million, respectively, included within other current liabilities, and insurance receivables of $41 million and $8 million, respectively, included within other receivables. During the nine months ended September 30, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $100 million ($75 million after-tax), included within impairment of assets and other charges. During both the three and nine months ended September 30, 2020, Dominion Energy’s Consolidated Statements of Income include charges of $44 million ($33 million after-tax) included within impairment of assets and other charges. In addition, Dominion Energy’s Consolidated Statements of Income for the nine months ended September 30, 2020 include charges of $25 million ($25 million after-tax) included within other income.

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

In addition, at September 30, 2021, Dominion Energy had issued an additional $25 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At September 30, 2021, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$1,892
Nuclear obligations(2)	242
Solar(3)	463
Other(4)	1,254
Total(5)	$3,851

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

Additionally, at September 30, 2021, Dominion Energy had purchased $169 million of surety bonds, including $95 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $99 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020

At September 30, 2021, Dominion Energy’s credit exposure totaled $177 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 91%. No single counterparty, whether investment grade or non-investment grade, exceeded $51 million of exposure. At September 30, 2021, Virginia Power’s exposure related to wholesale customers totaled $10 million. Of this amount, investment grade counterparties, including those internally rated, represented 80%. No single counterparty, whether investment grade or non-investment grade, exceeded $4 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2021 and December 31, 2020, Dominion Energy would have been required to post $102 million and $14 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $90 million and $1 million of collateral at September 30, 2021 and December 31, 2020, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $192 million and $15 million at September 30, 2021 and December 31, 2020, respectively, which does not include the impact of any offsetting asset positions.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rate downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2021 and December 31, 2020, Virginia Power would have been required to post an additional $40 million and $2 million, respectively of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset position and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. Virginia Power had posted $79 million of collateral at September 30, 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. No such amounts were posted at December 31, 2020. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $119 million and $2 million at September 30, 2021 and December 31, 2020, respectively, which does not include the impact of any offsetting asset positions.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $63 million and $2 million, respectively. At December 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $22 million, respectively. See Note 9 for more information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020. At September 30, 2021 and December 31, 2020, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $500 million and $436 million, respectively.  At September 30, 2021 and December 31, 2020, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $412 million and $354 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(millions)
Commodity purchases from affiliates	$219	$135	$526	$450
Services provided by affiliates(1)	116	108	363	343
Services provided to affiliates	6	5	15	14

(1)

Includes capitalized expenditures of $39 million for both the three months ended September 30, 2021 and 2020, and $121 million and $107 million for the nine months ended September 30, 2021 and 2020, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $310 million and $380 million in short-term demand note borrowings from Dominion Energy as of September 30, 2021 and December 31, 2020, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2021 and December 31, 2020. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three and nine months ended September 30, 2021 and 2020.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2021 and 2020.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $3 million and $12 million for the three and nine months ended September 30, 2020, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
(millions)
Three Months Ended September 30,
Service cost	$43	$45	$6	$8
Interest cost	80	82	11	15
Expected return on plan assets	(209)	(197)	(43)	(39)
Amortization of prior service cost (credit)	—	(1)	(11)	(12)
Amortization of net actuarial loss	48	58	1	1
Settlements (1)	—	3	—	—
Net periodic benefit credit	$(38)	$(10)	$(36)	$(27)
Nine Months Ended September 30,
Service cost	$127	$131	$18	$22
Interest cost	238	263	35	45
Expected return on plan assets	(625)	(582)	(130)	(117)
Amortization of prior service cost (credit)	—	—	(32)	(37)
Amortization of net actuarial loss	145	155	3	4
Settlements (1)	5	5	—	—
Net periodic benefit credit	$(110)	$(28)	$(106)	$(83)
(1)

2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan. 2020 amounts related primarily to Dominion Energy’s sale of substantially all of its gas transmission and storage operations to BHE.

Employer Contributions

During the three and nine months ended September 30, 2021, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2021. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the nine months ended September 30, 2021, Dominion Energy reported after-tax net expenses of $642 million in the Corporate and Other segment, including $492 million of after-tax net expenses for specific items with $617 million of after-tax net expenses attributable to its operating segments. In the nine months ended September 30, 2020, Dominion Energy reported after-tax net expenses of $3.6 billion in the Corporate and Other segment, including $3.4 billion of after-tax net expenses for specific items with $1.3 billion of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•	A $447 million ($336 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case, attributable to Dominion Energy South Carolina;
•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction at Virginia Power, attributable to Dominion Energy Virginia;
•	A $119 million ($89 million after-tax) net charge associated with the proposed settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
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

•	A $309 million ($248 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($218 million after-tax) and;
•	Dominion Energy Virginia ($30 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA, attributable to Dominion Energy Virginia.

The net expense for specific items attributable to Dominion Energy’s operating segments in 2020 primarily related to the impact of the following items:

•	A $751 million ($564 million after-tax) charge primarily related to the planned early retirement of certain Virginia Power electric generation facilities, attributable to Dominion Energy Virginia;
•	A $405 million ($298 million after-tax) charge associated with certain nonregulated solar generation facilities, attributable to Contracted Assets;
•	A $221 million ($171 million after-tax) charge associated with the sale of Fowler Ridge, attributable to Contracted Assets; and
•	A $200 million ($149 million after-tax) charge for the expected CCRO to be provided to Virginia retail electric utility customers under the GTSA, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2021
Total revenue from external customers	$2,333	$372	$799	$265	$(612)	$18	$3,175
Intersegment revenue	(3)	1	1	17	221	(236)	1
Total operating revenue	2,330	373	800	282	(391)	(218)	3,176
Net income from discontinued operations	—	—	—	—	65	—	65
Net income (loss) attributable to Dominion Energy	599	69	151	119	(284)	—	654
Three Months Ended September 30, 2020
Total revenue from external customers	$2,257	$311	$758	$288	$(11)	$9	$3,612
Intersegment revenue	(3)	3	1	13	233	(252)	(5)
Total operating revenue	2,254	314	759	301	222	(243)	3,607
Net income (loss) from discontinued operations	—	—	—	51	(32)	—	19
Net income (loss) attributable to Dominion Energy	613	64	157	112	(590)	—	356
Nine Months Ended September 30, 2021
Total revenue from external customers	$6,072	$1,800	$2,230	$790	$(857)	$46	$10,081
Intersegment revenue	(10)	4	5	55	686	(737)	3
Total operating revenue	6,062	1,804	2,235	845	(171)	(691)	10,084
Net income from discontinued operations	—	—	—	—	119	—	119
Net income (loss) attributable to Dominion Energy	1,464	415	337	373	(642)	—	1,947
Nine Months Ended September 30, 2020
Total revenue from external customers	$6,013	$1,597	$2,105	$810	$112	$36	$10,673
Intersegment revenue	(10)	9	3	36	703	(763)	(22)
Total operating revenue	6,003	1,606	2,108	846	815	(727)	10,651
Net income (loss) from discontinued operations	—	—	—	153	(1,906)	—	(1,753)
Net income (loss) attributable to Dominion Energy	1,479	375	326	295	(3,558)	—	(1,083)

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

In the nine months ended September 30, 2021, Virginia Power reported after-tax net expenses of $118 million in the Corporate and Other segment, including $186 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2020, Virginia Power reported after-tax net expenses of $792 million in the Corporate and Other segment, including $815 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $119 million ($89 million after-tax) net charge associated with the proposed settlement of the 2021 Triennial Review;
•	A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA.

The net expense for specific items attributable to Virginia Power’s operating segment in 2020 primarily related to a $751 million ($559 million after-tax) charge related to the planned early retirement of certain Virginia Power electric generation facilities and a $200 million ($149 million after-tax) charge for the expected CCRO to be provided to Virginia retail electric utility customers under the GTSA.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2021
Operating revenue	$2,326	$(350)	$1,976
Net income (loss)	601	(45)	556
Three Months Ended September 30, 2020
Operating revenue	$2,248	$—	$2,248
Net income (loss)	615	(140)	475
Nine Months Ended September 30, 2021
Operating revenue	$6,048	$(501)	$5,547
Net income (loss)	1,462	(118)	1,344
Nine Months Ended September 30, 2020
Operating revenue	$5,983	$—	$5,983
Net income (loss)	1,477	(792)	685

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

•

The impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets and global supply chains;

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

•

Risks and uncertainties that may impact the Companies’ ability to develop and construct the CVOW Commercial Project within the currently proposed timeline, or at all, and consistent with current cost estimates along with the ability to recover such costs from customers;

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
•

The expected timing and likelihood of completing the sales of the Q-Pipe Group and Kewaunee, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

•	Adverse outcomes in litigation matters or regulatory proceedings, including matters acquired in the SCANA Combination;
•	Counterparty credit and performance risk;
•	Fluctuations in the value of investments held in nuclear decommissioning trusts by the Companies and in benefit plan trusts by Dominion Energy;
•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion Energy’s earnings and the Companies’ liquidity position and the underlying value of their assets;

•	Fluctuations in interest rates;
•	Fluctuations in currency exchange rates of the Euro or Danish Krone associated with the CVOW Commercial Project;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Global capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Political and economic conditions, including inflation and deflation;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees; and
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II. Item 1A. Risk Factors in this report.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2021, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, employee benefit plans and held for sale classification.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2021	2020	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$654	$356	$298
Diluted EPS	0.79	0.41	0.38
Year-To-Date
Net income (loss) attributable to Dominion Energy	$1,947	$(1,083)	$3,030
Diluted EPS	2.35	(1.38)	3.73

Overview

Third Quarter 2021 vs. 2020

Net income attributable to Dominion Energy increased 84%, primarily due to the absence of charges associated with an impairment of interests in certain nonregulated solar generation facilities and the termination of a contract in connection with the sale of Fowler Ridge. In addition, there was a decrease in charges associated with Virginia Power’s 2021 Triennial Review. These increases were partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds and increased unrealized losses on economic hedging activities.

Year-To-Date 2021 vs. 2020

Net income attributable to Dominion Energy increased $3.0 billion, primarily due to the absence of charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project which are presented in discontinued operations, the planned early retirements of certain electric generation facilities in Virginia, an impairment of interests in certain nonregulated solar generation facilities and the termination of a contract in connection with the sale of Fowler Ridge. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds and a decrease in charges associated with Virginia Power’s 2021 Triennial Review. These increases were partially offset by charges associated with the settlement of the South Carolina electric base rate case and increased unrealized losses on economic hedging activities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Operating revenue	$3,176	$3,607	$(431)	$10,084	$10,651	$(567)
Electric fuel and other energy-related purchases	703	594	109	1,740	1,758	(18)
Purchased electric capacity	26	23	3	62	36	26
Purchased gas	60	37	23	665	561	104
Other operations and maintenance	924	977	(53)	2,806	2,720	86
Depreciation, depletion and amortization	621	595	26	1,833	1,751	82
Other taxes	223	203	20	702	663	39
Impairment of assets and other charges (benefits)	(222)	1,151	(1,373)	194	1,963	(1,769)
Earnings (loss) from equity method investees	69	(5)	74	214	—	214
Other income	133	286	(153)	732	327	405
Interest and related charges	407	306	101	978	1,136	(158)
Income tax expense (benefit)	35	(110)	145	200	(123)	323
Net income (loss) from discontinued operations including noncontrolling interests	65	19	46	119	(1,753)	1,872
Noncontrolling interests	12	(225)	237	22	(157)	179

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2021 vs. 2020

Operating revenue decreased 12%, primarily reflecting:

•	A $350 million decrease for refunds to be provided to retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review;
•	A $261 million decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($295 million);
•	A $44 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days;
•	A $19 million decrease associated with settlements of economic hedges of certain Virginia Power regulated electric sales; and
•	A $19 million decrease from Virginia Power riders.

These decreases were partially offset by:

•

A $131 million increase in the fuel cost components included in utility rates as a result of an increase in commodity costs associated with sales to electric utility retail customers ($104 million) and gas utility customers ($27 million);

•	A $47 million increase in sales to electric utility customers associated with economic and other usage factors;
•	A $27 million increase from gas utility capital cost riders; and
•	A $23 million increase in sales to electric utility retail customers associated with growth.

Electric fuel and other energy-related purchases increased 18%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased gas increased 62%, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 5%, primarily due to a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($35 million), a decrease in storm damage and restoration costs in Virginia Power’s service territory ($22 million) and a decrease in merger and integration-related costs associated with the SCANA Combination ($16 million).

Other taxes increased 10%, primarily due to increased property taxes related to growth projects placed into service.

Impairment of assets and other charges (benefits) decreased $1.4 billion, primarily due to the absence of charges associated with certain nonregulated solar generation facilities ($665 million), the termination of a contract in connection with the sale of Fowler Ridge ($221 million) and litigation acquired in the SCANA Combination ($44 million). In addition, there was a decrease for a benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the proposed settlement of the 2021 Triennial Review ($549 million). These decreases were partially offset by increased charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($118 million).

Earnings from equity method investees increased $74 million, primarily due to an increase in equity method earnings from Cove Point following closing of the GT&S Transaction.

Other income decreased 53%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds ($204 million) partially offset by the absence of a charge for social justice commitments ($35 million) and an increase in non-service components of pension and other postretirement employee benefit plan credits ($33 million).

Interest and related charges increased 33%, primarily due to unrealized losses in 2021 as compared to unrealized gains in 2020 associated with freestanding derivatives ($83 million) and charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million), partially offset by the absence of borrowings in response to COVID-19 in 2020 ($18 million).

Income tax expense increased $145 million, primarily due to higher pre-tax income ($147 million) and the absence of prior year benefits including reductions in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million) and adjustments finalizing the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million). These increases are partially offset by the absence of prior year income tax expense primarily associated with the impairment of nonregulated solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million).

Net income from discontinued operations including noncontrolling interests increased $46 million, primarily due to the absence of charges associated with the Atlantic Coast Pipeline Project.

Noncontrolling interests increased $237 million, primarily due to the absence of impairments associated with certain nonregulated solar generation facilities ($267 million) partially offset by the closing of the GT&S Transaction in November 2020 ($32 million).

Year-To-Date 2021 vs. 2020

Operating revenue decreased 5%, primarily reflecting:

•	A $459 million decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($515 million);
•	A $350 million decrease for refunds to be provided to retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review;
•	A $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $49 million decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler;
•	A $47 million decrease in PJM off-system sales;
•	A $29 million decrease in sales to electric utility customers associated with economic and other usage factors; and
•	A $24 million decrease associated with settlements of economic hedges of certain Virginia Power regulated electric sales.

These decreases were partially offset by:

•

A $164 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to gas utility customers ($130 million) and electric utility retail customers ($34 million);

•	A $90 million increase from gas utility capital cost riders;

•

A $65 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season ($85 million) partially offset by a decrease in cooling degree days during the cooling season ($20 million);

•	A $61 million increase in sales to electric utility retail customers associated with growth;
•	A $30 million increase from Virginia Power riders; and
•	A $30 million increase from the absence of planned outages at Millstone.

Electric fuel and other energy-related purchases decreased 1%, primarily due to a decrease in PJM off-system sales ($47 million), partially offset by higher commodity costs for electric utilities ($34 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased 72%, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2020 ($17 million) and an increase in expense related to the annual PJM capacity performance market effective June 2021 ($13 million).

Purchased gas increased 19%, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 3%, primarily reflecting:

•	A $45 million increase in costs of employer-provided healthcare;
•	A $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee;
•	A $40 million increase in storm damage and restoration costs in Virginia Power’s service territory; and
•	A $40 million increase in outside services; partially offset by
•	A $39 million decrease in merger and integration-related costs associated with the SCANA Combination;
•	The absence of a $30 million charge associated with credit risk on customer accounts related to COVID-19; and
•	A $20 million decrease in outage costs.

Impairment of assets and other charges (benefits) decreased 90%, primarily reflecting:

•	The absence of a charge associated with the planned early retirements of certain electric generation facilities in Virginia ($747 million);
•	The absence of a charge associated with certain nonregulated solar generation facilities ($665 million);
•

A benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the proposed settlement of the 2021 Triennial Review ($549 million);

•	The absence of a contract termination charge in connection with the sale of Fowler Ridge ($221 million);
•	The absence of dismantling costs associated with certain Virginia Power electric generation facilities ($30 million); and
•	A decrease in charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($12 million); partially offset by
•	Charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•	A charge for corporate office lease termination ($62 million);
•	An increase in charges associated with litigation acquired in the SCANA Combination ($56 million); and
•	A charge for the write-off of nonregulated retail software development assets ($20 million).

Earnings from equity method investees increased $214 million, primarily due to an increase in equity method earnings from Cove Point following closing of the GT&S Transaction.

Other income increased $405 million, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($267 million), an increase in non-service components of pension and other postretirement employee benefit plan credits ($97 million), the absence of a charge for social justice commitments ($40 million), the absence of charges associated with litigation acquired in the SCANA Combination ($25 million) and an increase in AFUDC associated with rate-regulated projects ($22 million), partially offset by charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 14%, primarily due to unrealized gains in 2021 compared to unrealized losses in 2020 associated with freestanding derivatives ($150 million), the absence of borrowings in response to COVID-19 in 2020 ($42 million) and the absence of charges associated with the early redemption of certain securities in the first quarter of 2020 ($31 million), partially offset by charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million).

Income tax expense increased $323 million, primarily due to higher pre-tax income ($345 million) and the absence of prior year benefits including reductions in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million) and adjustments finalizing the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million). These increases are partially offset by the benefit of a state legislative change ($21 million) and the absence of prior year expense primarily associated with the impairment of nonregulated solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million).

Net income from discontinued operations including noncontrolling interests increased $1.9 billion, primarily due to a decrease in charges associated with the Atlantic Coast Pipeline Project and related portions of the Supply Header Project ($2.1 billion) partially offset by the absence of operations sold in the GT&S Transaction ($231 million).

Noncontrolling interests increased $179 million, primarily due to the absence of impairments associated with certain nonregulated solar generation facilities ($267 million) partially offset by the closing of the GT&S Transaction in November 2020 ($97 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			Diluted EPS
	2021	2020	$ Change	2021	2020	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$599	$613	$(14)	$0.74	$0.74	$—
Gas Distribution	69	64	5	0.08	0.08	—
Dominion Energy South Carolina	151	157	(6)	0.19	0.19	—
Contracted Assets	119	112	7	0.15	0.13	0.02
Corporate and Other	(284)	(590)	306	(0.37)	(0.73)	0.36
Consolidated	$654	$356	$298	$0.79	$0.41	$0.38

Year-To-Date
Dominion Energy Virginia	$1,464	$1,479	$(15)	$1.81	$1.77	$0.04
Gas Distribution	415	375	40	0.52	0.45	0.07
Dominion Energy South Carolina	337	326	11	0.42	0.39	0.03
Contracted Assets	373	295	78	0.46	0.35	0.11
Corporate and Other	(642)	(3,558)	2,916	(0.86)	(4.34)	3.48
Consolidated	$1,947	$(1,083)	$3,030	$2.35	$(1.38)	$3.73

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity delivered (million MWh)	24.0	23.8	1%	65.0	63.3	3%
Electricity supplied (million MWh):
Utility	24.1	24.2	—	65.5	66.4	(1)
Non-Jurisdictional	0.3	0.2	50	0.8	0.5	60
Degree days (electric distribution and utility service area):
Cooling	1,176	1,256	(6)	1,696	1,708	(1)
Heating	—	19	(100)	2,174	1,908	14
Average electric distribution customer accounts (thousands)	2,702	2,667	1	2,693	2,657	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(19)	$(0.02)	$46	$0.05
Other	22	0.03	(18)	(0.02)
Rider equity return	16	0.02	26	0.03
Electric capacity	(8)	(0.01)	(21)	(0.03)
Planned outage costs	1	—	(13)	(0.02)
Depreciation and amortization	(12)	(0.01)	(23)	(0.03)
Renewable energy investment tax credits	(5)	(0.01)	(1)	—
Other	(9)	(0.02)	(11)	(0.01)
Share accretion	—	0.02	—	0.07
Change in net income contribution	$(14)	$—	$(15)	$0.04

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Third Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Gas distribution throughput (bcf):
Sales	14	14	—%	124	118	5%
Transportation	216	188	15	705	628	12
Heating degree days (gas distribution service area):
North Carolina	6	31	(81)	1,979	1,679	18
Ohio and West Virginia	40	90	(56)	3,489	3,336	5
Utah, Wyoming and Idaho	49	54	(9)	2,982	2,933	2
Average gas distribution customer accounts (thousands):
Sales	1,936	1,896	2	1,929	1,887	2
Transportation	1,126	1,125	—	1,133	1,123	1

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Third Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$(1)	$—	$2	$—
Other	8	0.01	15	0.02
Rider equity return	8	0.01	29	0.03
Interest expense, net	(2)	—	14	0.02
Other	(8)	(0.02)	(20)	(0.02)
Share accretion	—	—	—	0.02
Change in net income contribution	$5	$—	$40	$0.07

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity delivered (million MWh)	6.6	6.6	—%	17.3	16.9	2%
Electricity supplied (million MWh)	6.8	6.9	(1)	18.1	17.6	3
Degree days (electric distribution service areas):
Cooling	448	597	(25)	620	773	(20)
Heating	—	—	—	839	610	38
Average electric distribution customer accounts (thousands)	769	756	2	765	748	2
Gas distribution throughput (bcf):
Sales	16	14	14	51	47	9
Average gas distribution customer accounts (thousands)	414	401	3	411	397	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(13)	$(0.02)	$2	$—
Other	19	0.02	31	0.04
Capital cost rider	(2)	—	(5)	(0.01)
Regulated gas sales	1	—	6	0.01
Interest expense, net	1	—	7	0.01
Other	(12)	(0.01)	(30)	(0.03)
Share accretion	—	0.01	—	0.01
Change in net income contribution	$(6)	$—	$11	$0.03

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Third Quarter			Year-To-Date
	2021	2020	% Change	2021	2020	% Change
Electricity supplied (million MWh)	5.7	5.7	—%	16.4	15.5	6%

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Third Quarter 2021 vs. 2020 Increase (Decrease)		Year-To-Date 2021 vs. 2020 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin(1)	$(2)	$—	$19	$0.02
Planned outage costs	3	—	28	0.03
Renewable energy investment tax credits	—	—	23	0.03
Absence of contract associated with Fowler Ridge	3	—	14	0.02
Other	3	0.02	(6)	(0.01)
Share accretion	—	—	—	0.02
Change in net income contribution	$7	$0.02	$78	$0.11
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(303)	$(556)	$253	$(617)	$(1,334)	$717
Specific items attributable to Corporate and Other segment	39	(4)	43	125	(2,083)	2,208
Total specific items	(264)	(560)	296	(492)	(3,417)	2,925
Other corporate operations:
Interest expense, net	(100)	(95)	(5)	(317)	(272)	(45)
Other	80	65	15	167	131	36
Total other corporate operations	(20)	(30)	10	(150)	(141)	(9)
Total net expense	$(284)	$(590)	$306	$(642)	$(3,558)	$2,916
EPS impact	$(0.37)	$(0.73)	$0.36	$(0.86)	$(4.34)	$3.48

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2021, this primarily included $65 million net income of discontinued operations, primarily associated with the Q-Pipe Group, $17 million of after-tax charges associated with the early redemption of certain debt securities and an $11 million after-tax loss for derivative mark-to-market changes. For the nine months ended September 30, 2021, this primarily included $119 million net income of discontinued operations, primarily associated with the Q-Pipe Group, a $105 million after-tax benefit for derivative mark-to-market changes, $61 million of after-tax charges for workplace realignment, primarily related to a corporate office lease termination, $31 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination and $17 million of after-tax charges associated with the early redemption of certain debt securities.

For the three months ended September 30, 2020, this primarily included $30 million of after-tax charges for social justice commitments, $11 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination and $10 million of after-tax charges related to the effects of COVID-19, partially offset by $47 million after-tax income for derivative mark-to-market changes. For the nine months ended September 30, 2020, this primarily included $1.9 billion net loss of discontinued operations, including the results of operations of the entities included in the GT&S Transaction and Q-Pipe Group as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project, $70 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, $30 million of after-tax charges for social justice commitments, $23 million of after-tax charges related to the effects of COVID-19 and $23 million of after-tax charges associated with the early redemption of certain debt securities.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Net income	$556	$475	$81	$1,344	$685	$659

Overview

Third Quarter 2021 vs. 2020

Net income increased 17%, primarily due to a decrease in charges associated with the 2021 Triennial Review.

Year-To-Date 2021 vs. 2020

Net income increased 96%, primarily due to the absence of charges related to the planned early retirements of certain electric generation facilities and a decrease in charges associated with the 2021 Triennial Review.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2021	2020	$ Change	2021	2020	$ Change
(millions)
Operating revenue	$1,976	$2,248	$(272)	$5,547	$5,983	$(436)
Electric fuel and other energy-related purchases	515	424	91	1,270	1,282	(12)
Purchased (excess) electric capacity	15	3	12	16	(14)	30
Other operations and maintenance	470	525	(55)	1,382	1,319	63
Depreciation and amortization	343	324	19	990	942	48
Other taxes	86	85	1	262	257	5
Impairment of assets and other charges (benefits)	(230)	200	(430)	(269)	1,008	(1,277)
Other income	21	34	(13)	93	34	59
Interest and related charges	136	135	1	400	398	2
Income tax expense	106	111	(5)	245	140	105

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2021 vs. 2020

Operating revenue decreased 12%, primarily reflecting:

•	A $350 million decrease for refunds to be provided to retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review;
•	A $26 million decrease in sales to retail customers, primarily due to a decrease in cooling degree days;
•	A $19 million decrease associated with settlements of economic hedges of certain regulated electric sales;
•	A $19 million decrease from riders; and
•	A $12 million decrease in PJM off-system sales.

These decreases were partially offset by:

•	A $92 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	A $32 million increase in sales to electric utility retail customers associated with economic and other usage factors;

•	A $16 million increase in sales to electric utility retail customers associated with growth; and
•	An $11 million increase in sales to customers from non-jurisdictional solar generation facilities.

Electric fuel and other energy-related purchases increased 21%, primarily due to higher commodity costs for electric utilities ($92 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease in PJM off-system sales ($12 million).

Purchased electric capacity increased $12 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021.

Other operations and maintenance decreased 10%, primarily reflecting:

•	A $35 million decrease in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•	A $22 million decrease in storm damage and service restoration costs; partially offset by
•	A $12 million increase in outside services.

Impairment of assets and other charges (benefits) decreased $430 million, due to a benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the proposed settlement of the 2021 Triennial Review ($549 million), partially offset by increased charges for CCRO benefits provided to retail electric customers in Virginia associated with the 2021 Triennial Review ($118 million).

Other income decreased 38%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Income tax expense decreased 5%, primarily due to increased investment tax credits ($20 million) partially offset by higher pre-tax income ($14 million).

Year-To-Date 2021 vs. 2020

Operating revenue decreased 7%, primarily reflecting:

•	A $350 million decrease for refunds to be provided to retail electric customers in Virginia associated with the proposed settlement of the 2021 Triennial Review;
•	A $151 million decrease from an unbilled revenue reduction;
•	A $47 million decrease in PJM off-system sales;
•	A $45 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•	A $24 million decrease associated with settlements of economic hedges of certain regulated electric sales.

These decreases were partially offset by:

•

A $62 million increase in sales to retail customers from an increase in heating degree days during the heating season ($68 million) partially offset by a decrease in cooling degree days during the cooling season ($6 million);

•	A $40 million increase in sales to electric utility retail customers associated with growth;
•	A $30 million increase from riders;
•	A $23 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers; and
•	A $19 million increase in sales to customers from non-jurisdictional solar generation facilities.

Electric fuel and other energy-related purchases decreased 1%, primarily due to a decrease in PJM off-system sales ($47 million), partially offset by higher commodity costs for electric utilities ($23 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $30 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2020 ($17 million) and an increase in expense related to the annual PJM capacity performance market effective June 2021 ($13 million).

Other operations and maintenance increased 5%, primarily reflecting:

•	A $40 million increase in storm damage and service restoration costs;
•	A $34 million increase in outside services;
•	A $21 million increase in salaries, wages and benefits;
•	A $18 million increase in planned outage costs; and
•	A $12 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income; partially offset by
•	The absence of a $20 million charge associated with credit risk on customer accounts related to COVID-19; and
•	A $10 million reduction in bad debt expense due to the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process.

Impairment of assets and other charges (benefits) decreased $1.3 billion, primarily reflecting:

•	The absence of charges associated with the planned early retirements of certain electric generation facilities ($747 million);
•

A benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the proposed settlement of the 2021 Triennial Review ($549 million);

•	The absence of charges for dismantling costs associated with certain electric generation facilities ($30 million); and
•	A decrease in charges for CCRO benefits provided to retail electric customers in Virginia associated with the 2021 Triennial Review ($12 million); partially offset by
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million).

Other income increased $59 million, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($40 million) and an increase in AFUDC associated with rate-regulated projects ($19 million).

Income tax expense increased 75%, primarily due to higher pre-tax income ($171 million) partially offset by increased investment tax credits ($47 million) and the benefit of a state legislative change ($16 million).

Liquidity and Capital Resources

Dominion Energy depends on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2021, Dominion Energy had $2.4 billion of unused capacity under its joint revolving credit facility.

A summary of Dominion Energy’s cash flows is presented below:

	2021	2020
(millions)
Cash, restricted cash and equivalents at January 1	$247	$269
Cash flows provided by (used in):
Operating activities(1)	3,535	4,810
Investing activities(2)	(6,607)	(4,860)
Financing activities(3)	3,092	339
Net increase in cash, restricted cash and equivalents	20	289
Cash, restricted cash and equivalents at September 30	$267	$558

(1)	Includes $172 million and $1.6 billion related to discontinued operations for 2021 and 2020, respectively.
(2)	Includes $(997) million and $(525) million related to discontinued operations for 2021 and 2020, respectively.
(3)	Includes $(174) million related to discontinued operations for 2020 and no amounts for 2021.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $1.3 billion, including approximately $1.4 billion from discontinued operations. Net cash provided by continuing operations increased primarily due to distributions from Cove Point, the absence of a contract termination payment in connection with the sale of Fowler Ridge, decreases in severance payments primarily related to a voluntary retirement program and other changes in working capital items, partially offset by lower deferred fuel cost recoveries and increased margin deposits.

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares.

Dominion Energy’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II. Item 1A. Risk Factors in this report.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of September 30, 2021 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$83	$—	$83
Non-investment grade(2)	2	5	1
No external ratings:
Internally rated—investment grade(3)	80	2	78
Internally rated—non-investment grade(4)	15	26	15
Total(5)	$180	$33	$177

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 43% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 41% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 5% of the total net credit exposure.

(5)   Excludes the Millstone 2019 power purchase agreements.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $1.7 billion, primarily due to the repayment of the Q-Pipe Transaction deposit and an increase in contributions to equity method affiliates including Atlantic Coast Pipeline, partially offset by a decrease in plant construction and other property additions and the absence of the acquisitions of Pivotal LNG, Inc. and an additional interest in Atlantic Coast Pipeline.

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

Net cash provided by Dominion Energy's financing activities increased $2.8 billion primarily due to the absence of common stock repurchases and lower common stock dividend payments, partially offset by lower net issuances of debt.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2021, Dominion Energy’s Consolidated Balance Sheets include $391 million with respect to such notes presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

See Note 16 to the Consolidated Financial Statements for further information regarding Dominion Energy’s credit facilities, liquidity and significant financing transactions, including a $900 million Sustainability Revolving Credit Agreement entered into in June 2021, a $1.3 billion term loan credit agreement entered into in July 2021, the issuance of $1.0 billion of 2.25% senior notes in August 2021 and the redemption of the remaining principal outstanding of $800 million of its July 2016 hybrids in August 2021.

In November 2021, Dominion Energy received commitments from lenders for its subsidiary holding its noncontrolling interest in Cove Point to issue approximately $2.5 billion in long-term debt secured by its noncontrolling interest in Cove Point.  The proceeds are expected to be utilized to repay portions of Dominion Energy’s long-term debt.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the use of capital markets by Dominion Energy as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2021, there have been no changes in Dominion Energy’s credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, there is a discussion on the various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2021, there have been no material changes to debt covenants, nor any events of default under Dominion Energy’s debt covenants.

Subsidiary Dividend Restrictions

As of September 30, 2021, there have been no material changes to the subsidiary dividend restrictions disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2021, there have been no material changes outside the ordinary course of business to Dominion Energy’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Off-Balance Sheet Arrangements

As of September 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the matter disclosed in the Use of Off-Balance Sheet Arrangements section in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion Energy’s Consolidated Financial Statements that may impact future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended

December 31, 2020, Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and Note 17 to the Consolidated Financial Statements in this report.

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

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021.  The total cost of the project is estimated to be approximately $10 billion, excluding financing costs.  Virginia Power’s estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $80-90/MWh.  Following a competitive procurement process, Virginia Power has entered into or is in the final stages of negotiating fixed price contracts for the major offshore construction and equipment components.  The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.9 billion and 3.9 billion kr., which have been included within the cost estimate above based on a spot price from the third quarter of 2021.  In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel.  As a result, any changes in applicable exchange rates or commodity indices could result in a change to the ultimate cost of the project.  Virginia Power is evaluating hedging strategies, subject to approval by the Virginia Commission, to mitigate such risk.  In addition, the offshore construction scope is expected to include an approximately 20-month lease contract with an affiliated entity, pending approval by the Virginia Commission, for the use of a Jones Act compliant offshore wind installation vessel currently under development. Virginia Power has completed the conceptual design phase for the project’s onshore electric transmission facilities and selected a recommended route with consideration given for resiliency and minimizing environmental impacts.  Any changes to the onshore route necessitated during the receipt of various permitting approvals could result in upward pressure on the estimated cost of the project. Upon receiving approvals from the Virginia Commission and other permitting entities, Virginia Power anticipates commencing major construction activities in 2023 and the project is expected to be placed in service by the end of 2026.  Virginia Power expects to incur approximately 80% of the project costs from 2023 through 2025.  Through September 30, 2021, Virginia Power had incurred approximately $170 million of project costs.  Virginia Power anticipates funding the project consistent with its approved debt to equity capitalization structure. The project is vital for Virginia Power to meet the renewable energy portfolio standard established in the VCEA and is consistent with the criteria within the VCEA for the construction of an offshore wind facility deemed to be in the public interest as well as the guidelines facilitating cost recovery.  See additional discussion of the VCEA provisions concerning renewable generation projects in Note 13 to the Companies’ Annual Report on Form 10-K for year ended December 31, 2020.

Southeast Energy Exchange Market

In February 2021, DESC and the other members of the Southeast Energy Exchange Market submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October 2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The members expect the Southeast Energy Exchange Market platform to be operational in 2022.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $24 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of September 30, 2021. A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $2 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2020.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease in fair value of $2 million and $35 million of Virginia Power’s commodity-based derivative instruments as of September 30, 2021 and December 31, 2020, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2021 or December 31, 2020.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate block agreements to manage interest rate risk. As of September 30, 2021, Dominion Energy and Virginia Power had $8.3 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $143 million and $115 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at September 30, 2021. As of December 31, 2020, Dominion Energy and Virginia Power had $6.9 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $124 million and $75 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2020.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $678 million, $130 million and $662 million for the nine months ended September 30, 2021 and 2020, and the year ended December 31, 2020, respectively. Net realized gains and losses include gains and losses from the sale of investments. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $50 million for the nine months ended September 30, 2021, and a net increase in unrealized gains on debt investments of $42 million and $57 million for the nine months ended September 30, 2020 and the year ended December 31, 2020, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $335 million, $31 million and $287 million for the nine months ended September 30, 2021 and 2020, and the year ended December 31, 2020, respectively. Net realized gains and losses include gains and losses from the sale of investments. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $24 million for the nine months ended September 30, 2021, and a net increase in unrealized gains on debt investments of $22 million and $29 million for the nine months ended September 30, 2020 and the year ended December 31, 2020, respectively.

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

The development and construction of the CVOW Commercial Project involves significant risks.

The CVOW Commercial Project is a large-scale, complex project that will take several years to complete.  Significant delays or cost increases, or an inability to recover certain project costs, could have an adverse effect on the Companies’ financial condition, cash flows and results of operations.  If the Companies are unable to complete the development and construction of the CVOW Commercial Project or decide in the future to delay or cancel the project, the Companies may not be able to recover all or a portion of their investment in the project and may incur substantial cancellation payments under existing contracts or other substantial costs associated with any such delay or cancellation.  The Companies’ ability to complete the CVOW Commercial Project within the currently proposed timeline, or at all, and consistent with current cost estimates is subject to various risks and uncertainties, certain of which are beyond the Companies’ control.

The development and construction of the CVOW Commercial Project is dependent on the Companies’ ability to obtain and maintain various local, state and federal permits and other regulatory approvals, including Virginia Commission approval for rider recovery of project costs.  In addition, the design and route of the project’s onshore electric transmission and other facilities remain subject to regulatory review and approval.  Changes in the design and route of these onshore facilities, including an increase in amount of undergrounding, would likely increase project costs. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may impact the timing and receipt of permits or other regulatory approvals or otherwise delay or increase the cost of the project.

The Companies’ ability to invest the significant financial resources necessary for the CVOW Commercial Project is dependent on the Companies’ access to the financial markets in a timely and cost-effective manner.  A decline in the Companies’ credit worthiness, an unfavorable market reputation of either the Companies or their industry or general market disruptions could adversely impact financing costs and increase the overall cost of the project.

The development and construction of the CVOW Commercial Project is also dependent on the ability of certain key suppliers and contractors to timely satisfy their obligations under contracts entered into or expected to be entered into.  Given the unique equipment and expertise required for this project, the Companies may not be able to remedy in a timely and cost-effective manner, if at all, any failure by one or more of these suppliers or contractors to timely satisfy their contractual obligations.  Certain of the fixed price contracts for major offshore construction and equipment components are denominated in Euros and Danish kroner, including those which contain commodity indexing provisions linked to steel.  Accordingly, to the extent the Companies are unable to, including from the inability to receive approval from the Virginia Commission, or elect not to, hedge their exposure to these currencies, adverse fluctuations in the applicable exchange rates would likely adversely affect the cost of the CVOW Commercial Project.  Similarly, adverse fluctuations in the price of certain raw materials, including steel, would likely, to the extent not hedged by the Companies, adversely affect the overall costs incurred to develop and construct the project.

The development and construction of the CVOW Commercial Project involves the use of new turbine technology and will take place in a marine environment, which presents unique challenges and will require the use of a specialized workforce and specialized equipment.  In addition, the timely installation of the turbines is dependent on the completion and availability of a Jones Act compliant vessel currently under construction, and regulatory approval for Virginia Power to use an affiliate’s vessel.

The timeline for development and construction of the CVOW Commercial Project may also be negatively impacted by severe weather events or marine wildlife, including migration patterns of endangered and protected species, both of which are outside of the control of the Companies and its contractors.  Any significant delays in the project timeline, including from any of the factors discussed above, resulting in both the delay of commencement of construction to 2024 or later combined with a delay to the in-service date to 2028 or later may impact the ability of the Companies to recover the costs of the CVOW Commercial Project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/21 - 7/31/21	—	$—	—	$ 0.92 billion
8/1/21 - 8/31/21	—	—	—	0.92 billion
9/1/21 - 9/30/21	321	74.58	—	0.92 billion
Total	321	74.58	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

ITEM 5. OTHER INFORMATION

Effective November 3, 2021, Dominion Energy amended Section IIIA(9)(d)(i) of its Articles of Incorporation to provide that, in connection with the conversion of any share of Series A Preferred Stock, Dominion Energy will (i) select as the “settlement method” either “cash settlement” or “combination settlement” and (ii) in the event it selects “combination settlement,” specify a “specified dollar amount” of not less than $1,000.  Under the terms of the Articles of Incorporation, the amendment did not require shareholder approval.  The foregoing description is qualified in its entirety by reference to the full text of the Articles of Incorporation, as amended, which are filed as Exhibit 3.1.a hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as restated and further amended, effective November 3, 2021 (filed herewith)	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 5, 2021 (Exhibit 3.1, Form 8-K filed May 6, 2021, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489).

X

10.1

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (filed herewith).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 5, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 5, 2021	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer