Form 10-K
period 2021-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2022-02-24
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Dominion Energy, Inc.    Yes  ☐    No  ☒    Virginia Electric and Power Company    Yes  ☐    No  ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy was approximately $59.3 billion based on the closing price of Dominion Energy’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy’s most recently completed second fiscal quarter. Dominion Energy is the sole holder of Virginia Electric and Power Company common stock. At February 11, 2022, Dominion Energy had 810,463,489 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy’s 2022 Proxy Statement are incorporated by reference in Part III.

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

Dominion Energy’s 2019 Series A Equity Units issued in June 2019, initially in the form of 2019 Series A Corporate Units, consisting of a stock purchase contract and a 1/10 interest in a share of the Series A Preferred Stock

2020 BLS Industry Average OSHA Recordable Rate

An average of the OSHA Recordable Rate for 2020 published by the Bureau of Labor Statistics for electric power generation, transmission and distribution (NAICS code 2211) and natural gas distribution (NAICS code 2212)

2021 Triennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020

2022 Proxy Statement	Dominion Energy 2022 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 622 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
BHE

The legal entity, Berkshire Hathaway Energy Company, one or more of its consolidated subsidiaries (including Dominion Energy Gas, Dominion Energy Midstream and Cove Point effective November 1, 2020), or the entirety of Berkshire Hathaway Energy Company and its consolidated subsidiaries

Birdseye	Birdseye Renewable Energy, LLC
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Caiman Energy II, LLC and FR BR Holdings, LLC effective December 2018
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CH4	Methane

Abbreviation or Acronym	Definition
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

DECGS	Carolina Gas Services, Inc. (formerly known as Dominion Energy Carolina Gas Services, Inc.)
DECP Holdings	The legal entity DECP Holdings, Inc., which holds Dominion Energy’s noncontrolling interest in Cove Point
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
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

Abbreviation or Acronym	Definition
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

Dominion Privatization	Dominion Utility Privatization, LLC, a partnership between Dominion Energy and Patriot
DSM	Demand-side management
DSM Riders	Rate adjustment clauses, designated Riders C1A, C2A, C3A and C4A, associated with the recovery of costs related to certain Virginia DSM programs approved in DSM cases
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Energy Choice	Program authorized by the Ohio Commission which provides energy customers with the ability to shop for energy options from a group of suppliers certified by the Ohio Commission
EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
ESA Excess Tax Benefits	Endangered Species Act Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fitch	Fitch Ratings Ltd.
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Four Brothers Holdings, LLC, a subsidiary of Clearway
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Granite Mountain Renewables, LLC, a subsidiary of Clearway
Grassfield Solar	An approximate 20 MW utility-scale solar power station under development in Chesapeake, Virginia
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,629 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia

Abbreviation or Acronym	Definition
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia
Hopewell	Polyester biomass power station
Idaho Commission	Idaho Public Utilities Commission
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Iron Springs Renewables, LLC, a subsidiary of Clearway
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
June 2006 hybrids	Dominion Energy’s 2006 Series A Enhanced Junior Subordinated Notes due 2066
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
Mtpa	Million metric tons per annum
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGL	Natural gas liquid
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

Abbreviation or Acronym	Definition
Norge Solar	An approximate 20 MW utility-scale solar power station under development in James City County, Virginia
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
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

NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Health and Safety Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
Patriot	Patriot Utility Privatizations, LLC, a partnership between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PREP	Pipeline Replacement and Expansion Program, a program of replacing, upgrading and expanding natural gas utility infrastructure deployed by Hope
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
Q-Pipe Group	Collectively, Dominion Energy Questar Pipeline, DEQPS and QPC Holding Company, LLC (including its subsidiary Questar Southern Trails Pipeline Company)
Q-Pipe Transaction	A previously proposed sale by Dominion Energy to BHE of the Q-Pipe Group pursuant to a purchase and sale agreement entered into on October 5, 2020 and terminated on July 9, 2021
Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RCC	Replacement Capital Covenant
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015 and 2018

RGGI	Regional Greenhouse Gas Initiative
RICO	Racketeer Influenced and Corrupt Organizations Act
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
Rider CE	A rate adjustment clause associated with the recovery of costs related to certain renewable generation facilities in Virginia
Rider D	A rate mechanism which allows PSNC to recover from customers all prudently incurred gas costs and certain uncollectible expenses as well as losses on negotiated gas and transportation sales
Rider E

A rate adjustment clause associated with the recovery of costs related to certain capital projects at Virginia Power’s electric generating stations to comply with federal and state environmental laws and regulations

Rider GT	A rate adjustment clause associated with the recovery of costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County

Abbreviation or Acronym	Definition
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider OSW	A rate adjustment clause associated with costs incurred to construct, own and operate the CVOW Commercial Project
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
Rider RPS	A rate adjustment clause associated with the recovery of costs related to the mandatory renewable portfolio standard program established by the VCEA
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider SNA

A rate adjustment clause associated with costs relating to the preparation of the applications for subsequent license renewal to the NRC to extend the operating licenses of Surry and North Anna and related projects

Rider T1

A rate adjustment clause to recover the difference between revenues produced from transmission rates included in base rates, and the new total revenue requirement developed annually for the rate years effective September 1

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
ROIC	Return on invested capital
RSN	Remarketable subordinated note
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
Sadler Solar	A 100 MW utility-scale solar power station located in Greensville County, Virginia, also referred to as Dry Bread
SAFSTOR

A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI through December 2021
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
September 2006 hybrids	Dominion Energy’s 2006 Series B Enhanced Junior Subordinated Notes due 2066
SERC	Southeast Electric Reliability Council
Series A Preferred Stock	Dominion Energy’s 1.75% Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina

Abbreviation or Acronym	Definition
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Southwest Gas	The legal entity, Southwest Gas Holdings, Inc., one or more of its consolidated subsidiaries, or the entirety of Southwest Gas Holdings, Inc. and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
Sycamore Solar	An approximate 42 MW utility-scale solar power station under development in Pittsylvania County, Virginia
Terra Nova Renewable Partners

The legal entity, Terra Nova Renewable Partners, LLC, a partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets, or one or more of its consolidated subsidiaries

Three Cedars	Granite Mountain and Iron Springs, collectively
TSR	Total shareholder return
UEX Rider	Uncollectible Expense Rider deployed by East Ohio
Ullico	The legal entity, Ullico Inc., one or more of its consolidated subsidiaries, or the entirety of Ullico Inc. and its consolidated subsidiaries
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

VOC	Volatile organic compounds
Warren County	A 1,349 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
WECTEC	WECTEC Global Project Services, Inc., a wholly-owned subsidiary of Westinghouse
West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Wexpro Agreement	An agreement which sets forth the rights of Questar Gas to receive certain benefits from Wexpro’s operations, including cost-of-service gas
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

Part I

Item 1. Business

GENERAL

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and distributors of energy. Dominion Energy is committed to safely delivering sustainable, reliable and affordable energy and achieving net zero carbon and methane emissions by 2050. Dominion Energy’s strategy is to be a leading sustainable provider of electricity, natural gas and related services to customers primarily in the eastern and Rocky Mountain regions of the U.S. As of December 31, 2021, Dominion Energy’s portfolio of assets includes approximately 30.2 GW of electric generating capacity, 10,700 miles of electric transmission lines, 78,000 miles of electric distribution lines and 95,700 miles of gas distribution mains and related service facilities, which are supported by 6,000 miles of gas transmission, gathering and storage pipeline. As of December 31, 2021, Dominion Energy operates in 13 states and serves approximately 7 million customers.

Dominion Energy continues to focus on expanding and improving its regulated and long-term contracted electric and natural gas utility businesses while transitioning to a cleaner energy future. Its growth capital expenditure plan for 2022 through 2026 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, strategic undergrounding and energy conservation programs. Renewable generation facilities are expected to include significant investments in utility-scale solar and offshore wind projects. In addition, Dominion Energy has either received or applied for license extensions for its regulated nuclear power stations in Virginia. Other drivers for the growth capital plan include renewable natural gas initiatives and the replacement and modernization of gas distribution pipeline. Dominion Energy also plans to continue upgrading its gas and electric transmission and distribution networks while also meeting environmental requirements and standards set by various regulatory bodies.

Dominion Energy has continued its transition to a more state-regulated earnings mix as evidenced by its capital investments in regulated infrastructure, the SCANA Combination, the completed sale of substantially all of its gas transmission and storage operations and the divestiture of interests in certain nonregulated generating facilities and natural gas gathering and processing investments. Dominion Energy expects approximately 90% of earnings from its primary operating segments to come from state-regulated electric and natural gas utility businesses. Dominion Energy’s nonregulated operations consist of primarily long-term contracted electric generation operations and its investment in Cove Point. Dominion Energy’s operations are conducted through various subsidiaries, including SCANA and Virginia Power.

SCANA, which operates as a wholly-owned subsidiary of Dominion Energy, is primarily engaged in the generation, transmission and distribution of electricity in the central, southern and southwestern portions of South Carolina and in the distribution of natural gas in North Carolina and South Carolina. DESC, a wholly-owned subsidiary of SCANA, is consolidated by Dominion Energy and is an SEC registrant. However, its Form 10-K is filed separately and is not combined herein.

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

Sales to BHE and Southwest Gas

In November 2020, Dominion Energy completed the GT&S Transaction with BHE for approximately $2.7 billion in cash proceeds and the assumption by BHE of approximately $5.3 billion of related long-term debt.

In December 2021, Dominion Energy completed the sale of the Q-Pipe Group to Southwest Gas for approximately $1.5 billion in cash proceeds and the assumption by Southwest Gas of $430 million of related long-term debt.

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

Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million in cash consideration, subject to customary closing adjustments. This transaction is expected to close by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the West Virginia Commission, and other customary closing and regulatory conditions. See Note 3 to the Consolidated Financial Statements for additional information.

Electric Generation Facilities

Acquisition of Virginia Power Solar Projects

In 2019 through 2021, Virginia Power entered into and completed the acquisitions of several primarily early-stage solar development projects in Virginia, including both non-jurisdictional facilities and those expected to be recovered under Rider CE.

In 2021, Virginia Power entered into and completed the acquisitions of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.3 billion once constructed, including initial acquisition costs, and generate approximately 697 MW combined.

In 2020, Virginia Power entered into and completed the acquisition of various solar development projects in Virginia. These projects are expected to cost a total of approximately $560 million once constructed, including initial acquisition costs, and generate approximately 282 MW combined.

In 2019, Virginia Power entered into agreements to acquire various solar development projects in Virginia, with the acquisitions completed in 2019 and 2020.  These projects are expected to cost a total of approximately $760 million once constructed, including initial acquisition costs, and generate approximately 448 MW combined.

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

See Note 10 to the Consolidated Financial Statements for additional information.

Sale of Non-Wholly-Owned Nonregulated Solar Facilities

In 2021, Dominion Energy completed the sale of SBL Holdco, which held Dominion Energy’s remaining 67% controlling interest in certain nonregulated solar projects, to Terra Nova Renewable Partners for cash proceeds of $209 million and the assumption by Terra Nova Renewable Partners of $265 million of related long-term debt.

In 2021, Dominion Energy completed the sale of its remaining 50% controlling interest in Four Brothers and Three Cedars to Clearway for cash proceeds of $331 million.

See Note 10 to the Consolidated Financial Statements for additional information.

Equity Method Investments

Acquisition of Interest in Wrangler

In December 2019, Dominion Energy acquired a 20% noncontrolling interest in Wrangler along with $301 million in cash as part of its initial contribution of certain retail energy marketing operations.  In November 2020, Dominion Energy completed the second contribution consisting of certain retail energy natural gas contracts, receiving $74 million in cash and maintaining its 20% noncontrolling interest in Wrangler. In December 2021, Dominion Energy completed the final contribution consisting of its remaining nonregulated natural gas retail energy marketing operations and receiving $127 million in cash.

See Note 9 to the Consolidated Financial Statements for additional information.

Expected Acquisition of Interest in Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Energy expects to contribute its existing privatization operations, excluding contracts held by DESC, in South Carolina, Texas, Pennsylvania and Virginia for cash proceeds totaling $168 million, subject to customary closing adjustments, and a 50% noncontrolling ownership interest in Dominion Privatization following closing of the contributions expected to occur by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions.

See Note 9 to the Consolidated Financial Statements for additional information.

HUMAN CAPITAL

One of Dominion Energy's greatest strengths is its employees and Dominion Energy is committed to providing them with a safe, diverse and inclusive workplace. The ability to attract, develop and retain a diverse workforce is integral to the long-term success of Dominion Energy. At December 31, 2021, Dominion Energy had approximately 17,100 full-time employees, of which approximately 4,700 are subject to collective bargaining agreements, including approximately 6,000 full-time employees at Virginia Power, of which approximately 2,500 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2021, Dominion Energy experienced an OSHA Recordable Rate of 0.46 compared to 0.41 in 2020. These rates reflect Dominion Energy’s dedication to safety when compared to a 2020 BLS Industry Average OSHA Recordable Rate of 1.5. As

evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure. Furthermore, Dominion Energy has been proactive in protecting its workforce during the global COVID-19 pandemic by establishing safety protocols, including requirements to wear face coverings and maintain physical distancing as well as new procedures for enhanced cleaning and temperature screening, adapting its approach as the pandemic has evolved. Dominion Energy also facilitated telecommuting and hybrid work options for many employees and expanded paid time off and other benefits to help employees cope with disruptions caused by the pandemic.

Dominion Energy works to recruit, retain and develop the careers of talented individuals who reflect the communities it serves. To cultivate this diversified workforce, Dominion Energy focuses on workforce diversity and inclusion while fostering an environment where employees can utilize their unique strengths, skills, personalities and life experiences. In October 2020, Dominion Energy announced its commitment to increase workforce diversity by 1% annually until it achieves at least 40% diverse representation. During 2021, Dominion Energy increased diverse representation within its workforce from 34.6% to 35.4%. For the purposes of measuring diversity, Dominion Energy includes non-minority female, minority male, minority female and undeclared female. In 2021 and 2020, the percentage of new hires that are diverse was 56% and 50%, respectively. Dominion Energy sponsors eight employee resource groups to support and reinforce its culture of inclusiveness by enabling employees with shared interests and backgrounds to work together to create community, provide networking opportunities and encourage professional development. The employee resource groups are aligned to support various forms of diversity and inclusion, including gender, sexual orientation, gender identity and expression, race, veteran status, age, ability and cultural heritage. To further advance these initiatives, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a performance measure for participation in diversity and inclusion training.

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

CYBERSECURITY

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems, including oversight by the Board of Directors as well as the finance and risk oversight board committee. The Companies are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. See Item 1A. Risk Factors for discussion of related risks.

OPERATING SEGMENTS

Dominion Energy manages its daily operations through four primary operating segments: Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets. See Note 26 to the Consolidated Financial Statements for a summary description of operations within each of the four primary operating segments. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service companies and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 to the Consolidated Financial Statements and its equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

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

Virginia Power’s growth capital plan includes spending approximately $27 billion from 2022 through 2026 to construct new generation capacity, including the CVOW Commercial Project, to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance and to upgrade or add new transmission lines, distribution lines, substations, and other facilities, as well as maintain existing generation capacity. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers, as well as support its Subsequent License Renewal projects as it has received approval for or is seeking 20-year license extensions for the regulated nuclear fleet in Virginia. See Properties and Environmental Strategy for additional information on this and other utility projects.

Virginia Power has also created a ten-year plan through 2028 to transform its electric grid into a smarter, stronger and greener grid. This plan will address the structural limitations of Virginia Power’s distribution grid in a systematic manner in order to recognize and accommodate fundamental changes and requirements in the energy industry. The objective is to address both customer and system needs by (i) achieving even higher levels of reliability and resiliency against natural and man-made threats, (ii) leveraging technology to enhance the customer experience and improve the operation of the system and (iii) safely and effectively integrating new utility-scale renewable generation and storage as well as customer–level distributed energy resources such as rooftop solar and battery storage. The Virginia Commission has approved portions of this plan through 2023.

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 82% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 141 minutes for the three-year average ending 2021, down from the previous three-year average of 146 minutes. This decrease is primarily due to decreased storm activity.

Earnings may also reflect variations in the timing or nature of expenses as compared to those contemplated in current rates, such as labor and benefit costs, capacity expenses, the timing, duration and costs of scheduled and unscheduled outages as well as certain customers’ ability to choose a generation service provider. The cost of fuel and purchased power is generally collected through fuel cost-recovery mechanisms established by regulators and does not materially impact net income. The cost of new generation facilities is generally recovered through riders in Virginia. Variability in earnings from riders reflects changes in the authorized ROE and the carrying amount of these facilities, which are largely driven by the timing and amount of capital investments, as well as depreciation. See Note 13 to the Consolidated Financial Statements for additional information.

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

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The total cost of the project is estimated to be approximately $10 billion, excluding financing costs. Virginia Power’s estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $80-90/MWh. Following a competitive procurement process, Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr., which have been included within the cost estimate above based on a spot price from the third quarter of 2021. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices could result in a change to the ultimate cost of the project. Virginia Power is evaluating hedging strategies, subject to approval by the Virginia Commission, to mitigate such risk. In December 2021, Virginia Power filed an application with the Virginia Commission for approval of a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development. The proposed lease is expected to begin in August 2025 with a total cost of approximately $240 million. Virginia Power has completed the conceptual design phase for the project’s onshore electric transmission facilities and selected a recommended route with consideration given for resiliency and minimizing environmental impacts. Any changes to the onshore route necessitated by the receipt of various permitting approvals could result in upward pressure on the estimated cost of the project. Upon receiving approvals from the Virginia Commission and other permitting entities, Virginia Power anticipates commencing major construction activities in 2023 and the project is expected to be placed in service by the end of 2026. Virginia Power expects to incur approximately 80% of the project costs from 2023 through 2025. Through December 31, 2021, Virginia Power had incurred approximately $290 million of costs.  Virginia Power anticipates funding the project consistent with its approved debt to equity capitalization structure. The project is vital for Virginia Power to meet the renewable energy portfolio standard established in the VCEA and is consistent with the criteria within the VCEA for the construction of an offshore wind facility deemed to be in the public interest as well as the guidelines facilitating cost recovery. See additional discussion of the VCEA provisions concerning renewable generation projects in Note 13 to the Consolidated Financial Statements.

In addition, Virginia Power is developing, financing and constructing new generation capacity as well as seeking license extensions on zero carbon generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development as well as significant projects under consideration are set forth below:

•

Virginia Power plans to invest approximately $6.8 billion from 2022 to 2026 to acquire or construct several solar facilities totaling approximately 3.4 GW of expected generating capacity when placed in service. Virginia Power has projects under various stages of development which, as of December 31, 2021, represent a potential generating capacity of approximately 4.8 GW. The facilities include both those to serve utility and non-jurisdictional customers. See Notes 10 and 13 to the Consolidated Financial Statements for more information.

•

To support its development of solar generation facilities serving utility customers, Virginia Power plans to invest approximately $0.6 billion from 2022 to 2026 to acquire or construct multiple battery storage facilities in Virginia, totaling approximately 309 MW of expected storage capacity when placed in service. Virginia Power has projects under various stages of development which, as of December 31, 2021, represent a potential storage capacity of approximately 1.1 GW. See Note 13 to the Consolidated Financial Statements for more information.

•

Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two nuclear units at North Anna. See Nuclear Decommissioning below for more information on these facilities.

•	Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7 for more information on this project.
•	Virginia Power is considering the construction of a hydroelectric pumped storage facility in Southwest Virginia.
•	Virginia Power is considering the construction of simple cycle combustion turbines in Virginia for reliability purposes.

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in capital expenditures of approximately $1.6 billion from 2022 through 2026.

Virginia Power is investing in transmission substation physical security and expects to invest an additional $100 million to $150 million through 2026 to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process and create multiple levels of security.

Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $175 million and is expected to be completed by 2028. The Virginia Commission has approved five phases of the program encompassing approximately 1,672 miles of converted lines and $728 million in capital spending (with $706 million recoverable through Rider U).

See Note 13 to the Consolidated Financial Statements for more information.

Investments

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Energy expects to contribute its existing privatization operations, excluding contracts held by DESC, in South Carolina, Texas, Pennsylvania and Virginia for cash proceeds totaling $168 million, subject to customary closing adjustments, and a 50% noncontrolling ownership interest in Dominion Privatization following closing of the contributions expected to occur by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions.

See Note 9 to the Consolidated Financial Statements for additional information.

Sources of Energy Supply

Virginia Power uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements and to satisfy physical forward sale requirements. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2021	2020	2019
Natural gas	40%	48%	41%
Nuclear(1)	29	32	29
Purchased power, net	17	7	17
Coal(2)	9	9	8
Renewable and Hydro(3)	5	4	5
Total	100%	100%	100%
(1)	Excludes ODEC’s 11.6% undivided ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% undivided ownership interest in the Clover power station.
(3)	Includes solar and biomass.

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

Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. Amounts collected from ratepayers have been placed into trusts and are invested to fund the expected future costs of decommissioning the Surry and North Anna units.

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

Under the current operating licenses, Virginia Power is scheduled to decommission the Surry and North Anna units during the period 2038 to 2112. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. In 2021, Virginia Power was granted an additional 20 years for its operating licenses for the two units at Surry. Under these license extensions, the two units will be allowed to generate electricity through 2052 and 2053. In 2020, Virginia Power submitted a license renewal application for the two units at North Anna. Under this renewal application, the two units will be allowed to generate electricity through 2058 and 2060, if approved. Between the four units, Virginia Power estimates that it could spend approximately $4 billion through 2035 on capital improvements. The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs.

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2021 dollars)(1)	Funds in trusts at December 31, 2021(2)
(dollars in millions)
Surry
Unit 1	2052	$833	$1,056
Unit 2	2053	824	1,040
North Anna
Unit 1(3)	2038	747	844
Unit 2(3)	2040	751	794
Total		$3,155	$3,734
(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs and includes the expectation that 20-year license extensions are approved for both units at North Anna.

(2)	Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2021.
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

GAS DISTRIBUTION

The Gas Distribution Operating Segment of Dominion Energy includes Dominion Energy’s regulated natural gas sales, transportation, gathering, storage and distribution operations in Ohio, West Virginia, North Carolina, Utah, southwestern Wyoming and southeastern Idaho (through East Ohio, Hope, PSNC and Questar Gas) which collectively serve approximately 3.1 million residential, commercial and industrial customers. Gas Distribution also includes nonregulated renewable natural gas facilities in operation and under development, including Dominion Energy’s investment in Align RNG. See Investments below for additional information regarding the Align RNG investment.

Gas Distribution’s growth capital plan includes spending approximately $5 billion from 2022 through 2026 to upgrade existing or add new infrastructure to meet growing energy needs and retain reliability within its service territory as well as investments in renewable natural gas infrastructure projects. Planned capital spending is driven by infrastructure needs from a growing customer base in states with expanding economies, replacing aging assets for reliability, safety and sustainability and meeting demands for natural gas to support the transition from more carbon intensive fuels.

Earnings for the Gas Distribution Operating Segment of Dominion Energy primarily result from rates established by the Ohio, West Virginia, North Carolina, Utah, Wyoming and Idaho Commissions. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings primarily results from changes in operating and maintenance expenditures, as well as changes in rates and the economy, including customer growth.

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

East Ohio offers an Energy Choice program, under which residential customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program and have it delivered by East Ohio. At December 31, 2021, approximately 1.1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.

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

In all of Dominion Energy’s gas service territories, electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential and commercial markets. Competition for heating as well as general household and small commercial energy needs generally occurs at the initial installation phase when the customer or builder makes the decision as to which types of equipment to install. As a result, customers tend to use their chosen energy source for the life of the equipment.

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

Questar Gas— In 2010, Questar Gas began replacing aging high pressure infrastructure under a cost-tracking mechanism that allows it to place into rate base and earn a return on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. As part of the 2019 Utah base rate case, the Utah Commission approved an annual spending budget of $72 million for the replacement program, to be adjusted annually for inflation.

In 2018, legislation became effective in Utah which is designed to spur economic growth in rural communities without natural gas service. Pursuant to its 2019 Utah base rate case, Questar Gas is permitted to spend up to $70 million over the three years, and up to $174 million over five years, for expansion of distribution facilities to bring natural gas to residential and commercial customers in rural parts of Utah, as approved by the Utah Commission.

The Utah Commission has provided approval for Questar Gas to construct an LNG storage facility with a liquefaction rate of 8.2 million cubic feet per day.  The project is expected to cost approximately $210 million, excluding financing costs, and is anticipated to be placed into service in late 2022.

PSNC—The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. Projected integrity management plan investment, excluding the costs associated with the project noted below, for the period 2021 to 2023 is expected to be approximately $111 million.

During 2020, construction began on 11 miles of transmission pipeline in Buncombe County, NC. After an analysis was performed under the integrity management program, the new transmission line was deemed necessary to offset the capacity losses on the existing line due to lower pressure being utilized in order to meet federal safety requirements. The project is expected to cost approximately $55 million and had approximately 10 miles placed into service in December 2021 with the remaining portion anticipated to be placed into service in late 2022.

Non-Utility Renewable Natural Gas—In December 2019, Dominion Energy announced the formation of a strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to capture methane from dairy farms and convert it into pipeline quality natural gas. In August 2021, Dominion Energy announced an expansion of the partnership, increasing its commitment up to $1 billion. During 2020 and 2021 construction began on seven dairy renewable natural gas facilities located in Colorado, Nevada, Idaho, Georgia and Texas expected to be placed in service in 2022 and 2023 with an estimated total cost of approximately $345 million, excluding financing costs.

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc.  Align RNG expects to invest $500 million to develop assets to capture methane from swine farms across Virginia, North Carolina, Utah, Arizona and California and convert it into pipeline quality natural gas. In July 2020, Align RNG placed its first project, located in Milford, UT, in service and the project produced 11,200 Dths of renewable natural gas through December 31, 2020. In 2021, the project produced 39,800 Dths of renewable natural gas. Currently, Align RNG has three additional projects under construction in North Carolina, Arizona and Virginia with an estimated total cost of approximately $150 million. These facilities are expected to be placed in service by the end of 2022.

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

Seasonality

Gas Distribution’s customer demand varies seasonally as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Accordingly, customer demand is highest during the heating season which is generally from November to March; however, implementation of rate mechanisms for transportation services for East Ohio, and gas sales for Questar Gas and PSNC mitigate the earnings impact of weather-related fluctuations.

DOMINION ENERGY SOUTH CAROLINA

The Dominion Energy South Carolina Operating Segment is comprised of DESC’s generation, transmission and distribution of electricity to approximately 772,000 customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 419,000 residential, commercial and industrial customers in South Carolina.

DESC’s growth capital plan includes spending approximately $2 billion from 2022 through 2026 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.

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

Revenue provided by DESC’s electric generation operations is primarily derived from the sale of electricity generated by its utility generation assets and is based on rates established by the South Carolina Commission. Variability in earnings may arise when revenues are impacted by factors not reflected in current rates, such as the impact of weather, customer demand or the timing and nature of expenses or outages. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 82 minutes for the three-year average ending 2021, compared to the previous three-year average of 87 minutes.

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

DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:

In 2020, DESC began the upgrade of its electric and gas systems to an AMI whereby smart meters will be installed throughout its service area. As of December 31, 2021, DESC has completed the installation of approximately 550,000 of the planned 1.1 million smart meters. This project is estimated to cost approximately $140 million and be completed in mid-2023.

DESC continues to develop electric transmission projects which commenced in 2020 in connection with two new nuclear plants under development by Southern. These transmission projects are required to be in place prior to these plants beginning operations to maintain reliability. These projects, costing approximately $75 million in aggregate, were scheduled to be placed in service in phases through 2022. Approximately 65 miles have been completed through December 2021 with the remaining approximately 23 miles scheduled to be completed by the end of 2022.

In January 2022, DESC committed to a plan to retire certain existing gas combustion turbine facilities, including certain units which currently do not have any net summer capability, and replace them with new gas combustion turbine units at the Williams and Parr facilities to increase reliability and reduce emissions. The replacement facilities are expected to be placed in service by the end of 2025 at an estimated cost of approximately $310 million, excluding financing costs, and have a total winter generating capacity of approximately 171 MW.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements. Presented below is a summary of DESC’s actual system output by energy source:

Source	2021	2020	2019
Natural gas	49%	47%	46%
Coal	20	22	27
Nuclear(1)	20	20	23
Renewable and Hydro(2)	11	11	4
Total	100%	100%	100%
(1)	Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(2)	Includes solar.

Natural gas— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to South Carolina through firm transportation agreements with various counterparties, which expire between 2022 and 2084.

Coal— DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia that will expire at various times throughout 2022 and 2023. Spot market purchases may occur when needed or when prices are believed to be favorable.

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

The estimated cost to DESC to decommission its 66.7% ownership in Summer is reflected in the table below and is primarily based upon site-specific studies completed in 2020. These cost studies are generally completed every four to five years. Santee Cooper is responsible for the remaining decommissioning costs, proportionate with its 33.3% ownership in Summer. The cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating license expires. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. DESC expects to apply for an operating license renewal for Summer.

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2021 dollars)(1)	Funds in trusts at December 31, 2021(2)
(dollars in millions)
Summer – Unit 1	2042	$764	$256

(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs and includes the expectation that a 20-year license extension is obtained.

(2)	Excludes any funds held in trust by Santee Cooper. DESC made contributions of $3 million to its nuclear decommissioning trust funds during 2021.

Also see Notes 14 and 23 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively, and Note 9 to the Consolidated Financial Statements for information about nuclear decommissioning trust investments.

CONTRACTED ASSETS

The Contracted Assets Operating Segment includes the operations of Millstone, and associated energy marketing and price risk activities, Dominion Energy’s nonregulated long-term contracted renewable electric generation fleet, solar generation facility development operations and Dominion Energy’s 50% noncontrolling interest in Cove Point.

Contracted Assets’ growth capital plan includes spending approximately $3 billion from 2022 through 2026 to expand its renewable generation fleet.

Contracted Assets derives its earnings primarily from Dominion Energy’s nonregulated generation assets, including associated capacity and ancillary services, and from its noncontrolling interest in Cove Point. Variability in earnings provided by Millstone relates to changes in market-based prices received for electricity and capacity as well as the timing, duration and costs of scheduled and unscheduled outages. Approximately half of Millstone’s output is sold under the Millstone 2019 power purchase agreements, which commenced in October 2019. Market-based prices for electricity are largely dependent on commodity prices and the demand for electricity. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion Energy manages the electric price volatility of Millstone by hedging a substantial portion of its expected near-term energy sales not subject to the Millstone 2019 power purchase agreements with derivative instruments.

Dominion Energy’s nonregulated generation fleet includes solar generation facilities in operation or development in nine states, including Virginia. The output of these facilities is sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. Variability in earnings provided by these assets relates to changes in irradiance levels due to changes in weather. See Notes 3 and 10 to the Consolidated Financial Statements for additional information regarding certain solar projects.

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

Millstone is dependent on its ability to operate in a competitive environment and does not have a predetermined rate structure that provides for an ROIC. Millstone operates within a functioning RTO and primarily competes on the basis of price. Competitors include other generating assets bidding to operate within the RTO. Millstone competes in the wholesale market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels used by generation facilities, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion Energy applies its expertise in operations, dispatch and risk management to maximize the degree to which Millstone is competitive compared to similar assets within the region.

Regulation

Contracted Assets’ generation fleet is subject to regulation by the NRC, the EPA, the DOE, the Army Corps of Engineers and other federal, state and local authorities. See Regulation, Future Issues and Other Matters in Item 7, MD&A and Notes 13 and 23 to the Consolidated Financial Statements for more information.

Properties

For a listing of facilities, see Item 2. Properties.

Dominion Energy plans to invest approximately $2.9 billion from 2022 to 2026 to acquire or construct several solar facilities in the Mid-Atlantic, Southeast and Midwest, including facilities currently under development, totaling approximately 1.6 GW of expected generating capacity when placed in service. Dominion Energy has projects under various stages of development which, as of December 31, 2021, represent a potential generating capacity of approximately 2.4 GW. See Note 10 to the Consolidated Financial Statements for more information.

Investments

Contracted Assets includes Dominion Energy’s 50% noncontrolling interest in Cove Point.  Cove Point’s gas transportation, LNG import and storage operations, as well as the Liquefaction Facility’s capacity, are contracted primarily under long-term fixed reservation fee agreements. The Liquefaction Facility has a firm contracted capacity for LNG loading onto ships of approximately 4.6 Mtpa (0.66 bcfe/day) under normal operating conditions and after accounting for maintenance downtime. In addition to the operations of the Liquefaction Facility, Cove Point receives revenue from firm fee-based contractual arrangements, including negotiated rates, for its pipeline operations and certain LNG storage and terminalling services as provided for in FERC-approved tariffs. Variability in earnings results from changes in operating and maintenance expenditures and, for FERC-regulated operations, changes in rates and demand for services.

See Item 2. Properties for a description of Cove Point’s physical assets.

See Note 9 to the Consolidated Financial Statements for further information about Dominion Energy’s equity method investment in Cove Point.

Leasing Arrangement

In December 2020, Dominion Energy signed an agreement with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be completed by the end of 2023. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. See Note 15 to the Consolidated Financial Statements for more information.

Sources of Energy Supply

Contracted Asset’s renewable fleet utilizes solar energy to power its electric generation while Millstone utilizes nuclear fuel, which is acquired primarily through a series of 5-year contracts, to power its electric generation.  In addition, Dominion Energy occasionally purchases electricity from the ISO-NE spot market to satisfy physical forward sale requirements, as described below. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

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

As part of Dominion Energy’s acquisition of both Millstone and Kewaunee, it acquired decommissioning funds for the related units. Any funds remaining in Kewaunee’s trust after decommissioning is completed are required to be refunded to Wisconsin ratepayers. Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Dominion Energy will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. The most recent site-specific studies completed for Millstone and for Kewaunee were performed in 2019 and 2018, respectively.

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone and Kewaunee are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2021 dollars)(1)	Funds in trusts at December 31, 2021(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$462	$803
Unit 2	2035	680	1,096
Unit 3(4)	2045	771	1,089
Kewaunee
Unit 1(5)	N/A	600	972
Total		$2,513	$3,960
(1)

The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.

(2)	Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone or Kewaunee during 2021.
(3)	Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)

Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2021, the minority owners held $63 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

(5)	Permanently ceased operations in 2013. See Note 3 for additional information.

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

Corporate and Other Segment-Dominion Energy

Dominion Energy’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s disposed gas transmission and storage operations as discussed in Note 3 to the Consolidated Financial Statements and its equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

Dominion Energy owns a 15% noncontrolling interest in Wrangler, following the sale of a 5% noncontrolling interest in December 2021. Wrangler’s operations, contributed by Dominion Energy in 2019 through 2021, consist of nonregulated natural gas retail energy marketing business serving customers in Ohio, Pennsylvania and Georgia as well as other southeastern states in the U.S.

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

Electric Regulation in Virginia

The Regulation Act provides for a cost-of-service rate model and permits Virginia Power to seek recovery of costs for new generation projects, including pumped hydroelectricity generation and storage facilities as well as extensions of operating licenses of nuclear power generation facilities, FERC-approved transmission costs, underground distribution lines, certain environmental compliance, conservation, energy efficiency and demand response programs and renewable energy facilities and programs through stand-alone riders, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission.

In March 2018, the GTSA reinstated base rate reviews on a triennial basis other than the 2021 Triennial Review. In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that Virginia Power may seek to recover the costs of such projects through a rider if not the subject of a CCRO. Any costs that are the subject of a CCRO are deemed recovered in base rates during the triennial period under review and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. For the purposes of measuring any customer refunds or CCRO amounts utilized under the GTSA, associated income taxes are factored into the determination of such amounts.

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

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings. DESC also submits annual filings to the South Carolina Commission for rider recovery related to its DSM program and pension costs. The DSM rider includes recovery of any net lost revenues and for a shared savings incentive.

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

Questar Gas makes routine separate filings with the Utah and Wyoming Commissions to reflect changes in the costs of purchased gas. Questar Gas’ purchased gas adjustment allows it to recover from customers all prudently incurred gas costs, including transportation costs, and certain related uncollectible expenses. A large portion of these purchased gas costs are subject to rate recovery through the Wexpro Agreement and Wexpro II Agreement. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas recovery filings generally cover a prospective twelve-month period. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

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

See Note 13 to the Consolidated Financial Statements for additional information.

Federal Regulations

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market-based rate authority, sells electricity in the PJM wholesale market and to wholesale purchasers in Virginia and North Carolina. Dominion Energy’s nonregulated generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Ohio, Connecticut, California and South Carolina, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC. In addition, Virginia Power and DESC have FERC approved tariffs to sell wholesale power at capped rates based on their respective embedded cost of generation. These cost-based sales tariffs could be used to sell to loads within or outside Virginia Power and DESC’s respective service territories. Any such sales are voluntary.

In January 2021, Virginia Power notified PJM that it was electing to satisfy its capacity requirements by becoming a Fixed Resource Requirement Entity that self-supplies the capacity needed to serve load rather than satisfying this requirement by purchasing capacity in PJM’s Reliability Pricing Model capacity market. This change is effective for the delivery year beginning June 2022. This decision does not affect day-to-day operations.

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

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.4 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

In February 2021, DESC and the other members of the Southeast Energy Exchange Market submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October 2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The members expect the Southeast Energy Exchange Market platform to be operational in the third quarter of 2022.

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

Cyber Regulations

The Companies plan and operate their facilities in compliance with approved government cyber regulatory requirements. The Companies’ employees participate on various regulatory committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. The Companies anticipate incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs such as the Transportation Security Administration’s gas sector cyber security directives. In addition, NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While the

Companies expect to incur additional compliance costs in connection with NERC, Transportation Security Administration and other governmental agency regulations, such expenses are not expected to significantly affect results of operations.

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

ENVIRONMENTAL STRATEGY

Dominion Energy is committed to a safe, sustainable, reliable and affordable energy future. In February 2020, Dominion Energy set a goal to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions: electricity purchased to power the grid, fuel for its power stations and gas distribution systems and consumption by natural gas customers. As part of the net zero commitment, Dominion Energy has specifically committed to interim targets to cut Scope 1 carbon emissions from its electric operations by 55% by 2030, relative to 2005 emissions, and cut Scope 1 methane emissions from its natural gas infrastructure operations by 65% by 2030 and by 80% by 2040, in each case relative to 2010 emissions. Dominion Energy’s commitment is highlighted by its anticipated capital investment of approximately $73 billion in projects supporting decarbonization efforts from 2022 to 2035.

To reach net zero emissions, in the near term Dominion Energy is seeking extension of the licenses of its zero-carbon nuclear fleet at North Anna similar to the license extension received for Surry, rapidly expanding wind and solar generation as well as energy storage, investing in carbon-beneficial renewable natural gas, expanding its industry-leading methane emissions-reduction programs including pursuing innovative uses of clean burning hydrogen and using low-carbon natural gas to support the integration of wind and solar generation facilities as well as energy storage facilities into the grid and requesting offers for responsibly sourced gas or from those suppliers who are committed to net zero. The strategy to meet these objectives consists of three major elements which will significantly reduce GHG emissions:

•	Clean energy diversity;
•	Innovation and energy infrastructure modernization; and

•	Conservation and energy efficiency.

Over the long term, Dominion Energy’s ability to achieve net zero emissions will require supportive legislative and regulatory policies, advancements in technology and broader investments across the economy. Dominion Energy will pursue solutions, including pilot programs, of technologies such as large-scale battery storage, carbon capture and storage, small modular reactors and hydrogen if and when they become technologically and economically feasible.

Environmental Justice

Dominion Energy seeks to build partnerships and engage with local communities, stakeholders and customers on environmental issues important to them, including environmental justice considerations such as fair treatment, inclusive involvement and effective communication. Dominion Energy commits to inclusiveness during its stakeholder engagement on decisions regarding the siting and operation of energy infrastructure and strives to include all people and communities, regardless of race, color, national origin, or income to ensure a diversity of views are considered in its public engagement process.

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

Clean Energy Diversity

To achieve its net zero commitment, Dominion Energy is pursuing a diverse mix of cleaner, more efficient and lower-emitting methods of generating and delivering energy, while advancing measures to continue dramatically reducing emissions from traditional generation and delivery. Diversifying the energy portfolio enables Dominion Energy to provide customers with cleaner options while protecting the power supply from potential disruption.

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

Renewable energy is an important component of a diverse and reliable energy mix. Dominion Energy expects to invest up to $21 billion from 2022 through 2035 in solar generation to achieve its target of 13.4 GW generating capacity in-service by the end of 2035.  As of December 31, 2021, Dominion Energy had 2.0 GW of solar generation capacity in operation across five states. In addition, Dominion Energy has projects in seven states under various stages of development which, as of December 31, 2021, represent a potential generating capacity of approximately 7.2 GW. In addition, Dominion Energy expects to invest up to $21 billion from 2022 through 2035 in offshore wind generation facilities. Dominion Energy has commenced development of the CVOW Commercial Project, expected to be placed in service by the end of 2026, along with the CVOW Pilot Project which achieved commercial operation in January 2021. To support these renewable generation facilities, Dominion Energy expects to invest up to $4 billion in energy storage facilities from 2022 through 2035. Virginia Power has projects under various stages development which, as of December 31, 2021, represent a potential storage capacity of approximately 1.1 GW.

Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Dominion Energy expects to invest from 2022 through 2035 approximately $4 billion supporting 20-year life extensions of its units at Surry and North Anna. Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two units at North Anna.

Dominion Energy is pursuing renewable natural gas through its investment in Align RNG, which is developing projects to capture and convert methane emissions from swine farms, and its strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to develop projects to capture and convert methane emissions from dairy farms across the U.S. Dominion Energy expects to invest approximately $2 billion in renewable natural gas facilities from 2022 through 2035.

See Operating Segments and Item 2. Properties for additional information.

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen, advanced nuclear technology and carbon capture technology. Further, Dominion Energy’s growth capital plan from 2022 through 2026 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, smart meters, customer information platform, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption, making Dominion Energy’s system more responsive to its customers’ desire to more efficiently manage their energy consumption and transforming its grid to be more adaptive to renewable generation resources and battery technologies.

Dominion Energy has also implemented infrastructure improvements and improved operational practices to reduce the GHG emissions for its natural gas facilities. Dominion Energy is also pursuing the construction or upgrade of regulated infrastructure in its natural gas businesses. Dominion Energy has made voluntary commitments as part of the EPA’s Natural Gas STAR Methane Challenge Program to continue to reduce methane emissions as part of these improvements. Dominion Energy is also a member of the EPA’s voluntary Natural Gas STAR Program, which the entities acquired in the SCANA Combination are expected to join in 2022. In addition, Dominion Energy is a member of the One Future Coalition, an industry group with members pledging to limit methane emissions to below 1% of gas throughput across the entire natural gas value chain.

See Operating Segments for additional information.

Conservation and Energy Efficiency

Conservation and load management play a significant role in meeting the growing demand for electricity and natural gas, while also helping to reduce the environmental footprint of Dominion Energy’s customers and lower their bills.  Dominion Energy offers various efficiency programs designed to reduce energy consumption in Virginia, North Carolina, Ohio, South Carolina, Utah and Wyoming, including programs such as:

•	Energy audits and assessments;
•	Incentives for customers to upgrade or install certain energy efficient measures and/or systems;
•	Weatherization assistance to help income-eligible customers reduce their energy usage;
•	Home energy planning, which provides homeowners with a step-by-step roadmap to efficiency improvements to reduce gas usage; and
•	Rebates for installing high-efficiency equipment and qualified electric vehicle chargers.

GHG Emissions

Dominion Energy continues to make progress on achieving its net zero emissions commitment. Through 2020, Dominion Energy has reduced direct Scope 1 CO2 equivalent carbon and methane emissions from its electric generation and natural gas operations by 42%. Through 2020, Dominion Energy has reduced carbon emissions from its electric generating units by 43% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 32% since 2010. For the purposes of these calculations, Dominion Energy’s baseline data includes pro forma adjustments to include the operations acquired in the SCANA Combination as well as Questar Gas and Wexpro. In addition, both the baseline and 2020 emissions data excludes the operations sold as part of the GT&S Transaction and of the Q-Pipe Group.

Dominion Energy’s 2021 emissions data is not yet available.

Corporate GHG Inventory

Dominion Energy maintains a comprehensive Corporate GHG Inventory, which follows methodologies specified in the EPA’s Mandatory GHG Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions, as well as approved industry protocols. In its annual Corporate GHG Inventory, Dominion Energy voluntarily includes carbon and methane emission estimates from smaller sources that are not required to be included under the EPA’s mandatory GHG Reporting Program, including smaller electric generation, natural gas compressor stations and other sources. Dominion Energy’s Corporate GHG Inventory also includes emissions sources Dominion Energy voluntarily reports to various programs it participates in. As a result, Dominion Energy’s reported methane emissions in its Corporate GHG Inventory are higher than what is reported to the EPA. Dominion Energy includes emissions data in its Corporate GHG Inventory based on its ownership percentage of the associated assets and for the period in which the operations are owned by Dominion Energy.

Total CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 37.4 million metric tons in 2020. Reported CO2 equivalent emissions include CO2, CH4, N2O and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations and natural gas operations. Dominion Energy’s 2020 emissions data reported under its Corporate GHG Inventory includes the results of the operations included in the GT&S Transaction through November 2020 as well as the entire year of the operations included in the Q-Pipe Group.

•

For Dominion Energy’s electric generation operations, total CO2 equivalent emissions were 33.2 million metric tons in 2020, including 8.6 million metric tons from DESC and 24.6 million metric tons from Virginia Power.

•	For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.06 million metric tons in 2020.
•

For Dominion Energy’s natural gas assets, total CO2 equivalent emissions were 3.5 million metric tons in 2020, including 1.6 million metric tons associated with operations included in the GT&S Transaction and with the Q-Pipe Group.

•	For Dominion Energy’s proportional interest in Cove Point’s operations, total CO2 equivalent emissions were 0.6 million metric tons in 2020.

EPA Mandatory GHG Reporting Program

Dominion Energy has been reporting GHG emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting Program. The EPA’s mandatory GHG Reporting Program requires annual reporting based on full equity asset ownership at the end of the calendar year. Dominion Energy’s 2020 GHG emissions reported under various subparts of the EPA’s Mandatory GHG Reporting Program as of December 31, 2020, which exclude the operations included in the GT&S Transaction and include the operations of the Q-Pipe Group, are as follows:

Natural Gas Operations – 2020 Emissions

Segment	Subpart W CH4 Emissions	Subpart C CH4 Emissions	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions	Subparts W & C as CO2 Equivalent Emissions(3)
(metric tons)
Distribution	34,116		34,116	2,355	—	855,251
Production	15,053		15,053	16,527	0.04	392,874
Transmission pipelines	496		496	14		12,412
Transmission compressor stations	843	4	847	210,737	0.40	232,036
Gathering and boosting	2,733		2,733	88,767	0.18	157,151
Storage	323	2	324	85,993	0.16	94,149
LNG storage	70	—	70	482	—	2,240
LNG import/export(1)	165	20	185	1,120,158	2.06	1,125,388
Total(2)(3)	53,799	25	53,825	1,525,034	2.84	2,871,500
(1)	Includes Cove Point at 100% ownership as required by the EPA.
(2)	As of December 31, 2020, Dominion Energy’s only facility classified as processing did not operate in 2020 resulting in no emissions data to report.
(3)	Totals may not foot due to rounding.

Electric Generation Operations – 2020 Emissions

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions	Subparts C & D CH4 Emissions as CO2 Equivalent Emissions	Subparts C & D N2O Emissions as CO2 Equivalent Emissions	Subparts C & D as CO2 Equivalent Emissions(2)
(metric tons)
Virginia Power(1)	24,987,534	1,317	183	32,935	54,455	25,074,923
DESC	8,527,718	523	72	13,087	21,445	8,562,250
Total(2)	33,515,252	1,841	255	46,021	75,900	33,637,174
(1)	Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.
(2)	Totals may not foot due to rounding.

Electric Transmission and Distribution Operations – 2020 Emissions

Company	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	1.36	30,974
DESC(1)	1.23	28,037
Total(2)	2.59	59,011
(1)	DESC triggered EPA mandatory GHG reporting in 2020.
(2)	Totals may not foot due to rounding.

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion Energy incurred $221 million, $238 million and $260 million of expenses (including accretion and depreciation) during 2021, 2020, and 2019 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $223 million and $216 million in 2022 and 2023, respectively. In addition, capital expenditures related to environmental controls were $37 million, $58 million, and $134 million for 2021, 2020, and 2019, respectively. Dominion Energy expects these expenditures to be approximately $108 million and $160 million for 2022 and 2023, respectively.

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

The Companies’ generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets.  The Companies’ generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews the Companies’ authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, the Companies’ authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of the Companies’ generation business. For example, in September 2021, FERC issued a final order that allows distributed energy resource aggregators to compete in regional wholesale electric markets. This rule followed a previous order which mandated that distributed energy resources be allowed to participate in wholesale markets.  RTOs, including PJM, are responsible for issuing implementation rules to FERC for approval. In addition, in December 2019, FERC issued an order on PJM’s Minimum Offer Price Rule proposals finding the PJM tariff unjust and unreasonable and directed PJM to expand the Minimum Offer Price Rule to all existing and new generation resources benefitting from a state subsidy to address the effects of state subsidies on new and existing resources on the PJM capacity market. The expanded Minimum Offer Price Rule will set a floor price on new and existing renewable and non-renewable state subsidized resources that do not seek a FERC exemption, increasing their risk of failing to clear the capacity auction and not obtaining a capacity payment and obligation. In addition, changes to the interpretation and application of FERC’s market manipulation rules may occur from time to time. A failure to comply with these market manipulation rules could lead to civil and criminal penalties.

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

The Companies have been and may continue to be or become subject to legal proceedings and governmental investigations and examinations.  Dominion Energy, following the SCANA Combination, has been subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. Dominion Energy has spent, and continues to spend, substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from our customers. The outcome of these or future legal proceedings, investigations and examinations, including settlements, may adversely affect the Companies’ financial condition or results of operation.

Environmental Risks

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of the Companies’ existing electric generation units being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond the Companies’ control.  Virginia has adopted the VCEA which establishes renewable energy and CO2 reduction targets for Virginia Power’s generation fleet and grid operations, including the requirement that 100% of Virginia Power’s electricity come from zero-carbon generation by the end of 2045.  The legislation mandates the development of 16.1 GW of solar or onshore wind capacity by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation also deems 5.2 GW of offshore wind capacity before 2035 and 2.7 GW of energy storage by the end of 2035 to be in the public interest.  The VCEA and related legislation also directs Virginia to participate in a program consistent with RGGI, requiring the purchase of carbon credits to offset emissions from Virginia Power’s generating fleet within the state.  In January 2022, the Governor of Virginia issued an executive order which puts directives in place to start the withdrawal of Virginia from RGGI. Cost recovery for these initiatives will require approval by the Virginia Commission which may be denied or materially altered to the detriment of the Companies.  In addition, permitting and other project execution challenges may hinder Virginia Power’s ability to meet the requirements of the VCEA.  The Companies could face similar risks if there is further legislation at the federal and/or state level mandating additional limitations on GHG emissions or requiring additional efficiency improvements.

In February 2020, Dominion Energy announced its commitment to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions. To meet this commitment, the Companies expect to construct new electric generation facilities, including renewable facilities such as wind and solar, and to seek the extension of operating licenses for the Companies’ nuclear generation facilities. The Companies also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment will require the Companies to be able to obtain significant financing. These efforts will require approvals from various regulatory bodies for the siting and construction of such new facilities and a determination by the applicable state commissions that costs related to the construction are prudent. Given these and other uncertainties associated with the implementation of Dominion Energy’s net zero commitment, the Companies cannot estimate the aggregate effect of future actions taken in furtherance of this commitment on their results of operations or financial condition or on their customers. However, such actions could render additional existing generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect the Companies’ results of operations, financial performance or liquidity.

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

The EPA has issued regulations concerning the management and storage of CCRs, which Virginia has adopted. These CCR regulations require the Companies to make additional capital expenditures and increase operating and maintenance expenses. In addition, the Companies will incur expenses and other costs associated with closing, corrective action and ongoing monitoring of certain ash ponds and landfills. The Companies also may face litigation concerning their coal ash facilities.

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

Construction Risks

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large and small scale projects have been announced, including pipelines, electric transmission lines, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory and other, including PJM, approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, or other factors beyond the Companies’ control. For example, Dominion Energy has been involved with projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.

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

The development and construction of the CVOW Commercial Project is dependent on the Companies’ ability to obtain and maintain various local, state and federal permits and other regulatory approvals, including Virginia Commission approval for rider recovery of project costs. In addition, the design and route of the project’s onshore electric transmission, network upgrades and other facilities remain subject to regulatory and PJM review and approval. Changes in the design and route of these onshore facilities, including an increase in amount of undergrounding, would likely increase project costs. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may impact the timing and receipt of permits or other regulatory approvals or otherwise delay or increase the cost of the project.

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

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk.  To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA, the Companies are currently simultaneously developing or constructing several electric generation projects, including Subsequent License Renewal projects at Surry and North Anna, the CVOW Commercial Project and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the Coastal Virginia Offshore Wind projects. The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain or maintain the required regulatory and other, including PJM, approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

The Companies are dependent on their contractors for the successful and timely completion of large-scale infrastructure projects. The construction of such projects is expected to take several years, is typically confined within a limited geographic area or difficult environments and could be subject to delays, supply chain disruption, cost overruns, inflation, labor disputes or shortages and other factors that could cause the total cost of the project to exceed the anticipated amount and adversely affect the Companies’ financial performance and/or impair the Companies’ ability to execute the business plan for the project as scheduled.

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

A successful cyber attack through third-party or insider action on the systems that control the Companies’ electric generation, electric transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at the Companies or one of their vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of the Companies also could be adversely affected. While the Companies maintain property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

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

The Companies’ financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Consumer demand for our services may also be impacted by any price increases, including those driven by factors beyond our control such as inflation or increased prices in natural gas.  Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use our services. The widescale implementation of alternative generation methods could negatively impact the reliability of the Companies’ electric grid and/or result in significant costs to enhance the grid. Virginia Power has an exclusive franchise to serve retail electric customers in Virginia. However, Virginia’s Retail Access Statutes allow certain electric generation customers exceptions to this franchise. As market conditions change, Virginia Power’s customers may further pursue exceptions and Virginia Power’s exclusive franchise may erode.

Reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

The Companies may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments.  From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. Any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, increase workforce diversity, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of its control. For example, Dominion Energy is dependent on the actions of third parties to meet the expanded commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions goal. In addition, while the Atlantic Coast Pipeline project was cancelled in July 2020 and several of the legal proceedings and governmental investigations relating to the abandonment of the NND Project have been resolved, there is a risk that lingering negative publicity may continue.  Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

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

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on the Companies’ operations.  The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the CEO, CFO, COO and presidents and those responsible for financial, operational, legal, regulatory, accounting, information technology and cybersecurity functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the Companies’ business. In addition, certain specialized knowledge is required of the Companies’ technical employees for construction and operation of transmission, generation and distribution assets. The Companies’ inability to attract and retain these employees could adversely affect their business and future operating results.

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

The use of derivative instruments could result in financial losses and liquidity constraints.  The Companies use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity, interest rate and/or foreign currency exchange rate risks.

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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results.  Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable Company would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the Company’s results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, Dominion Energy owned its principal executive office in Richmond, Virginia and five other corporate offices. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Virginia Power shares Dominion Energy’s principal executive office in Richmond, Virginia. In addition, Virginia Power leases certain buildings and equipment.

Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below by operating segment.

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2021; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion Energy’s nonregulated generation facilities are also subject to liens. Additionally, DESC’s bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

DOMINION ENERGY VIRGINIA

Virginia Power has approximately 6,900 miles of electric transmission lines of 69 kV or more located in North Carolina, Virginia and West Virginia. Portions of Virginia Power’s electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, any surplus capacity that may exist in these lines. While Virginia Power owns and maintains its electric transmission facilities, they are a part of PJM, which coordinates the planning, operation, emergency assistance and exchange of capacity and energy for such facilities.

In addition, Virginia Power’s electric distribution network includes approximately 59,300 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 468 substations and 16MW of battery storage. Dominion Energy also owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 17 MW.

The following tables list Virginia Power’s generating units and capability as of December 31, 2021.

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,629
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,349
Ladysmith (CT)	Ladysmith, VA	783
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	622
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	392
Elizabeth River (CT)	Chesapeake, VA	330
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,232		41%
Coal
Mt. Storm	Mt. Storm, WV	1,621
Chesterfield(1)	Chester, VA	1,014
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		3,684		18
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(3)
Total Nuclear		3,348		16
Hydro
Bath County	Warm Springs, VA	1,808	(4)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		10
Oil
Yorktown(1)	Yorktown, VA	790
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	160
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		1,522		7
Solar(5)
Colonial Trail West	Surry County, VA	142
Dry Bread	Emporia, VA	100
Spring Grove	Surry County, VA	98
Whitehouse Solar	Louisa County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		396		2
Biomass
Altavista(6)	Altavista, VA	51
Polyester(6)	Hopewell, VA	51
Southampton(6)	Southampton, VA	51
Total Biomass		153		1
Wind
CVOW Pilot Project	Virginia Beach, VA	12		—
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		19,482
Power Purchase Agreements		1,075		5
Total Utility Generation		20,577		100%

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

(4)   Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy Corp.

(5)  All solar facilities are alternating current.

(6)  In accordance with the VCEA, these units will be retired no later than 2028.

VIRGINIA POWER NON-JURISDICTIONAL GENERATION

Plant	Location	Net Summer Capability (MW)
Solar(1)
Desper	Louisa, VA	88
Gutenberg	Garysburg, NC	80
Butcher Creek	Chase City, VA	80
Pecan	Pleasant Hill, NC	75
Chestnut	Halifax County, NC	75
Bedford	Chesapeake, VA	70
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Rochambeau	James City County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Non-Jurisdictional Generation		618

(1)	All solar facilities are alternating current.

GAS DISTRIBUTION

Gas Distribution’s network is located in Ohio, West Virginia, North Carolina, Utah, southwestern Wyoming and southeastern Idaho. This network includes approximately 76,500 miles of distribution mains and related service facilities which are supported by approximately 5,600 miles of transmission, gathering and storage pipeline. The right-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

East Ohio’s integrated underground storage facilities have more than 60 bcf of working gas capacity to serve base and peak demand. PSNC owns one LNG facility that stores the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 10% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day.

DOMINION ENERGY SOUTH CAROLINA

DESC has approximately 3,800 miles and 18,700 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 458 substations.

DESC’s natural gas system includes approximately 19,200 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

DESC owns two LNG facilities, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can store the liquefied equivalent of approximately 1.0 bcf of natural gas, can regasify approximately 6% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. The Salley facility can store the liquefied equivalent of approximately 0.9 bcf of natural gas and can regasify approximately 10% of its storage capacity per day. The Salley facility has no liquefying capabilities.

The following table lists DESC’s generating units and capability as of December 31, 2021.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	863
Columbia Energy Center (CC) (1)	Gaston, SC	519
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT) (1)	Beech Island, SC	87
Parr (CT) (1)(2)	Jenkinsville, SC	47
Coit (CT) (1)(2)	Columbia, SC	26
Williams (CT) (1)(2)	Goose Creek, SC	16
Total Gas(3)		2,487		40%
Coal
Williams	Goose Creek, SC	605
Cope (4)	Cope, SC	415
Wateree (5)	Eastover, SC	342
Total Coal		1,362		22
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		13
Nuclear
Summer	Jenkinsville, SC	651	(6)	11
		5,284
Power Purchase Agreements		898	(7)	14
Total Utility Generation		6,182		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Capable of burning fuel oil as a secondary source.
(2)	Expected to be retired by the end of 2025.
(3)	Excludes the Hardeeville gas combustion turbine which currently does not have any net summer capability and is expected to be retired by the end of 2025.
(4)	Capable of burning natural gas as a secondary source.
(5)	Excludes Wateree Unit 2 (342 MW) that is temporarily unavailable and it is expected to be returned to service in 2022.
(6)	Excludes 33.3% undivided interest owned by Santee Cooper.
(7)	Includes 189 MW from agreements with certain solar facilities within Contracted Assets.

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

The following table lists Contracted Assets’ generating units and capability as of December 31, 2021.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		67%
Solar(2)
Hardin I	Hardin County, OH	150
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100	(3)
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80	(3)
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79	(3)
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71	(3)
Summit Farms Solar	Moyock, NC	60	(3)
Midway II	Calipatria, CA	30	(3)
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20	(3)
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20	(3)
Hecate Cherrydale	Cape Charles, VA	20	(3)
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20	(3)
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20	(3)
Myrtle	Suffolk, VA	15
Trask	Beaufort County, SC	12
Hecate Energy Clarke County	White Post, VA	10	(3)
Ridgeland Solar Farm I	Ridgeland, SC	10	(3)
Yemassee	Hampton County, SC	10
Other	Various	48	(3)
Total Solar		1,002		33
Total Nonregulated Generation		3,003		100%

(1)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)	All solar facilities are alternating current.
(3)	Dominion Energy’s interest is subject to a lien securing Eagle Solar’s debt.

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
Robert M. Blue (54)

Chair of the Board of Directors from April 2021 to present; President and CEO from October 2020 to present; Director from November 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Power Delivery Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Virginia Power from January 2017 to May 2017.

James R. Chapman (52)

Executive Vice President, CFO and Treasurer from January 2019 to present; Senior Vice President, CFO and Treasurer from November 2018 to December 2018; Senior Vice President—Mergers & Acquisitions and Treasurer from February 2016 to October 2018.

Diane Leopold (55)

Executive Vice President and COO from October 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Gas Infrastructure Group from May 2017 to November 2019; Senior Vice President and President & CEO—Dominion Energy from January 2017 to May 2017.

Edward H. Baine (48)

President—Dominion Energy Virginia from October 2020 to present; Senior Vice President—Power Delivery of Virginia Power from December 2019 to September 2020; Senior Vice President—Distribution of Virginia Power from February 2016 to November 2019.

P. Rodney Blevins (57)

President—Gas Distribution from January 2022 to present; President—Dominion Energy South Carolina from December 2019 to December 2021; President & Chief Executive Officer—Southeast Energy Group from January 2019 to November 2019; Senior Vice President and Chief Information Officer from January 2014 to December 2018.

W. Keller Kissam (55)

President—Dominion Energy South Carolina from January 2022 to present; President—Electric Operations of DESC from January 2019 to December 2021; President—Generation, Transmission and Distribution and Chief Operating Officer of DESC from January 2018 to December 2018; President—Retail Operations of DESC from December 2011 to December 2017; Senior Vice President of SCANA Corporation from 2011 to December 2018.

Daniel G. Stoddard (59)

Senior Vice President, Chief Nuclear Officer and President—Contracted Assets from September 2020 to present; Senior Vice President, Chief Nuclear Officer and President—Contracted Generation from December 2019 to August 2020; Senior Vice President and Chief Nuclear Officer of Virginia Power from October 2016 to present.

Carlos M. Brown (47)

Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to present; Senior Vice President and General Counsel from January 2019 to November 2019; Vice President and General Counsel from January 2017 to December 2018.

Michele L. Cardiff (54)	Senior Vice President, Controller and Chief Accounting Officer from October 2020 to present; Vice President, Controller and CAO from April 2014 to September 2020.
William L. Murray (54)

Senior Vice President—Corporate Affairs & Communications from February 2019 to present; Vice President—State & Electric Public Policy of DES from May 2017 to January 2019; Senior Policy Director—Public Policy of DES from April 2016 to May 2017.

(1)	All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DESC, SCANA and DES reflects service at a current or previous subsidiary of Dominion Energy.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DOMINION ENERGY

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 11, 2022, there were approximately 126,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/21-10/31/21	67,292	(1)	$72.29	—	$ 0.92 billion
11/1/21-11/30/21	—		—	—	0.92 billion
12/1/21-12/31/21	407	(1)	70.85	—	0.92 billion
Total	67,699		$72.28	—	$ 0.92 billion
(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

VIRGINIA POWER

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power may pay cash dividends in 2022 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion Energy’s results of operations, general financial condition and liquidity and Virginia Power’s results of operations as of and for the year ended December 31, 2021 as compared to the year ended December 31, 2020, as applicable. For a discussion of these items for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please see Part II, Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Virginia Power meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

CONTENTS OF MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Accounting Matters—Dominion Energy
•	Dominion Energy
•	Results of Operations
•	Outlook
•	Segment Results of Operations
•	Virginia Power
•	Results of Operations
•	Liquidity and Capital Resources—Dominion Energy
•	Future Issues and Other Matters—Dominion Energy

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

•	Cost of environmental strategy and compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;
•	Unplanned outages at facilities in which the Companies have an ownership interest;
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
•

The expected timing and likelihood of completing the sales of Kewaunee and Hope, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

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

ACCOUNTING FOR REGULATED OPERATIONS

The accounting for Dominion Energy’s regulated electric and gas operations differs from the accounting for nonregulated operations in that Dominion Energy is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

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

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the evaluation of Virginia Power’s earnings for the 2021 Triennial Review, in 2020 Virginia Power established a regulatory liability for benefits expected to be provided to Virginia retail electric customers through the use of a CCRO in accordance with the GTSA. In 2021, Virginia Power made further adjustments to this regulatory liability prior to its ultimate resolution through a comprehensive settlement agreement. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

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

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. These nuclear decommissioning AROs are reported in Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Assets. At December 31, 2021 and 2020, Dominion Energy’s nuclear decommissioning AROs totaled $2.0 billion and $1.9 billion, respectively. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions. At December 31, 2021, a 0.25% increase in cost escalation rates would have resulted in an approximate $360 million increase in Dominion Energy’s nuclear decommissioning AROs.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2021 and 2020, Dominion Energy had $128 million and $167 million, respectively, of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. In addition, changes in tax laws or tax rates may require reconsideration of the realizability of existing deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2021 and 2020, Dominion Energy had established $140 million and $155 million, respectively, of valuation allowances.

ACCOUNTING FOR DERIVATIVE CONTRACTS AND FINANCIAL INSTRUMENTS AT FAIR VALUE

Dominion Energy uses derivative contracts such as physical and financial forwards, futures, swaps, options and FTRs to manage commodity, interest rate and/or foreign currency exchange rate risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. The majority of investments held in Dominion Energy’s nuclear decommissioning and rabbi trusts and pension and other postretirement funds are also subject to fair value accounting. See Notes 6 and 22 to the Consolidated Financial Statements for further information on these fair value measurements.

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

Dominion Energy maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. See Note 6 to the Consolidated Financial Statements for quantitative information on unobservable inputs utilized in Dominion Energy’s fair value measurements of certain derivative contracts.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2021 annual test did not result in the recognition of any goodwill impairment.

In general, Dominion Energy estimates the fair value of its reporting units by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. Fair value estimates are dependent on subjective factors such as Dominion Energy’s estimate of future cash flows, the selection of appropriate discount and growth rates, and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion Energy’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion Energy has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent test had been 10% lower or if the discount rate had been 0.25% higher, the resulting fair values would have still been greater than the carrying values of each of those reporting units tested, indicating that no impairment was present.

See Note 11 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN LONG-LIVED ASSET AND EQUITY METHOD INVESTMENT IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, and equity method investments is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. When an equity method investment’s carrying amount exceeds its fair value, and the decline in value is deemed to be other-than-temporary, an impairment is recognized to the extent that the fair value is less than its carrying amount. Performing an impairment test on long-lived assets and equity method investments involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and equity method investments and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. There were no tests performed in 2021 of long-lived assets or equity method investments which could have resulted in material impairments.

HELD FOR SALE CLASSIFICATION

Dominion Energy recognizes the assets and liabilities of a disposal group as held for sale in the period (i) it has approved and committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the disposal group have been initiated, (iv) the sale of the disposal group is probable, (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Dominion Energy initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell.

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

In May 2021, Dominion Energy entered into an agreement to sell Kewaunee, subject to termination by either party if not completed by December 2022. The consideration as to whether the sale is probable includes judgments related to the ability to obtain the approvals, in a timely manner, of the NRC and the Wisconsin Commission.  Due to the uncertainty surrounding the timing of or ability to obtain approval by the Wisconsin Commission, at December 31, 2021 Dominion Energy did not conclude that the sale is probable and, as a result, the disposal group was not classified as held for sale. Dominion Energy would have recognized a loss of approximately $725 million ($570 million after-tax) if such classification had been met. This loss primarily represents the difference between the nuclear decommissioning trust and AROs at December 31, 2021.  The Wisconsin Commission requires that any excess decommissioning funds be returned to WPSC and WP&L customers following completion of all decommissioning activities.

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
•

Investment allocation of plan assets. The strategic target asset allocation for Dominion Energy’s pension funds is 27% U.S. equity, 18% non-U.S. equity, 32% fixed income, 3% real estate and 20% other alternative investments, such as private equity investments.

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

Dominion Energy develops non-investment related assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.45% for 2021, 7.00% to 8.60% for 2020 and 7.00% to 8.65% for 2019. For 2022, the expected long-term rate of return for the pension cost assumption ranged from 7.00% to 8.35% for Dominion Energy’s plans held as of December 31, 2021. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.45% for 2021 and 8.50% for 2020 and 2019. For 2022, the expected long-term rate of return for other postretirement benefit cost assumption is 8.35%.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 2.73% to 3.29% for pension plans and 2.69% to 2.80% for other postretirement benefit plans in 2021, ranged from 2.77% to 3.63% for pension plans and 3.07% to 3.52% for other postretirement benefit plans in 2020 and ranged from 3.57% to 4.43% for pension plans and 4.05% to 4.41% for other postretirement benefit plans in 2019. Dominion Energy selected a discount rate ranging from 3.06% to 3.19% for pension plans and 3.04% to 3.11% for other postretirement benefit plans for determining its December 31, 2021 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2021 was 6.25% and is expected to gradually decrease to 5.00% by 2026-2027 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase in 2021 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Dominion Energy
Discount Rate	(0.25)%	$18	$—
Long-term rate of return on plan assets	(0.25)%	25	5
Health care cost trend rate	1%	N/A	9

In addition to the effects on cost, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation at December 31, 2021 by $376 million and its accumulated postretirement benefit obligation at December 31, 2021 by $44 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation at December 31, 2021 by $121 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

DOMINION ENERGY

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2021	$ Change	2020	$ Change	2019
(millions, except EPS)
Net income (loss) attributable to Dominion Energy	$3,288	$3,689	$(401)	$(1,759)	$1,358
Diluted EPS	3.98	4.55	(0.57)	(2.19)	1.62

Overview

2021 VS. 2020

Net income attributable to Dominion Energy increased $3.7 billion, primarily due to the absence of: charges associated with the cancellation of the Atlantic Coast Pipeline Project and related portions of the Supply Header Project which are presented in discontinued operations, the planned early retirements of certain electric generation facilities in Virginia, an impairment of interests in certain nonregulated solar generation facilities and the termination of a contract in connection with the sale of Fowler Ridge. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds, a decrease in charges associated with Virginia Power’s 2021 Triennial Review and a gain on the sale of the Q-Pipe Group to Southwest Gas. These increases were partially offset by charges associated with the settlement of the South Carolina electric base rate case, increased unrealized losses on economic hedging activities and a net loss on the sales of non-wholly-owned nonregulated solar facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2021	$ Change	2020	$ Change	2019
(millions)
Operating revenue	$13,964	$(208)	$14,172	$(229)	$14,401
Electric fuel and other energy-related purchases	2,368	125	2,243	(642)	2,885
Purchased electric capacity	70	17	53	(35)	88
Purchased gas	1,083	194	889	(671)	1,560
Other operations and maintenance	3,734	49	3,685	(105)	3,790
Depreciation, depletion and amortization	2,478	146	2,332	49	2,283
Other taxes	909	38	871	(12)	883
Impairment of assets and other charges	195	(1,910)	2,105	585	1,520
Loss (gain) on sales of assets	108	169	(61)	91	(152)
Earnings from equity method investees	276	236	40	32	8
Other income	1,157	464	693	(110)	803
Interest and related charges	1,354	(23)	1,377	(109)	1,486
Income tax expense	425	342	83	(126)	209
Net income (loss) from discontinued operations including noncontrolling interests	641	2,519	(1,878)	(2,594)	716
Noncontrolling interests	26	175	(149)	(167)	18

An analysis of Dominion Energy’s results of operations follows:

2021 VS. 2020

Operating revenue decreased 1%, primarily reflecting:

•	A $402 million decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($495 million);
•	A $356 million decrease for refunds to be provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•	A $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $80 million decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler;
•	A $62 million decrease associated with settlements of economic hedges of certain Virginia Power regulated electric sales; and
•	A $51 million decrease in PJM off-system sales.

These decreases were partially offset by:

•

A $390 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to gas utility customers ($239 million) and electric utility retail customers ($151 million);

•	A $117 million increase from gas utility capital cost riders;
•	A $75 million increase in sales to electric utility retail customers associated with growth;
•	A $62 million increase in sales to electric utility customers associated with economic and other usage factors;
•	A $52 million increase from the absence of planned outages at Millstone;
•

A $51 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season ($71 million) partially offset by a decrease in cooling degree days during the cooling season ($20 million);

•	A $26 million increase in sales to customers from non-jurisdictional solar generation facilities; and
•	A $22 million increase in sales to gas utility customers associated with growth.

Electric fuel and other energy-related purchases increased 6%, primarily due to higher commodity costs for electric utilities ($151 million), partially offset by a decrease in PJM off-system sales ($51 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased 32%, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021 ($24 million) and an increase in expense related to the annual PJM capacity performance market effective June 2020 ($17 million), partially offset by a decrease in expense associated with DESC’s electric utility operations ($24 million).

Purchased gas increased 22%, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 1%, primarily reflecting:

•	A $117 million increase in salaries, wages and benefits, including $28 million of costs for employer-provided healthcare;
•	A $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee; and
•	A $32 million increase in storm damage and restoration costs in Virginia Power’s service territory; partially offset by
•	A $58 million decrease in merger and integration-related costs associated with the SCANA Combination;
•	A $44 million decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•	A $26 million net decrease in outage costs as a result of a decrease in Millstone outage costs ($45 million) partially offset by an increase in Virginia Power outage costs ($19 million).

Depreciation, depletion and amortization increased 6%, primarily due to various projects being placed into service ($132 million) and an increase for amortization from the establishment of a regulatory asset associated with the 2021 Triennial Review ($61 million), partially offset by a decrease due to the impairment of certain nonregulated solar generation facilities in 2020 ($20 million).

Impairment of assets and other charges decreased 91%, primarily reflecting:

•	The absence of a charge associated with the planned early retirements of certain electric generation facilities in Virginia ($747 million);
•	The absence of a charge associated with certain nonregulated solar generation facilities ($665 million);
•

A benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million);

•	The absence of a contract termination charge in connection with the sale of Fowler Ridge ($221 million);
•	The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020 ($127 million); and
•	The absence of dismantling costs associated with certain Virginia Power electric generation facilities ($54 million); partially offset by
•	Charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•	A charge for corporate office lease termination ($62 million);
•	An increase in charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($58 million); and
•	A charge for the write-off of nonregulated retail software development assets ($20 million).

Loss on sales of assets increased $169 million, primarily due to a net loss on the sales of non-wholly-owned nonregulated solar facilities ($211 million) partially offset by an increase in gains on the sale of nonregulated retail energy marketing assets ($23 million).

Earnings from equity method investees increased $236 million, primarily due to accounting for Cove Point as an equity method investment for a full year following the closing of the GT&S Transaction in November 2020.

Other income increased 67%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($237 million), the absence of a charge for social justice commitments ($80 million), an increase in non-service components of pension and other postretirement employee benefit plan credits ($77 million), the absence of charges associated with litigation acquired in the SCANA Combination ($25 million) and an increase in AFUDC associated with rate-regulated projects ($25 million), partially offset by charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 2%, primarily due to the absence of borrowings in response to COVID-19 in 2020 ($42 million), the absence of charges associated with the early redemption of certain securities in the first quarter of 2020 ($31 million) and a benefit associated with the effective settlement of uncertain tax positions ($21 million), partially offset by decreased carrying costs associated with the recovery of CEP beginning January 2021 ($29 million), charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million) and lower unrealized gains in 2021 associated with freestanding derivatives ($13 million).

Income tax expense increased $342 million, primarily due to higher pre-tax income ($365 million), lower investment tax credits ($38 million), the absence of prior year benefits including reductions in consolidated state deferred income taxes associated with gas transmission and storage operations ($45 million) and adjustments finalizing the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring ($24 million). These increases are partially offset by a benefit associated with the effective settlement of uncertain tax positions ($38 million), the benefit of a state legislative change ($21 million) and the absence of prior year expense primarily associated with the impairment of nonregulated solar generating assets held in partnerships attributable to the noncontrolling interest ($55 million).

Net income from discontinued operations including noncontrolling interests increased $2.5 billion, primarily due to a decrease in charges associated with the Atlantic Coast Pipeline Project and related portions of the Supply Header Project ($2.1 billion) and a gain on the sale of Q-Pipe ($493 million), partially offset by the absence of operations sold in the GT&S Transaction ($56 million).

Noncontrolling interests increased $175 million, primarily due to the absence of impairments associated with certain nonregulated solar generation facilities ($267 million) partially offset by the closing of the GT&S Transaction in November 2020 ($106 million).

Outlook

Dominion Energy’s 2022 net income is expected to increase on a per share basis as compared to 2021 primarily from the following:

•	The absence of charges associated with Virginia Power’s 2021 Triennial Review;
•	The absence of charges associated with the settlement of the South Carolina electric base rate case;
•	The absence of a net loss on the sales of certain non-wholly-owned nonregulated solar facilities;
•	The absence of charges associated with litigation acquired in the SCANA Combination; and
•	Construction and operation of growth projects in electric utility and gas distribution operations.

These increases are expected to be partially offset by the following:

•	The absence of operations of the Q-Pipe Group sold to Southwest Gas and associated gain on sale;
•

The absence of a benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the 2021 Triennial Review and an increase from a full year of amortization of this regulatory asset; and

•	Share dilution.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

Year Ended December 31,	2021		2020		2019
	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income (loss) attributable to Dominion Energy	Diluted EPS	Net income (loss) attributable to Dominion Energy	Diluted EPS
(millions, except EPS)
Dominion Energy Virginia	$1,919	$2.37	$1,891	$2.28	$1,786	$2.21
Gas Distribution	600	0.74	560	0.67	487	0.60
Dominion Energy South Carolina	437	0.54	419	0.51	430	0.53
Contracted Assets	431	0.53	402	0.48	460	0.57
Corporate and Other	(99)	(0.20)	(3,673)	(4.51)	(1,805)	(2.29)
Consolidated	$3,288	$3.98	$(401)	$(0.57)	$1,358	$1.62

Dominion Energy Virginia

Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2021	% Change	2020	% Change	2019
Electricity delivered (million MWh)	85.2	2%	83.3	(5)%	87.7
Electricity supplied (million MWh):
Utility	85.7	(1)	87.0	(1)	88.2
Non-Jurisdictional	1.0	43	0.7	75	0.4
Degree days (electric distribution and utility service area):
Cooling	1,783	1	1,759	(13)	2,031
Heating	3,210	8	2,970	(9)	3,259
Average electric distribution customer accounts (thousands)	2,697	1	2,661	1	2,626

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$44	$0.05
Other	20	0.02
Rider equity return	41	0.05
Electric capacity	(28)	(0.03)
Outages	(14)	(0.02)
Depreciation and amortization	(18)	(0.02)
Renewable energy investment tax credits	7	0.01
Salaries, wages and benefits & administrative costs	(22)	(0.03)
Other	(2)	—
Share accretion	—	0.06
Change in net income contribution	$28	$0.09

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

Year Ended December 31,	2021	% Change	2020	% Change	2019
Gas distribution throughput (bcf):
Sales	183	2%	180	(6)%	192
Transportation	975	12	868	7	811
Heating degree days (gas distribution service area):
North Carolina	2,947	8	2,734	(7)	2,942
Ohio and West Virginia	5,121	(1)	5,148	(4)	5,355
Utah, Wyoming, and Idaho	4,874	(2)	4,973	(10)	5,501
Average gas distribution customer accounts (thousands):
Sales	1,935	2	1,897	2	1,857
Transportation	1,131	1	1,123	1	1,108

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$—	$—
Other	31	0.04
Rider equity return	40	0.05
Salaries, wages and benefits & administrative costs	(8)	(0.01)
Interest expense, net	12	0.01
Other	(35)	(0.04)
Share accretion	—	0.02
Change in net income contribution	$40	$0.07

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2021	% Change	2020	% Change	2019
Electricity delivered (million MWh)	22.4	1%	22.1	(4)%	23.0
Electricity supplied (million MWh)	23.5	2	23.0	(5)	24.1
Degree days (electric and gas distribution service areas):
Cooling	859	8	794	(17)	951
Heating	1,280	19	1,074	(9)	1,179
Average electric distribution customer accounts (thousands)	766	2	753	2	739
Gas distribution throughput (bcf):
Sales	72	9	66	2	65
Average gas distribution customer accounts (thousands)	412	3	399	3	386

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(6)	$(0.01)
Other	48	0.06
Regulated gas sales	9	0.01
Capital cost rider	(6)	(0.01)
Depreciation and amortization	(9)	(0.01)
Interest expense, net	7	0.01
Salaries, wages and benefits & administrative costs	(46)	(0.06)
Other	21	0.02
Share accretion	—	0.02
Change in net income contribution	$18	$0.03

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

Year Ended December 31,	2021	% Change	2020	% Change	2019
Electricity supplied (million MWh)	20.8	8%	19.3	(4)%	20.2

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$28	$0.03
Planned outage costs	33	0.04
Renewable energy investment tax credits	(43)	(0.05)
Absence of contract associated with Fowler Ridge	14	0.02
Other	(3)	(0.00)
Share accretion	—	0.01
Change in net income contribution	$29	$0.05
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2021	2020	2019
(millions, except EPS)
Specific items attributable to operating segments	$(493)	$(1,241)	$(1,901)
Specific items attributable to Corporate and Other segment	590	(2,166)	384
Total specific items	97	(3,407)	(1,517)
Other corporate operations:
Interest expense, net	(410)	(384)	(383)
Other	214	118	95
Total other corporate operations	(196)	(266)	(288)
Total net expense	(99)	(3,673)	(1,805)
EPS impact	$(0.20)	$(4.51)	$(2.29)

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2021, this primarily included $641 million net income from discontinued operations, primarily associated with the Q-Pipe Group, a $64 million after-tax benefit for derivative mark-to-market changes, $62 million of after-tax charges for workplace realignment, primarily related to a corporate office lease termination and $32 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination. In 2020, this primarily included $2.2 billion of after-tax loss associated with discontinued operations, including the results of operations of the entities included in the GT&S and Q-Pipe Transactions as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project, $82 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, a $78 million after-tax benefit of derivative mark-to-market changes and a $69 million tax benefit associated with the GT&S Transaction. In 2019, this primarily included $521 million of after-tax earnings for the results of operations of the entities included in the GT&S and Q-Pipe Transactions and $135 million of after-tax transaction and transition costs associated with the SCANA Combination.

VIRGINIA POWER

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2021	$ Change	2020	$ Change	2019
(millions)
Net income	$1,712	$691	$1,021	$(128)	$1,149

Overview

2021 VS. 2020

Net income increased 68%, primarily due to the absence of charges related to the planned early retirements of certain electric generation facilities and a decrease in charges associated with the 2021 Triennial Review.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2021	$ Change	2020	$ Change	2019
(millions)
Operating revenue	$7,470	$(293)	$7,763	$(345)	$8,108
Electric fuel and other energy-related purchases	1,735	99	1,636	(542)	2,178
Purchased (excess) electric capacity	24	41	(17)	(57)	40
Other operations and maintenance	1,793	7	1,786	43	1,743
Depreciation and amortization	1,364	112	1,252	29	1,223
Other taxes	326	(1)	327	(1)	328
Impairment of assets and other charges (benefits)	(269)	(1,362)	1,093	336	757
Other income	146	66	80	(18)	98
Interest and related charges	534	18	516	(8)	524
Income tax expense	397	168	229	(35)	264

An analysis of Virginia Power’s results of operations follows:

2021 VS. 2020

Operating revenue decreased 4%, primarily reflecting:

•	A $356 million decrease for refunds to be provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•	A $151 million decrease from an unbilled revenue reduction;
•	A $62 million decrease associated with settlements of economic hedges of certain regulated electric sales; and

•	A $51 million decrease in PJM off-system sales;

These decreases were partially offset by:

•	A $125 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers
•

A $59 million increase in sales to retail customers from an increase in heating degree days during the heating season ($65 million) partially offset by a decrease in cooling degree days during the cooling season ($6 million);

•	A $49 million increase in sales to electric utility retail customers associated with growth;
•	A $35 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•	A $26 million increase in sales to customers from non-jurisdictional solar generation facilities.

Electric fuel and other energy-related purchases increased 6%, primarily due to higher commodity costs for electric utilities ($125 million), partially offset by a decrease in PJM off-system sales ($51 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $41 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021 ($24 million) and an increase in expense related to the annual PJM capacity performance market effective June 2020 ($17 million).

Other operations and maintenance increased $7 million, primarily reflecting:

•	A $57 million increase in outside services;
•	A $32 million increase in storm damage and service restoration costs;
•	A $20 million increase in materials and supplies; and
•	A $19 million increase in planned outage costs; partially offset by
•	A $44 million decrease in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $12 million gain on the sale of corporate office real estate;
•	The absence of a $11 million charge associated with ash pond and landfill closure costs;
•	The absence of a $11 million charge associated with credit risk on customer accounts related to COVID-19;
•	A $10 million reduction in bad debt expense due to the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $10 million decrease in environmental remediation costs.

Depreciation and amortization increased 9%, primarily due to an increase for amortization from the establishment of a regulatory asset associated with the 2021 Triennial Review ($61 million), various projects being placed into service ($57 million), partially offset by the absence of depreciation from certain electric generation facilities that were retired early ($11 million).

Impairment of assets and other charges (benefits) decreased $1.4 billion, primarily reflecting:

•	The absence of charges associated with the planned early retirements of certain electric generation facilities ($747 million);
•

A benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million);

•	The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to legislation enacted in November 2020 ($127 million); and
•	The absence of charges for dismantling costs associated with certain electric generation facilities ($54 million); partially offset by
•	A charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million); and
•	An increase in charges for CCRO benefits provided to retail electric customers in Virginia associated with the 2021 Triennial Review ($58 million).

Other income increased 83%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($38 million) and an increase in AFUDC associated with rate-regulated projects ($24 million).

Income tax expense increased 73%, primarily due to higher pre-tax income ($192 million) partially offset by the benefit of a state legislative change ($16 million).

LIQUIDITY AND CAPITAL RESOURCES

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

Year Ended December 31,	2021	2020	2019
(millions)
Cash, restricted cash and equivalents at beginning of year	$247	$269	$391
Cash flows provided by (used in):
Operating activities	4,037	5,227	5,204
Investing activities	(6,247)	(2,916)	(4,622)
Financing activities	2,371	(2,333)	(704)
Net increase (decrease) in cash, restricted cash and equivalents	161	(22)	(122)
Cash, restricted cash and equivalents at end of year	$408	$247	$269

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities decreased $1.2 billion, including a $1.4 billion decrease from discontinued operations largely due to the absence of operations sold in the GT&S Transaction. Net cash provided by continuing operations increased $200 million, primarily as the result of higher operating cash flows from electric utility and gas distribution operations driven by weather, customer growth and riders ($737 million), the absence of a cash pension plan contribution ($250 million), increased distributions from Cove Point ($230 million), absence of a contract termination payment in connection with the sale of Fowler Ridge ($221 million), decreases in severance payments primarily related to a voluntary retirement program ($174 million) and a decrease in payments associated with litigation acquired in the SCANA Combination ($143 million), lower income tax payments ($132 million) and changes in working capital ($161 million). These increases were partially offset by lower deferred fuel cost recoveries ($1.2 billion) and increased margin deposits ($690 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $3.3 billion, primarily due to a net decrease in proceeds from the sale of the Q-Pipe Group compared to the GT&S Transaction ($2.2 billion), the repayment of the Q-Pipe Transaction deposit ($1.3 billion), an increase in contributions to equity method affiliates including Atlantic Coast Pipeline ($873 million), partially offset by the proceeds from the sale of non-wholly-owned nonregulated solar facilities ($495 million), the absence of acquisitions of equity method investments ($178 million) and a decrease in acquisitions of solar development projects ($210 million).

Financing Cash Flows

Net cash provided by Dominion Energy’s financing activities was $2.4 billion for the year ended December 31, 2021, compared to net cash used by financing activities of $2.3 billion for the year ended December 31, 2020. This change is primarily due to the absence of common stock repurchases ($3.1 billion), higher net issuances of short-term debt ($1.4 billion), lower common stock dividend payments ($837 million) and the issuance of Series C Preferred Stock ($742 million), partially offset by increased repayments and redemptions of long-term debt ($871 million).

Credit Facilities and Short-Term Debt

Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. A description of Dominion Energy’s primary available sources of short-term liquidity follows.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives.

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2021
Joint revolving credit facility(2)	$6,000	$1,883	$131	$3,986
(1)	The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 0.31% at December 31, 2021.
(2)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2021, Dominion Energy’s Consolidated Balance Sheets include $431 million presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 17 to the Consolidated Financial Statements.

Long-Term Debt

Issuances and Borrowings of Long-Term Debt

During 2021, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing long-term indebtedness and for general corporate purposes.

Month of Issuance	Type	Public / Private	Issuer / Borrowing Entity	Principal	Rate	Stated Maturity
				(millions)
March	Senior notes	Private	PSNC	$150	3.100%	2051
April	Senior notes	Public	Dominion Energy	600	1.450%	2026
April	Senior notes	Public	Dominion Energy	500	3.300%	2041
June	Sustainability Revolving Credit Agreement(1)	Private	Dominion Energy	250	variable	2024
August	Sustainability Revolving Credit Agreement(1)	Private	Dominion Energy	650	variable	2024
August	Senior notes(2)	Public	Dominion Energy	1,000	2.250%	2031
August	Senior notes	Private	Questar Gas	125	2.210%	2031
August	Senior notes	Private	Questar Gas	125	3.150%	2051
November	Senior notes	Public	Virginia Power	500	2.300%	2031
November	Senior notes	Public	Virginia Power	500	2.950%	2051
November	First mortgage bonds	Public	DESC	400	2.300%	2031
December	Term loan(3)	Private	DECP Holdings	2,500	variable	2024
Total issuances and borrowings				$7,300
(1)

This supplemental credit facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility may also be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($250 million) and for general corporate purposes ($650 million). At December 31, 2021, no amounts were outstanding under this arrangement.

(2)

The proceeds from this offering will be used to finance and/or refinance, in whole or in part, existing and future capital expenditures associated with the development, construction, acquisition and operation of certain solar projects.

(3)	The maturity date for this term loan has the potential to be extended to December 2026.

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $3.2 billion and $4.4 billion of long-term debt during 2022, inclusive of $1.0 billion issued at Virginia Power in January 2022. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayment, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed in 2021:

Month of Redemption	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2021			$2,109	(2)	various
Early redemptions
August	July 2016 hybrids(3)	Dominion Energy	800		5.250%	2076
November	Senior notes	Virginia Power	450		2.950%	2022
November	Sustainability Revolving Credit Agreement	Dominion Energy	650		variable	2024
December	Sustainability Revolving Credit Agreement	Dominion Energy	250		variable	2024
December	Senior notes	Dominion Energy	400		2.750%	2022
December	Term loan	Dominion Solar Projects III, Inc.	177		variable	2024
Total repayments, repurchases and redemptions(4)			$4,836

(1)	Total amount redeemed prior to maturity includes remaining outstanding principal plus accrued interest.
(2)	Includes repayment of $225 million associated with supplemental 364-Day revolving credit facility borrowings.

(3)

The July 2016 hybrids were listed on the NYSE under the symbol DRUA. Expenses related to the early redemption were $23 million reflected within interest and related charges in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2021.

(4)	Amounts exclude $265 million of long-term debt assumed by Terra Nova Renewable Partners in connection with the sale of SBL Holdco in December 2021.

See Note 18 to the Consolidated Financial Statements for additional information regarding scheduled maturities and other cancellations of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

In 2021, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2022, Dominion Energy expects to remarket approximately $165 million of its senior notes and tax-exempt bonds.

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

Credit ratings and outlooks as of February 21, 2022 are as follows:

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

Financial Covenants

As part of borrowing funds and issuing both short-term and long-term debt or preferred securities, Dominion Energy must enter into enabling agreements. These agreements contain customary covenants that, in the event of default, could result in the acceleration of principal and interest payments; restrictions on distributions related to capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments; and in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to Dominion Energy.

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s Sustainability Revolving Credit Agreement entered into in 2021, and cross-default provisions.

As of December 31, 2021, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	56.0%
(1)

Indebtedness as defined by the agreements excludes certain junior subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets. Capital is inclusive of preferred stock whether classified as equity or mezzanine equity.

If Dominion Energy or any of its material subsidiaries fails to make payment on various debt obligations in excess of $100 million, the lenders could require the defaulting company, if it is a borrower under Dominion Energy’s joint revolving credit facility, to accelerate its repayment of any outstanding borrowings and the lenders could terminate their commitments, if any, to lend funds to that company under the credit facility. In addition, if the defaulting company is Virginia Power, Dominion Energy’s obligations to repay any outstanding borrowing under the credit facility could also be accelerated and the lenders’ commitments to Dominion Energy could terminate.

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2021, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. During 2021, Dominion Energy issued 2.6 million of such shares and received proceeds of $192 million.

Dominion Energy also maintains sales agency agreements to effect sales under an at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. In November 2021, Dominion Energy entered forward sale agreements for approximately 1.1 million shares of its common stock to be settled by November 2022 at an average initial forward price of $74.66 per share. See Note 20 to the Consolidated Financial Statements for additional information.

In addition, Dominion Energy issued shares of its common and preferred stock, as discussed in Notes 19 and 20 to the Consolidated Financial Statements, respectively, as follows:

•

In 2021, Dominion Energy issued 2.0 million shares of its common stock, valued at $149 million, to satisfy obligations under settlement agreements associated with litigation acquired in the SCANA Combination.

•

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock and received cash proceeds of $742 million, net of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock, valued at $250 million, to the qualified pension plans.

Between Dominion Energy Direct® and its at-the-market program (including any related forward-sale agreements), and excluding potential opportunistic financings, Dominion Energy anticipates raising between $300 million and $500 million of capital through the issuance of common stock in 2022. In addition, Dominion Energy may issue up to $150 million of stock under settlement agreements associated with litigation acquired in the SCANA Combination as discussed in Note 23 to the Consolidated Financial Statements. As discussed in Note 19 to the Consolidated Financial Statements, in 2022, Dominion Energy will settle the stock purchase contract component of the 2019 Equity Units expected to result in proceeds of $1.6 billion and the issuance of up to 21.8 million shares, subject to a formula based on the average closing price of Dominion Energy common stock upon settlement.

Repurchases of Equity Securities

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. No purchases have been made under this authorization as of December 31, 2021.

Dominion Energy does not plan to repurchase shares of common stock in 2022, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements for Dominion Energy’s historical capital expenditures by segment. Dominion Energy’s total planned capital expenditures for each segment over the next five years are presented in the table below:

	2022	2023	2024	2025	2026	Total(1)
(billions)
Dominion Energy Virginia	$5.8	$7.2	$7.5	$7.5	$5.3	$33.2
Gas Distribution	1.4	1.4	1.2	1.5	1.1	6.5
Dominion Energy South Carolina	0.8	0.9	0.9	0.8	0.7	4.2
Contracted Assets	0.6	0.9	0.9	0.9	0.5	3.8
Corporate and Other segment	0.1	0.1	0.1	0.1	0.1	0.4
Total(1)	$8.6	$10.3	$10.7	$10.6	$7.7	$47.9
(1)	Totals may not foot due to rounding.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its clean energy profile. See Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets in Item 1. Business for additional discussion of various significant capital projects currently under development. The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in December 2021 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2021, Dominion Energy’s Board of Directors established an annual dividend rate for 2022 of $2.67 per share of common stock, a 6% increase over the 2021 rate. Dividends are subject to declaration by the Board of Directors. In January 2022, Dominion Energy’s Board of Directors declared dividends payable in March 2022 of 66.75 cents per share of common stock.

See Note 19 for a discussion of Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2021, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

See Note 21 to the Consolidated Financial Statements for a description of such restrictions and any other restrictions on Dominion Energy’s ability to pay dividends.

Collateral and Credit Risk

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2021 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$32	$—	$32
Non-Investment grade(2)	6	—	6
No external ratings:
Internally rated—investment grade(3)	98	—	98
Internally rated—non-investment grade(4)	39	28	16
Total	$175	$28	$152

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 17% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 64% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 5% of the total net credit exposure.

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs for such commitments at December 31, 2021 are presented in the table below. These costs represent estimated minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

	2022	2023	2024	2025	2026	Total
(millions)
Purchased electric capacity for utility operations	$66	$66	$66	$65	$68	$331
Fuel commitments for utility operations	1,169	685	371	178	166	2,569
Fuel commitments for nonregulated operations	104	134	88	68	59	453
Pipeline transportation and storage	523	462	365	303	291	1,944
Total	$1,862	$1,347	$890	$614	$584	$5,297

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at December 31, 2021. Such obligations include:

•	Operating and financing lease obligations – See Note 15 to the Consolidated Financial Statements;
•	Regulatory liabilities – See Note 12 to the Consolidated Financial Statements;
•	AROs – See Note 14 to the Consolidated Financial Statements;
•	Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements; and
•	Charitable commitments – See Note 23 to the Consolidated Financial Statements.

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets.  Such obligations include:

•	Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements
•	Guarantees – See notes 9 and 23 to the Consolidated Financial Statements

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

Federal Income Tax Laws

Under existing law, the Companies utilize a financial reporting method that classifies and recognizes investment tax credits on nonregulated operations as immediate reductions to income tax expense and, therefore, immediate increases in earnings. This immediate earnings benefit provides a significant incentive for renewable energy development.  Provisions in recently proposed federal legislation would allow taxpayers to elect direct payment for investment tax credits.  While effective from a cash flow perspective, this option may not provide the same level of incentive due to the financial reporting potentially applicable to the proposed direct pay benefits and “refundable” tax credits, regardless of whether such an option is selected by the taxpayer.

Because the investment tax credit could be received as a direct payment under this proposed legislation, Dominion Energy may be required to either report the benefit ratably over the life of the qualifying facility or over the five-year recapture period. Either of these alternatives may be required instead of maintaining our historical financial reporting method regardless of whether we elect the direct pay option.  If this legislation is enacted into law, the application of these alternative accounting methodologies could have a material impact on the Companies’ future results of operations, financial condition and/or cash flows.

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

MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in the Companies’ electric operations and Dominion Energy’s natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities. The Companies’ exposure to foreign currency exchange rate risk is related to certain fixed price contracts entered into in 2021 in connection with the CVOW Commercial Project. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices could result in a change to the ultimate cost of the project. Virginia Power is evaluating hedging strategies, subject to approval by the Virginia Commission, to mitigate such risk.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $16 million and $3 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2021 and 2020, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $6 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2021. A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $35 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2020.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2021 or 2020.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2021, Dominion Energy and Virginia Power had $11.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $191 million and $111 million, respectively, in the fair value of Dominion

Energy and Virginia Power’s interest rate derivatives at December 31, 2021. As of December 31, 2020, Dominion Energy and Virginia Power had $6.9 billion and $2.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $124 million and $75 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2020.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $1.1 billion and $0.7 billion for the years ended December 31, 2021 and 2020, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $64 million and a net increase in unrealized gains on debt investments of $57 million for the years ended December 31, 2021 and 2020, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $568 million and $287 million for the years ended December 31, 2021 and 2020, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $31 million and a net increase in unrealized gains on debt investments of $29 million for the years ended December 31, 2021 and 2020, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $1.5 billion and $1.9 billion in 2021 and 2020, respectively, versus expected returns of $1.0 billion and $933 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy’s plan assets would result in an increase in net periodic cost of $27 million and $25 million as of December 31, 2021 and 2020, respectively, for pension benefits and $6 million and $5 million as of December 31, 2021 and 2020, respectively, for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2021 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy's internal control over financial reporting at December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on Dominion Energy's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric utility and natural gas distribution companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; other operations and maintenance expense; depreciation, depletion and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation.”

Revenue provided by Dominion Energy’s electric transmission, distribution and generation operations and its gas distribution operations is based primarily on rates approved by the relevant commissions. Further, Virginia Electric and Power Company’s (“Virginia Power”) retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period, and determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances, Virginia Power may be required to credit a portion of its earnings to customers.

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Dominion Energy evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events, and other natural disasters, and unplanned outages of facilities.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 24, 2022

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2021	2020	2019
(millions, except per share amounts)
Operating Revenue	$13,964	$14,172	$14,401
Operating Expenses
Electric fuel and other energy-related purchases	2,368	2,243	2,885
Purchased electric capacity	70	53	88
Purchased gas	1,083	889	1,560
Other operations and maintenance	3,734	3,685	3,790
Depreciation, depletion and amortization	2,478	2,332	2,283
Other taxes	909	871	883
Impairment of assets and other charges	195	2,105	1,520
Losses (gains) on sales of assets	108	(61)	(152)
Total operating expenses	10,945	12,117	12,857
Income from operations	3,019	2,055	1,544
Earnings from equity method investees	276	40	8
Other income	1,157	693	803
Interest and related charges	1,354	1,377	1,486
Income from continuing operations including noncontrolling interests before income tax expense	3,098	1,411	869
Income tax expense	425	83	209
Net Income From Continuing Operations Including Noncontrolling Interests	2,673	1,328	660
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	641	(1,878)	716
Net Income (Loss) Including Noncontrolling Interests	3,314	(550)	1,376
Noncontrolling Interests	26	(149)	18
Net Income (Loss) Attributable to Dominion Energy	$3,288	$(401)	$1,358
Amounts attributable to Dominion Energy
Net income from continuing operations	$2,647	$1,583	$653
Net income (loss) from discontinued operations	641	(1,984)	705
Net income (loss) attributable to Dominion Energy	$3,288	$(401)	$1,358
EPS - Basic
Net income from continuing operations	$3.19	$1.83	$0.79
Net income (loss) discontinued operations	0.79	(2.39)	0.87
Net income (loss) attributable to Dominion Energy	$3.98	$(0.56)	$1.66
EPS - Diluted
Net income from continuing operations	$3.19	$1.82	$0.75
Net income (loss) discontinued operations	0.79	(2.39)	0.87
Net income (loss) attributable to Dominion Energy	$3.98	$(0.57)	$1.62

(1)	See Note 9 for amounts attributable to related parties.
(2)	Includes income tax expense (benefit) of $188 million, $(204) million and $142 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2021	2020	2019
(millions)
Net income (loss) including noncontrolling interests	$3,314	$(550)	$1,376
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(6), $81 and $35 tax	15	(239)	(110)
Changes in unrealized net gains (losses) on investment securities, net of $7, $(14) and $(14) tax	(7)	43	39
Changes in net unrecognized pension and other postretirement benefit costs, net of $(54), $(2) and $(4) tax	144	25	(22)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $(15), $(75) and $21 tax	46	227	(62)
Net realized (gains) losses on investment securities, net of $5, $6 and $1 tax	(18)	(18)	(4)
Net pension and other postretirement benefit costs, net of $(29), $(13) and $(23) tax	82	37	66
Changes in other comprehensive income from equity method investees, net of $1, $(1) and $— tax	(3)	1	—
Total other comprehensive income (loss)	259	76	(93)
Comprehensive income (loss) including noncontrolling interests	3,573	(474)	1,283
Comprehensive income (loss) attributable to noncontrolling interests	26	(149)	18
Comprehensive income (loss) attributable to Dominion Energy	$3,547	$(325)	$1,265

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2021	2020
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$283	$172
Customer receivables (less allowance for doubtful accounts of $40 and $42)	2,219	2,295
Other receivables (less allowance for doubtful accounts of $4 and $3)	349	212
Inventories:
Materials and supplies	1,167	1,105
Fossil fuel	320	349
Gas stored	144	96
Margin deposit assets	678	19
Prepayments	328	309
Regulatory assets	1,492	699
Other	264	148
Current assets held for sale(1)	25	1,482
Total current assets	7,269	6,886
Investments
Nuclear decommissioning trust funds	7,950	6,900
Investment in equity method affiliates	2,932	2,934
Other	394	404
Total investments	11,276	10,238
Property, Plant and Equipment
Property, plant and equipment	86,503	82,959
Accumulated depreciation, depletion and amortization	(26,729)	(25,111)
Total property, plant and equipment, net	59,774	57,848
Deferred Charges and Other Assets
Goodwill	7,405	7,381
Pension and other postretirement benefit assets	2,310	1,704
Intangible assets, net	784	765
Regulatory assets	8,643	9,133
Other	2,129	1,950
Total deferred charges and other assets	21,271	20,933
Total assets	$99,590	$95,905

(1)	See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2021	2020
(millions)
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$841	$1,937
Supplemental 364-Day credit facility borrowings	—	225
Short-term debt	2,314	895
Accounts payable	1,197	944
Accrued interest, payroll and taxes	1,169	1,133
Regulatory liabilities	986	809
Liability to Atlantic Coast Pipeline	113	1,052
Q-Pipe Transaction deposit	—	1,290
Other(1)	2,053	1,933
Current liabilities held for sale	—	625
Total current liabilities	8,673	10,843
Long-Term Debt
Long-term debt	35,190	30,915
Junior subordinated notes	1,386	2,161
Other	850	881
Total long-term debt	37,426	33,957
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,658	5,953
Regulatory liabilities	10,713	10,187
Asset retirement obligations	5,275	5,404
Pension and other postretirement benefit liability	442	1,706
Other(1)	1,485	1,394
Total deferred credits and other liabilities	24,573	24,644
Total liabilities	70,672	69,444
Commitments and Contingencies (see Note 23)
Mezzanine Equity
Preferred stock (See Note 19)	1,610	—
Shareholders' Equity
Preferred stock (See Note 19)	1,783	2,387
Common stock – no par(2)	21,610	21,258
Retained earnings	5,373	4,189
Accumulated other comprehensive loss	(1,458)	(1,717)
Shareholders' equity	27,308	26,117
Noncontrolling interests	—	344
Total shareholders' equity	27,308	26,461
Total liabilities, mezzanine equity and shareholders' equity	$99,590	$95,905

(1)     See Note 9 for amounts attributable to related parties.

(2)    1.8 billion shares authorized; 810 million shares and 806 million shares outstanding at December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2018			681	$12,588	$9,219	$(1,700)	$20,107	$1,941	$22,048
Net income including noncontrolling interests					1,358		1,358	18	1,376
Issuance of stock	2	2,387	39	3,014			5,401		5,401
Stock purchase contract component of 2019 Equity Units				(264)			(264)		(264)
Acquisition of SCANA			96	6,818			6,818		6,818
Acquisition of public interest in Dominion Energy Midstream			22	1,181			1,181	(1,221)	(40)
Sale of interest in Cove Point				476			476	1,386	1,862
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (See Note 19)					(17)		(17)		(17)
Common dividends ($3.67 per common share) and distributions					(2,983)		(2,983)	(85)	(3,068)
Other comprehensive loss, net of tax						(93)	(93)		(93)
Other				(13)	(1)		(14)		(14)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net loss including noncontrolling interests					(401)		(401)	(149)	(550)
Issuance of stock			7	481			481		481
Stock repurchases			(39)	(3,080)			(3,080)		(3,080)
Stock awards (net of change in unearned compensation)				29			29		29
Preferred stock dividends (See Note 19)					(65)		(65)		(65)
Common dividends ($3.45 per common share) and distributions					(2,873)		(2,873)	(164)	(3,037)
Other comprehensive income, net of tax						76	76		76
GT&S Transaction closing				17			17	(1,384)	(1,367)
Other				(13)			(13)	2	(11)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					3,288		3,288	26	3,314
Issuance of stock	1	992	4	340			1,332		1,332
Stock awards (net of change in unearned compensation)				28			28		28
Preferred stock dividends (See Note 19)					(68)		(68)		(68)
Common dividends ($2.52 per common share) and distributions					(2,036)		(2,036)	(47)	(2,083)
Other comprehensive income, net of tax						259	259		259
Reclassification of Series A Preferred Stock to Mezzanine Equity	(1)	(1,596)		(14)			(1,610)		(1,610)
Sale of non-wholly-owned nonregulated solar facilities							—	(323)	(323)
Other				(2)			(2)		(2)
December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2021	2020	2019
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$3,314	$(550)	$1,376
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,768	2,836	2,977
Deferred income taxes and investment tax credits	487	(324)	216
Gain from sale of Q-Pipe Group and GT&S Transaction	(685)	(134)	—
Contribution to pension plan	—	(250)	(21)
Net loss on sale of interest in renewable generation facilities	211	—	—
Provision for refunds and rate credits to electric utility customers	356	—	800
Impairment of assets and other charges	182	2,345	1,333
Loss from investment in Atlantic Coast Pipeline	20	2,405	—
Charges related to a voluntary retirement program	—	—	320
Gains on sales of assets and equity method investments	(97)	(63)	(167)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(639)	(412)	(626)
Charge (revision) for future ash pond and landfill closure costs	—	11	(113)
Other adjustments	294	213	29
Changes in:
Accounts receivable	(183)	(292)	(105)
Inventories	(74)	39	(90)
Deferred fuel and purchased gas costs, net	(939)	212	195
Prepayments	(20)	7	(225)
Accounts payable	156	35	(225)
Accrued interest, payroll and taxes	41	(53)	(78)
Customer deposits	(24)	(13)	(101)
Margin deposit assets and liabilities	(664)	26	60
Net realized and unrealized changes related to derivative activities	435	(36)	43
Pension and other postretirement benefits	(314)	(319)	(148)
Other operating assets and liabilities	(588)	(456)	(246)
Net cash provided by operating activities	4,037	5,227	5,204
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,960)	(6,020)	(4,980)
Cash and restricted cash acquired in the SCANA Combination	—	—	389
Acquisition of solar development projects	(101)	(311)	(341)
Proceeds from GT&S Transaction and sale of Q-Pipe Group	1,522	3,687	—
Repayment of Q-Pipe Transaction deposit	(1,265)	—	—
Proceeds from sale of non-wholly-owned nonregulated solar facilities	495	—	—
Proceeds from sales of securities	3,985	4,278	1,712
Purchases of securities	(3,939)	(4,379)	(1,749)
Proceeds from sales of assets and equity method investments	159	143	447
Contributions to equity method affiliates	(1,021)	(148)	(209)
Acquisition of equity method investments	—	(178)	—
Other	(122)	12	109
Net cash used in investing activities	(6,247)	(2,916)	(4,622)
Financing Activities
Issuance (repayment) of short-term debt, net	1,419	(16)	404
Issuance of short-term notes	1,265	1,125	3,000
Repayment and repurchase of short-term notes	(1,265)	(1,125)	(3,000)
Supplemental 364-day credit facility borrowings	—	225	—
Supplemental 364-day credit facility repayments	(225)	—	—
Credit facility borrowings (repayments)	—	—	(113)
Issuance and remarketing of long-term debt	6,400	6,577	4,374
Repayment and repurchase of long-term debt (including redemption premiums)	(3,750)	(2,879)	(9,116)
Proceeds from sale of interest in Cove Point	—	—	2,078
Issuance of 2019 Equity Units	—	—	1,582
Supplemental credit facility borrowings	900	—	—
Supplemental credit facility repayments	(900)	—	—
Issuance of preferred stock	742	—	791
Issuance of common stock	192	159	2,515
Repurchase of common stock	—	(3,080)	—
Common dividend payments	(2,036)	(2,873)	(2,983)
Other	(371)	(446)	(236)
Net cash provided by (used in) financing activities	2,371	(2,333)	(704)
Increase (decrease) in cash, restricted cash and equivalents	161	(22)	(122)
Cash, restricted cash and equivalents at beginning of period	247	269	391
Cash, restricted cash and equivalents at end of period	$408	$247	$269

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue provided by Virginia Power’s electric transmission, distribution and generation operations is based on rates approved by the relevant commissions. Further, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period and determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances, Virginia Power may be required to credit a portion of its earnings to customers.

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Virginia Power evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events, and other natural disasters, and unplanned outages of facilities.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 24, 2022

We have served as Virginia Power's auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2021	2020	2019
(millions)
Operating Revenue(1)	$7,470	$7,763	$8,108
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,735	1,636	2,178
Purchased (excess) capacity	24	(17)	40
Other operations and maintenance:
Affiliated suppliers	333	314	367
Other	1,460	1,472	1,376
Depreciation and amortization	1,364	1,252	1,223
Other taxes	326	327	328
Impairment of assets and other charges (benefits)	(269)	1,093	757
Total operating expenses	4,973	6,077	6,269
Income from operations	2,497	1,686	1,839
Other income	146	80	98
Interest and related charges(1)	534	516	524
Income before income tax expense	2,109	1,250	1,413
Income tax expense	397	229	264
Net Income	$1,712	$1,021	$1,149

(1)	See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2021	2020	2019
(millions)
Net income	$1,712	$1,021	$1,149
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(4), $9 and $8 tax	13	(28)	(22)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $—, $(3) and $(2) tax	(2)	6	5
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(1), $— and $— tax	2	2	1
Net realized (gains) losses on nuclear decommissioning trust funds, net of $1, $1 and $1 tax	(2)	(3)	(1)
Other comprehensive income (loss)	11	(23)	(17)
Comprehensive income	$1,723	$998	$1,132

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

	2021	2020
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$26	$35
Customer receivables (less allowance for doubtful accounts of $28 and $23)	1,172	1,315
Other receivables (less allowance for doubtful accounts of $2 at both dates)	112	91
Affiliated receivables	37	5
Inventories (average cost method):
Materials and supplies	610	581
Fossil fuel	261	281
Margin deposit assets	167	1
Prepayments	37	32
Regulatory assets	850	295
Other(1)	78	26
Total current assets	3,350	2,662
Investments
Nuclear decommissioning trust funds	3,734	3,197
Other	3	3
Total investments	3,737	3,200
Property, Plant and Equipment
Property, plant and equipment	49,890	46,736
Accumulated depreciation and amortization	(15,234)	(14,167)
Total property, plant and equipment, net	34,656	32,569
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(1)	431	354
Intangible assets, net	395	334
Regulatory assets	4,130	3,509
Other(1)	1,233	1,026
Total deferred charges and other assets	6,189	5,223
Total assets	$47,932	$43,654

(1)	See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

	2021	2020
(millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$313	$8
Short-term debt	745	45
Accounts payable	402	332
Payables to affiliates	121	266
Affiliated current borrowings	699	380
Accrued interest, payroll and taxes	274	253
Asset retirement obligations	191	166
Regulatory liabilities	647	425
Derivative liabilities (1)	134	390
Other current liabilities	567	562
Total current liabilities	4,093	2,827
Long-Term Debt
Long-term debt	13,453	13,207
Other	503	480
Total long-term debt	13,956	13,687
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,183	2,779
Asset retirement obligations	3,732	3,654
Regulatory liabilities	5,740	5,338
Other (1)	1,248	812
Total deferred credits and other liabilities	13,903	12,583
Total liabilities	31,952	29,097
Commitments and Contingencies (see Note 23)
Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	9,170	7,758
Accumulated other comprehensive loss	(41)	(52)
Total common shareholder’s equity	15,980	14,557
Total liabilities and shareholder’s equity	$47,932	$43,654

(1)	See Note 25 for amounts attributable to affiliates.
(2)	500,000 shares authorized; 274,723 shares outstanding at December 31, 2021 and 2020.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2018	275	$5,738	$1,113	$6,208	$(12)	$13,047
Net income				1,149		1,149
Dividends				(190)		(190)
Other comprehensive loss, net of tax					(17)	(17)
December 31, 2019	275	5,738	1,113	7,167	(29)	13,989
Net income				1,021		1,021
Dividends				(430)		(430)
Other comprehensive loss, net of tax					(23)	(23)
December 31, 2020	275	5,738	1,113	7,758	(52)	14,557
Net income				1,712		1,712
Dividends				(300)		(300)
Other comprehensive income, net of tax					11	11
December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2021	2020	2019
(millions)
Operating Activities
Net income	$1,712	$1,021	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,521	1,421	1,392
Deferred income taxes and investment tax credits	343	(206)	(80)
Charge (revision) for future ash pond and landfill closure costs	—	11	(113)
Impairment of assets and other charges	(269)	1,079	624
Charges related to a voluntary retirement program	—	—	116
Provision for refunds to customers	356	—	—
Other adjustments	19	(61)	(63)
Changes in:
Accounts receivable	(112)	(266)	(219)
Affiliated receivables and payables	(175)	78	75
Inventories	(10)	10	(56)
Prepayments	(4)	(5)	1
Deferred fuel expenses, net	(652)	131	243
Accounts payable	19	6	(31)
Accrued interest, payroll and taxes	21	(4)	5
Margin deposit assets and liabilities	(166)	(1)	—
Net realized and unrealized changes related to derivative activities	—	(6)	21
Other operating assets and liabilities	(106)	(308)	(280)
Net cash provided by operating activities	2,497	2,900	2,784
Investing Activities
Plant construction and other property additions	(3,521)	(3,138)	(2,642)
Purchases of nuclear fuel	(160)	(199)	(157)
Acquisition of solar development projects	(75)	(35)	(182)
Proceeds from sales of securities	1,791	884	858
Purchases of securities	(1,789)	(936)	(905)
Other	—	21	(37)
Net cash used in investing activities	(3,754)	(3,403)	(3,065)
Financing Activities
Issuance (repayment) of short-term debt, net	700	(198)	(71)
Issuance (repayment) of affiliated current borrowings, net	319	273	(117)
Issuance and remarketing of long-term debt	1,000	1,327	1,248
Repayment and repurchase of long-term debt	(450)	(427)	(591)
Common dividend payments to parent	(300)	(430)	(190)
Other	(21)	(31)	(12)
Net cash provided by financing activities	1,248	514	267
Increase (decrease) in cash, restricted cash and equivalents	(9)	11	(14)
Cash, restricted cash and equivalents at beginning of year	35	24	38
Cash, restricted cash and equivalents at end of year	$26	$35	$24

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and, following the completion of the GT&S Transaction in November 2020, a noncontrolling interest in Cove Point. See Note 3 for a description of the sale of substantially all of Dominion Energy’s gas transmission and storage operations through the GT&S Transaction completed in November 2020 and the sale of the Q-Pipe Group completed in December 2021.

Dominion Energy manages its daily operations through four primary operating segments:  Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets.  Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Wrangler. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources.  In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 and its equity investment in Atlantic Coast Pipeline as discussed in Note 9.

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. Clearway’s ownership interest in Four Brothers and Three Cedars (through December 2021), Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects (through December 2021), Brookfield’s 25% interest in Cove Point (effective December 2019 until November 2020) and the non-Dominion Energy held interest in Dominion Energy Midstream (through January 2019) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements.

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

Certain amounts in the Companies’ 2020 and 2019 Consolidated Financial Statements and Notes have been reclassified to conform to the 2021 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, the Companies updated their Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2021 and 2020 included $779 million and $1.1 billion, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2021 and 2020 included $398 million and $740 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

The primary types of sales and service activities reported as operating revenue for Dominion Energy are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•

Nonregulated electric sales consist primarily of sales of electricity at market-based rates and contracted fixed rates and associated hedging activity and sales to Virginia Power customers from non-jurisdictional solar generation facilities;

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
•

Other nonregulated revenue consists primarily of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Other nonregulated revenue also includes sales of energy-related products and services from Dominion Energy’s retail energy marketing operations (through December 2021), service concession arrangements and revenue associated with services provided to entities presented in discontinued operations under transition services agreements.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs, gains and losses from derivative instruments not subject to hedge accounting and lease revenues.

The primary types of sales and service activities reported as operating revenue for Virginia Power are as follows:

Revenue from Contracts with Customers

•	Regulated electric sales consist primarily of state-regulated retail electric sales and federally-regulated wholesale electric sales and electric transmission services;
•	Nonregulated electric sales consists of sales to customers from non-jurisdictional solar generation facilities;
•	Other regulated revenue consists primarily of sales of excess capacity and other commodities and miscellaneous service revenue from electric distribution operations; and
•	Other nonregulated revenue consists primarily of revenue from renting space on certain electric transmission poles and distribution towers and service concession arrangements.

Other Revenue

•	Other revenue consists primarily of alternative revenue programs, gains and losses from derivative instruments not subject to hedge accounting and lease revenues.

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

Revenues from electric and gas sales are recognized over time, as the customers of the Companies consume gas and electricity as it is delivered. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligation is satisfied, while variable usage fees are recognized when Dominion Energy has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Sales of products and services typically transfer control and are recognized as revenue upon delivery of the product or service. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type but is typically due within a month of billing.

Operating revenue for the gas transmission and storage operations sold to BHE as part of the GT&S Transaction and sold to Southwest Gas as part of the Q-Pipe Group sale primarily consisted of FERC-regulated sales of transmission and storage services, LNG terminalling services, sales of extracted products and associated hedging activities and NGL activities, including gathering and processing and sales of production and condensate as well as services performed for Atlantic Coast Pipeline. This revenue is included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

Transportation and storage contracts associated with the operations sold to BHE as part of the GT&S Transaction and sold to Southwest Gas as part of the Q-Pipe Group sale were primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services, included in discontinued operations, are also stand-ready service contracts, primarily consisting of fixed fees, offset by service credits associated with the start-up phase of the Liquefaction Facility. NGLs received during natural gas processing are recorded in discontinued operations at fair value as service revenue recognized over time, and revenue continued to be recognized from the subsequent sale of the NGLs to customers upon delivery.

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

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2021, approximately 86% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2021, approximately 96% is subject to DESC’s deferred fuel accounting.

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

In 2021, Dominion Energy reflected a $21 million benefit from the reversal of interest expense and a $7 million benefit from the reversal of penalty expense on uncertain tax positions that were effectively settled.

At December 31, 2021, Virginia Power had an income tax-related affiliated receivable of $35 million, comprised of $33 million of federal income taxes and $2 million of state income taxes receivable from Dominion Energy. These affiliated balances are expected to be received from Dominion Energy.

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

Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

At December 31,	2021	2020
(millions)
Dominion Energy	$70	$50
Virginia Power	15	30

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits, federal assistance funds and future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements (through December 2021), on DECP Holdings’ term loan agreement and on Eagle Solar’s senior note agreement.

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
(millions)
Dominion Energy
Cash and cash equivalents(1)	$283	$179	$166	$268
Restricted cash and equivalents(2)(3)	125	68	103	123
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$408	$247	$269	$391
Virginia Power
Cash and cash equivalents	$26	$35	$17	$29
Restricted cash and equivalents(3)	—	—	7	9
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$26	$35	$24	$38
(1)

At December 31, 2020, December 31, 2019 and December 31, 2018, Dominion Energy had $7 million, $31 million and $110 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2021.

(2)

At December 31, 2020, December 31, 2019 and December 31, 2018, Dominion Energy had $3 million, $12 million and $89 million of restricted cash included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2021.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2021	2020	2019
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,340	$1,519	$1,643
Income taxes	160	292	106
Significant noncash investing and financing activities:(1)(2)(3)(4)(5)
Accrued capital expenditures	637	485	555
Leases(6)	96	173	157

(1)	See the New Accounting Standards section below for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 3 for noncash investing and financing activities related to the SCANA Combination.
(3)	See Note 5 for noncash activities related to the sale of a noncontrolling interest in Cove Point.
(4)	See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Wrangler.
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

(6)

Includes $47 million of finance leases and $49 million of operating leases entered in 2021, $46 million of finance leases and $127 million of operating leases entered in 2020 and $113 million of finance leases and $44 million of operating leases entered in 2019.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2021	2020	2019
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$501	$491	$495
Income taxes	109	452	272
Significant noncash investing activities:(1)(2)
Accrued capital expenditures	363	262	292
Leases (3)	79	32	55
(1)	See the New Accounting Standards section below for noncash investing and financing activities related to the adoption of a new accounting standard for leasing arrangements.
(2)	See Note 18 for non-cash financing activities related to derivative restructuring.
(3)

Includes $37 million of finance leases and $42 million of operating leases entered in 2021, $32 million of finance leases entered in, 2020 and $20 million of finance leases and $35 million of operating leases entered in 2019.

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

Derivative Instruments

The Companies are exposed to the impact of market fluctuations in the price of electricity, natural gas and other energy-related products they market and purchase, as well as interest rate and foreign currency exchange rate risks in their business operations. The Companies use derivative instruments such as physical and financial forwards, futures, swaps, options, foreign currency transactions and FTRs to manage the commodity, interest rate and/or foreign currency exchange rate risks of their business operations.

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

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $678 million and $19 million associated with cash collateral at December 31, 2021 and 2020, respectively. Dominion Energy had margin liabilities of $5 million associated with cash collateral at December 31, 2020 and no amounts outstanding at December 31, 2021. Virginia Power had margin assets of $167 million and $1 million associated with cash collateral at December 31, 2021 and 2020, respectively. Virginia Power had no margin liabilities associated with cash collateral at December 31, 2021 and 2020. See Note 7 for further information about derivatives.

To manage price and interest rate risk, the Companies hold derivative instruments that are not designated as hedges for accounting purposes. However, to the extent the Companies do not hold offsetting positions for such derivatives, they believe these instruments represent economic hedges that mitigate their exposure to fluctuations in commodity prices or interest rates. All income statement activity, including amounts realized upon settlement, is presented in operating revenue, operating expenses, interest and related charges or discontinued operations based on the nature of the underlying risk.

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

Cash Flow Hedges

A majority of the Companies’ hedge strategies represents cash flow hedges of the variable price risk primarily associated with the use of interest rate swaps to hedge their exposure to variable interest rates on long-term debt. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item, or as appropriate to regulatory assets or regulatory liabilities. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Fair Value Hedges

Dominion Energy has also designated interest rate swaps as fair value hedges on certain fixed rate long-term debt to manage interest rate exposure. For fair value hedge transactions, changes in the fair value of the derivative are generally offset currently in earnings by the recognition of changes in the hedged item’s fair value. Hedge accounting is discontinued if the hedged item no longer qualifies for hedge accounting.

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

In 2021, 2020 and 2019, Dominion Energy capitalized interest costs and AFUDC to property, plant and equipment of $117 million, $103 million and $78 million, respectively. In 2021, 2020 and 2019, Virginia Power capitalized AFUDC to property, plant and equipment of $78 million, $60 million and $34 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2021, 2020 and 2019, Virginia Power recorded $35 million, $11 million and $11 million of AFUDC related to these projects, respectively.

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

In 2020 and 2019, the Companies had the following charges, primarily recorded in impairment of assets and other charges in the Consolidated Statements of Income (reflected in the Corporate and Other segment), related to early retirements:

•

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $751 million ($559 million after-tax). This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13. In addition, see Note 13 for information on the settlement of the 2021 Triennial Review. Also in 2020, Virginia Power recorded charges of $54 million ($40 million after-tax) associated with dismantling certain of these electric generation facilities.

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

•

In March 2019, Virginia Power committed to retire certain electric generating units before the end of their useful lives and completed the retirement of certain units at six facilities representing 1,292 MW of electric generating capacity, which had previously been placed in cold reserve. An additional unit at Possum Point power station was retired after meeting its capacity obligation to PJM in December 2020. As a result, Virginia Power recorded a charge of $346 million ($257 million after-tax). This charge is considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13. In addition, see Note 13 for information on the settlement of the 2021 Triennial Review.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2021	2020	2019
(percent)
Dominion Energy(1)
Generation	2.63	2.51	2.84
Transmission	2.47	2.48	2.50
Distribution	2.76	2.76	2.80
Storage	1.79	1.59	1.49
General and other	3.85	4.35	3.99
Virginia Power
Generation	2.69	2.52	2.94
Transmission	2.51	2.52	2.54
Distribution	3.18	3.19	3.14
General and other	5.08	5.09	4.40
(1)	Excludes rates for depreciation reported as discontinued operations.

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

In January 2022, Dominion Energy revised the estimated useful life of its non-jurisdictional and certain nonregulated solar generation facilities to 35 years.  This revision is expected to result in an annual decrease of depreciation expense of approximately $20 million ($15 million after-tax), including approximately $8 million ($6 million after-tax) at Virginia Power, and increase Dominion Energy’s EPS by approximately $0.02.

Virginia Power’s non-jurisdictional property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 35 years, effective January 2022.

Capitalized costs of development wells and leaseholds are amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.92 and $1.97 per mcfe in 2021 and 2020, respectively.

Dominion Energy’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Nonregulated generation-nuclear	44 years
Nonregulated generation-solar	15-35 years
General and other	5-59 years

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

Regulatory Assets and Liabilities

The accounting for the Companies’ regulated electric and gas operations differs from the accounting for nonregulated operations in that the Companies are required to reflect the effect of rate regulation in their Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred.

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

Leases

The Companies lease certain assets including vehicles, real estate, office equipment and other operational assets under both operating and finance leases. For the Companies’ operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Companies’ Consolidated Statements of Income. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Companies’ Consolidated Statements of Income or, subject to regulatory framework, is deferred within regulatory assets in the Consolidated Balance Sheets and amortized into the Consolidated Statements of Income.

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

In addition, Dominion Energy acts as lessor under certain power purchase agreements in which the counterparty or counterparties purchase substantially all of the output of certain solar facilities. These leases are considered operating in nature. For such leasing arrangements, rental revenue and an associated accounts receivable are recorded when the monthly output of the solar facility is determined. Depreciation on these solar facilities is computed on a straight-line basis over an estimated useful life of 35 years, effective January 2022.

Asset Retirement Obligations

The Companies recognize AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed, for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Quarterly, the Companies assess their AROs to determine if circumstances indicate that estimates of the amounts or timing of future cash flows associated with retirement activities have changed. AROs are adjusted when significant changes in the amounts or timing of future cash flows are identified. Dominion Energy reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipelines of its distribution business as an adjustment to the related regulatory assets or liabilities when revenue is recoverable from customers for AROs. The Companies report accretion of AROs and depreciation on asset retirement costs associated with decommissioning its nuclear power stations as an adjustment to the regulatory asset or liability for certain jurisdictions. Additionally, the Companies report accretion of AROs and depreciation on asset retirement costs associated with certain rider and prospective rider projects and other electric generation and distribution facilities as an adjustment to the regulatory asset for certain jurisdictions. Accretion of all other AROs and depreciation of all other asset retirement costs are reported in other operations and maintenance expense and depreciation expense, respectively, in the Consolidated Statements of Income.

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

Debt Securities

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

Credit Impairment

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

Using information obtained from their nuclear decommissioning trust fixed-income investment managers, the Companies record in earnings, or defer as applicable for certain jurisdictions subject to cost-based regulation, any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, the Companies record the credit loss in earnings or defer as applicable for certain jurisdictions subject to cost-based regulation, with the remaining non-credit portion of the unrealized loss recorded in AOCI. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors

Equity Securities with Readily Determinable Fair Values

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio gas distribution operations, which are valued using the LIFO method. Under the LIFO method, current stored gas inventory was valued at $26 million and $2 million at December 31, 2021 and December 31, 2020, respectively. Based on the average price of gas purchased during 2021 and 2020, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $74 million and $52 million, respectively.

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

New Accounting Standards

Debt with Conversion Options and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued revised accounting guidance for debt with conversion options and contracts in an entity’s own equity. The revised guidance eliminates the ability to assert cash settlement and exclude potential shares from the diluted EPS calculation for a contract that may be settled in stock or cash. The guidance became effective for Dominion Energy’s interim and annual reporting periods beginning January 1, 2022. Upon adoption, Dominion Energy will apply the guidance using a modified retrospective approach and will continue to apply the if-converted method to calculate diluted EPS in connection with any potentially dilutive instruments, or components of instruments, that may be settled in stock or cash.

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

The guidance became effective for the Companies’ interim and annual reporting periods beginning January 1, 2019. The Companies adopted this revised accounting guidance using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the date of adoption. The Companies applied the practical expedients, which required no reassessment of whether existing contracts are or contain leases, no reassessment of lease classification for existing leases and no reassessment of existing or expired land easements that were not previously accounted for as leases. In connection with the adoption of this revised accounting guidance, Dominion Energy and Virginia Power recorded $504 million and $209 million, respectively, of offsetting right-of-use assets and liabilities for operating leases in effect at the adoption date. Upon entering an agreement to sell substantially all of Dominion Energy’s gas transmission and storage operations in 2020, $43 million of the initially recorded right-of-use assets and liabilities for operating leases were considered activity associated with discontinued operations. See Note 15 for additional information.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Dominion Energy

Disposition of Gas Transmission & Storage Operations

In July 2020, Dominion Energy entered into an agreement with BHE with a total value of approximately $10 billion, comprised of approximately $4.0 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt, to sell substantially all of its gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests).  The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. In October 2020, pursuant to a provision in the agreement with BHE, Dominion Energy elected to exclude the Q-Pipe Group and certain other affiliated entities from the transaction as approval under the Hart-Scott-Rodino Act had not been obtained by mid-September 2020.  Concurrently in October 2020, Dominion Energy and BHE entered into a separate agreement under which Dominion Energy would sell the Q-Pipe Group and certain other affiliated entities to BHE for cash consideration of $1.3 billion and the assumption of related long-term debt.

In November 2020, Dominion Energy completed the GT&S Transaction and received cash proceeds of $2.7 billion.  This transaction was structured as an asset sale for tax purposes.  Dominion Energy retained a 50% noncontrolling interest in Cove Point that is accounted for as an equity method investment upon closing of the GT&S Transaction as Dominion Energy has the ability to exercise significant influence over, but not control, Cove Point.  The retained 50% noncontrolling interest in Cove Point was recognized at its initial fair value of $2.8 billion on the date of close estimated using an income approach and a market approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgment and unobservable inputs, including projected timing and amount of future cash flows and a discount rate reflecting risks inherent in the future cash flows and market prices.  Upon closing the GT&S Transaction, Dominion Energy recognized a gain of $127 million (net of a $1.4 billion write-off of goodwill and a $222 million closing adjustment paid to BHE in December 2020) and an associated tax expense of $336 million, presented in net income (loss) from discontinued operations including noncontrolling interest in Dominion Energy’s Consolidated Statements of Income.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing, subsequently extended through June 2023 for certain services. In addition, BHE will provide certain administrative services to Dominion Energy.  Dominion Energy recorded revenue of $21 million and $4 million associated with the transition service agreement in operating revenue in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively.

Also in November 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction.  In July 2021, Dominion Energy and BHE mutually agreed to terminate the Q-Pipe Transaction as a result of uncertainty associated with receiving approval under the Hart-Scott-Rodino Act. Also in July 2021, Dominion Energy entered into an approximately $1.3 billion term loan credit agreement and borrowed the full amount available thereunder. The agreement matured in December 2021 and bore interest at a variable rate. The proceeds were utilized to repay the deposit received from BHE on the Q-Pipe Transaction. Upon completion of a sale of the Q-Pipe Group, Dominion Energy was required to utilize the net proceeds to repay any outstanding balances under the term loan agreement.

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

In December 2021, Dominion Energy completed the sale of the Q-Pipe Group and received cash proceeds of $1.5 billion. This transaction is structured as an asset sale for tax purposes. Upon closing, Dominion Energy recognized a gain of $666 million (net of a $191 million write-off of goodwill) and an associated tax expense of $173 million, presented in net income (loss) from discontinued operations including noncontrolling interest in Dominion Energy’s Consolidated Statements of Income. Also in December 2021, Dominion Energy used the net proceeds from the sale to repay all outstanding balances under the July 2021 term loan agreement and terminated the term loan agreement.

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed businesses for up to 12 months after closing, subject to extension.

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

The following table represents selected information regarding the results of operations, which are reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Year Ended December 31, 2021	Year Ended December 31, 2020		Year Ended December 31, 2019
	Q-Pipe Group(1)	GT&S Transaction(1)	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Operating revenue	$254	$1,710	$246	$2,213	$251
Operating expense(2)	76	1,289	96	1,367	131
Other income (loss)(3)	28	88	1	58	4
Interest and related charges(4)	25	372	20	267	20
Income before income taxes	181	137	131	637	104
Income tax expense (benefit)(5)	36	334	(9)	120	23
Net income (loss) including noncontrolling interests	145	(197)	140	517	81
Noncontrolling interests	—	106	—	11	—
Net income (loss) attributable to Dominion Energy	$145	$(303)	$140	$506	$81
(1)	Operations associated with the Q-Pipe Group are through the December 31, 2021 closing date. Operations associated with the GT&S Transaction are through the November 1, 2020 closing date.
(2)

GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in the second quarter of 2020 associated with the probable abandonment of a significant portion of the Supply Header Project as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project.

(3)	Q-Pipe Group includes a $25 million benefit associated with the termination of the Q-Pipe Transaction in the third quarter of 2021.
(4)

GT&S Transaction includes a loss of $237 million ($178 million after-tax) recorded in the third quarter of 2020 associated with cash flow hedges of debt-related items that were determined to be probable of not occurring.

(5)	Excludes $17 million income tax benefit recorded in 2021 associated with the GT&S Transaction.

The carrying amounts of major classes of assets and liabilities relating to the Q-Pipe Group, all of which was classified as current and reported as held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2020, were as follows:

(millions)
Current assets(1)	$47
Equity method investments(2)	35
Property, plant and equipment, net	1,113
Other deferred charges and other assets, including goodwill(3) and intangible assets	224
Current liabilities	30
Long-term debt	426
Other deferred credits and liabilities	154
(1)	Includes cash and cash equivalents of $7 million.

(2)	Comprised of equity method investment in White River Hub.
(3)	Includes goodwill of $191 million.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020		Year Ended December 31, 2019
	Q-Pipe Group(1)	GT&S Transaction(1)	Q-Pipe Group	GT&S Transaction	Q-Pipe Group
(millions)
Capital expenditures	$34	$292	$38	$386	$42
Significant noncash items
Impairment of assets and other charges	—	469	—	13	1
Charge related to a voluntary retirement program	—	—	—	19	3
Depreciation, depletion and amortization	—	177	27	322	51
Accrued capital expenditures	—	—	1	25	2
(1)	Operations associated with the Q-Pipe Group are through the December 31, 2021 closing date. Operations associated with the GT&S Transaction are through the November 1, 2020 closing date.

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

Other Terms and Conditions

•

DESC agreed not to file an application for a general rate case with the South Carolina Commission with a requested effective date earlier than January 2021. See Note 13 for information on the status of DESC’s base rate case;

•	PSNC agreed not to file an application for a general rate case with the North Carolina Commission any earlier than April 2021. See Note 13 for information on the status of PSNC’s general rate case;
•	Dominion Energy committed to increasing SCANA’s historical level of corporate contributions to charities by $1 million per year over five years beginning in 2019;
•	Dominion Energy will maintain DESC and PSNC’s headquarters in Cayce, South Carolina and Gastonia, North Carolina, respectively; and
•

Dominion Energy will seek to minimize reductions in local employment by allowing some DES employees supporting shared and common services functions and activities to be located in Cayce, South Carolina where it makes economic and practical sense to do so.

Purchase Price Allocation

SCANA’s assets acquired and liabilities assumed have been measured at estimated fair value at closing and are included in Dominion Energy South Carolina and Gas Distribution. The majority of the operations acquired are subject to the rate setting authority of FERC and the North and South Carolina Commissions and are therefore accounted for pursuant to ASC 980, Regulated Operations. The fair values of SCANA’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets and liabilities acquired, nor the unaudited pro forma financial information, reflect any adjustments related to these amounts.

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

Results of Operations and Unaudited Pro Forma Information

The impact of the SCANA Combination on Dominion Energy’s operating revenue was an increase of $3.6 billion, $3.3 billion and $3.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively, in the Consolidated Statements of Income. The impact of the SCANA Combination on Dominion Energy’s net income attributable to Dominion Energy was an increase of $287 million and $277 million for the years ended December 31, 2021 and 2020, respectively, and a decrease of $1.1 billion for the year ended December 31, 2019 in the Consolidated Statements of Income.

Dominion Energy incurred merger and integration-related costs of $31 million and $97 million for the years ended December 31, 2021 and 2020, respectively, all of which is recorded in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy incurred merger and integration-related costs of $646 million for the year ended December 31, 2019. The amount for the year ended December 31, 2019 includes $427 million for a charge related to a voluntary retirement program. See Note 22 for additional information. Of the remaining merger and integration-related costs, $210 million is recorded in other operations and maintenance expense and $9 million was recorded in interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2019. These costs consist of professional fees, the charitable contribution commitment described above, employee-related expenses, certain financing costs and other miscellaneous costs.

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

Twelve Months Ended
December 31, 2019(1)
(millions, except EPS)
Operating revenue	$15,408
Net income attributable to Dominion Energy	3,266
Earnings Per Common Share – Basic	$4.04
Earnings Per Common Share – Diluted	$4.00
(1)	Amounts include adjustments for non-recurring costs directly related to the SCANA Combination.

Sale of Interest in Cove Point

In October 2019, Dominion Energy signed an agreement to sell its 25% noncontrolling limited partnership interests in Cove Point to Brookfield. In December 2019, the sale was completed and Dominion Energy received cash consideration of $2.1 billion, subject to working capital adjustments. The sale was accounted for by Dominion Energy following the guidance for a change in a parent company’s ownership interest in a consolidated subsidiary. Because Dominion Energy controlled Cove Point both before and after the sale of the noncontrolling interest, the change in Dominion Energy’s ownership interest in Cove Point was accounted for as an equity transaction and no gain or loss was recognized.

Sale of Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million of cash consideration, subject to customary closing adjustments. The sale will be treated as a stock sale for tax purposes and is expected to close by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the West Virginia Commission, and other customary closing and regulatory conditions. While Dominion Energy is still completing its evaluation, it does not expect to record a significant gain or loss associated with the sale. Dominion Energy will reclassify the assets and liabilities to be disposed of, currently reflected in Gas Distribution, as held for sale starting in the first quarter of 2022.

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

In May 2021, Dominion Energy and EnergySolutions submitted a license transfer application to the NRC. Also in May 2021, Dominion Energy submitted an application to the Wisconsin Commission for approval. In July 2021, WPSC and WP&L submitted a joint request to the Wisconsin Commission for the waiver of both of their rights of first refusal to purchase Kewaunee, such rights having been granted as the former owners of Kewaunee. At December 31, 2021, Dominion Energy determined that the assets and liabilities associated with the Kewaunee sale, included in Contracted Assets, did not meet the criteria to be classified as held for sale due to the significant uncertainty surrounding the timing of or ability to obtain necessary regulatory approvals.

Dominion Energy expects to record a loss if and when it determines that criteria for the classification as held for sale have been met. If such classification had been made at December 31, 2021, Dominion Energy would have recognized a loss of approximately $725 million ($570 million after-tax). If the sale is ultimately completed, the final net loss will primarily depend on the value of the nuclear decommissioning trust and AROs at closing.

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

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

Year Ended December 31,	2021	2020	2019
(millions)
Dominion Energy
Regulated electric sales:
Residential	$4,509	$4,833	$4,325
Commercial	3,194	3,102	3,219
Industrial	748	730	683
Government and other retail	921	868	873
Wholesale	175	128	176
Nonregulated electric sales	1,005	823	941
Regulated gas sales:
Residential	1,455	1,283	1,343
Commercial	527	457	457
Other	135	88	109
Nonregulated gas sales	96	174	495
Regulated gas transportation and storage	945	801	742
Other regulated revenues	265	327	252
Other nonregulated revenues(1)(2)	195	138	130
Total operating revenue from contracts with customers	14,170	13,752	13,745
Other revenues(3)(4)	(206)	420	656
Total operating revenue	$13,964	$14,172	$14,401
Virginia Power
Regulated electric sales:
Residential	$3,366	$3,677	$3,657
Commercial	2,417	2,342	2,712
Industrial	367	380	455
Government and other retail	862	804	823
Wholesale	107	90	128
Nonregulated electric sales	44	19	15
Other regulated revenues	234	299	190
Other nonregulated revenues(1)(2)	73	50	56
Total operating revenue from contracts with customers	7,470	7,661	8,036
Other revenues(1)(3)	—	102	72
Total operating revenue	$7,470	$7,763	$8,108
(1)	See Notes 9 and 25 for amounts attributable to related parties and affiliates.
(2)

Includes sales which are considered to be goods transferred at a point in time of $34 million, $22 million and $37 million for the years ended December 31, 2021, 2020 and 2019, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $33 million, $20 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively, at Dominion Energy and $21 million, $11 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively, at Virginia Power.

(3)

Includes alternative revenue of $56 million, $119 million and $66 million at Dominion Energy and $44 million, $82 million and $52 million at Virginia Power for years ended December 31, 2021, 2020 and 2019, respectively.

(4)	Includes revenue associated with services provided to discontinued operations of $5 million, $4 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at December 31, 2021	2022	2023	2024	2025	2026	Thereafter	Total
(millions)
Dominion Energy(1)	$68	$66	$59	$51	$45	$448	$737
(1)	Includes no amounts for Virginia Power.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2021 and 2020, Dominion Energy’s contract liability balances were $124 million and $130 million, respectively. At December 31, 2021 and 2020, Virginia Power’s contract liability balances were $33 million and $36 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets. The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2021 and 2020, Dominion Energy recognized revenue of $124 million and $97 million from the beginning contract liability balance. During the years ended December 31, 2021 and 2020, Virginia Power recognized revenue of $36 million and $24 million, respectively, from the beginning contract liability balance.

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

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses under the 2017 Tax Reform Act. Under the 2017 Tax Reform Act, deductions for net interest expense are limited to 30% of adjusted taxable income, which has, until this point, been defined similarly to EBITDA (earnings before interest, taxes, depreciation and amortization). For tax years beginning after December 31, 2021, the calculation of adjusted taxable income is defined similarly to EBIT (earnings before interest and taxes). For consolidated groups such as Dominion Energy that have both regulated and nonregulated operations, these rules may result in a temporary disallowance of a portion of Dominion Energy’s interest deductions in the future, although any interest disallowed has an indefinite carryforward period.

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

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2021	2020	2019	2021	2020	2019
(millions)
Current:
Federal	$(162)	$(314)	$(94)	$67	$364	$286
State	45	(81)	58	(13)	71	58
Total current expense (benefit)	(117)	(395)	(36)	54	435	344
Deferred:
Federal
Taxes before operating loss carryforwards, investment tax credits and tax reform	151	12	168	145	(226)	(128)
Tax utilization expense of operating loss carryforwards	43	44	119	—	—	—
Investment tax credits	250	311	(51)	(39)	(27)	(34)
State	(19)	72	(50)	118	7	22
Total deferred expense (benefit)	425	439	186	224	(246)	(140)
Investment tax credit-gross deferral	121	42	62	121	42	62
Investment tax credit-amortization	(4)	(3)	(3)	(2)	(2)	(2)
Total income tax expense	$425	$83	$209	$397	$229	$264

In 2021, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the QPipe Group’s operations, including taxes on the gain, is reflected in discontinued operations.  Dominion Energy’s income tax expense reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax gain on the sale.

In 2020, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with gas transmission and storage operations, including taxes on the gain, is reflected in discontinued operations.  Dominion Energy’s income tax expense reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax gain on the sale.  In addition, an $18 million income tax benefit is reflected in common shareholders’ equity associated with state deferred taxes on assets and liabilities retained in connection with the GT&S Transaction.

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

Discontinued Operations

Income tax expense (benefit) reflected in discontinued operations is $188 million, $(204) million and $142 million for the years ended December 31, 2021, 2020 and 2019, respectively. 2021 income taxes include a $14 million benefit related to finalizing income tax returns on the GT&S Transaction and the absence of a $36 million benefit on non-deductible goodwill written off in connection with the sale of the Q-Pipe Group. The 2020 income tax expense reflects a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline Project and the absence of a $236 million benefit on non-deductible goodwill written off in connection with the GT&S Transaction.

Continuing Operations

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2021	2020	2019	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	2.6	2.0	1.5	4.6	4.8	4.5
Investment tax credits	(3.2)	(9.6)	(11.4)	(3.0)	(4.5)	(2.9)
Production tax credits	(0.4)	(0.7)	(2.1)	(0.6)	(0.7)	(0.7)
Valuation allowances	0.1	0.9	0.5	—	—	—
Reversal of excess deferred income taxes	(3.2)	(5.4)	(3.2)	(2.1)	(2.2)	(3.1)
State legislative change	(0.7)	—	—	(0.7)	—	—
Write-off of regulatory assets	—	—	21.7	—	—	—
Change in tax status	—	(1.7)	(5.5)	—	—	—
AFUDC—equity	(0.4)	(0.2)	(0.2)	(0.5)	—	—
Changes in state deferred taxes associated with assets held for sale	(0.3)	(3.2)	—	—	—	—
Absence of tax on noncontrolling interest	(0.1)	3.8	(0.2)	—	—	—
Settlements of uncertain tax positions	(1.2)	—	—	—	—	—
Employee stock ownership plan deduction	(0.3)	(0.9)	(1.4)	—	—	—
Nondeductible goodwill	—	—	1.8	—	—	—
Other, net	(0.2)	(0.1)	1.5	0.1	(0.1)	(0.2)
Effective tax rate	13.7%	5.9%	24.0%	18.8%	18.3%	18.6%

For the Companies’ rate-regulated entities, deferred taxes will reverse at the weighted average rate used to originate the deferred tax liability, which in some cases will be 35%. The Companies have recorded an estimate of excess deferred income tax amortization in 2021, and changes in estimates of amounts probable of collection from or return to customers. The reversal of these excess deferred income taxes will impact the effective tax rate, and rates charged to customers. See Note 13 for current year developments.

In December 2021, unrecognized tax benefits related to several state uncertain tax positions acquired in the SCANA Combination were effectively settled through negotiations with the taxing authority.  Management believed it was reasonably possible these unrecognized tax benefits could decrease through settlement negotiations or payments during 2021, however no income tax benefits could be recognized unless or until the positions were effectively settled.  Resolution of these uncertain tax positions decreased income tax expense by $38 million. In addition, the Companies’ effective tax rates reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

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

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2021	2020	2021	2020
(millions)
Deferred income taxes:
Total deferred income tax assets	$3,025	$3,285	$1,373	$1,204
Total deferred income tax liabilities	9,397	9,069	4,286	3,832
Total net deferred income tax liabilities	$6,372	$5,784	$2,913	$2,628
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$6,017	$5,824	$3,327	$3,227
Excess deferred income taxes	(1,107)	(1,142)	(629)	(656)
Unrecovered NND Project costs	508	529	—	—
DESC rate refund	(113)	(140)	—	—
Toshiba Settlement	(189)	(204)	—	—
Nuclear decommissioning	1,114	991	324	303
Deferred state income taxes	857	702	420	305
Federal benefit of deferred state income taxes	(179)	(147)	(88)	(64)
Deferred fuel, purchased energy and gas costs	189	(28)	126	(34)
Pension benefits	362	239	(119)	(105)
Other postretirement benefits	73	(14)	93	76
Loss and credit carryforwards	(1,571)	(1,534)	(537)	(354)
Valuation allowances	140	155	6	6
Partnership basis differences	398	593	—	—
Other	(127)	(40)	(10)	(76)
Total net deferred income tax liabilities	$6,372	$5,784	$2,913	$2,628
Deferred Investment Tax Credits – Regulated Operations	286	169	270	151
Total Deferred Taxes and Deferred Investment Tax Credits	$6,658	$5,953	$3,183	$2,779

At December 31, 2021, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$965	$203	$—	2037
Federal investment credits	—	752	—	2036-2041
Federal production and other credits	—	63	—	2036-2041
State losses	4,583	243	(50)	2022-2041
State minimum tax credits	—	214	—	No expiration
State investment and other credits	—	129	(90)	2022-2031
Total	$5,548	$1,604	$(140)

At December 31, 2021, Virginia Power had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$—	$—	$—
Federal investment credits	—	467	—	2036-2041
Federal production and other credits	—	62	—	2036-2041
State investment and other credits	—	8	(6)	2024
Total	$—	$537	$(6)

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion Energy				Virginia Power
	2021	2020	2019		2021	2020	2019
(millions)
Balance at January 1	$167	$175	$44		$—	$—	$2
Acquired unrecognized tax benefits	—	—	129	(1)	—	—	—
Increases-prior period positions	48	18	—		—	—	—
Decreases-prior period positions	(59)	(19)	—		—	—	—
Increases-current period positions	2	1	9		—	—	—
Settlements with tax authorities	(26)	—	(7)		—	—	(2)
Expiration of statutes of limitations	(4)	(8)	—		—	—	—
Balance at December 31	$128	$167	$175		$-	$—	$-

(1)

Acquired unrecognized tax benefits reflect $106 million plus increases in prior period positions of $76 million and decreases in prior period positions of $53 million that were recorded through purchase accounting.

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $72 million, $140 million and $141 million at December 31, 2021, 2020 and 2019, respectively. In discontinued operations, these unrecognized tax benefits were $33 million at December 31, 2021. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $34 million and $6 million in 2021 and 2020, respectively, and increased income tax expense by $3 million in 2019. For discontinued operations, the change in these unrecognized tax benefits increased income tax expense by $5 million in 2020 and decreased income tax expense by less than $1 million 2019. For Virginia Power, these unrecognized tax benefits were less than $1 million at December 31, 2019. For Virginia Power, the change in these unrecognized tax benefits decreased income tax expense by $2 million in 2019.

Dominion Energy participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of tax years through 2019. The statute of limitations has not yet expired for years after 2017. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax year 2020, no material adjustments are expected. The IRS examination of tax year 2021 is ongoing.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2022 by up to $23 million for Dominion Energy. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $9 million for Dominion Energy. Otherwise, with regard to 2021 and prior years, the Companies cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2022.

For each of the major states in which Dominion Energy operates, the earliest tax year remaining open for examination is as follows:

Earliest
Open Tax
State	Year
Pennsylvania(1)	2012
Connecticut	2018
Virginia(2)	2018
Utah	2018
South Carolina	2018

(1)	Considered a major state for entities presented in discontinued operations.
(2)	Considered a major state for Virginia Power’s operations

The Companies are also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if Dominion Energy utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

NOTE 6. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of the Companies’ own nonperformance risk on their liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion Energy applies fair value measurements to certain assets and liabilities including commodity, interest rate and/or foreign currency exchange rate derivative instruments, and other investments including those held in nuclear decommissioning, rabbi, and pension and other postretirement benefit plan trusts, in accordance with the requirements discussed above. Virginia Power applies fair value measurements to certain assets and liabilities including commodity, interest rate and/or foreign currency exchange rate derivative instruments and other investments including those held in the nuclear decommissioning trust, in accordance with the requirements discussed above. The Companies apply credit adjustments to their derivative fair values in accordance with the requirements described above.

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

The inputs and assumptions used in measuring fair value include the following:

For commodity derivative contracts:

•	Forward commodity prices
•	Transaction prices
•	Price volatility
•	Price correlation
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and the Companies
•	Credit enhancements
•	Time value

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and the Companies
•	Notional value
•	Credit enhancements
•	Time value

For foreign currency exchange rate derivative contracts:

•	Foreign currency forward exchange rates
•	Interest rates
•	Credit quality of counterparties and the Companies
•	Notional value
•	Time value

For investments:

•	Quoted securities prices and indices
•	Securities trading information including volume and restrictions
•	Maturity
•	Interest rates
•	Credit quality of counterparties and the Companies

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

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and swaps, interest rate swaps, foreign currency exchange rate instruments and cash and cash equivalents, corporate debt instruments, government securities and other fixed income investments held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at December 31, 2021. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$54	Discounted cash flow	Market price (per Dth)	(3)	(2)-8	(1)
FTRs	51	Discounted cash flow	Market price (per MWh)	(3)	(2)-11	2
Electricity	120	Discounted cash flow	Market price (per MWh)	(3)	28-72	43
Physical options:
Natural gas	5	Option model	Market price (per Dth)	(3)	3-9	6
			Price volatility	(4)	19% - 27%	24%
Total assets	$230
Liabilities
Physical and financial forwards:
Natural gas(2)	$3	Discounted cash flow	Market price (per Dth)	(3)	(2)-4	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(3)-7	1
Total liabilities	$8
(1)	Averages weighted by volume.
(2)	Includes basis.

(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

Dominion Energy

See Note 3 for information on the nonrecurring fair value measurement associated with the acquisition of Birdseye. See Note 9 for information regarding nonrecurring fair value measurements associated with Dominion Energy’s retained noncontrolling interest in Cove Point, charges related to Fowler Ridge and Dominion Energy’s retained noncontrolling interest in businesses and assets contributed to Wrangler. See Note 10 for information regarding an impairment charge recorded associated with non-wholly-owned nonregulated solar facilities in partnerships.

In 2021, Dominion Energy recorded a charge of $20 million ($15 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) to write off substantially all of the long-lived assets of its nonregulated retail software development operations to their estimated fair value, using a market approach, of less than $1 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received.

In 2021, Dominion Energy recorded a charge of $16 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using both an income and market approach, of $26 million. The valuation is considered a Level 3 measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates inherent in the future cash flows and market prices. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2021.

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
(millions)
December 31, 2021
Assets
Derivatives:
Commodity	$—	$52	$230	$282
Interest rate	—	323	—	323
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,241	—	—	5,241
Fixed income:
Corporate debt instruments	—	881	—	881
Government securities	199	1,256	—	1,455
Cash equivalents and other	(29)	—	—	(29)
Total assets	$5,411	$2,520	$230	$8,161
Liabilities
Derivatives:
Commodity	$—	$461	$8	$469
Interest rate	—	399	—	399
Total liabilities	$—	$860	$8	$868
December 31, 2020
Assets
Derivatives:
Commodity	$—	$57	$110	$167
Interest rate	—	230	—	230
Investments(1):
Equity securities:
U.S.	4,648	—	—	4,648
Fixed income:
Corporate debt instruments	—	629	—	629
Government securities	508	730	—	1,238
Cash equivalents and other	32	15	—	47
Total assets	$5,188	$1,661	$110	$6,959
Liabilities
Derivatives:
Commodity	$—	$48	$7	$55
Interest rate	—	431	—	431
Total liabilities	$—	$479	$7	$486

(1)

Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $366 million and $340 million of assets at December 31, 2021 and 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2021	2020	2019
(millions)
Balance at January 1,	$103	$(37)	$64
Total realized and unrealized gains (losses):
Included in earnings:
Operating Revenue	(9)	—	(1)
Electric fuel and other energy-related purchases	10	(33)	(22)
Purchased gas	—	—	2
Discontinued operations	—	1	—
Included in regulatory assets/liabilities	119	140	(90)
Settlements	(10)	33	17
Purchases	—	—	(10)
Sales	—	(1)	6
Transfers out of Level 3	9	—	(3)
Balance at December 31,	$222	$103	$(37)

There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2021, 2020 and 2019.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at December 31, 2021. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$54	Discounted cash flow	Market price (per Dth)	(3)	(2)-6	(1)
FTRs	51	Discounted cash flow	Market price (per MWh)	(3)	(2)-11	2
Physical options:
Natural gas	5	Option model	Market price (per Dth)	(3)	3-9	6
			Price volatility	(4)	19% - 27%	24%
Total assets	$110
Liabilities
Physical and financial forwards:
Natural gas(2)	$3	Discounted cash flow	Market price (per Dth)	(3)	(2)-4	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	(3)-7	1
Total liabilities	$8

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2021
Assets
Derivatives:
Commodity	$—	$36	$110	$146
Interest rate	—	146	—	146
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	2,420	—	—	2,420
Fixed income:
Corporate debt instruments	—	531	—	531
Government securities	93	506	—	599
Cash equivalents and other	(3)	—	—	(3)
Total assets	$2,510	$1,227	$110	$3,847
Liabilities
Derivatives:
Commodity	$—	$125	$8	$133
Interest rate	—	337	—	337
Total liabilities	$—	$462	$8	$470
December 31, 2020
Assets
Derivatives:
Commodity	$—	$5	$110	$115
Interest rate	—	66	—	66
Investments(1):
Equity securities:
U.S.	2,171	—	—	2,171
Fixed income:
Corporate debt instruments	—	348	—	348
Government securities	201	309	—	510
Cash equivalents and other	13	—	—	13
Total assets	$2,385	$728	$110	$3,223
Liabilities
Derivatives:
Commodity	$—	$22	$7	$29
Interest rate	—	376	—	376
Total liabilities	$—	$398	$7	$405

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $185 million and $167 million of assets at December 31, 2021 and 2020, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2021	2020	2019
(millions)
Balance at January 1,	$103	$(37)	$60
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	4	(33)	(22)
Included in regulatory assets/liabilities	(1)	140	(88)
Settlements	(4)	33	13
Balance at December 31,	$102	$103	$(37)

There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2021, 2020 and 2019.

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

December 31,	2021		2020
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)(3)	$35,996	$40,947	$31,996	$38,773
Supplemental 364-Day credit facility borrowings	—	—	225	225
Junior subordinated notes(4)	1,386	1,470	3,411	3,633
Virginia Power
Long-term debt(4)	$13,753	$16,021	$13,207	$16,455

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At December 31, 2021 and December 31, 2020, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $2 million and $3 million, respectively.

(3)	Includes amounts classified as held for sale at December 31, 2020, see Note 3.
(4)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.

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

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases, other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. In February 2022, Dominion Energy entered into contracts representing offsetting positions to certain existing exchange contracts with collateral requirements as well as new over-the-counter transactions that are not subject to collateral requirements. These contracts resulted in positions which limit the risk of increased cash collateral requirements. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, letters of credit and other forms of securities, as well as certain other long-term debt, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure.  See Note 18 for further information regarding other long-term debt, in the form of restructured derivatives, subject to offset under master netting or similar agreements. See Note 24 for further information regarding credit-related contingent features for the Companies derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$153	$13	$—	$140	$117	$9	$—	$108
Exchange	9	7	—	2	49	24	—	25
Interest rate contracts:
Over-the-counter	323	49	—	274	230	13	—	217
Foreign currency exchange rate contracts:
Over-the-counter	8	—	—	8	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$493	$69	$—	$424	$396	$46	$—	$350
(1)	Excludes $120 million and $1 million of derivative assets at December 31, 2021 and 2020, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$95	$13	$54	$28	$30	$9	$—	$21
Exchange	374	7	367	—	24	24	—	—
Interest rate contracts:
Over-the-counter	399	49	11	339	431	13	17	401
Total derivatives, subject to a master netting or similar arrangement	$868	$69	$432	$367	$485	$46	$17	$422
(1)	Excludes $1 million of derivative liabilities at December 31, 2020 which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity as of December 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	34	5
Basis	156	446
Electricity (MWh in millions):
Fixed price	15	31
FTRs	44	—
Interest rate(2) (in millions)	$1,537	$9,859
Foreign currency exchange rate(2) (in millions)	501 kr.	4,581 kr.

(1)      Includes options.

(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheets at December 31, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(358)	$(40)	396 months
Total	$(358)	$(40)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the twelve months ended December 31, 2021 and 2020. Gains and losses on derivative fair value hedge relationships were immaterial for the year ended December 31, 2019.

The following table presents the amounts recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges all of which related to discontinued hedging relationships at both December 31, 2021 and 2020, respectively:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(millions)
Long-term debt	$(352)	$(1,153)	$(2)	$(3)

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$103	$103
Interest rate	1	17	18
Foreign currency exchange rate	—	1	1
Total current derivative assets(1)	1	121	122
Noncurrent Assets
Commodity	—	179	179
Interest rate	145	160	305
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(2)	145	346	491
Total derivative assets	$146	$467	$613
LIABILITIES
Current Liabilities
Commodity	$—	$304	$304
Interest rate	42	13	55
Total current derivative liabilities(3)	42	317	359
Noncurrent Liabilities
Commodity	—	165	165
Interest rate	295	49	344
Total noncurrent derivative liabilities(4)	295	214	509
Total derivative liabilities	$337	$531	$868
At December 31, 2020
ASSETS
Current Assets
Commodity	$—	$58	$58
Interest rate	—	9	9
Total current derivative assets(1)	—	67	67
Noncurrent Assets
Commodity	—	109	109
Interest rate	66	155	221
Total noncurrent derivative assets(2)	66	264	330
Total derivative assets	$66	$331	$397
LIABILITIES
Current Liabilities
Commodity	$—	$42	$42
Interest rate	363	10	373
Total current derivative liabilities(3)	363	52	415
Noncurrent Liabilities
Commodity	—	13	13
Interest rate	19	39	58
Total noncurrent derivative liabilities(4)	19	52	71
Total derivative liabilities	$382	$104	$486
(1)

At December 31, 2021, all current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets. At December 31, 2020, $63 million is included in other current assets and the remainder is recorded in current assets held for sale.

(2)

At December 31, 2021, all noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets. At December 31, 2020, $330 million is included in other deferred charges and other assets and the remainder is recorded in noncurrent assets held for sale.

(3)

At December 31, 2021, all current derivative liabilities are presented in other current liabilities in Dominion Energy’s Consolidated Balance Sheets. At December 31, 2020, $412 million is included in other current liabilities and the remainder is recorded in current liabilities held for sale.

(4)

At December 31, 2021, all noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets. At December 31, 2020, $71 million is included in other deferred credits and other liabilities and the remainder is recorded in noncurrent liabilities held for sale.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Commodity(3):		$(1)
Interest rate(4)	$21	(60)	$135
Total	$21	$(61)	$135
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$25
Purchased gas		(4)
Discontinued operations		2
Total commodity	$—	$23	$—
Interest rate:
Interest and related charges		$(83)
Discontinued operations		(236)
Total interest rate	$(309)	$(319)	$(332)
Foreign currency exchange rate(5)	(11)	(6)	—
Total	$(320)	$(302)	$(332)
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$142
Purchased gas		(3)
Discontinued operations		4
Total commodity	$125	$143	$—
Interest rate:
Interest and related charges		$(49)
Discontinued operations		(5)
Total interest rate	$(252)	$(54)	$(255)
Foreign currency exchange rate(5)	(18)	(6)	—
Total	$(145)	$83	$(255)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in purchased gas.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in interest and related charges.
(5)	Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in discontinued operations.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2021	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(487)	$73	$41
Purchased gas	(1)	(20)	(22)
Electric fuel and other energy-related purchases	16	(104)	(46)
Discontinued operations	—	(11)	(2)
Interest rate:
Interest and related charges	97	87	3
Discontinued operations	—	5	—
Foreign currency exchange rate:
Discontinued operations	—	12	—
Total	$(375)	$42	$(26)
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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	December 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$110	$8	$—	$102	$111	$6	$—	$105
Exchange	7	7	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	146	20	—	126	66	7	—	59
Foreign currency exchange rate contracts:
Over-the-counter	8	—	—	8	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$271	$35	$—	$236	$178	$14	$—	$164
(1)	Excludes $29 million and $3 million of derivative assets at December 31, 2021 and 2020, respectively, which are not subject to master netting or similar arrangements.

	December 31, 2021				December 31, 2020
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$84	$8	$54	$22	$6	$6	$—	$—
Exchange	43	7	36	—	1	1	—	—
Interest rate contracts:
Over-the-counter	337	20	—	317	376	7	—	369
Total derivatives, subject to a master netting or similar arrangement	$464	$35	$90	$339	$383	$14	$—	$369
(1)	Excludes $6 million and $22 million of derivative liabilities at December 31, 2021 and 2020, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2021. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	24	5
Basis	139	440
Electricity (MWh in millions):
Fixed price	6	7
FTRs	44	—
Interest rate(2) (in millions)	$1,000	$1,750
Foreign currency exchange rate(2) (in millions)	501 kr.	4,581 kr.

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheets at December 31, 2021:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(45)	$(2)	396 months
Total	$(45)	$(2)

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
(millions)
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$74	$74
Interest rate	1	—	1
Foreign currency exchange rate	—	1	1
Total current derivative assets(1)	1	75	76
Noncurrent Assets
Commodity	—	72	72
Interest rate	145	—	145
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(2)	145	79	224
Total derivative assets	$146	$154	$300
LIABILITIES
Current Liabilities
Commodity	$—	$92	$92
Interest rate	42	—	42
Total current derivative liabilities	42	92	134
Noncurrent Liabilities
Commodity	—	41	41
Interest rate	295	—	295
Total noncurrent derivatives liabilities(3)	295	41	336
Total derivative liabilities	$337	$133	$470
At December 31, 2020
ASSETS
Current Assets
Commodity	$—	$22	$22
Total current derivative assets(1)	—	22	22
Noncurrent Assets
Commodity	—	93	93
Interest rate	66	—	66
Total noncurrent derivative assets(2)	66	93	159
Total derivative assets	$66	$115	$181
LIABILITIES
Current Liabilities
Commodity	$—	$28	$28
Interest rate	362	—	362
Total current derivative liabilities	362	28	390
Noncurrent Liabilities
Commodity	—	1	1
Interest rate	14	—	14
Total noncurrent derivatives liabilities(3)	14	1	15
Total derivative liabilities	$376	$29	$405
(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$17	$(3)	$130
Total	$17	$(3)	$130
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Interest rate(3)	$(37)	$(2)	$(338)
Total	$(37)	$(2)	$(338)
Year Ended December 31, 2019
Derivative type and location of gains (losses):
Interest rate(3)	$(30)	$(1)	$(259)
Total	$(30)	$(1)	$(259)
(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2021	2020	2019
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(62)	$(104)	$(45)
Electric fuel and other energy-related purchases	9	—	—
Total	$(53)	$(104)	$(45)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2021	2020	2019
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$2,647	$1,583	$653
Preferred stock dividends (see Note 19)	(68)	(65)	(17)
Net income attributable to Dominion Energy from continuing operations - Basic	2,579	1,518	636
Dilutive effect of Series A Preferred Stock	—	(11)	(28)
Net income attributable to Dominion Energy from continuing operations - Diluted	2,579	$1,507	$608
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	641	$(1,984)	$705

Average shares of common stock outstanding – Basic	807.8	831.0	808.8
Net effect of dilutive securities(1)	0.7	—	0.1
Average shares of common stock outstanding – Diluted	808.5	831.0	808.9

EPS from continuing operations - Basic	$3.19	$1.83	$0.79
EPS from discontinued operations - Basic	0.79	(2.39)	0.87
EPS attributable to Dominion Energy - Basic	$3.98	$(0.56)	$1.66

EPS from continuing operations - Diluted	3.19	$1.82	$0.75
EPS from discontinued operations - Diluted	0.79	(2.39)	0.87
EPS attributable to Dominion Energy - Diluted	$3.98	$(0.57)	$1.62
(1)

Dilutive securities for 2021 consist primarily of stock expected to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method) as well as forward sales agreements entered into in November 2021 (applying the treasury stock method). See Notes 20 and 23 for additional information.

The 2019 Equity Units, the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021 and the 2016 Equity Units, prior to being settled via stock issuances in August 2019, are potentially dilutive instruments. See Notes 3, 18 and 19 for additional information.

The forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations for the years ended December 31, 2021, 2020 and 2019 as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS from continuing operations, but a fair value adjustment is reflected within net income attributable to Dominion Energy from continuing operations for the calculation of diluted EPS from continuing operations for the years ended December 31, 2020 and 2019, based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock. As described in Note 19, effective November 2021 any settlement of the conversion up to $1,000 per share is payable in cash, and any amount in excess of $1,000 per share may be settled in cash, common stock or a combination thereof. For the year ended December 31, 2021, a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation for the years ending December 31, 2021 and 2020 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of shares of Dominion Energy common stock.

The 2016 Equity Units were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for year ended December 31, 2019 as the dilutive stock price threshold was not met.

NOTE 9. INVESTMENTS

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $122 million and $134 million at December 31, 2021 and 2020, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2021
Equity securities:(1)
U.S.	$1,567	$3,734	$(13)			$5,288
Fixed income securities:(2)
Corporate debt instruments	854	32	(5)		$—	881
Government securities	1,382	43	(7)		—	1,418
Common/collective trust funds	168	4	—		—	172
Insurance contracts	255	—	—			255
Cash equivalents and other(3)	9	2	(75)		—	(64)
Total	$4,235	$3,815	$(100)	(4)	$—	$7,950
December 31, 2020
Equity securities:(1)
U.S.	$1,756	$2,948	$(24)			$4,680
Fixed income securities:(2)
Corporate debt instruments	572	58	(1)		$—	629
Government securities	1,119	66	(1)		—	1,184
Common/collective trust funds	170	5	—		—	175
Insurance contracts	237	—	—			237
Cash equivalents and other(3)	(8)	4	(1)		—	(5)
Total	$3,846	$3,081	$(27)	(4)	$—	$6,900

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $35 million and $49 million at December 31, 2021 and 2020, respectively.
(4)	The fair value of securities in an unrealized loss position was $883 million and $293 million at December 31, 2021 and 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2021	2020	2019
(millions)
Net gains (losses) recognized during the period	$1,072	$512	$919
Less: Net gains recognized during the period on securities sold during the period	(346)	(16)	(80)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$726	$496	$839
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2021 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$331
Due after one year through five years	642
Due after five years through ten years	630
Due after ten years	868
Total	$2,471

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2021	2020	2019
(millions)
Proceeds from sales	$3,985	$4,278	$1,712
Realized gains(1)	441	340	195
Realized losses(1)	91	297	96

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2021
Equity securities:(1)
U.S.	$841	$1,720	$(11)			$2,550
Fixed income securities:(2)
Corporate debt instruments	517	17	(3)		$—	531
Government securities	584	16	(2)		—	598
Common/collective trust funds	53	—	—		—	53
Cash equivalents and other(3)	2	—	—		—	2
Total	$1,997	$1,753	$(16)	(4)	$—	$3,734
December 31, 2020
Equity securities:(1)
U.S.	$929	$1,371	$(21)			$2,279
Fixed income securities:(2)
Corporate debt instruments	315	33	—		$—	348
Government securities	484	25	—		—	509
Common/collective trust funds	58	—	—		—	58
Cash equivalents and other(3)	3	—	—		—	3
Total	$1,789	$1,429	$(21)	(4)	$—	$3,197

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $5 million at December 31, 2021, and pending purchases of securities of $10 million at December 31, 2020.
(4)	The fair value of securities in an unrealized loss position was $425 million and $142 million at December 31, 2021 and 2020, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

Year Ended December 31,	2021	2020	2019
(millions)
Net gains (losses) recognized during the period	$552	$224	$423
Less: Net gains recognized during the period on securities sold during the period	(190)	(6)	(20)
Unrealized gains (losses) recognized during the period on securities still held at end of period (1)	$362	$218	$403
(1)	Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2021, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$78
Due after one year through five years	335
Due after five years through ten years	361
Due after ten years	408
Total	$1,182

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

Year Ended December 31,	2021	2020	2019
(millions)
Proceeds from sales	$1,791	$884	$858
Realized gains(1)	228	88	58
Realized losses(1)	35	68	22

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

EQUITY METHOD INVESTMENTS

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

			Investment
Company	Ownership%		Balance				Description
As of December 31,			2021		2020
(millions)
Cove Point	50%		$2,738		$2,784		LNG import/export and storage facility
Atlantic Coast Pipeline	53%		—	(3)	—	(3)	Gas transmission system
Wrangler	15%	(2)	68		74		Nonregulated retail energy marketing
Align RNG(1)	50%		74		25		Renewable natural gas
Other	various		52		51
Total			$2,932		$2,934
(1)

Dominion Energy’s unfunded commitment to be made to Align RNG by the end of 2022 was $8 million and $59 million at December 31, 2021 and 2020, respectively. The commitment was fully paid in January 2022.

(2)	Dominion Energy’s ownership interest became 15% in December 2021, following the sale of 5% of its ownership interest. See discussion below.
(3)

Dominion Energy’s Consolidated Balance Sheets include a liability associated with its investment in Atlantic Coast Pipeline of $113 million and $1.1 billion at December 31, 2021 and 2020, respectively. See discussion below for additional information.

Dominion Energy recorded equity earnings on its investments of $276 million, $40 million and $8 million in 2021, 2020 and 2019, respectively, in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(20) million, $(2.3) billion and $117 million in 2021, 2020 and 2019, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline.  Dominion Energy received distributions from these investments of $328 million, $102 million and $38 million in 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $244 million and $213 million, respectively.  At December 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, $221 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(4) million basis difference primarily attributable to an unfunded commitment made to Align RNG. At December 31, 2020, these differences are comprised of $27 million of equity method goodwill that is not being amortized, $227 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(41) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

Prior to January 2019, Dominion Energy owned all of the common equity interest in Cove Point except for a preferred equity interest held by Dominion Energy Midstream (entitled to the first $50 million of annual cash distributions by Cove Point), in which Dominion Energy owned a controlling financial interest and consolidated. As discussed in Note 20, Dominion Energy acquired all of the outstanding partnership interests of Dominion Energy Midstream not owned by Dominion Energy in January 2019. In December 2019, Dominion Energy closed on an agreement to sell a 25% noncontrolling limited partnership interest in Cove Point. In November 2020, in conjunction with the GT&S Transaction, Dominion Energy sold 100% of its general partner interest and 25% of the total limited partner interest in Cove Point.  Dominion Energy retained a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence over, but not control, Cove Point. See Note 3 for further information regarding the sales of interests in Cove Point.

Income before income taxes recorded by Cove Point for 2021, 2020 and 2019 was $528 million, $511 million and $471 million, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations. Subsequent to the closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income. In 2020, earnings attributable to Dominion Energy of $40 million are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $300 million and $70 million in 2021 and 2020 (after the date of disposal), respectively. Dominion Energy made no contributions to Cove Point in 2021 or 2020 (after the date of disposal).

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

Atlantic Coast Pipeline continues to be accounted for as an equity method investment as the power to direct the activities most significant to Atlantic Coast Pipeline is shared with Duke Energy.  As a result, Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

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

In July 2020, as a result of ongoing permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

Dominion Energy recorded equity method earnings (losses) of $(2.3) billion ($(1.8) billion after-tax) for the year ended December 31, 2020, as a result of the determination of the probable abandonment of the Atlantic Coast Pipeline Project in June 2020, and $(20) million ($(14) million after-tax) and $117 million ($118 million after-tax) for the year ended December 31, 2021 and 2019, respectively. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment Dominion Energy’s Consolidated Balance Sheets at December 31, 2021 and 2020 includes a liability of $113 million and $1.1 billion, respectively, which reflects Dominion Energy’s obligations to Atlantic Coast Pipeline related to its credit facility, through February 2021, and AROs.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. In July 2020, the capacity of the revolving credit facility was reduced from $3.4 billion to $1.9 billion.  In February 2021, Atlantic Coast Pipeline repaid the outstanding borrowed amounts and terminated its revolving credit facility.  Concurrently, Dominion Energy’s related guarantee agreement to support its portion of the Atlantic Coast Pipeline’s borrowings was also terminated.  As of December 31, 2020, Atlantic Coast Pipeline had borrowed $1.8 billion against the revolving credit facility. Dominion Energy’s Consolidated Balance Sheets include a liability of $6 million associated with this guarantee agreement at December 31, 2020. The $1.1 billion liability at December 31, 2020 discussed above includes a $48 million adjustment related to this guarantee agreement that is reflected within equity as a cumulative effect of a change in accounting principle upon adoption of the new credit loss standard in January 2020.

Dominion Energy recorded contributions of $965 million, $107 million and $186 million during 2021, 2020 and 2019, respectively, to Atlantic Coast Pipeline.

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

DETI provided services to Atlantic Coast Pipeline which totaled $49 million and $103 million in 2020 (prior to closing of the GT&S Transaction) and 2019, respectively, included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

All activity relating to Atlantic Coast Pipeline is recorded within the Corporate and Other segment.

Blue Racer

In December 2018, Dominion Energy sold its 50% limited partnership interest in Blue Racer for up-front cash consideration of $1.05 billion and additional consideration of $150 million, subject to increase for interest costs effective March 2019, payable upon the purchaser’s availability of cash. In the first quarter of 2019, Dominion Energy received $151 million of additional consideration, including applicable interest, in connection with this sale. In addition, the purchaser agreed to pay additional consideration contingent upon the achievement of certain financial performance milestones of Blue Racer from 2019 through 2021. Blue Racer did not achieve the 2019, 2020 or 2021 financial performance milestones set forth in the sale agreement.

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

Wrangler

In September 2019, Dominion Energy entered into an agreement to form Wrangler, a partnership with Interstate Gas Supply, Inc. Wrangler will operate a nonregulated natural gas retail energy marketing business with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash.  At December 31, 2021 Dominion Energy has a 15% noncontrolling ownership interest in Wrangler, which is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

The initial contribution, consisting of SEMI, closed in December 2019 for which Dominion Energy received $301 million in cash proceeds and a 20% noncontrolling ownership interest in Wrangler with an initial fair value of $75 million estimated using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $147 million, net of a $73 million write-off of goodwill, presented in losses (gains) on sales of assets, and an associated tax expense of $82 million, in the Consolidated Statements of Income for the year ended December 31, 2019.

The second contribution, consisting of certain nonregulated natural gas retail energy contracts, closed in November 2020 for which Dominion Energy received $74 million in cash proceeds and retained a 20% noncontrolling ownership interest through its ownership interest in Wrangler in the contracts valued at $13 million using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $64 million presented in losses (gains) on sales of assets, and an associated tax expense of $19 million, in the Consolidated Statements of Income for the year ended December 31, 2020.

The final contribution, consisting of Dominion Energy’s remaining nonregulated natural gas retail energy marketing operations, closed in December 2021 for which Dominion Energy received $127 million in cash proceeds and retained a 20% noncontrolling ownership interest in Wrangler with an initial fair value of $23 million estimated using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $87 million, net of a $14 million write-off of goodwill, presented in losses (gains) on sales of assets, and an associated tax expense of $32 million, in the Consolidated Statements of Income for the year ended December 31, 2021.

Subsequently in December 2021, Dominion Energy sold 5% of its noncontrolling ownership interest in Wrangler to Interstate Gas Supply, Inc. for $33 million and recorded a gain of $10 million, presented in other income, and an associated tax expense of $3 million, in the Consolidated Statements of Income for the year ended December 31, 2021.

At December 31, 2020, $63 million of assets and $15 million of liabilities associated with the remaining nonregulated retail energy marketing operations contributed to Wrangler in December 2021 were classified as held for sale and were included in current assets held for sale and current liabilities held for sale on Dominion Energy’s Consolidated Balance Sheets, respectively.  The related disposal group is primarily comprised of customer receivables, goodwill, inventories and account payables.

All activity relating to Wrangler is recorded within the Corporate and Other segment.

Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Privatization, through its wholly-owned subsidiaries, will maintain and operate electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations. Under the agreement, Dominion Energy will contribute its existing privatization operations, excluding contracts held by DESC, in South Carolina, Texas, Pennsylvania and Virginia and Patriot will contribute cash. The contribution of the service concession arrangements currently held by Virginia Power requires approval from the Virginia and North Carolina Commissions. Dominion Energy expects to receive cash proceeds totaling $168 million, subject to customary closing adjustments, and a 50% noncontrolling ownership interest in Dominion Privatization following closing of the contributions expected to occur by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions. Dominion Energy expects to recognize gains totaling approximately $150 million ($110 million after-tax) upon closing of the contributions. Dominion Energy’s 50% noncontrolling ownership interest in Dominion Privatization will be accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

All activity relating to Dominion Privatization will be recorded within Dominion Energy Virginia.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2021	2020
(millions)
Dominion Energy
Utility:
Generation	$23,378	$22,697
Transmission	15,430	14,351
Distribution	28,953	27,311
Storage	455	436
Nuclear fuel	2,306	2,283
General and other	4,373	4,130
Plant under construction	3,898	3,350
Total utility	78,793	74,558
Non-jurisdictional - including plant under construction	1,694	1,225
Nonutility:
Nonregulated generation-nuclear	1,773	1,736
Nonregulated generation-solar	2,026	3,268
Nuclear fuel	1,056	1,012
Other-including plant under construction	1,161	1,160
Total nonutility	6,016	7,176
Total property, plant and equipment	$86,503	$82,959
Virginia Power
Utility:
Generation	$17,325	$16,769
Transmission	11,760	11,000
Distribution	13,621	12,839
Nuclear fuel	1,702	1,709
General and other	912	845
Plant under construction	2,865	2,338
Total utility	48,185	45,500
Non-jurisdictional - including plant under construction	1,694	1,225
Other	11	11
Total property, plant and equipment	$49,890	$46,736

Jointly-Owned Power Stations

The Companies proportionate share of jointly-owned power stations at December 31, 2021 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,063	2,532	610	1,353	1,522
Accumulated depreciation	(714)	(1,381)	(273)	(522)	(699)
Nuclear fuel	—	730	—	549	603
Accumulated amortization of nuclear fuel	—	(576)	—	(406)	(387)
Plant under construction	6	178	1	127	76

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion Energy.

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

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions(1)]	Date of Commercial Operations	MW Capacity
Gutenberg	September 2017	June 2019	North Carolina	142	September 2019	80
Gloucester	June 2018	February 2019	Virginia	37	April 2019	20
Grasshopper(2)	August 2018	May 2019	Virginia	128	October 2020	80
Chestnut	August 2018	May 2019	North Carolina	127	January 2020	75
Ft. Powhatan	June 2019	June 2019	Virginia	267	January 2022	150
Belcher(3)	June 2019	August 2019	Virginia	164	June 2021	88
Bedford	August 2019	November 2019	Virginia	106	November 2021	70
Maplewood	October 2019	October 2019	Virginia	185	Expected 2022	120
Rochambeau	December 2019	January 2020	Virginia	35	December 2021	20
Pumpkinseed	May 2020	May 2020	Virginia	130	Expected 2022	60
Bookers Mill	February 2021	June 2021	Virginia	200	Expected 2023	127
(1)	Includes acquisition costs.
(2)	Referred to as Butcher Creek once placed in service.
(3)	Referred to as Desper once placed in service.

The following table presents acquisitions by Dominion Energy of solar projects in addition to the Virginia Power solar projects presented above. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Greensville	August 2019	August 2019	Virginia	$127	December 2020	80
Myrtle	August 2019	August 2019	Virginia	32	June 2020	15
Seabrook	September 2019	September 2019	South Carolina	103	December 2019	72
Wilkinson	November 2019	November 2019	North Carolina	153	December 2019	74
Blackville	May 2020	May 2020	South Carolina	12	December 2020	7
Denmark	May 2020	May 2020	South Carolina	14	December 2020	6
Yemassee	May 2020	August 2020	South Carolina	17	January 2021	10
Trask	May 2020	October 2020	South Carolina	22	March 2021	12
Hardin I	June 2020	June 2020	Ohio	240	Split(2)	150
Madison	July 2020	July 2020	Virginia	125	Expected 2023	62
Hardin II	August 2020	Expected 2022	Ohio	295	Expected 2023	150

(1) Includes acquisition costs.

(2) In December 2020 and January 2021, 97 MW and 53 MW of the project commenced commercial operations, respectively.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities, primarily at schools in Virginia. As of December 31, 2021, Dominion Energy had placed in service solar facilities with an aggregate generation capacity of 17 MW at a cost of $34 million and anticipates placing additional facilities in service by the end of 2022 with an estimated total projected cost of approximately $30 million and an aggregate generation capacity of 15 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

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

Non-Wholly-Owned Nonregulated Solar Facilities

Sale to Terra Nova Renewable Partners

In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell SBL Holdco, which held Dominion Energy’s 67% controlling interest in certain nonregulated solar projects for consideration of $456 million, subject to customary closing adjustments, with the amount of cash reduced by the amount of SBL Holdco’s debt outstanding at closing. The sale was contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In September 2021, the waiting period under the Hart-Scott-Rodino Act expired and in October 2021, FERC approved the proposed sale. In December 2021, the transaction closed and Dominion Energy recorded a gain of $19 million ($15 million after-tax) in losses (gains) on sales of assets in its Consolidated Statements of Income (reflected in the Corporate and Other segment). Except as specifically identified, all activity related to SBL Holdco is recorded within Contracted Assets.

Sale to Clearway

In August 2021, Dominion Energy entered an agreement with Clearway to sell its 50% controlling interest in Four Brothers and Three Cedars for $335 million in cash, subject to customary closing adjustments. The transaction was contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In October 2021, the waiting period under the Hart-Scott-Rodino Act expired. In December 2021, the transaction closed and Dominion Energy recorded a loss of $229 million ($176 million after-tax) in losses (gains) on sales of assets in its Consolidated Statements of Income (reflected in the Corporate and Other segment), primarily associated with the derecognition of noncontrolling interest. Except as specifically identified, all activity related to Four Brothers and Three Cedars is recorded within Contracted Assets.

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

Virginia Power CCRO Utilization

In 2021, Virginia Power wrote off $318 million, primarily to accumulated depreciation, representing the utilization of a CCRO in accordance with the GTSA in connection with the settlement of the 2021 Triennial Review.  See Note 13 for additional information.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2019(1)	$2,106	$3,512	$1,521	$242	$14	$7,395
Contribution to Wrangler(2)	—	—	—	—	(14)	(14)
Balance at December 31, 2020(1)	$2,106	$3,512	$1,521	$242	$—	$7,381
Acquisition of Birdseye (3)	—	—	—	24	—	24
Balance at December 31, 2021(1)	$2,106	$3,512	$1,521	$266	$—	$7,405

(1) Goodwill amounts do not contain any accumulated impairment losses.

(2) See Note 9 for additional information including amounts reclassified to held for sale at December 31, 2020.

(3) See Note 3 for more information.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for intangible assets was $79 million, $69 million and $95 million for 2021, 2020 and 2019, respectively. In 2021, Dominion Energy acquired $311 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of approximately 7 years. Amortization expense for Virginia Power’s intangible assets was $31 million, $28 million and $30 million for 2021, 2020 and 2019, respectively. In 2021, Virginia Power acquired $276 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of 7 years.

The components of intangible assets are as follows:

	2021		2020
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other(1)	$1,459	$675	$1,295	$530
Virginia Power
Software, licenses and other(1)	$685	$290	$482	$148

(1)	Includes $158M of RGGI allowances purchased and consumed in 2021, with deferral to a regulatory asset.

Annual amortization expense for these intangible assets is estimated to be as follows:

	2022	2023	2024	2025	2026
(millions)
Dominion Energy	$72	$58	$50	$42	$28
Virginia Power	$29	$23	$20	$16	$9

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2021	2020
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$251	$—
Deferred project costs and DSM programs for gas utilities(2)	53	35
Unrecovered gas costs(3)	191	78
Deferred rider costs for Virginia electric utility(4)	72	98
Ashpond and landfill closure costs(5)	193	—
Deferred nuclear refueling outage costs(6)	79	53
NND Project costs(7)	138	138
PJM transmission rates(8)	7	71
Deferred early plant retirement charges(9)	226	—
Derivatives(10)	112	33
Other	170	193
Regulatory assets-current	1,492	699
Unrecognized pension and other postretirement benefit costs(11)	548	1,363
Deferred rider costs for Virginia electric utility(4)	489	311
Deferred project costs for gas utilities(2)	675	632
Interest rate hedges(12)	899	1,042
AROs and related funding(13)	329	331
Cost of reacquired debt(14)	10	245
NND Project costs(7)	2,226	2,364
Ash pond and landfill closure costs(5)	2,223	2,301
Deferred cost of fuel used in electric generation(1)	409	—
Deferred early plant retirement charges(9)	226	—
Other	609	544
Regulatory assets-noncurrent	8,643	9,133
Total regulatory assets	$10,135	$9,832
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$—	$58
Provision for future cost of removal and AROs(15)	181	183
Reserve for refunds and rate credits to electric utility customers(16)	420	128
Reserve for future credits to Virginia electric customers(17)	—	120
Income taxes refundable through future rates(18)	153	124
Monetization of guarantee settlement(19)	67	67
Commodity derivatives(10)	55	9
Other	110	120
Regulatory liabilities-current	986	809
Income taxes refundable through future rates(18)	4,260	4,376
Provision for future cost of removal and AROs(15)	2,331	2,150
Nuclear decommissioning trust(20)	2,158	1,719
Monetization of guarantee settlement(19)	831	903
Reserve for refunds and rate credits to electric utility customers(16)	448	540
Unrecognized pension and other postretirement benefit costs(11)	200	66
Overrecovered other postretirement benefit costs(21)	105	111
Other	380	322
Regulatory liabilities-noncurrent	10,713	10,187
Total regulatory liabilities	$11,699	$10,996

(1)	Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations.

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

(5)

Primarily reflects legislation enacted in Virginia in 2019 which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. See Note 13 for additional information.

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

(9)

Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 for additional information.

(10)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

(11)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(12)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of December 31, 2021.

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

(14)

In 2021, DESC recorded a charge of $237 million ($178 million after-tax) in impairment of assets and other charges, reflected in the Corporate and Other segment, to write-off the balance of a regulatory asset that is no longer probable of recovery under the settlement agreement approved in DESC’s retail electric base rate case.  See Note 13 for more information.

(15)

Rates charged to customers by Dominion Energy’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement. Reflects an increase of $66 million associated with the revision of certain gas distribution pipeline AROs in the third quarter of 2021. See Note 14 for more information.

(16)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 for more information. Also reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review. See Note 13 for additional information.

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

(21)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31,	2021	2020
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$131	$—
Deferred rider costs(2)	72	98
Ash pond and landfill closure costs(3)	193	—
Deferred nuclear refueling outage costs(4)	79	53
PJM transmission rates(5)	7	71
Deferred early plant retirement charges(6)	226	—
Derivatives(7)	105	40
Other	37	33
Regulatory assets-current	850	295
Deferred rider costs(2)	489	311
Interest rate hedges(8)	604	733
Ash pond and landfill closure costs(3)	2,223	2,301
Deferred cost of fuel used in electric generation(1)	409	—
Deferred early plant retirement charges(6)	226	—
Other	179	164
Regulatory assets-noncurrent	4,130	3,509
Total regulatory assets	$4,980	$3,804
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	$—	$58
Provision for future cost of removal(9)	154	152
Reserve for refunds to Virginia electric customers(10)	306	—
Reserve for future credits to Virginia electric customers(11)	—	120
Income taxes refundable through future rates(12)	63	54
Derivatives(7)	51	8
Other	73	33
Regulatory liabilities-current	647	425
Income taxes refundable through future rates(12)	2,335	2,404
Nuclear decommissioning trust(13)	2,158	1,719
Provision for future cost of removal(9)	1,043	980
Deferred cost of fuel used in electric generation(1)	—	54
Reserve for refunds to Virginia electric customers(10)	25	—
Other	179	181
Regulatory liabilities-noncurrent	5,740	5,338
Total regulatory liabilities	$6,387	$5,763

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
(2)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 for more information.

(3)

Primarily reflects legislation enacted in Virginia in 2019 which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. See Note 13 for additional information.

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

(6)

Reflects amounts from the early retirement of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 for more information.

(7)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

(8)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of December 31, 2021.

(9)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

(10)	Reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review. See Note 13 for additional information.
(11)	Represents a reserve related to the expected use of a CCRO in accordance with the GTSA associated with the 2021 Triennial Review. See Note 13 for additional information.
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

At December 31, 2021, Dominion Energy and Virginia Power regulatory assets include $4.4 billion and $3.0 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Virginia Regulation

Regulation Act and Grid Transformation and Security Act of 2018

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

The GTSA reinstated base rate reviews commencing with the 2021 Triennial Review. In the triennial review proceedings, earnings that are more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, may be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include in a CCRO. The legislation declares that electric distribution grid transformation projects are in the public interest and provides that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a CCRO. Any costs that are the subject of a CCRO are deemed recovered in base rates during the triennial period under review and may not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determines that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates are subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equals or exceeds the amount of earnings in excess of the 70 basis points. For the purposes of measuring any customer refunds or CCRO amounts utilized under the GTSA, associated income taxes are factored into the determination of such amounts. In the 2021 Triennial Review, any such rate reduction was limited to $50 million.

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

•

Fossil Fuel Electric Generation:  The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposed a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. This temporary moratorium concluded in January 2022. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities, which could result in the reversal of previous retirement costs deemed recovered during the review period ending 2020. As discussed in Note 2, Virginia Power had recorded charges for early retirement of certain coal- and oil-fired generating units in the first quarters of 2020 and 2019. Virginia Power also revised the depreciable lives of Altavista, Southampton and Hopewell for the mandated retirement to the end of 2028, which will not have a material impact to Virginia Power’s results of operations or cash flows given the existing regulatory framework.

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

•

Carbon trading program:  The legislation directs Virginia to participate in a market-based carbon trading program consistent with RGGI through 2050. In January 2022, the Governor of Virginia issued an executive order which puts directives in place to start the withdrawal of Virginia from RGGI. All costs of the carbon trading program are recoverable through an environmental rider.

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

Virginia Power is incurring and expects to incur significant costs, including capital expenditures, to comply with the legislative requirements discussed above.  The legislation allows for cost recovery under the existing or modified regulatory framework through rate adjustment clauses, rates for generation and distribution services or Virginia Power’s fuel factor, as approved by the Virginia Commission. Costs allocated to the North Carolina jurisdiction will be recovered, subject to approval by the North Carolina Commission, in accordance with the existing regulatory framework.

2021 Triennial Review

In March 2021, Virginia Power filed its base rate case and accompanying schedules in support of the 2021 Triennial Review. In its filing, Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 10.85% on its generation and distribution services for the test period, before accounting for forgiven customer balances. Pursuant to Virginia legislation, forgiven customer balances were excluded from the cost of service in determining test period revenues as part of the 2021 Triennial Review. To the extent that the Virginia Commission determined total earnings for the test period to be above Virginia Power’s authorized earnings band, the forgiven balance amounts are offset against the available revenues in the determination of any customer bill credits, or utilization of a CCRO. Test period earnings may be further reduced by Virginia Commission approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elects to include as a CCRO under the GTSA. In its filing, Virginia Power elected to utilize $26 million of the CVOW Pilot Project investment as a CCRO to offset available revenues. Virginia Power had contingently elected to offset additional available revenues, if any, determined by the Virginia Commission for earnings sharing with additional Virginia Commission approved qualifying CCRO investments. The Virginia Commission also authorized an ROE for Virginia Power that is applied to Virginia Power’s riders prospectively and that was also utilized to measure base rate earnings as of January 1, 2021. Virginia Power had requested authorization of an ROE of 10.8% based on Virginia Power’s current cost of equity. Pursuant to the Regulation Act, Virginia Power’s authorized ROE shall not be set lower than the average of either (i) the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act, or (ii) the authorized returns that are set by the applicable regulatory commissions for the same select peer group. In May 2021, Virginia Power filed supplemental testimony to reflect updated test period earnings, including an earned ROE of 10.42%, before accounting for forgiven customer balances, and that no amount of eligible CCRO is necessary to be elected to be utilized.

In 2020, Virginia Power recorded a net charge of $130 million related to the use of a CCRO in accordance with the GTSA, included in impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for benefits expected to be provided to jurisdictional customers as a result of the 2021 Triennial Review as well as the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology. In 2021, Virginia Power recorded a benefit of $130 million ($97 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment) to adjust its reserve related to the use of a CCRO in accordance with the GTSA.

Subsequently, in October 2021, Virginia Power, the Virginia Commission staff and other parties filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement provides for $330 million in one-time refunds to customers made up of $255 million over a 6-month period and $75 million over three years, a $50 million going-forward base rate reduction and an authorized ROE of 9.35%. Additionally, Virginia Power has agreed to utilize $309 million of qualifying CCRO investments in the CVOW Pilot Project, deployment of AMI and a Customer Information Platform to offset available earnings and to amortize through 2023 the early retirement charges for coal- and oil-fired generation units recorded in 2019 and 2020. In November 2021, the Virginia Commission approved the comprehensive settlement agreement.

In connection with the settlement agreement, Virginia Power recorded a $356 million ($265 million after-tax) charge for refunds to be provided to customers in operating revenues in its Consolidated Statements of Income as well as a $549 million ($409 million after-tax) benefit primarily from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units and a $318 million ($237 million after-tax) charge for CCRO benefits provided to customers in impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment). The amounts recorded reflect the impact related to jurisdictional customers as a result of the 2021 Triennial Review as well as the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology.

Utility Disconnection Moratorium

In November 2020, legislation was enacted in Virginia relating to the moratorium on utility disconnections during the COVID-19 pandemic and resulted in Virginia Power forgiving Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of September 30, 2020. As a result, Virginia Power recorded a charge of $127 million ($94 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) in 2020. In connection with the Virginia 2021 budget process, in the first quarter of 2021 Virginia Power recorded a charge of $76 million ($56 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income for Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of December 31, 2020 that Virginia Power is required to forgive. For the purposes of Virginia Power’s 2021 Triennial Review, these charges were excluded from Virginia Power’s cost of service for purposes of determining any test period earnings and determining any future rates. To the extent that the Virginia Commission determined total earnings for the test period were above Virginia Power’s authorized earnings band, the forgiven balance amounts were offset against the excess earnings in the determination of any customer bill credits, or utilization of a CCRO, as part of the 2021 Triennial Review discussed above.

Virginia Fuel Expenses

In May 2021, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $1.4 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2021 and $72 million of estimated net under-recovered balances through June 30, 2021.  In June 2021, the Virginia Commission approved the annual fuel factor.

GTSA Filing

In June 2021, Virginia Power filed a petition with the Virginia Commission for approval of a revised plan for electric distribution grid transformation projects as authorized by the GTSA.  The plan includes 14 projects covering six components: (i) smart meters; (ii) customer information platform; (iii) grid improvement projects; (iv) physical and cyber security; (v) telecommunications infrastructure and (vi) customer education (Phase II). For Phase II, the total proposed capital investment during 2022 – 2023 is $667 million and the proposed operations and maintenance investment is $110 million.  In January 2022, the Virginia Commission approved the petition.

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

Riders

The significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2020	February 2021	April 2021	24	(8)
Rider B	June 2021	February 2022	April 2022	16	(8)
Rider BW	October 2020	July 2021	September 2021	113	14
Rider BW	October 2021	Pending	September 2022	145	32
Rider BW	October 2021	Pending	September 2023	120	(25)
Rider CCR	February 2021	October 2021	December 2021	216	N/A
Rider CE(1)	October 2020	April 2021	June 2021	10	N/A
Rider CE(2)	September 2021	Pending	May 2022	71	61
Rider E	January 2021	September 2021	November 2021	67	(18)
Rider E	January 2022	Pending	November 2022	101	34
Rider GT	August 2021	Pending	June 2022	56	N/A
Rider GV	June 2020	February 2021	April 2021	153	21
Rider GV	June 2021	December 2021	April 2022	142	(11)
Rider GV	June 2021	December 2021	April 2023	127	(15)
Rider OSW	November 2021	Pending	September 2022	79	N/A
Rider R	June 2020	February 2021	April 2021	58	14
Rider R	June 2021	Pending	April 2022	59	1
Rider R	June 2021	Pending	April 2023	55	(4)
Rider RGGI(3)	December 2020	August 2021	September 2021	168	N/A
Rider RGGI(4)	December 2021	Withdrawal pending
Rider RPS	December 2020	July 2021	August 2021	13	N/A
Rider RPS	December 2021	Pending	September 2022	140	127
Rider S	June 2020	February 2021	April 2021	194	(1)
Rider S	June 2021	February 2022	April 2022	192	(2)
Rider S	June 2021	February 2022	April 2023	191	(1)
Rider SNA(5)	October 2021	Pending	September 2022	109	N/A
Rider T1(6)	May 2021	August 2021	September 2021	874	(190)
Rider U(7)	June 2020	February 2021	April 2021	80	28
Rider U(8)	June 2021	Pending	April 2022	96	16
Rider US-2	October 2020	July 2021	September 2021	9	—
Rider US-2	October 2021	Pending	September 2022	11	2
Rider US-3	July 2020	March 2021	June 2021	38	10
Rider US-3	August 2021	Pending	June 2022	50	12
Rider US-4	July 2020	March 2021	June 2021	10	3
Rider US-4	August 2021	Pending	June 2022	15	5
Rider W	June 2020	February 2021	April 2021	120	14
Rider W	June 2021	February 2022	April 2022	121	1
DSM Riders(9)	December 2020	September 2021	October 2021	74	14
DSM Riders(10)	December 2021	Pending	September 2022	91	17
(1)	Associated with Grassfield Solar, Norge Solar and Sycamore Solar.
(2)	Associated with solar generation and energy storage projects requested for approval in September 2021, solar generation projects approved in April 2021 and certain small-scale solar projects.
(3)

In August 2021, the Virginia Commission issued an order granting reconsideration and suspended its order approving the revenue requirement.  In November 2021, the Virginia Commission lifted the suspension of the order. In February 2022, a party filed an appeal to the Supreme Court of Virginia challenging the Virginia Commission’s order.

(4)

In January 2022, Virginia Power filed a motion to withdraw its application as a result of the announcement by the Governor of Virginia that he intends to withdraw Virginia from RGGI.  Virginia Power expects to file an updated application to recover its actual and projected RGGI compliance costs informed by these developments at the appropriate time.

(5)	Virginia Power also requested approval of cost recovery of approximately $1.2 billion through Rider SNA for the first phase of nuclear life extension program which includes investments through 2024.
(6)	Consists of $493 million for the transmission component of Virginia Power’s base rates and $381 million for Rider T1.
(7)	Consists of $44 million for previously approved phases and $36 million for phase five costs for Rider U.
(8)	Consists of $61 million for previously approved phases and $35 million for phase six costs for Rider U.
(9)	Associated with an additional 10 new energy efficiency programs and one new demand response DSM program for five years, subject to future extension, with a $162 million cost cap.
(10)	Associated with an additional nine new energy efficiency programs with a $140 million cost cap, with the ability to exceed the cost cap by no more than 15%.

Electric Transmission Projects

Significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Bristers-Ladysmith Rebuild Project in the Counties of Fauquier, Stafford, Spotsylvania and Caroline, Virginia	May 2020	February 2021	500 kV	37	110
Relocate and replace a transmission line underground between the Tysons substation and the future Spring Hill substation	September 2020	June 2021	230 kV	< 1	30
Rebuild an existing transmission line and install new line adjacent thereto in the Counties of New Kent, King William, King and Queen, Essex and Richmond, Virginia	October 2020	December 2021	230 kV	41	100
Rebuild Clubhouse-Dry Bread Line and Dry Bread-Lakeview Line in Greensville County, Virginia	November 2020	July 2021	230 kV	13	20
Rebuild transmission lines and related projects in the Counties of York and James City and the City of Williamsburg, Virginia	January 2021	September 2021	230 kV	11	30
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	Pending	500 kV	26	95
Beaumeade-Belmont reconductor and rebuild projects in the County of Loudoun, Virginia	May 2021	February 2022	230 kV	7	15
Extension to Cloud Switching Station and Easters Switching Station in the County of Mecklenburg, Virginia	June 2021	February 2022	230 kV	15	105
Rebuild transmission lines and related projects in the City of Staunton and County of Augusta, Virginia	November 2021	Pending	230 kV	21	45
Build new DTC substation and line loop in the County of Loudoun, Virginia	December 2021	Pending	230 kV	1	105
Build new Aviator substation and line loop in the County of Loudoun, Virginia	February 2022	Pending	230 kV	1	80

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20  miles of new 230 kV transmission line in James City County, York County, and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed.  In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied the request for rehearing and ordered the U.S. District Court for the D.C. Circuit to consider and issue a ruling on whether the permit should be vacated during the U.S. Army Corps of Engineers’ preparation of an environmental impact statement. In November 2019, the U.S. District Court for the D.C. Circuit issued an order allowing the permit to remain in effect while an environmental impact statement is prepared. In November 2020, the U.S. Army Corps of Engineers issued a draft environmental impact statement noting there is no better alternative. This matter is pending.

North Carolina Regulation

Virginia Power North Carolina Base Rate Case

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

Virginia Power North Carolina Fuel Filing

In August 2021, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power updated its filing in October 2021 to reflect the increased commodity cost of fuel and proposed a total $26 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2022. In January 2022, the North Carolina Commission approved the filing.

PSNC Base Rate Case

In April 2021, PSNC filed its general rate case application and schedules with the North Carolina Commission.  PSNC proposed a non-fuel, base rate increase of $53 million to be effective November 1, 2021. After considering the benefits of the 2017 Tax Reform Act, the net revenue increase to customers would be approximately $42 million.  The base rate increase was proposed to recover the significant investment in infrastructure to serve a growing customer base, improve safety and reliability of the transmission and distribution system and enhance energy efficiency and sustainability.  The proposed rates would provide for an ROE of 10.25% compared to the currently authorized ROE of 9.7%.

In October 2021, PSNC, the North Carolina Commission public staff and certain other parties of record filed a stipulation of settlement with the North Carolina Commission for approval. The stipulation of settlement provides for a non-fuel, base rate increase of $29 million effective November 1, 2021, based on an ROE of 9.60%. The net revenue increase to customers, after considering the amortization of the previously deferred benefits of the 2017 Tax Reform Act, would be $4 million in the initial rate year, $23 million for the following rate year and then $26 million beginning for the third through fifth rate years. In addition, the stipulation of settlement provides for the recovery, over four years, of $106 million of operation and maintenance costs which PSNC has incurred and deferred through June 2021 to comply with federal standards for pipeline integrity and safety. In November 2021, PSNC implemented temporary rates consistent with the stipulation of settlement. In December 2021, a revised stipulation of settlement was filed with the North Carolina Commission adjusting the net revenue increase to customers, after considering the amortization of the previously deferred benefits of the 2017 Tax Reform Act, to $6 million in the initial rate year, $25 million for the following rate year and $27 million beginning for the third through fifth rate years. In January 2022, the North Carolina Commission approved the revised stipulation of settlement without modification and issued its final order.

Pipeline Integrity and Safety Program

The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. In August 2021, the North Carolina Commission approved PSNC’s request to increase the integrity management annual revenue requirement to $34 million, an increase of $1 million over its previous filing, effective September 2021.

Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and certain related uncollectible expenses as well as losses on negotiated gas and transportation sales. In September 2021, PSNC submitted a filing with the North Carolina Commission for a $61 million gas cost increase. The North Carolina Commission approved the filing in September 2021 with rates effective October 2021.  In November 2021, PSNC submitted a filing with the North Carolina Commission for a $49 million gas cost increase and a $15 million increase in the customers deferred account. The North Carolina Commission approved the filing in December 2021 with rates effective December 2021.

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

In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC has agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021 and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission approved the comprehensive settlement agreement and issued its final order in August 2021.

In connection with this matter, Dominion Energy recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges (benefits) (reflected in the Corporate and Other segment), including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income in its Consolidated Statements of Income for the year ended December 31, 2021.

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs

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

In January 2022, DESC filed an application with the South Carolina Commission seeking approval to recover $60 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. This matter is pending.

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

In February 2022, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2022. DESC also proposed to apply approximately $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba Corporation following the satisfaction of liens against NND Project property recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $143 million. This matter is pending.

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

In April 2021, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2020 costs. The filing reflects gross plant investment for 2020 of $178 million, cumulative gross plant investment of $2.0 billion and a revenue requirement of $243 million.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its infrastructure and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation.

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

West Virginia Regulation

West Virginia Base Rate Case

In September 2020, Hope filed its base rate case and schedules with the West Virginia Commission. Hope proposed a non-fuel, base rate increase of $28 million. The base rate increase was proposed to recover the significant investment in distribution infrastructure and costs associated with the acquisition of over 2,000 miles of gathering assets, both for the benefit of West Virginia customers.  The proposed rates would provide for an ROE of 10.25% compared to the authorized ROE of 9.45%. In July 2021, the West Virginia Commission approved a non-fuel, base rate increase of $13 million for rates effective July 2021 with an ROE of 9.54%. In August 2021, Hope filed a petition for reconsideration with the West Virginia Commission regarding certain return calculations included in the July 2021 approval order. This matter is pending.

PREP

In October 2021, the West Virginia Commission approved Hope’s request to recover PREP costs related to $54 million and $56 million of projected capital investment for 2021 and 2022, respectively. The request also includes a true-up of PREP costs related to the 2020 actual capital investment of $34 million and sets forth $9 million of annual PREP costs to be recovered in proposed rates effective November 1, 2021.

Utah Regulation

Purchased Gas

In May 2021, the Utah Commission approved Questar Gas’ request for a $43 million gas cost increase with rates effective June 2021.

In October 2021, the Utah Commission approved Questar Gas’ request for an $83 million gas cost increase with rates effective November 2021.

In December 2021, the Utah Commission approved Questar Gas’ request for a $29 million gas cost increase on an interim basis, with rates effective January 2022.

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

The changes to AROs during 2020 and 2021 were as follows:

Amount
(millions)
Dominion Energy
AROs at December 31, 2019	$5,184
Obligations incurred during the period	67
Obligations settled during the period	(114)
Revisions in estimated cash flows(1)	228
Accretion	218
AROs at December 31, 2020(2)	$5,583
Obligations incurred during the period	31
Obligations settled during the period	(165)
Revisions in estimated cash flows(3)	(151)
Accretion	224
Sale of non-wholly-owned nonregulated solar facilities	(49)
AROs at December 31, 2021(2)	$5,473
Virginia Power
AROs at December 31, 2019	$3,581
Obligations incurred during the period	48
Obligations settled during the period	(85)
Revisions in estimated cash flows(4)	139
Accretion	137
AROs at December 31, 2020	$3,820
Obligations incurred during the period	26
Obligations settled during the period	(131)
Revisions in estimated cash flows(5)	67
Accretion	141
AROs at December 31, 2021	$3,923
(1)

Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities, asbestos abatement costs associated with certain utility facilities and from the completion of a nuclear decommissioning cost study related to Summer.

(2)	Includes $179 million and $198 million reported in other current liabilities at December 31, 2020 and 2021, respectively.

(3)

Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities, estimated cash flow projections associated with the recovery of spent nuclear fuel costs for its AROs associated with the decommissioning of Kewaunee and estimated cash flow projections associated with certain gas distribution pipelines.  These revisions in 2021 resulted in a charge of $44 million ($35 million after-tax) within other operations and maintenance expense in the Consolidated Statements of Income as well as a $173 million decrease to property, plant and equipment, net.

(4)	Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities and asbestos abatement costs associated with certain utility facilities.
(5)	Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities.

In addition, Virginia Power revised its estimated cash flows for the existing ARO related to future ash pond and landfill closure costs, which resulted in a $113 million ($84 million after-tax) benefit in other operations and maintenance expense in the Consolidated Statements of Income in 2019.

Dominion Energy’s AROs at December 31, 2021 and 2020, include $2.0 billion and $1.9 billion, respectively, with $0.9 billion and $0.9 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2021 and 2020, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $8.0 billion and $6.9 billion, respectively. At December 31, 2021 and 2020, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $3.7 billion and $3.2 billion, respectively.

In addition, AROs at December 31, 2021 and 2020 include $2.9 billion and $2.8 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. Regulatory mechanisms, primarily associated with legislation enacted in Virginia in March 2019, provide for recovery of costs to be incurred. See Note 12 for additional information.

NOTE 15. LEASES

At December 31, 2021 and 2020, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	December 31, 2021	December 31, 2020
(millions)
Dominion Energy
Lease assets:
Operating lease assets(1)	$506	$564
Finance lease assets(2)	144	148
Total lease assets	$650	$712
Lease liabilities:
Operating lease liabilities(3)	$44	$54
Finance lease liabilities(4)	36	32
Total lease liabilities - current	80	86
Operating lease liabilities (5)	464	516
Finance lease liabilities(6)	112	108
Total lease liabilities - noncurrent	576	624
Total lease liabilities	$656	$710
Virginia Power
Operating lease assets(1)	$256	$185
Finance lease assets(2)	71	45
Total lease assets	$327	$230
Lease liabilities:
Operating lease liabilities(3)	$25	$28
Finance lease liabilities(4)	13	8
Total lease liabilities - current	38	36
Operating lease liabilities (5)	227	155
Finance lease liabilities(6)	57	36
Total lease liabilities - noncurrent	284	191
Total lease liabilities	$322	$227
(1)	Included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)

Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $81 million and $18 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2021 and net of $50 million and $9 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2020.

(3)	Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(4)	Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(5)	Included in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
(6)	Included in other long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at December 31, 2021 and 2020 includes property, plant and equipment of $1.2 billion and $2.2 billion, respectively, and accumulated depreciation of $106 million and $68 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

For the years ended December 31, 2021, 2020 and 2019, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(millions)
Dominion Energy
Finance lease cost:
Amortization	$40	$33	$20
Interest	(3)	—	4
Operating lease cost	66	68	79
Short-term lease cost	32	20	26
Variable lease cost	5	8	5
Total lease cost	$140	$129	$134
Virginia Power
Finance lease cost:
Amortization	$12	$7	$3
Interest	1	1	—
Operating lease cost	$30	$36	$41
Short-term lease cost	19	12	13
Variable lease cost	1	4	2
Total lease cost	$63	$60	$59

For the years ended December 31, 2021, 2020 and 2019, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(millions)
Dominion Energy
Operating cash flows for finance leases	$(3)	$—	$4
Operating cash flows for operating leases	103	96	111
Financing cash flows for finance leases	40	33	20
Virginia Power
Operating cash flows for finance leases	$1	$1	$—
Operating cash flows for operating leases	53	52	56
Financing cash flows for finance leases	12	7	3

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, include $168 million, $175 million and $174 million, respectively, of rental revenue, included in operating revenue and $110 million, $102 million and $94 million, respectively, of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At December 31, 2021 and 2020, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	December 31, 2021	December 31, 2020
Dominion Energy
Weighted average remaining lease term - finance leases	5 years	5 years
Weighted average remaining lease term - operating leases	27 years	26 years
Weighted average discount rate - finance leases	2.77%	3.17%
Weighted average discount rate - operating leases	3.96%	4.07%
Virginia Power
Weighted average remaining lease term - finance leases	6 years	6 years
Weighted average remaining lease term - operating leases	25 years	21 years
Weighted average discount rate - finance leases	2.27%	2.51%
Weighted average discount rate - operating leases	4.00%	4.26%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2022	$50	$32	$27	$8
2023	41	39	21	14
2024	33	33	17	14
2025	27	18	13	13
2026	24	15	10	10
After 2026	577	22	240	17
Total undiscounted lease payments	752	159	328	76
Present value adjustment	(244)	(11)	(76)	(6)
Present value of lease liabilities	$508	$148	$252	$70

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and had obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. In March 2021, Dominion Energy notified the lessor of its intention to terminate the leasing arrangement effective April 2021. As a result, Dominion Energy recorded a charge of $62 million ($46 million after-tax) in 2021, included in impairments of assets and other charges in its Consolidated Statements of Income, primarily for amounts required to be repaid to the lessor.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be completed by the end of 2023. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $293 million as of December 31, 2021. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Dominion Energy

Through December 2021, Dominion Energy owned the manager and 67% of the membership interest in certain nonregulated solar facilities, as discussed in Note 2. Dominion Energy concluded that these entities were VIEs due to the members lacking the characteristics of a controlling financial interest. In addition, in 2016 Dominion Energy created a wholly owned subsidiary, SBL Holdco, as a holding company of its interest in the VIE nonregulated solar facilities and accordingly SBL Holdco was a VIE. Prior to its disposition in December 2021, Dominion Energy was the primary beneficiary of SBL Holdco and the nonregulated solar facilities, as it had the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. At December 31, 2020, Dominion Energy’s securities due within one year and long-term debt include $32 million and $239 million, respectively, of debt issued by SBL Holdco net of issuance costs that was nonrecourse to Dominion Energy and was secured by SBL Holdco’s interest in certain nonregulated solar facilities.

At December 31, 2021, Dominion Energy owns a 50% membership interest in Cove Point, as discussed in Notes 3 and 9. Dominion Energy concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. As a result of the GT&S Transaction, effective November 1, 2020, Dominion Energy is no longer the primary beneficiary of Cove Point as BHE retains the power to direct the activities that most significantly impact Cove Point’s economic performance. Dominion Energy’s maximum exposure to loss is limited to its current and future investment, as well as any obligations under guarantees provided.  See Note 23 for more information.

At December 31, 2021, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment. See Note 9 for more details regarding the nature of this entity.

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

Virginia Power

Virginia Power had a long-term power and capacity contract with one non-utility generator with an aggregate summer generation capacity of approximately 218 MW. The contract contained certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considered to be variable interests and for which Virginia Power had previously concluded if the generation facility were to be a VIE that it would not be the primary beneficiary. In May 2019, Virginia Power entered into an agreement and paid $135 million to terminate the remaining contract with the non-utility generator. A $135 million ($100 million after-tax) charge was recorded in impairment of assets and other charges in Virginia Power’s Consolidated Statements of Income (reflected in the Corporate and Other segment) during the second quarter of 2019. Virginia Power paid $13 million for electric capacity to non-utility generators and $1 million and million for electric energy to non-utility generators for the year ended December 31, 2019.

Virginia Power purchased shared services from DES, an affiliated VIE, of $380 million, $349 million and $387 million for the years ended December 31, 2021, 2020, and 2019, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $20 million at December 31, 2021, and $175 million at December 31, 2020, respectively, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

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

Dominion Energy’s short-term financing is supported through its access to the joint revolving credit facility described below. Commercial paper and letters of credit outstanding, as well as capacity available under the credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2021
Joint revolving credit facility(2)	$6,000	$1,883	$131	$3,986
At December 31, 2020
Joint revolving credit facility(2)	$6,000	$627	$100	$5,273
(1)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion Energy’s credit facility was 0.31% and 0.29% at December 31, 2021 and 2020, respectively.
(2)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At December 31, 2021, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the joint revolving credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to $30 million in letters of credit and matures in June 2022.  At December 31, 2021 and 2020, Dominion Energy had $29 million and $30 million, respectively, in letters of credit outstanding under this agreement.

In December 2021, in connection with the sale of certain non-wholly owned nonregulated solar facilities, as discussed in Note 10, SBL Holdco terminated $30 million of credit facilities and Dominion Solar Projects III, Inc. terminated $25 million of credit facilities. At December 31, 2020, no amounts were outstanding under either of these facilities.

In March 2020, Dominion Energy entered into a $900 million 364-Day Revolving Credit Agreement that bore interest at a variable rate. At December 31, 2020, $225 million was outstanding under the agreement. In March 2021, the agreement reached maturity and Dominion Energy repaid the outstanding borrowed amount in full.

In July 2021, Dominion Energy entered into an approximately $1.3 billion term loan credit agreement following the termination of the Q-Pipe Transaction as discussed in Note 3 and borrowed the full amount available thereunder.  The term loan was scheduled to mature in December 2021, with the ability to extend maturity at Dominion Energy’s option to June 2022 and bore interest at a variable rate.  The proceeds were utilized to repay the deposit received from BHE on the Q-Pipe Transaction.  In December 2021, Dominion Energy used the net proceeds from the completion of the sale of the Q-Pipe Group to Southwest Gas to repay the principal outstanding under the term loan plus accrued interest.

In December 2021, DECP Holdings entered into a credit facility, which allows it to issue up to $110 million in letters of credit with automatic one-year renewals through the maturity of the facility in December 2024. At December 31, 2021, $110 million in letters of credit were outstanding under this agreement with no amounts drawn under the letters of credit.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2021 and December 31, 2020, Dominion Energy’s Consolidated Balance Sheets include $431 million and $268 million, respectively, presented within short-term debt.  The proceeds are used for general corporate purposes and to repay debt.

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

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2021
Joint revolving credit facility(2)	$6,000	$745	$40
At December 31, 2020
Joint revolving credit facility(2)	$6,000	$45	$12
(1)	The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 0.26% and 0.30% at December 31, 2021 and 2020, respectively.
(2)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set within the facility limit but can be changed at the option of the borrowers under the credit facility multiple times per year. At December 31, 2021, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

NOTE 18. LONG-TERM DEBT

At December 31,	2021 Weighted- average Coupon(1)	2021	2020
(millions, except percentages)
Virginia Electric and Power Company:
Unsecured Senior Notes:
2.30% to 8.875%, due 2022 to 2051	4.07%	$13,238	$12,689
Tax-Exempt Financings(2):
0.45% to 1.90%, due 2032 to 2041	1.14%	625	625
Virginia Electric and Power Company total principal		$13,863	$13,314
Securities due within one year	3.45%	(300)	—
Unamortized discount, premium and debt issuances costs, net		(110)	(107)
Derivative restructuring		446	444
Finance leases		57	36
Virginia Electric and Power Company total long-term debt		$13,956	$13,687
Dominion Energy, Inc.:
Supplemental 364-Day credit facility, variable rate, due 2021		$—	$225
Sustainability Revolving Credit Agreement, variable rate, due 2024(3)		—	—
Unsecured Senior Notes:
Variable rate, due 2023	0.73%	1,000	1,000
1.45% to 7.0%, due 2021 to 2049(4)	3.78%	11,238	9,938
Unsecured Junior Subordinated Notes:
2.715% to 4.104%, due 2021 and 2024	3.07%	700	1,950
Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
5.25% and 5.75%, due 2054 and 2076(5)	5.75%	685	1,485
DECP Holdings, Term Loan, variable rate, due 2024(6)	1.50%	2,500	—
Questar Gas, Unsecured Senior Notes, 2.21% to 7.20%, due 2024 to 2051	3.85%	1,000	750
East Ohio, Unsecured Senior Notes, 1.30% to 3.00%, due 2025 to 2050	2.25%	1,800	1,800
PSNC, Senior Debentures and Notes, 3.10% to 7.45%, due 2021 to 2051	4.34%	800	800
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2021 to 2065	5.09%	3,634	3,267
Tax-Exempt Financings(7):
Variable rate due 2038	0.14%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
GENCO, variable rate due 2038	0.14%	33	33
Other	3.65%	1	1
Secured Senior Notes, 4.82%, due 2042(8)	4.82%	314	331
Term Loans, variable rates, due 2023 and 2024(9)		—	476
Tax-Exempt Financing, 1.7% due 2033	1.70%	27	27
Virginia Electric and Power Company total principal (from above)		13,863	13,314
Dominion Energy, Inc. total principal(10)		$37,694	$35,496
Fair value hedge valuation(11)		2	3
Securities due within one year(12)	2.79%	(805)	(1,905)
Supplemental 364-Day credit facility borrowings		—	(225)
Unamortized discount, premium and debt issuance costs, net		(315)	(293)
Derivative restructuring		738	773
Finance leases		112	108
Dominion Energy, Inc. total long-term debt		$37,426	$33,957
(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2021.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.
(3)

This $900 million supplemental credit facility, entered in June 2021, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. In June 2021 and August 2021, Dominion Energy borrowed $250 million and $650 million respectively. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($250 million) and for general corporate purposes ($650 million). In November 2021 and December 2021, Dominion Energy repaid $650 million and $250 million, respectively, borrowed under this arrangement.

(4)	Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.
(5)	In August 2021, Dominion Energy redeemed the remaining principal outstanding of $800 million of its July 2016 hybrids, which would have otherwise matured in 2076.
(6)

The term loan amortizes over a 17-year period and matures in December 2024 with the potential to be extended to December 2026. The debt is secured by DECP Holdings’ noncontrolling interest in Cove Point.

(7)	Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2022.
(

8)	Represents debt associated with Eagle Solar. The debt is nonrecourse to Dominion Energy and is secured by Eagle Solar’s interest in certain solar facilities.
(9)

Represents debt associated with SBL Holdco and Dominion Solar Projects III, Inc. The debt was nonrecourse to Dominion Energy and was secured by SBL Holdco’s and Dominion Solar Projects III, Inc’s interest in certain solar facilities. In connection with the sales of certain non-wholly owned nonregulated solar facilities discussed in Note 10, the outstanding debt of SBL Holdco was assumed by Terra Nova Renewable Partners and Dominion Energy utilized proceeds from Clearway to repay the outstanding balance of the Dominion Solar Projects III, Inc. term loan.

(10)	Excludes amounts classified as held for sale at December 31, 2020. See Note 3.
(11)	Represents the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt.
(12)

At December 31, 2020, includes $22 million of estimated mandatory prepayments due within one year based on estimated cash flows in excess of debt service at SBL Holdco and Dominion Solar Projects III, Inc.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2021, were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
(millions, except percentages)
Virginia Power
Unsecured Senior Notes	$300	$700	$350	$350	$1,150	$10,388	$13,238
Tax-Exempt Financings	—	—	—	—	—	625	625
Total	$300	$700	$350	$350	$1,150	$11,013	$13,863
Weighted-average Coupon	3.45%	2.75%	3.45%	3.10%	3.08%	4.16%
Dominion Energy
Term Loans	$151	$134	$2,215	$—	$—	$—	$2,500
First Mortgage Bonds	—	—	—	—	—	3,634	3,634
Unsecured Senior Notes	650	2,700	690	2,000	2,257	20,779	29,076
Secured Senior Notes	6	17	31	19	20	221	314
Tax-Exempt Financings	—	—	—	—	—	775	775
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Unsecured Junior Subordinated Notes	—	—	700	—	—	—	700
Enhanced Junior Subordinated Notes	—	—	—	—	—	685	685
Total	$807	$2,851	$3,636	$2,019	$2,277	$26,104	$37,694
Weighted-average Coupon	2.79%	1.89%	2.20%	3.01%	2.82%	4.26%

The Companies’ short-term credit facility and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2021, there were no events of default under these covenants.

Senior Note Issuances

In January 2022, Virginia Power issued $600 million of 2.40% senior notes and $400 million of 2.95% senior notes that mature in 2032 and 2051, respectively. The proceeds were used for general corporate purposes and/or to repay short-term debt.

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

In October 2014, Dominion Energy issued $685 million of October 2014 hybrids that will bear interest at 5.75% per year until October 1, 2024. Thereafter, they will bear interest at the three-month LIBOR plus 3.057%, reset quarterly. If the three-month LIBOR is terminated while the October 2014 hybrids are outstanding, they will thereafter bear interest at the last interest rate determined prior to the termination.

In July 2016, Dominion Energy issued $800 million of 5.25% July 2016 hybrids. In August 2021, Dominion Energy redeemed the remaining principal outstanding of $800 million of its July 2016 hybrids, which would have otherwise matured in 2076 and were listed on the NYSE under the symbol DRUA. Expenses related to the early redemption of the hybrids were $23 million reflected within interest and related charges in the Consolidated Statements of Income for the year ended December 31, 2021.

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

NOTE 19. PREFERRED STOCK

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2021, Dominion Energy had issued and outstanding 3.4 million shares of preferred stock, 1.6 million, 0.8 million and 1.0 million of which were designated as the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, respectively. At December 31, 2020, Dominion Energy had issued and outstanding 2.4 million shares preferred stock, 1.6 million and 0.8 million of which were designated as the Series A Preferred Stock and the Series B Preferred Stock, respectively.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2021 and 2020, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2021 or 2020.

2019 Corporate Units

In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units. The Corporate Units are listed on the NYSE under the symbol DCUE. The net proceeds were used for general corporate purposes and to repay short-term debt, including commercial paper.

Each 2019 Series A Corporate Unit consists of a stock purchase contract and a 1/10, or 10%, undivided beneficial ownership interest in one share of Series A Preferred Stock. Beginning in June 2022, the Series A Preferred Stock is convertible at the option of the holder into Dominion Energy common stock under a formula based upon the average closing price of Dominion Energy common stock prior to the conversion date. The Series A Preferred Stock is redeemable in cash by Dominion Energy beginning September 2022 at the liquidation preference. Settlement of any conversion is payable in cash, common stock or a combination thereof, at Dominion Energy’s election. In November 2021, Dominion Energy’s Articles of Incorporation were amended to require that any conversion of its Series A Preferred Stock be settled, at Dominion Energy’s election, either entirely in cash or in cash up to the first $1,000 per share and in shares of Dominion Energy common stock, cash or any combination thereof for any amounts in excess of $1,000 per share. As a result of establishing a minimum amount to be settled in cash if the holders elect to convert the Series A Preferred Stock, $1.6 billion was reclassified from equity to mezzanine equity in 2021.

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

Pursuant to the terms of the 2019 Equity Units, Dominion Energy expects to remarket shares of Series A Preferred Stock during the first or second quarter of 2022. Following a successful remarketing, the dividend rate on the preferred stock will be reset and the conversion rate on the preferred stock may increase depending on the closing price of Dominion Energy’s common stock on the date of the remarketing. Dominion Energy will not directly receive any proceeds from the remarketing as the remarketing will be conducted on behalf of investors that, as of the remarketing, continue to hold corporate units or otherwise elect to participate in the remarketing. Proceeds from the remarketing attributable to investors that continue to hold corporate units will be used to purchase a treasury portfolio that upon maturity will be used in June 2022 to pay the purchase price to Dominion Energy for issuance of its common stock under the stock purchase contracts that are a component of such corporate units. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, the maximum number of shares of common stock Dominion Energy will issue in June 2022 is 21.8 million for consideration of $1.6 billion.

Selected information about Dominion Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds(1)	Total Preferred Stock(2)	Cumulative Dividend Rate	Stock Purchase Contract Annual Rate	Stock Purchase Contract Liability(3)	Stock Purchase Contract Settlement Date
(millions except interest rates)
6/14/2019	16	$1,582	$1,610	1.75%	5.5%	$250	6/1/2022

(1) Issuance costs of $28 million were recorded as a reduction to preferred stock ($14 million) and common stock ($14 million). In connection with the reclassification of the Series A Preferred Stock to mezzanine equity in 2021, the issuance costs originally recognized as a reduction to preferred stock were reclassified to common stock.

(2) Dominion Energy recorded dividends of $28 million ($17.50 per share), $28 million ($17.50 per share) and $15 million ($9.479 per share) for the years ended December 31, 2021, 2020 and 2019, respectively.

(3) Payments of $85 million, $83 million and $38 million were made in 2021, 2020 and 2019, respectively. The stock purchase contract liability was $44 million and $129 million at December 31, 2021 and 2020, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $37 million ($46.50 per share) for the years ended December 31, 2021 and 2020. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%.  Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

Series C Preferred Stock

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock for $742 million, net of $8 million of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock valued at $250 million to the qualified benefit pension plans. See Note 22 for further information regarding activity surrounding pension plan contributions. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.35% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing April 15, 2022. Dominion Energy recorded dividends of $3 million ($2.6583 per share) for the year ended December 31, 2021. The dividend rate for the Series C Preferred Stock will be reset every five years beginning on April 15, 2027 to equal the then-current five-year U.S. Treasury rate plus a spread of 3.195%. Unless all accumulated and unpaid dividends on the Series C Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series C Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

Dominion Energy may, at its option, redeem the Series C Preferred Stock in whole or in part anytime from and including January 15, 2027 through and including April 15, 2027 or during any subsequent fifth anniversary of such period at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Dominion Energy may also, at its option, redeem the Series C Preferred Stock in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends at any time within a certain period of time following any change in the criteria ratings agencies use to assign equity credit to securities such as the Series C Preferred Stock that has certain adverse effects on the equity credit actually received by the Series C Preferred Stock.

Holders of the Series C Preferred Stock have no voting rights except in the limited circumstances provided for in the terms of the Series C Preferred Stock or as otherwise required by applicable law. The Series C Preferred Stock is not subject to any sinking fund or other obligation of ours to redeem, repurchase or retire the Series C Preferred Stock. The preferred stock contains no conversion rights.

NOTE 20. EQUITY

Common Stock

Dominion Energy

During 2021, 2020 and 2019, Dominion Energy recorded, net of fees and commissions, $340 million, $481 million and $11.0 billion from the issuance of approximately 4 million, 7 million and 157 million shares of common stock, respectively, for acquisitions, pension plan contributions, settlements of stock purchase contracts and litigation and through various programs including Dominion Energy Direct®, employee savings plans and an at-the-market program.

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

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2020, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During 2020, Dominion Energy received cash of $159 million from the issuance of 2.1 million of such shares through Dominion Energy Direct® and employee savings plans.  In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. During 2021, Dominion Energy issued 2.6 million of such shares and received proceeds of $192 million.

Stock Purchase Contracts

In August 2019, Dominion Energy issued 18.5 million shares under the related stock purchase contracts entered into as part of Dominion Energy’s 2016 Equity Units and received proceeds of $1.4 billion. See Note 18 for further information surrounding these stock purchase contracts.

Other Issuances

In July 2021, Dominion Energy issued 1.4 million shares of its common stock, valued at $104 million, to satisfy DESC’s obligation under a settlement agreement for the FILOT litigation discussed in Note 23.

In August 2021, Dominion Energy issued 0.6 million shares of its common stock, valued at $45 million, to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 23.

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

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. In November 2021, Dominion Energy entered forward sale agreements for approximately 1.1 million shares of its common stock to be settled by November 2022 at an initial forward price of $74.66 per share. Except in certain specified circumstances that would require physical share settlement, Dominion Energy may elect physical, cash or net share settlement of the forward sale agreements. A net share settlement could require us to deliver a number of shares significantly lower than would be issued in connection with a full physical settlement.

Repurchase of Common Stock

Dominion Energy did not repurchase any shares in 2021 or 2019, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization. During 2020, Dominion Energy repurchased 38.9 million shares of Dominion Energy common stock for $3.1 billion through an open market agreement, a private transaction and accelerated share repurchase agreements as discussed below.

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

Virginia Power

In 2021, 2020 and 2019, Virginia Power did not issue any shares of its common stock to Dominion Energy.

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

Non-Wholly-Owned Nonregulated Solar Facilities

In December 2021, Dominion Energy completed the sale of SBL Holdco, which held Dominion Energy’s 67% controlling interest in certain nonregulated solar projects, and the sale of its 50% controlling interest in Four Brothers and Three Cedars.  As a result of these sales, all balances recorded as noncontrolling interests associated with these entities were written off.  See Note 10 for more information.

Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Commodity	Interest Rate	Foreign Currency	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Year Ended December 31, 2021
Beginning balance	$(1)	$(418)	$—	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	—	15	—	15	(7)	144	(3)	149
Amounts reclassified from AOCI: (gains) losses
Purchased gas	1	—	—	1	—	—	—	1
Interest and related charges	—	60	—	60	—	—	—	60
Other income	—	—	—	—	(23)	111	—	88
Total	1	60	—	61	(23)	111	—	149
Income tax expense	—	(15)	—	(15)	5	(29)	—	(39)
Total, net of tax	1	45	—	46	(18)	82	—	110
Net current period other comprehensive income (loss)	1	60	—	61	(25)	226	(3)	259
Ending balance	$—	$(358)	$—	$(358)	$37	$(1,133)	$(4)	$(1,458)
Year Ended December 31, 2020
Beginning balance	$16	$(426)	$3	$(407)	$37	$(1,421)	$(2)	$(1,793)
Other comprehensive income before reclassifications: gains (losses)	—	(231)	(8)	(239)	43	25	1	(170)
Amounts reclassified from AOCI: (gains) losses
Operating revenue	(25)	—	—	(25)	—	—	—	(25)
Purchased gas	4	—	—	4	—	—	—	4
Discontinued operations	(2)	236	6	240	—	—	—	240
Interest and related charges	—	83	—	83	—	—	—	83
Other income	—	—	—	—	(24)	50	—	26
Total	(23)	319	6	302	(24)	50	—	328
Income tax expense	6	(80)	(1)	(75)	6	(13)	—	(82)
Total, net of tax	(17)	239	5	227	(18)	37	—	246
Net current period other comprehensive income (loss)	(17)	8	(3)	(12)	25	62	1	76
Ending balance	$(1)	$(418)	$—	$(419)	$62	$(1,359)	$(1)	$(1,717)
(1)	Net of $119 million and $141 million tax at December 31, 2021 and 2020, respectively.
(2)	Net of $(10) million and $(21) million tax at December 31, 2021 and 2020, respectively.
(3)	Net of $396 million and $478 million tax at December 31, 2021 and 2020, respectively.
(4)	Net of $1 million and $— million tax at December 31, 2021 and 2020, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassification out of AOCI by component:

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Year Ended December 31, 2021
Beginning balance	$(60)	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	13	13	(2)	11
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	3	3	—	3
Other income	—	—	(3)	(3)
Total	3	3	(3)	—
Income tax expense	(1)	(1)	1	—
Total, net of tax	2	2	(2)	—
Net current period other comprehensive income (loss)	15	15	(4)	11
Ending balance	$(45)	$(45)	$4	$(41)
Year Ended December 31, 2020
Beginning balance	$(34)	$(34)	$5	$(29)
Other comprehensive income before reclassifications: gains (losses)	(28)	(28)	6	(22)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	2	2	—	2
Other income	—	—	(4)	(4)
Total	2	2	(4)	(2)
Income tax expense	—	—	1	1
Total, net of tax	2	2	(3)	(1)
Net current period other comprehensive income (loss)	(26)	(26)	3	(23)
Ending balance	$(60)	$(60)	$8	$(52)
(1)	Net of $16 million and $21 million tax at December 31, 2021 and 2020, respectively.
(2)	Net of $(2) million and $(3) million tax at December 31, 2021 and 2020, respectively.

Stock-Based Awards

The 2014 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the Compensation and Talent Development Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2021, approximately 19 million shares were available for future grants under these plans.

Goal-based stock awards are granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership. As of December 31, 2021, unrecognized compensation cost related to nonvested goal-based stock awards was immaterial.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2021, 2020 and 2019 include $42 million, $64 million and $46 million, respectively, of compensation costs and $9 million, $16 million and $11 million, respectively of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

Restricted Stock

Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2018	1,208	$73.03
Granted	614	76.49
Vested	(324)	71.75
Cancelled and forfeited	(96)	77.16
Nonvested at December 31, 2019	1,402	$74.77
Granted	531	81.74
Vested	(424)	74.39
Cancelled and forfeited	(99)	81.59
Nonvested at December 31, 2020	1,410	$77.41
Granted	518	71.78
Vested	(505)	73.54
Cancelled and forfeited	(113)	75.57
Nonvested at December 31, 2021	1,310	$76.65

As of December 31, 2021, unrecognized compensation cost related to nonvested restricted stock awards totaled $55 million and is expected to be recognized over a weighted-average period of 2.0 years. The fair value of restricted stock awards that vested was $37 million, $35 million and $23 million in 2021, 2020 and 2019, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

Cash-Based Performance Grants

Cash-based performance grants are made to Dominion Energy’s officers under Dominion Energy’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

In February 2019, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2022 based on the achievement of two performance metrics during 2019, 2020 and 2021: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s peer compensation group. The total payout under the grant was $5.7 million, all of which was accrued at December 31, 2021.

In February 2020, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2023 based on the achievement of two performance metrics during 2020, 2021 and 2022: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There are additional opportunities to earn a portion of the award based on Dominion Energy’s absolute TSR or relative price-earnings ratio performance. At December 31, 2021, the targeted amount of the three-year grant was $10 million and a liability of $6 million had been accrued for this award.

In February 2021, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2024 based on the achievement of two performance metrics during 2021, 2022 and 2023: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. At December 31, 2021, the targeted amount of the three-year grant was $13 million and a liability of $4 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2021, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

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

The Ohio and Utah Commissions may prohibit any public service company, including East Ohio and Questar Gas, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2021, neither the Ohio Commission nor the Utah Commission had restricted the payment of dividends by East Ohio or Questar Gas, respectively.

There is no specific restriction from the South Carolina Commission on the payment of dividends paid by DESC. Pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At December 31, 2021, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the threshold.

See Notes 18 and 19 for a description of potential restrictions on common stock dividend payments by Dominion Energy in connection with the deferral of interest payments on the enhanced junior subordinated notes, the deferral of contract adjustment payments on the 2019 Equity Units or a failure to pay dividends on the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

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

Dominion Energy maintains qualified noncontributory defined benefit pension plans covering virtually all employees who commenced employment prior to July 2021. Retirement benefits are based primarily on years of service, age and the employee’s compensation. Dominion Energy’s funding policy is to contribute annually an amount that is in accordance with the provisions of ERISA. The pension programs also provide benefits to certain retired executives under company-sponsored nonqualified employee benefit plans. The nonqualified plans are funded through contributions to grantor trusts. Dominion Energy also provides retiree healthcare and life insurance benefits with annual employee premiums based on several factors such as age, retirement date and years of service.

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

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $1.5 billion and $1.9 billion in 2021 and 2020, respectively, versus expected returns of $1.0 billion and $933 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

In the fourth quarter of 2021, Dominion Energy recognized the effects of a curtailment for certain pension plans resulting from an option that will provide certain active employees a one-time choice to transition to an enhanced defined contribution plan in lieu of accruing pension benefits for future services. The curtailment resulted in a decrease in the pension benefit obligation of $26 million and an increase to net periodic pension cost of $2 million. The effects of the curtailment are included in the measurement of Dominion Energy’s pension plans as of December 31, 2021.

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

In the fourth quarter of 2020, Dominion Energy remeasured certain other postretirement benefit plans due to a curtailment and settlement resulting from Dominion Energy completing the GT&S Transaction. The remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $16 million and a decrease in the fair value of the other postretirement benefit plan assets of $25 million. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The discount rate used for the remeasurement was 3.07% - 3.11%.  The initial healthcare cost trend rate used for the remeasurement was 6.25% and decreased to 5.00% by 2025-2026.  All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2019.

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

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2021	2020	2021	2020
(millions, except percentages)
Dominion Energy
Changes in benefit obligation:
Benefit obligation at beginning of year	$11,363	$10,446	$1,746	$1,769
Service cost	170	173	25	28
Interest cost	317	351	46	58
Benefits paid	(488)	(461)	(105)	(120)
Actuarial (gains) losses during the year	(413)	992	(161)	33
Plan amendments	—	—	(14)	(6)
Settlements and curtailments(1)	(59)	(138)	—	(16)
Benefit obligation at end of year	$10,890	$11,363	$1,537	$1,746
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$10,979	$9,631	$2,100	$1,880
Actual return (loss) on plan assets	1,202	1,602	294	300
Employer contributions	284	278	—	13
Benefits paid	(488)	(461)	(71)	(93)
Settlements(2)	(32)	(71)	—	—
Fair value of plan assets at end of year	$11,945	$10,979	$2,323	$2,100
Funded status at end of year	$1,055	$(384)	$786	$354
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$1,246	$1,054	$1,064	$650
Other current liabilities	(12)	(14)	(15)	(15)
Noncurrent pension and other postretirement benefit liabilities	(179)	(1,424)	(263)	(281)
Net amount recognized	$1,055	$(384)	$786	$354
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	3.06%-3.19%	2.73%–2.95%	3.04%-3.11%	2.69%–2.80%
Weighted average rate of increase for compensation	4.51%	4.53%	n/a	n/a
Crediting interest rate for cash balance and similar plans	1.81%-1.94%	1.93% - 2.15%	n/a	n/a

(1)

2021 amounts include curtailments and settlements recognized primarily as a result of the employee choice program and settlements of nonqualified pension obligations. 2020 amounts include curtailment and settlements recognized as a result of the GT&S Transaction as well as settlements of qualified and nonqualified pension obligations.

(2)	2021 amounts relate to settlements of nonqualified pension obligations and 2020 amounts relate primarily to settlements of qualified and nonqualified pension obligations.

Actuarial gains recognized during 2021 in Dominion Energy’s pension benefit obligations were $413 million primarily driven by an increase in discount rates. Actuarial losses recognized during 2020 in Dominion Energy’s pension benefit obligations include a $1.0 billion loss resulting primarily from a decrease in discount rate. Actuarial gains recognized during 2021 in Dominion Energy’s other postretirement benefit obligations were $161 million resulting from an increase in discount rates, better than expected per capita claims experience and changes in demographic and economic assumptions based on an experience study completed in 2021. Actuarial losses recognized during 2020 in Dominion Energy’s other postretirement benefit obligations include a $149 million loss resulting from a decrease in discount rates and were partially offset by an $85 million actuarial gain as a result of a completed experience study in one of Dominion Energy’s other postretirement plans and the impact of an update to healthcare claims assumptions.

The ABO for all of Dominion Energy’s defined benefit pension plans was $10.2 billion and $10.6 billion at December 31, 2021 and 2020, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. In December 2021, Dominion Energy issued 250,000 shares of its Series C Preferred Stock to its qualified defined benefit pension plans, valued at $250 million. In December 2020, Dominion Energy contributed $250 million to its qualified defined benefit pension plans. During 2019, Dominion Energy made $520 million of contributions to its qualified defined benefit pension plans, including 6.1 million shares of its common stock valued at $499 million. The shares of common and preferred stock were contributed though private placements exempt from registration requirements, with an independent fiduciary and investment manager to a separate account within the qualified defined benefit pension plans. Dominion Energy also entered into a registration rights agreement with the independent fiduciary and investment manager pursuant to which Dominion Energy agreed to provide registration rights on customary terms with respect to the shares of common and preferred stock. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans in 2022. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2021 and 2020. Dominion Energy’s contributions to VEBAs, all of which pertained to employees of operations sold to BHE, totaled $12 million for 2019. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2022. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2021	2020	2021	2020
(millions)
Dominion Energy
Benefit obligation	$9,420	$10,697	$261	$305
Fair value of plan assets	9,229	9,259	7	9

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2021	2020
(millions)
Accumulated benefit obligation	$127	$9,970
Fair value of plan assets	53	9,259

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
Dominion Energy
2022	$513	$101
2023	516	100
2024	529	99
2025	541	97
2026	548	96
2027-2031	2,833	450

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for substantially all of Dominion Energy’s pension funds are 27% U.S. equity, 18% non-U.S. equity, 32% fixed income, 3% real estate and 20% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real estate includes equity real estate investment trusts and investments in partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 6.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$25	$5	$—	$30	$20	$1	$—	$21
Common and preferred stocks:
U.S.(1)	2,592	244	—	2,836	2,405	—	—	2,405
International	1,773	19	—	1,792	1,727	—	—	1,727
Insurance contracts	—	279	—	279	—	409	—	409
Corporate debt instruments	81	1,439	—	1,520	32	1,385	—	1,417
Government securities	39	914	—	953	30	772	—	802
Total recorded at fair value	$4,510	$2,900	$—	$7,410	$4,214	$2,567	$—	$6,781
Assets recorded at NAV(2):
Common/collective trust funds				3,010				2,905
Alternative investments:
Real estate funds				116				108
Private equity funds				1,233				856
Debt funds				162				168
Hedge funds				14				13
Total recorded at NAV				$4,535				$4,050
Total investments(3)				$11,945				$10,831

(1)	Includes $258 million of Dominion Energy preferred stock and no Dominion Energy common stock at December 31, 2021 and $365 million of Dominion Energy common stock at December 31, 2020.
(2)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)

Excludes net assets related to pending sales of securities of $35 million, net accrued income of $27 million, and includes net assets related to pending purchases of securities of $62 million at December 31, 2021. Excludes net assets related to pending sales of securities and advanced subscriptions of $198 million, net accrued income of $20 million, and includes net assets related to pending purchases of securities of $71 million at December 31, 2020.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Dominion Energy
Cash and cash equivalents	$3	$1	$—	$4	$—	$2	$—	$2
Common and preferred stocks:
U.S.	898	14	—	912	817	—	—	817
International	256	1	—	257	240	—	—	240
Insurance contracts	—	16	—	16	—	23	—	23
Corporate debt instruments	5	61	—	66	2	60	—	62
Government securities	2	47	—	49	2	42	—	44
Total recorded at fair value	$1,164	$140	$—	$1,304	$1,061	$127	$—	$1,188
Assets recorded at NAV(1):
Common/collective trust funds				840				765
Alternative investments:
Real estate funds				13				10
Private equity funds				152				117
Debt funds				9				10
Hedge funds				1				1
Total recorded at NAV				$1,015				$903
Total investments(2)				$2,319				$2,091

(1)	These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)

Excludes net assets related to pending sales of securities of $5 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $3 million at December 31, 2021. Excludes net assets related to pending sales of securities of $10 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2020.

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

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $1 million, $13 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
(millions, except percentages)
Dominion Energy
Service cost	$170	$173	$162	$25	$28	$26
Interest cost	317	351	394	46	58	68
Expected return on plan assets	(834)	(777)	(708)	(173)	(156)	(140)
Amortization of prior service (credit) cost	—	1	1	(42)	(49)	(52)
Amortization of net actuarial loss	193	206	172	4	6	10
Settlements, curtailments and special termination benefits	10	14	72	—	(59)	42
Net periodic benefit (credit) cost	$(144)	$(32)	$93	$(140)	$(172)	$(46)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$(782)	$166	$16	$(282)	$(110)	$(98)
Prior service (credit) cost	—	—	—	(13)	(6)	2
Settlements and curtailments	(36)	(81)	6	—	59	—
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(193)	(206)	(172)	(4)	(6)	(10)
Amortization of prior service credit (cost)	—	(1)	(1)	42	49	52
Total recognized in other comprehensive income and regulatory assets and liabilities	$(1,011)	$(122)	$(151)	$(257)	$(14)	$(54)
Significant assumptions used to determine periodic cost:
Discount rate	2.73%-3.29%	2.77%-3.63%	3.57%-4.43%	2.69%-2.80%	3.07%-3.52%	4.05% to 4.41%
Expected long-term rate of return on plan assets	7.00%-8.45%	7.00%-8.60%	7.00% -8.65%	8.45%	8.50%	8.50%
Weighted average rate of increase for compensation	4.53%	4.23%	4.20%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	1.93%-2.15%	2.31-2.83%	2.77-3.63%	n/a	n/a	n/a
Healthcare cost trend rate(1)				6.25%	6.25%	6.50% to 6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(1)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(1)				2026-2027	2025-2026	2023-2025
(1)	Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2021	2020	2021	2020
(millions)
Dominion Energy
Net actuarial loss	$2,198	$3,207	$(166)	$120
Prior service (credit) cost	2	4	(203)	(232)
Total(1)	$2,200	$3,211	$(369)	$(112)
(1)	As of December 31, 2021, of the $2.2 billion and $(369) million related to pension benefits and other postretirement benefits, $1.7 billion and $(155) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2020, of the $3.2 billion and $(112) million related to pension benefits and other postretirement benefits, $1.9 billion and $(40) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.

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

Virginia Power—Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2019, Virginia Power made no contributions to the Dominion Energy Pension Plan. During 2020, Virginia Power made a payment to Dominion Energy for $313 million related to its participation in the Dominion Energy Pension Plan. In addition, in December 2020, Dominion Energy notified Virginia Power of a required contribution of $151 million, recorded in payables to affiliates in Virginia Power’s Consolidated Balance Sheets at December 31, 2020, which was paid in 2021. While Virginia Power has not been notified by Dominion Energy of any required contributions to be made in 2022, it anticipates that it may have to contribute approximately $175 million as a result of Dominion Energy’s contribution made in December 2021. Virginia Power’s net periodic pension cost related to this plan was $86 million, $118 million and $152 million in 2021, 2020 and 2019, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(72) million, $(58) million and $(27) million in 2021, 2020 and 2019, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

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

Virginia Power funds other postretirement benefit costs through VEBAs. During 2021, 2020 and 2019, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2022.

Defined Contribution Plans

Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2021, 2020 and 2019, Dominion Energy recognized $65 million, $67 million and $69 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2021, 2020 and 2019, Virginia Power recognized $20 million, $19 million and $20 million, respectively, as employer matching contributions to these plans.

NOTE 23. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations that the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. The Companies maintain various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the Companies’ financial position, liquidity or results of operations.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standard in June 2018 with states required to develop plans to address the new standard. Certain states in which the Companies operate have developed plans, and had such plans approved or partially approved by the EPA, which are not expected to have a material impact on the Companies’ results of operations or cash flows. However, until implementation plans for the standard are developed and approved for all states in which the Companies operate, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations and cash flows.

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

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 15 and nine facilities, respectively, that are subject to the final regulations. Dominion Energy is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to eight hydroelectric facilities, including three Virginia Power facilities. The Companies anticipate that they may have to install impingement control technologies at certain of these stations that have once-through cooling systems. The Companies are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technological, and cost benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy, including certain sites acquired in the SCANA Combination, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans associated with two sites, including one at Virginia Power, and expects to commence remediation activities in 2022 depending on receipt of final permits and approvals. For one site associated with Dominion Energy, final approval of an updated work plan was received from the Army Corps of Engineers in December 2021, resulting in an additional $11 million of reserves and corresponding regulatory assets. At December 31, 2021 and 2020, Dominion Energy had $45 million and $42 million, respectively, of reserves recorded. Dominion Energy’s reserves include charges of $14 million ($11 million after-tax) recorded in 2020, in other operations and maintenance expense in the Consolidated Statements of Income. At December 31, 2021 and 2020, Virginia Power had $25 million and $26 million, respectively, of reserves recorded. Virginia Power’s reserves include charges of $10 million ($7 million after-tax) recorded in 2020, in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at December 31, 2021 and 2020 include reserves of $274 million and $208 million, respectively, included in other current liabilities, and insurance receivables of $118 million and $8 million, respectively, included within other receivables. These balances at December 31, 2021 and 2020 include $85 million and $8 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 include charges of $100 million ($75 million after-tax), $90 million ($68 million after-tax) and $641 million ($480 million after-tax), respectively, within impairment of assets and other charges (reflected in the Corporate and Other segment. In addition, Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2020 include charges of $25 million ($25 million after-tax) within other income (expense) (reflected in the Corporate and Other segment).

Ratepayer Class Actions

In May 2018, a consolidated complaint against DESC, SCANA and the State of South Carolina was filed in the State Court of Common Pleas in Hampton County, South Carolina (the DESC Ratepayer Case). The plaintiffs alleged, among other things, that DESC was negligent and unjustly enriched, breached alleged fiduciary and contractual duties and committed fraud and misrepresentation in failing to properly manage the NND Project, and that DESC committed unfair trade practices and violated state anti-trust laws. In December 2018, the State Court of Common Pleas in Hampton County entered an order granting preliminary approval of a class action settlement. The court entered an order granting final approval of the settlement in June 2019, which became effective in July 2019. The settlement agreement, contingent upon the closing of the SCANA Combination, provided that SCANA and DESC establish an escrow account and proceeds from the escrow account would be distributed to the plaintiffs, after payment of certain taxes, attorneys' fees and other expenses and administrative costs. The escrow account would include (1) up to $2.0 billion, net of a credit of up to $2.0 billion in future electric bill relief, which would inure to the benefit of the escrow account in favor of class members over a period of time established by the South Carolina Commission in its order related to matters before the South Carolina Commission related to the NND Project, (2) a cash payment of $115 million and (3) the transfer of certain DESC-owned real estate or sales proceeds from the sale of such properties, which counsel for the plaintiffs estimated to have an aggregate value between $60 million and $85 million. At the closing of the SCANA Combination, SCANA and DESC funded the cash payment portion of the escrow account. In July 2019, DESC transferred $117 million representing the cash payment, plus accrued interest, to the plaintiffs. Through August 2020, property, plant and equipment with a net recorded value of $27 million had been transferred to the plaintiffs in coordination with the court-appointed real estate trustee to satisfy the settlement agreement. In September 2020, the court entered an order approving a final resolution of the transfer of real estate or sales proceeds with a cash contribution of $38.5 million by DESC and the conveyance of property, plant and equipment with a net recorded value of $3 million, which was completed by DESC in October 2020. In December 2021, the court approved a motion for and DESC completed the repurchase of $8 million of property, plant and equipment previously transferred to the plaintiffs.

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

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Derivative Case). In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. In August 2020, the Supreme Court of South Carolina denied the defendants’ petition seeking appellate review. Also in August 2020, the defendants filed a petition for rehearing with the South Carolina Court of Appeals relating to the July 2020 ruling by the court, which was denied in October 2020. In November 2020, SCANA filed a petition of certiorari with the Supreme Court of South Carolina seeking appellate review of the denial of SCANA’s motion to dismiss. This petition was denied in June 2021. Also in June 2021, the parties reached an agreement in principle in the amount of $33 million to resolve this matter, subject to court approval. This settlement was reached in contemplation of and will be utilized to satisfy a portion of the Federal Court Merger Case and the State Court Merger Case discussed below. In November 2021, the parties executed a settlement agreement and filed with the State Court of Common Pleas in Richland County, South Carolina for approval.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit (the Federal Court Merger Case). In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In June 2021, the parties reached an agreement in principle in the amount of $63 million to resolve this matter as well as the State Court Merger Case described below, subject to court approval. This settlement was reached in contemplation of and will be partially satisfied by the State Court Derivative Case settlement described above. In November 2021, the parties executed a settlement agreement, as described above relating to this matter as well as the State Court Derivative Case and the State Court Merger Case, and filed with the State Court of Common Pleas in Richland County, South Carolina for approval.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Merger Case). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants.  In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. In June 2021, the parties reached an agreement in principle as described above relating to this matter as well as the Federal Court Merger Case and the State Court Derivative Case. In November 2021, the parties executed a settlement agreement, as described above relating to this matter as well as the State Court Derivative Case and the Federal Court Merger Case, and filed with the State Court of Common Pleas in Richland County, South Carolina for approval.

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action.  In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017.  The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In November 2021, the U.S Court of Appeals for the Fourth Circuit affirmed the lower court ruling.

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

Based on the results of SCANA’s analysis, and in light of Santee Cooper's decision to suspend construction on the NND Project, in July 2017, SCANA determined to stop the construction of the units and to pursue recovery of costs incurred in connection with the construction under the abandonment provisions of the Base Load Review Act or through other means. This decision by SCANA became the focus of numerous legislative, regulatory and legal proceedings. Some of these proceedings are described above.

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

Westinghouse’s reorganization plan was confirmed by the U.S. Bankruptcy Court for the Southern District of New York and became effective in August 2018. In connection with the effectiveness of the reorganization plan, the contract associated with the NND Project was deemed rejected. DESC contested approximately $285 million of filed liens in Fairfield County, South Carolina. Most of these asserted liens were claims that relate to work performed by Westinghouse subcontractors before the Westinghouse bankruptcy, although some of them were claims arising from work performed after the Westinghouse bankruptcy.

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

Further, some Westinghouse subcontractors that made claims against Westinghouse in the bankruptcy proceeding also filed claims against DESC and Santee Cooper in South Carolina state court for damages. Many of these claimants asserted construction liens against the NND Project site. In December 2021, settlements were reached to resolve all remaining claims made by Westinghouse subcontractors. All amounts for which Dominion Energy was ultimately responsible were funded utilizing, and did not exceed, the portion of the Toshiba Settlement allocated for such balances within the SCANA Merger Approval Order recorded in regulatory liabilities on Dominion Energy’s Consolidated Balance Sheets.

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2021 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1 and Kewaunee, as those units are in a decommissioning state, was $3.2 billion and $1.9 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2021 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2021 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. In addition, Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Summer unit, particularly when combined with future ratepayer collections and contributions. The Companies believe the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.5 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the first quarter of 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.8 billion to $13.7 billion. During the second quarter of 2021, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program decreased from $13.7 billion to $13.5 billion. These decreases do not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. The Companies have purchased $450 million of coverage from commercial insurance pools for Millstone, Summer, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $138 million for each of their licensed reactors not to exceed $21 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The NRC granted an exemption in March 2015 to remove Kewaunee from the Secondary Financial Protection program. This same exemption permitted Dominion Energy to reduce Kewaunee’s required level of liability coverage to $100 million. This reduction was implemented in January 2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. The current levels of nuclear property insurance coverage for the Companies’ nuclear units are as follows:

Coverage
(billions)
Dominion Energy
Millstone	$1.06
Kewaunee	0.05
Summer	2.75
Virginia Power
Surry	$1.06
North Anna	1.06

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna meets or exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. In March 2015, the NRC granted an exemption which allowed Kewaunee to reduce its property insurance limit to $50 million. This reduction was implemented in January

2018, following the removal and storage of the spent nuclear fuel from the spent fuel pool. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power's maximum retrospective premium assessment for the current policy period is $76 million and $35 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's share of the retrospective premium assessment would not exceed $2 million.

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

In June 2018, a lawsuit for Kewaunee was filed in the U.S. Court of Federal Claims for recovery of spent nuclear fuel storage costs incurred after 2013. In March 2019, Dominion Energy amended its filing for recovery of spent nuclear fuel storage to include costs incurred for the year ended December 31, 2018. In January 2022, a settlement agreement was entered into for $48 million. Dominion Energy received the settlement funds in February 2022.

In 2021, Virginia Power received payments of $25 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2019 through December 31, 2019. In addition, Dominion Energy received payments of $9 million for resolution of claims incurred at Millstone for the period of July 1, 2019 through June 30, 2020 and $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2020 through December 31, 2020.

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

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $52 million and $46 million at

December 31, 2021 and 2020, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $39 million and $35 million at December 31, 2021 and 2020, respectively.

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Long-Term Purchase Agreements

At December 31, 2021, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2022	2023	2024	2025	2026	Thereafter	Total
(millions)
Purchased electric capacity(1)	$66	$66	$66	$65	$68	$681	$1,012
(1)

Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $59 million and $52 million for the years ended December 31, 2021 and 2020, respectively.

Guarantees, Surety Bonds and Letters of Credit

Upon the closing of the GT&S Transaction, Dominion Energy retained its four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded. In addition, at December 31, 2021, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At December 31, 2021, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,077
Nuclear obligations(2)	243
Solar(3)	321
Other(4)	1,282
Total(5)	$3,923
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

(4)

Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Also includes guarantees entered into by Dominion Energy RNG Holdings, II, Inc. on behalf of a subsidiary to facilitate construction of renewable natural gas facilities. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.

(5)	Excludes Dominion Energy’s guarantees for the new corporate office property and an offshore wind installation vessel discussed in Note 15.

Additionally, at December 31, 2021, Dominion Energy had purchased $217 million of surety bonds, including $154 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $131 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2021, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

In 2020, Dominion Energy made unconditional promises to several charitable organizations, including to support its commitment to diversity and social justice through scholarship programs and donations to historically black colleges and universities. As a result, Dominion Energy recorded charges totaling $80 million in other income in its Consolidated Statements of Income for the year ended December 31, 2020. These commitments are to be funded at various intervals through 2028. Dominion Energy’s Consolidated Balance Sheets include $43 million and $73 million in other deferred credits and other liabilities at December 31, 2021 and 2020, respectively and $26 million in other current liabilities at December 31, 2021.

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

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2021, Dominion Energy’s credit exposure totaled $152 million. Of this amount, investment grade counterparties, including those internally rated, represented 85%, and no single counterparty, whether investment grade or non-investment grade, exceeded $45 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2021, Virginia Power’s credit exposure totaled $16 million. Of this amount, investment grade counterparties, including those internally rated, represented 47%, and no single counterparty exceeded $4 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, as of December 31, 2021 and 2020 Dominion Energy would have been required to post $31 million and $14 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $66 million and $1 million of collateral at December 31, 2021 and 2020, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2021 and 2020 was $97 million and $15 million, respectively, which does not include the impact of any offsetting asset positions.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2021 and 2020, Virginia Power would have been required to post an additional $22 million and $2 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset position and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. Virginia Power had posted $54 million of collateral at December 31, 2021 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. No such amounts were posted at December 31, 2020. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $76 million and $2 million at December 31, 2021 and December 31, 2020, respectively, which does not include the impact of any offsetting asset positions.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 20 for more information. At December 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $29 million and $6 million, respectively. At December 31, 2020, Virginia Power’s derivative assets and liabilities with affiliates were $3 million and $22 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2021 and 2020, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $522 million and $436 million, respectively. At December 31, 2021 and 2020, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $431 million and $354 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2021	2020	2019
(millions)
Commodity purchases from affiliates	$742	$569	$690
Services provided by affiliates(1)	494	455	503
Services provided to affiliates	18	18	24
(1)	Includes capitalized expenditures of $161 million, $141 million and $133 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $699 million and $380 million in short-term demand note borrowings from Dominion Energy as of December 31, 2021 and 2020, respectively. The weighted-average interest rate of these borrowings was 0.26% and 0.30% at December 31, 2021 and 2020, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2021 and 2020. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the years ended December 31, 2021, 2020 and 2019.

There were no issuances of Virginia Power’s common stock to Dominion Energy in 2021, 2020 or 2019.

NOTE 26. OPERATING SEGMENTS

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Gas Distribution	Regulated gas distribution and storage(2)	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Assets	Nonregulated electric generation fleet(3)	X
	Noncontrolling interest in Cove Point	X

(1)    Includes Virginia Power’s non-jurisdictional generation operations.

(2)   Includes renewable natural gas operations as well as Wexpro’s natural gas development and production operations.

(3)    Includes solar generation facility development operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service companies and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations (prior to December 1, 2021), including Dominion Energy’s noncontrolling interest in Wrangler. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, as well as the net impact of the gas transmission and storage operations held in discontinued operations which are discussed in Note 3.

In 2021, Dominion Energy reported after-tax net expenses of $99 million in the Corporate and Other segment, including $97 million of after-tax net benefit for specific items with $493 million of after tax-net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•	A $347 million ($261 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case, attributable to Dominion Energy South Carolina;
•	A $211 million ($161 million after-tax) net loss on the sale of non-wholly-owned nonregulated solar facilities, attributable to Contracted Assets;
•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction at Virginia Power, attributable to Dominion Energy Virginia;
•	A $125 million ($93 million after-tax) net charge associated with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
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
•

A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia; and

•

A $44 million ($35 million after-tax) charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee, attributable to Contracted Assets; partially offset by

•	A $568 million ($445 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•	Contracted Assets ($390 million after-tax); and
•	Dominion Energy Virginia ($55 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA, attributable to Dominion Energy Virginia.

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

The following table presents segment information pertaining to Dominion Energy’s operations:

Year Ended December 31,	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2021
Total revenue from external customers	$8,012	$2,660	$2,968	$1,018	$(759)	$60	$13,959
Intersegment revenue	(13)	5	7	67	943	(1,004)	5
Total operating revenue	7,999	2,665	2,975	1,085	184	(944)	13,964
Depreciation, depletion and amortization	1,299	380	486	162	151	—	2,478
Equity in earnings of equity method investees	—	—	(3)	259	20	—	276
Interest income	13	6	10	81	17	(26)	101
Interest and related charges	537	86	206	52	499	(26)	1,354
Income tax expense (benefit)	462	116	125	112	(390)	—	425
Net income from discontinued operations	—	—	—	—	641	—	641
Net income (loss) attributable to Dominion Energy	1,919	600	437	431	(99)	—	3,288
Investment in equity method investees(1)	—	106	—	2,738	88	—	2,932
Capital expenditures	3,762	1,252	694	277	76	—	6,061
Total assets (billions)	50.3	18.5	16.4	12.3	7.1	(5.0)	99.6
2020
Total revenue from external customers	$7,802	$2,345	$2,782	$1,020	$200	$48	$14,197
Intersegment revenue	(15)	10	5	51	963	(1,039)	(25)
Total operating revenue	7,787	2,355	2,787	1,071	1,163	(991)	14,172
Depreciation, depletion and amortization	1,247	344	474	182	85	—	2,332
Equity in earnings of equity method investees	—	—	(1)	35	6	—	40
Interest income	13	6	12	91	73	(88)	107
Interest and related charges	527	76	219	75	568	(88)	1,377
Income tax expense (benefit)	496	121	107	(16)	(625)	—	83
Net income (loss) from discontinued operations	—	—	—	167	(2,045)	—	(1,878)
Net income (loss) attributable to Dominion Energy	1,891	560	419	402	(3,673)	—	(401)
Investment in equity method investees(1)	—	55	—	2,784	95	—	2,934
Capital expenditures	3,406	1,151	700	649	425	—	6,331
Total assets (billions)	46.0	17.1	16.0	13.1	8.6	(4.9)	95.9
2019
Total revenue from external customers	$8,170	$2,367	$2,948	$1,083	$(239)	$79	$14,408
Intersegment revenue	(13)	18	4	73	1,071	(1,160)	(7)
Total operating revenue	8,157	2,385	2,952	1,156	832	(1,081)	14,401
Depreciation, depletion and amortization	1,216	335	452	180	100	—	2,283
Equity in earnings of equity method investees	—	2	(4)	(1)	11	—	8
Interest income	11	4	9	97	112	(136)	97
Interest and related charges	530	116	242	98	636	(136)	1,486
Income tax expense (benefit)	482	114	163	20	(570)	—	209
Net income from discontinued operations	—	—	—	183	533	—	716
Net income (loss) attributable to Dominion Energy	1,786	487	430	460	(1,805)	—	1,358
Capital expenditures	3,002	853	562	367	537	—	5,321
(1)	Excludes liability to Atlantic Coast Pipeline.

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

In 2021, Virginia Power reported after-tax net expenses of $202 million in the Corporate and Other segment, including $202 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $125 million ($93 million after-tax) net charge associated with the settlement of the 2021 Triennial Review;
•	A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process;
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in its service territory; and
•	A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA.

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

The net expenses for specific items attributable to its operating segment in 2019 primarily related to the impact of the following items:

•	A $346 million ($257 million after-tax) charge related to the early retirement of certain electric generation facilities;
•	A $198 million ($146 million after-tax) charge related to a voluntary retirement program;
•	A $160 million ($119 million after-tax) charge related to the planned early retirement of certain automated meter reading infrastructure;
•	A $135 million ($100 million after-tax) charge related to a contract termination with a non-utility generator; and
•	A $62 million ($46 million after-tax) charge related to the abandonment of a project at an electric generating facility; partially offset by
•	A $113 million ($84 million after-tax) benefit from the revision of future ash pond and landfill closure costs as a result of Virginia legislation enacted in March 2019.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2021
Operating revenue	$7,976	$(506)	$7,470
Depreciation and amortization	1,296	68	1,364
Interest income	11	—	11
Interest expense (benefit) and related charges	535	(1)	534
Income tax expense (benefit)	467	(70)	397
Net income (loss)	1,914	(202)	1,712
Capital expenditures	3,756	—	3,756
Total assets (billions)	47.9	—	47.9
2020
Operating revenue	$7,763	$—	$7,763
Depreciation and amortization	1,245	7	1,252
Interest income	11	—	11
Interest expense (benefit) and related charges	524	(8)	516
Income tax expense (benefit)	500	(271)	229
Net income (loss)	1,884	(863)	1,021
Capital expenditures	3,372	—	3,372
Total assets (billions)	43.7	—	43.7
2019
Operating revenue	$8,137	$(29)	$8,108
Depreciation and amortization	1,215	8	1,223
Interest income	11	—	11
Interest expense (benefit) and related charges	529	(5)	524
Income tax expense (benefit)	481	(217)	264
Net income (loss)	1,783	(634)	1,149
Capital expenditures	2,981	—	2,981

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2021 Annual Report to contain a management's report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2021, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2021.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting at December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2021, of Dominion Energy and our report dated February 24, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2022

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power's 2021 Annual Report to contain a management's report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2021, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power's internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2021.

This annual report does not include an attestation report of Virginia Power's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by Virginia Power's independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 24, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Item 1—Election of Directors, Corporate Governance—The Committees of the Board and Corporate Governance—Other Governance Policies and Practices—Code of Ethics and Business Conduct in the Dominion Energy 2022 Proxy Statement.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Executive Compensation, Compensation of Non-Employee Directors and Corporate Governance—The Committees of the Board—Compensation Committee Interlocks and Insider Participation in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Security Ownership of Certain Beneficial Owners and Management and Executive Compensation—Equity Compensation Plans in the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Corporate Governance—Other Governance Policies and Practices —Certain Relationships and Related Party Transactions and Corporate Governance —Director Independence in the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Audit-Related Matters—Auditor Fees and Pre-Approval Policy in the 2022 Proxy Statement.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2021 and 2020.

Type of Fees	2021	2020
(millions)
Virginia Power
Audit fees	$2.37	$2.30
Audit-related fees	—	—
Tax fees	0.04	—
All other fees	—	—
Total Fees	$2.41	$2.30

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

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2021 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2022 inclusive of Virginia Power. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 80.

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

X
3.1.a	Dominion Energy, Inc. Articles of Incorporation, as amended, effective December 9, 2021 (Exhibit 3.1, Form 8-K filed December 9, 2021, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 5, 2021 (Exhibit 3.1, Form 8-K filed May 6, 2021, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

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

4.4

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November  1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337).

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

X

4.11	Registration Rights Agreement, dated August 6, 2021, by and between Dominion Energy, Inc. and South Carolina Department of Revenue (Exhibit 4.1, Form 10-Q filed August 6, 2021, File No. 1-8489).	X

4.12

Registration Rights Agreement, date December 1, 2021, by and between Dominion Energy, Inc. and Gallagher Fiduciary Advisors, LLC on behalf of the Dominion Energy, Inc. Defined Benefit Master Trust (Exhibit 4.2, Form 8-K filed December 9, 2021, File No. 1-8489).

X

4.13	Description of Dominion Energy, Inc.’s Common Stock (filed herewith).	X

4.14	Description of Dominion Energy, Inc.’s 2019 Series A Corporate Units (Exhibit 4.18, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).	X

4.15	Description of Virginia Electric and Power Company’s Common Stock (Exhibit 4.19, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).		X

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power

10.3

$1,265,341,250 364-Day Term Loan Credit Agreement, dated as of July 14, 2021, by and Dominion Energy, Inc., as Borrower, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC, as Sole Leader Arranger and Sole Bookrunner, and the other lenders from time to time parties thereto (Exhibit 10.1, Form 8-K filed July 14, 2021, File No. 1-8489).

X

10.4

DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).

X

10.5

DES Services Agreement, dated January 1, 2021, between Dominion Energy Services, Inc. and Virginia Electric and Power Company (Exhibit 10.3, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

X

10.6	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

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

10.8*

Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc., amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489), as amended, March 31, 2006 (Exhibit 10.1, Form 8-K filed April 4, 2006, File No. 1-8489).

X

10.9*

Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. dated January 24, 2013 (effective for certain officers elected subsequent to February 1, 2013) (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2013 filed February 28, 2014, File No. 1-8489 and File No. 1-2255).

X

10.10*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 31, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.11*

Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), as amended effective October 1, 2019 (Exhibit 10.1, Form 8-K filed October 2, 2019, File No. 1-8489), as amended December 11, 2020 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

X

10.12*

Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489, as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), File No. 1-8489).

X

10.13*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 15, 2021 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.14*

Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).

X

10.15*

Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).

X

10.16*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X

10.17*

Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell, II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).

X

10.18*	2021 Restricted Stock Award Agreement for Thomas F. Farrell, II (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).	X

10.19*	2021 Performance Grant Plan for Thomas F. Farrell, II (Exhibit 10.30, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).	X

10.20*

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (Exhibit 10.1, Form 10-Q filed November 5, 2021, File No. 1-8489).

X

10.21*

2020 Performance Grant Plan under the 2020 Long-Term Incentive Program approved January 23, 2020 (Exhibit 10.33, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).

X

10.22*

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

X

10.24*	Restricted Stock Award Agreement for Diane Leopold (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2020 filed November 6, 2020, File No. 1-8489).	X

10.25*

2021 Performance Grant Plan under the 2021 Long-Term Incentive Program approved January 21, 2021 (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

X

10.26*

Form of 2021 Goal-Based Stock Award Agreement under the 2021 Long-Term Incentive Program approved January 21, 2021 (Exhibit 10.27, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

X

10.27*

Form of Restricted Stock Agreement under the 2021 Long-Term Incentive Program approved January 21, 2021 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

X

10.28*	2022 Performance Grant Plan under the 2022 Long-Term Incentive Program approved January 27, 2022 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power

10.29*	Form of 2022 Goal-Based Stock Award Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (filed herewith).	X

10.30*	Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (filed herewith).	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

X

101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

*Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Signatures

DOMINION ENERGY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION ENERGY, INC.

By:	/s/ Robert M. Blue
(Robert M. Blue, President and Chief Executive Officer)

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2022.

Signature	Title

/s/ Robert M. Blue Robert M. Blue	Chair of the Board of Directors, President and Chief Executive Officer

/s/ James A. Bennett James A. Bennett	Director

/s/ Helen E. Dragas Helen E. Dragas	Director

/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Director
/s/ D. Maybank Hagood	Director
D. Maybank Hagood
/s/ Ronald W. Jibson Ronald W. Jibson	Director

/s/ Mark J. Kington Mark J. Kington	Director

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ Pamela J. Royal Pamela J. Royal	Director

/s/ Robert H. Spilman, Jr. Robert H. Spilman, Jr.	Director

/s/ Susan N. Story Susan N. Story	Director

/s/ Michael E. Szymanczyk Michael E. Szymanczyk	Director

/s/ James R. Chapman James R. Chapman	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer

Virginia Power

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ Robert M. Blue
(Robert M. Blue, Chief Executive Officer)

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2022.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Diane Leopold Diane Leopold	Director

/s/ James R. Chapman James R. Chapman	Executive Vice President, Chief Financial Officer and Treasurer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer