Form 10-Q
period 2022-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2022-05-05
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At April 28, 2022, the latest practicable date for determination, Dominion Energy, Inc. had 811,270,354 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

CVOW Pilot Project	A 12 MW wind generation facility 27 miles off the coast of Virginia Beach, Virginia in federal waters
CWA	Clean Water Act
DEQPS	MountainWest Pipeline Services, Inc. (formerly known as Dominion Energy Questar Pipeline Services, Inc.)
DES	Dominion Energy Services, Inc.
DESC

The legal entity, Dominion Energy South Carolina, Inc., one or more of its consolidated entities or operating segment, or the entirety of Dominion Energy South Carolina, Inc. and its consolidated entities

DGI	Dominion Generation, Inc.
DOE	U.S. Department of Energy
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Questar Pipeline

The legal entity, MountainWest Pipeline, LLC (formerly known as Dominion Energy Questar Pipeline, LLC), one or more of its consolidated subsidiaries (including its 50% noncontrolling interest in White River Hub), or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

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
Q-Pipe Group

Collectively, Dominion Energy Questar Pipeline, DEQPS and MountainWest Energy Holding Company, LLC (formerly known as QPC Holding Company, LLC and its subsidiary MountainWest Southern Trails Pipeline Company (formerly known as Questar Southern Trails Pipeline Company))

Q-Pipe Transaction

A previously proposed sale by Dominion Energy to Berkshire Hathaway Energy Company of the Q-Pipe Group pursuant to a purchase and sale agreement entered into on October 5, 2020 and terminated on July 9, 2021

Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
RGGI	Regional Greenhouse Gas Initiative
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
Rider CE	A rate adjustment clause associated with the recovery of costs related to certain renewable generation facilities in Virginia

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
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

West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
White River Hub	MountainWest White River Hub, LLC (formerly known as White River Hub, LLC)
Wisconsin Commission	Public Service Commission of Wisconsin
WP&L	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation, a subsidiary of WEC Energy Group
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy (through March 2022) and Interstate Gas Supply, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
(millions, except per share amounts)
Operating Revenue	$4,279	$3,870
Operating Expenses
Electric fuel and other energy-related purchases	678	550
Purchased electric capacity	13	11
Purchased gas	645	484
Other operations and maintenance	1,026	987
Depreciation, depletion and amortization	698	608
Other taxes	253	257
Impairment of assets and other charges (benefits)	(10)	95
Total operating expenses	3,303	2,992
Income from operations	976	878
Earnings from equity method investees	80	80
Other income	46	287
Interest and related charges	174	53
Income from continuing operations including noncontrolling interests before income tax expense	928	1,192
Income tax expense	236	212
Net Income From Continuing Operations	692	980
Net Income From Discontinued Operations(1)	19	28
Net Income Including Noncontrolling Interests	711	1,008
Noncontrolling Interests	—	—
Net Income Attributable to Dominion Energy	$711	$1,008
Amounts attributable to Dominion Energy
Net income from continuing operations	$692	$980
Net income from discontinued operations	19	28
Net income attributable to Dominion Energy	$711	$1,008
EPS - Basic
Net income from continuing operations	$0.82	$1.19
Net income from discontinued operations	0.02	0.04
Net income attributable to Dominion Energy	$0.84	$1.23
EPS - Diluted
Net income from continuing operations	$0.81	$1.19
Net income from discontinued operations	0.02	0.04
Net income attributable to Dominion Energy	$0.83	$1.23

(1)	Includes income tax expense of $6 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
(millions)
Net income including noncontrolling interests	$711	$1,008
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	25	39
Changes in unrealized net gains (losses) on investment securities(2)	(62)	(31)
Changes in net unrecognized pension and other postretirement benefit costs(3)	28	6
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	10	13
Net realized (gains) losses on investment securities(5)	3	1
Net pension and other postretirement benefit costs(6)	17	18
Changes in other comprehensive income from equity method investees(7)	1	—
Total other comprehensive income	22	46
Comprehensive income including noncontrolling interests	733	1,054
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Dominion Energy	$733	$1,054

(1)	Net of $(8) million and $(13) million tax for the three months ended March 31, 2022 and 2021, respectively.
(2)	Net of $19 million and $10 million tax for the three months ended March 31, 2022 and 2021, respectively.
(3)	Net of $(10) million and $(4) million tax for the three months ended March 31, 2022 and 2021, respectively.
(4)	Net of $(4) million and $(4) million tax for the three months ended March 31, 2022 and 2021, respectively.
(5)	Net of $(1) million and $— tax for the three months ended March 31, 2022 and 2021, respectively.
(6)	Net of $(6) and $(7) tax for the three months ended March 31, 2022 and 2021, respectively.
(7)	Net of $— and $— million tax for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$444	$283
Customer receivables (less allowance for doubtful accounts of $39 and $40)	2,164	2,219
Other receivables (less allowance for doubtful accounts of $4 at both dates)	341	349
Inventories	1,512	1,631
Regulatory assets	1,477	1,492
Other	1,476	1,270
Current assets held for sale	969	25
Total current assets	8,383	7,269
Investments
Nuclear decommissioning trust funds	7,614	7,950
Investment in equity method affiliates	2,937	2,932
Other	393	394
Total investments	10,944	11,276
Property, Plant and Equipment
Property, plant and equipment	87,107	86,503
Accumulated depreciation, depletion and amortization	(26,986)	(26,729)
Total property, plant and equipment, net	60,121	59,774
Deferred Charges and Other Assets
Goodwill	7,297	7,405
Regulatory assets	8,658	8,643
Other	5,449	5,223
Total deferred charges and other assets	21,404	21,271
Total assets	$100,852	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2022	December 31, 2021(1)
(millions)
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$2,550	$841
Short-term debt	2,548	2,314
Accounts payable	1,090	1,197
Accrued interest, payroll and taxes	968	1,169
Derivative liabilities	727	359
Regulatory liabilities	830	986
Other(2)	1,651	1,807
Current liabilities held for sale	217	—
Total current liabilities	10,581	8,673
Long-Term Debt
Long-term debt	34,428	35,190
Junior subordinated notes	1,386	1,386
Other	845	850
Total long-term debt	36,659	37,426
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,885	6,658
Regulatory liabilities	10,436	10,713
Other	7,161	7,202
Total deferred credits and other liabilities	24,482	24,573
Total liabilities	71,722	70,672
Commitments and Contingencies (see Note 17)
Mezzanine Equity
Preferred stock (see Note 16)	1,610	1,610
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	21,657	21,610
Retained earnings	5,516	5,373
Accumulated other comprehensive loss	(1,436)	(1,458)
Shareholders' equity	27,520	27,308
Total liabilities, mezzanine equity and shareholders' equity	$100,852	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 811 million and 810 million shares outstanding at March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,008		1,008	—	1,008
Issuance of stock			—	48			48		48
Stock awards (net of change in unearned compensation)				4			4		4
Preferred stock dividends (see Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per common share) and distributions					(508)		(508)	(6)	(514)
Other comprehensive income, net of tax						46	46		46
Other							—	1	1
March 31, 2021	2	$2,387	806	$21,310	$4,673	$(1,671)	$26,699	$339	$27,038

December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					711		711		711
Issuance of stock			1	45			45		45
Stock awards (net of change in unearned compensation)				2			2		2
Preferred stock dividends (see Note 16)					(27)		(27)		(27)
Common stock dividends ($0.6675 per share) and distributions					(541)		(541)		(541)
Other comprehensive income, net of tax						22	22		22
March 31, 2022	2	$1,783	811	$21,657	$5,516	$(1,436)	$27,520	$—	$27,520

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2022	2021
(millions)
Operating Activities
Net income including noncontrolling interests	$711	$1,008
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	773	685
Deferred income taxes and investment tax credits	246	216
Impairment of assets and other charges (benefits)	(13)	95
Gains on sales of assets and equity method investments	(34)	—
Net (gains) losses on nuclear decommissioning trust funds and other investments	113	(152)
Other adjustments	(72)	153
Changes in:
Accounts receivable	28	185
Inventories	80	73
Deferred fuel and purchased gas costs, net	(256)	(149)
Prepayments	21	24
Accounts payable	52	21
Accrued interest, payroll and taxes	(192)	(177)
Customer deposits	(1)	(9)
Margin deposit assets and liabilities	(52)	(60)
Net realized and unrealized changes related to derivative activities	29	(218)
Pension and other postretirement benefits	(117)	(44)
Other operating assets and liabilities	(191)	(199)
Net cash provided by operating activities	1,125	1,452
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,622)	(1,328)
Acquisition of solar development projects	(37)	(23)
Proceeds from sales of securities	814	1,765
Purchases of securities	(824)	(1,765)
Proceeds from sale of assets and equity method investments	146	—
Contributions to equity method affiliates	(15)	(977)
Other	(36)	20
Net cash used in investing activities	(1,574)	(2,308)
Financing Activities
Issuance of short-term debt, net	234	1,921
Repayment of supplemental 364-day credit facility borrowings	—	(225)
Issuance of long-term debt	1,000	150
Repayment of long-term debt	(39)	(161)
Issuance of common stock	45	48
Common dividend payments	(541)	(508)
Other	(64)	(54)
Net cash provided by financing activities	635	1,171
Increase in cash, restricted cash and equivalents	186	315
Cash, restricted cash and equivalents at beginning of period	408	247
Cash, restricted cash and equivalents at end of period	$594	$562

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
(millions)
Operating Revenue(1)	$2,167	$1,830
Operating Expenses
Electric fuel and other energy-related purchases(1)	516	406
Purchased (excess) electric capacity	11	(3)
Other operations and maintenance:
Affiliated suppliers	91	87
Other	479	426
Depreciation and amortization	429	324
Other taxes	75	93
Impairment of assets and other charges (benefit)	4	(51)
Total operating expenses	1,605	1,282
Income from operations	562	548
Other income	4	32
Interest and related charges(1)	148	136
Income before income tax expense	418	444
Income tax expense	61	70
Net Income	$357	$374

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
(millions)
Net income	$357	$374
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	19	32
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(7)	(5)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	1	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	(1)	1
Total other comprehensive income	12	29
Comprehensive income	$369	$403

(1)	Net of ($7) million and $(11) million tax for the three months ended March 31, 2022 and 2021, respectively.
(2)	Net of $2 million and $— tax for the three months ended March 31, 2022 and 2021, respectively.
(3)	Net of $— and $— tax for the three months ended March 31, 2022 and 2021, respectively.
(4)	Net of $— and $— tax for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$36	$26
Customer receivables (less allowance for doubtful accounts of $28 at both dates)	1,120	1,172
Other receivables (less allowance for doubtful accounts of $2 at both dates)	83	112
Affiliated receivables	98	37
Inventories (average cost method)	837	871
Margin deposit assets	292	167
Regulatory assets	952	850
Other(2)	238	115
Total current assets	3,656	3,350
Investments
Nuclear decommissioning trust funds	3,577	3,734
Other	3	3
Total investments	3,580	3,737
Property, Plant and Equipment
Property, plant and equipment	50,725	49,890
Accumulated depreciation and amortization	(15,472)	(15,234)
Total property, plant and equipment, net	35,253	34,656
Deferred Charges and Other Assets
Regulatory assets	4,141	4,130
Other(2)	2,160	2,059
Total deferred charges and other assets	6,301	6,189
Total assets	$48,790	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2022	December 31, 2021(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,013	$313
Short-term debt	686	745
Accounts payable	423	402
Payables to affiliates	190	121
Affiliated current borrowings	235	699
Accrued interest, payroll and taxes	331	274
Regulatory liabilities	460	647
Derivative liabilities(2)	241	134
Other	770	758
Total current liabilities	4,349	4,093
Long-Term Debt
Long-term debt	13,733	13,453
Other	504	503
Total long-term debt	14,237	13,956
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,323	3,183
Asset retirement obligations	3,728	3,732
Regulatory liabilities	5,603	5,740
Other(2)	1,202	1,248
Total deferred credits and other liabilities	13,856	13,903
Total liabilities	32,442	31,952
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	9,526	9,170
Accumulated other comprehensive loss	(29)	(41)
Total common shareholder’s equity	16,348	15,980
Total liabilities and shareholder’s equity	$48,790	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2022 and December 31, 2021.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				374		374
Dividends				(150)		(150)
Other comprehensive income, net of tax					29	29
Other				1		1
March 31, 2021	275	$5,738	$1,113	$7,983	$(23)	$14,811

December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				357		357
Other comprehensive income, net of tax					12	12
Other				(1)		(1)
March 31, 2022	275	$5,738	$1,113	$9,526	$(29)	$16,348

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2022	2021
(millions)
Operating Activities
Net income	$357	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	425	365
Deferred income taxes and investment tax credits	105	87
Impairment of assets and other charges (benefit)	—	(51)
Other adjustments	3	115
Changes in:
Accounts receivable	76	173
Affiliated receivables and payables	9	(144)
Inventories	34	21
Prepayments	3	(4)
Deferred fuel expenses, net	(297)	(159)
Accounts payable	90	—
Accrued interest, payroll and taxes	57	54
Margin deposit assets and liabilities	(125)	2
Other operating assets and liabilities	(52)	(49)
Net cash provided by operating activities	685	784
Investing Activities
Plant construction and other property additions	(1,037)	(766)
Purchases of nuclear fuel	(27)	(46)
Acquisition of solar development projects	(37)	(10)
Proceeds from sales of securities	392	789
Purchases of securities	(415)	(791)
Other	(5)	41
Net cash used in investing activities	(1,129)	(783)
Financing Activities
Issuance (repayment) of short-term debt, net	(59)	375
Repayment of affiliated current borrowings, net	(464)	(203)
Issuance of long-term debt, net	1,000	—
Common dividend payments to parent	—	(150)
Other	(23)	(2)
Net cash provided by financing activities	454	20
Increase in cash, restricted cash and equivalents	10	21
Cash, restricted cash and equivalents at beginning of period	26	35
Cash, restricted cash and equivalents at end of period	$36	$56

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and a noncontrolling interest in Cove Point.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2022 and their results of operations, changes in equity and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The Companies’ accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. Clearway’s ownership interest in Four Brothers and Three Cedars (through December 2021) and Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects (through December 2021) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in the Companies’ 2021 Consolidated Financial Statements and Notes have been reclassified to conform to the 2022 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in the second quarter of 2021, the Companies updated their Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information has been conformed to this presentation, which does not result in a change to net cash provided by operating activities.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2022	March 31, 2021	December 31, 2021	December 31, 2020
(millions)
Dominion Energy
Cash and cash equivalents(1)	$446	$491	$283	$179
Restricted cash and equivalents(2)(3)	148	71	125	68
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$594	$562	$408	$247
Virginia Power
Cash and cash equivalents	$36	$56	$26	$35
Restricted cash and equivalents(3)	—	—	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$36	$56	$26	$35

(1)

At March 31, 2022, March 31, 2021 and December 31, 2020, Dominion Energy had $2 million, $14 million and $7 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2021.

(2)

At March 31, 2021 and December 31, 2020, Dominion Energy had $3 million of restricted cash and equivalents included in current assets held for sale. No amounts were included in current assets held for sale at March 31, 2022 and December 31, 2021.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Three Months Ended March 31,
	2022	2021
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$425	$341
Leases(1)	24	9
(1)	Includes $6 million and $2 million of financing leases at March 31, 2022 and 2021, respectively, and $18 million and $7 million of operating leases at March 31, 2022 and 2021, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Three Months Ended March 31,
	2022	2021
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$252	$262
Leases(1)	21	1
(1)	Includes $4 million and $1 million of financing leases at March 31, 2022 and 2021, respectively, and $17 million of operating leases at March 31, 2022.

Property, Plant and Equipment

In the first quarter of 2022, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. The change resulted in a decrease in depreciation expense in Virginia Power’s Consolidated Statements of Income of $15 million ($11 million after-tax) and an increase in Dominion Energy’s EPS of $0.01 for the three months ended March 31, 2022. The revision is expected to decrease Virginia Power’s annual depreciation expense by approximately $60 million ($45 million after-tax) and increase Dominion Energy’s EPS by approximately $0.05.

Note 3. Acquisitions and Dispositions

Disposition of Gas Transmission & Storage Operations

In December 2021, Dominion Energy completed the sale of the Q-Pipe Group to Southwest Gas, as discussed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  In the first quarter of 2022, Dominion Energy recognized a gain of $27 million ($20 million after-tax) in discontinued operations in its Consolidated Statements of Income associated with finalization of working capital adjustments.

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed businesses for up to 12 months after closing, subject to extension. Dominion Energy recorded $1 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the three months ended March 31, 2022.

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

Three Months Ended March 31, 2021
Q-Pipe Group
(millions)
Operating revenue	$67
Operating expense	19
Interest and related charges	5
Income before income taxes	43
Income tax expense	8
Net income attributable to Dominion Energy	$35

Capital expenditures and significant noncash items relating to the Q-Pipe Group included the following:

Three Months Ended March 31, 2021
(millions)
Capital expenditures	$3
Significant noncash items:
Accrued capital expenditures	2

Sale of Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million of cash consideration, subject to customary closing adjustments. The sale will be treated as a stock sale for tax purposes and is expected to close by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the West Virginia Commission, and other customary closing and regulatory conditions. In March 2022, the waiting period under the Hart-Scott-Rodino Act expired. Also in March 2022, Dominion Energy filed for review and approval with the West Virginia Commission.

In the first quarter of 2022, Dominion Energy recorded a charge of $87 million in income tax expense in its Consolidated Statements of Income to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale.  See Note 5 for additional information. Following closing of the sale, Dominion Energy expects to recognize a pre-tax gain of approximately $60 million, subject to customary closing adjustments, (net of $108 million write-off of goodwill which is not deductible for tax purposes) and an after-tax loss of approximately $40 million.

At March 31, 2022, the assets and liabilities of Hope, included in Gas Distribution, are classified as held for sale and reflected in current assets held for sale and current liabilities held for sale, respectively, in Dominion Energy’s Consolidated Balance Sheets. The carrying amounts of major classes of assets and liabilities classified as held for sale in Dominion Energy’s Consolidated Balance Sheets are as follows:

March 31, 2022
(millions)
Current assets	$58
Property, plant and equipment, net	481
Other deferred charges and other assets, including goodwill(1) and intangible assets	305
Current liabilities	39
Long-term debt	2
Deferred credits and other liabilities	174
(1)	Includes goodwill of $108 million.

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

In May 2021, Dominion Energy and EnergySolutions submitted a license transfer application to the NRC. Also in May 2021, Dominion Energy submitted an application to the Wisconsin Commission for approval. In July 2021, WPSC and WP&L submitted a joint request to the Wisconsin Commission for the waiver of both of their rights of first refusal to purchase Kewaunee, such rights having been granted as the former owners of Kewaunee. In March 2022, the NRC approved the requested license transfer. At March 31, 2022, Dominion Energy determined that the assets and liabilities associated with the Kewaunee sale, included in Contracted Assets, did not meet the criteria to be classified as held for sale due to the significant uncertainty surrounding the timing of or ability to obtain approval by the Wisconsin Commission.

Dominion Energy expects to record a loss if and when it determines that criteria for the classification as held for sale have been met. If such classification had been made at March 31, 2022, Dominion Energy would have recognized a loss of approximately $660 million ($520 million after-tax). If the sale is ultimately completed, the final net loss will primarily depend on the value of the nuclear decommissioning trust and AROs at closing.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2022	2021
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,287	$1,155
Commercial	898	719
Industrial	197	178
Government and other retail	272	189
Wholesale	47	43
Nonregulated electric sales	367	254
Regulated gas sales:
Residential	769	630
Commercial	273	206
Other	45	34
Nonregulated gas sales	1	52
Regulated gas transportation and storage	297	271
Other regulated revenues	46	66
Other nonregulated revenues(1)	48	43
Total operating revenue from contracts with customers	4,547	3,840
Other revenues(2)(3)	(268)	30
Total operating revenue	$4,279	$3,870
Virginia Power
Regulated electric sales:
Residential	$1,015	$889
Commercial	717	547
Industrial	103	91
Government and other retail	258	176
Wholesale	32	26
Nonregulated electric sales	14	5
Other regulated revenues	51	57
Other nonregulated revenues(1)(4)	6	16
Total operating revenue from contracts with customers	2,196	1,807
Other revenues(2)(4)	(29)	23
Total operating revenue	$2,167	$1,830

(1)

Includes sales which are considered to be goods transferred at a point in time of $11 million and $7 million for the three months ended March 31, 2022 and 2021, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $4 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, at Dominion Energy and less than $1 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, at Virginia Power.

(2)	Includes alternative revenue of $30 million and $22 million at Dominion Energy and $8 million and $20 million at Virginia Power for the three months ended March 31, 2022 and 2021, respectively.
(3)	Includes revenue associated with services provided to discontinued operations of $1 million for the three months ended March 31, 2021.
(4)	See Note 19 for amounts attributable to affiliates.

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

Revenue expected to be recognized on multi-year contracts in place at March 31, 2022	2022	2023	2024	2025	2026	Thereafter	Total
(millions)
Dominion Energy	$51	$66	$59	$52	$45	$448	$721

At March 31, 2022 and December 31, 2021, Dominion Energy’s contract liability balances were $89 million and $124 million, respectively, and are recorded primarily in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At March 31, 2022 and December 31, 2021, Virginia Power’s contract liability balances were $42 million and $33 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2022 and 2021, Dominion Energy recognized revenue of $119 million and $122 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2022 and 2021, Virginia Power recognized $33 million and $36 million, respectively, from the beginning contract liability balance.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2022	2021	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of deferred taxes - stock of subsidiary held for sale	9.4	—	—	—
State taxes, net of federal benefit	3.3	3.5	4.4	4.5
Investment tax credits	(3.9)	(3.8)	(6.7)	(6.6)
Production tax credits	(0.4)	(0.3)	(0.8)	(0.6)
Reversal of excess deferred income taxes	(4.1)	(2.2)	(3.0)	(2.2)
Changes in state deferred taxes associated with assets held for sale	0.5	—	—	—
AFUDC - equity	(0.6)	(0.4)	(0.9)	(0.7)
Other, net	0.2	—	0.6	0.3
Effective tax rate	25.4%	17.8%	14.6%	15.7%

As described in Note 3, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope that will be treated as a stock sale for income tax purposes.  In connection with the pending sale, Dominion Energy established $87 million of deferred tax liabilities reflecting the excess of the financial reporting basis over the tax basis in Hope’s stock.  These deferred taxes will reverse upon closing of the sale, which is expected to occur by the end of 2022.

As of March 31, 2022, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $6 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$692	$980
Preferred stock dividends (see Note 16)	(27)	(16)
Net income attributable to Dominion Energy from continuing operations – Basic	665	964
Dilutive effect of 2019 Equity Units (1)	7	—
Net income attributable to Dominion Energy from continuing operations - Diluted	$672	$964
Net income attributable to Dominion Energy from discontinued operations - Basic & Diluted	$19	$28

Average shares of common stock outstanding – Basic	810.6	805.9
Net effect of dilutive securities (2)	21.4	—
Average shares of common stock outstanding – Diluted	832.0	805.9

EPS from continuing operations – Basic	$0.82	$1.19
EPS from discontinued operations – Basic	0.02	0.04
EPS attributable to Dominion Energy – Basic	$0.84	$1.23

EPS from continuing operations – Diluted	$0.81	$1.19
EPS from discontinued operations – Diluted	0.02	0.04
EPS attributable to Dominion Energy – Diluted	$0.83	$1.23

(1)

In accordance with revised accounting standards effective January 2022, a fair value adjustment, if dilutive, of the Series A Preferred Stock is no longer included in applying the if converted method to the 2019 Equity Units. In addition, diluted net income is no longer reduced by the Series A Preferred Stock dividends. No fair value adjustment was necessary for the three months ended March 31, 2021.

(2)

Dilutive securities for 2022 consist primarily of the 2019 Equity Units (applying the if converted method as updated effective January 2022), stock expected to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method) as well as forward sales agreements entered into in November 2021 (applying the treasury stock method). See Notes 16 and 17 for additional information.

The 2019 Equity Units and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, are potentially dilutive instruments. See Note 3 and Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

For the three months ended March 31, 2021, the forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations as the dilutive stock price threshold was not met, the Series A Preferred Stock included within the 2019 Equity Units was excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock and a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2021 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of Dominion Energy common stock.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Commodity	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Three Months Ended March 31, 2022
Beginning balance	$—	$(358)	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income before reclassifications: gains (losses)	—	25	25	(62)	28	1	(8)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	14	14	—	—	—	14
Other income	—	—	—	4	23	—	27
Total	—	14	14	4	23	—	41
Income tax expense	—	(4)	(4)	(1)	(6)	—	(11)
Total, net of tax	—	10	10	3	17	—	30
Net current period other comprehensive income (loss)	—	35	35	(59)	45	1	22
Ending balance	$—	$(323)	$(323)	$(22)	$(1,088)	$(3)	$(1,436)
Three Months Ended March 31, 2021
Beginning balance	$(1)	$(418)	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	—	39	39	(31)	6	—	14
Amounts reclassified from AOCI: (gains) losses
Purchased gas	1	—	1	—	—	—	1
Interest and related charges	—	16	16	—	—	—	16
Other income	—	—	—	1	25	—	26
Total	1	16	17	1	25	—	43
Income tax expense	—	(4)	(4)	—	(7)	—	(11)
Total, net of tax	1	12	13	1	18	—	32
Net current period other comprehensive income (loss)	1	51	52	(30)	24	—	46
Ending balance	$—	$(367)	$(367)	$32	$(1,335)	$(1)	$(1,671)
(1)	Net of $107 million, $119 million, $123 million and $141 million tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.
(2)	Net of $8 million, $(10) million, $(11) million and $(21) million tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.
(3)	Net of $380 million, $396 million, $468 million and $478 million tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.
(4)	Net of $1 million, $1 million, $— and $— tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Three Months Ended March 31, 2022
Beginning balance	$(45)	$(45)	$4	$(41)
Other comprehensive income before reclassifications: gains (losses)	19	19	(7)	12
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Other income	—	—	(1)	(1)
Total	1	1	(1)	—
Income tax expense	—	—	—	—
Total, net of tax	1	1	(1)	—
Net current period other comprehensive income (loss)	20	20	(8)	12
Ending balance	$(25)	$(25)	$(4)	$(29)
Three Months Ended March 31, 2021
Beginning balance	$(60)	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	32	32	(5)	27
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Other income	—	—	1	1
Total	1	1	1	2
Income tax expense	—	—	—	—
Total, net of tax	1	1	1	2
Net current period other comprehensive income (loss)	33	33	(4)	29
Ending balance	$(27)	$(27)	$4	$(23)
(1)	Net of $9 million, $16 million, $10 million and $21 million tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.
(2)	Net of $1 million, $(2) million, $(2) million and $(3) million tax at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively.

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. See Note 9 in this report for additional information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at March 31, 2022.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$12	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	17	Discounted cash flow	Market price (per MWh)	(3)	(1) - 7	2
Electricity	180	Discounted cash flow	Market price (per MWh)	(3)	30 - 85	47
Total assets	$209
Liabilities
Physical and financial forwards:
Natural gas(2)	$5	Discounted cash flow	Market price (per Dth)	(3)	(2) - 5	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(3) - 3	1
Total liabilities	$7
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

Nonrecurring Fair Value Measurements

See Note 10 for information regarding nonrecurring fair value measurements associated with Dominion Energy’s noncontrolling ownership interest in Dominion Privatization.

Recurring Fair Value Measurements

Dominion Energy

The following table presents Dominion Energy’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2022
Assets
Derivatives:
Commodity	$—	$232	$209	$441
Interest rate	—	768	—	768
Investments(1):
Equity securities:
U.S.	5,013	—	—	5,013
Fixed income:
Corporate debt instruments	—	839	—	839
Government securities	198	1,162	—	1,360
Cash equivalents and other	(15)	—	—	(15)
Total assets	$5,196	$3,001	$209	$8,406
Liabilities
Derivatives:
Commodity	$—	$941	$7	$948
Interest rate	—	362	—	362
Foreign currency exchange rate	—	4	—	4
Total liabilities	$—	$1,307	$7	$1,314
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$52	$230	$282
Interest rate	—	323	—	323
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,241	—	—	5,241
Fixed income:
Corporate debt instruments	—	881	—	881
Government securities	199	1,256	—	1,455
Cash equivalents and other	(29)	—	—	(29)
Total assets	$5,411	$2,520	$230	$8,161
Liabilities
Derivatives:
Commodity	$—	$461	$8	$469
Interest rate	—	399	—	399
Total liabilities	$—	$860	$8	$868
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $361 million and $366 million of assets at March 31, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2022	2021
(millions)
Beginning balance	$222	$103
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	48	(21)
Included in regulatory assets/liabilities	(20)	(47)
Settlements	(48)	21
Ending balance	$202	$56

There were less than $1 million of unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2021 and no such amounts for the three months ended March 31, 2022.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at March 31, 2022.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$12	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	17	Discounted cash flow	Market price (per MWh)	(3)	(1) - 7	2
Total assets	$29
Liabilities
Physical and financial forwards:
Natural gas(2)	$5	Discounted cash flow	Market price (per Dth)	(3)	(2) - 5	(1)
FTRs	2	Discounted cash flow	Market price (per MWh)	(3)	(3) - 3	1
Total liabilities	$7

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2022
Assets
Derivatives:
Commodity	$—	$75	$29	$104
Interest rate	—	300	—	300
Investments(1):
Equity securities:
U.S.	2,325	—	—	2,325
Fixed income:
Corporate debt instruments	—	509	—	509
Government securities	93	461	—	554
Total assets	$2,418	$1,345	$29	$3,792
Liabilities
Derivatives:
Commodity	$—	$297	$7	$304
Interest rate	—	200	—	200
Foreign currency exchange rate	—	4	—	4
Total liabilities	$—	$501	$7	$508
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$36	$110	$146
Interest rate	—	146	—	146
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	2,420	—	—	2,420
Fixed income:
Corporate debt instruments	—	531	—	531
Government securities	93	506	—	599
Cash equivalents and other	(3)	—	—	(3)
Total assets	$2,510	$1,227	$110	$3,847
Liabilities
Derivatives:
Commodity	$—	$125	$8	$133
Interest rate	—	337	—	337
Total liabilities	$—	$462	$8	$470

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $194 million and $185 million of assets at March 31, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended
	March 31,
	2022	2021
(millions)
Beginning balance	$102	$103
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	45	(21)
Included in regulatory assets/liabilities	(80)	(47)
Settlements	(45)	21
Ending balance	$22	$56

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)	$36,945	$38,421	$35,996	$40,947
Junior subordinated notes(3)	1,386	1,407	1,386	1,470
Virginia Power
Long-term debt(3)	$14,736	$15,478	$13,753	$16,021

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At March 31, 2022 and December 31, 2021, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $1 million and $2 million, respectively.

(3)	Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs, discount or premium.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. See Note 8 in this report for additional information about fair value measurements and associated valuation methods for derivatives.

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

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. In February 2022, Dominion Energy entered into contracts representing offsetting positions to certain existing exchange contracts with collateral requirements as well as new over-the-counter transactions that are not subject to collateral requirements. These contracts resulted in positions which limit the risk of increased cash collateral requirements. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, letters of credit and other forms of securities, as well as certain other long-term debt, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 18 for additional information regarding credit-related contingent features for the Companies’ derivative instruments.

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$125	$37	$—	$88	$153	$13	$—	$140
Exchange	136	130	—	6	9	7	—	2
Interest rate contracts:
Over-the-counter	768	158	—	610	323	49	—	274
Foreign currency exchange rate contracts:
Over-the-counter	—	—	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$1,029	$325	$—	$704	$493	$69	$—	$424

(1)	Excludes $180 million and $120 million of derivative assets at March 31, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$326	$37	$124	$165	$95	$13	$54	$28
Exchange	622	130	492	—	374	7	367	—
Interest rate contracts:
Over-the-counter	362	158	6	198	399	49	11	339
Foreign currency exchange rate contracts:
Over-the-counter	4	—	—	4	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,314	$325	$622	$367	$868	$69	$432	$367

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at March 31, 2022 or December 31, 2021.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at March 31, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	29	—
Basis(1)	155	465
Electricity (MWh in millions):
Fixed price	15	35
FTRs	18	—
Interest rate(2) (in millions)	$1,637	$12,809
Foreign currency exchange rate(2)(in millions)	520 kr.	4,530 kr.

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at March 31, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(323)	$(38)	393 months
Total	$(323)	$(38)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.

The following table presents the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges, all of which related to discontinued hedging relationships at both March 31, 2022 and December 31, 2021:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
(millions)
Long-term debt	$(351)	$(352)	$(1)	$(2)

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2022
ASSETS
Current Assets
Commodity	$—	$227	$227
Interest rate	40	13	53
Total current derivative assets(1)	40	240	280
Noncurrent Assets
Commodity	—	214	214
Interest rate	266	449	715
Total noncurrent derivative assets(2)	266	663	929
Total derivative assets	$306	$903	$1,209
LIABILITIES
Current Liabilities
Commodity	$—	$725	$725
Interest rate	—	1	1
Foreign currency exchange rate	—	1	1
Total current derivative liabilities	—	727	727
Noncurrent Liabilities
Commodity	—	223	223
Interest rate	200	161	361
Foreign currency exchange rate	—	3	3
Total noncurrent derivative liabilities(3)	200	387	587
Total derivative liabilities	$200	$1,114	$1,314
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$103	$103
Interest rate	1	17	18
Foreign currency exchange rate	—	1	1
Total current derivative assets(1)	1	121	122
Noncurrent Assets
Commodity	—	179	179
Interest rate	145	160	305
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(2)	145	346	491
Total derivative assets	$146	$467	$613
LIABILITIES
Current Liabilities
Commodity	$—	$304	$304
Interest rate	42	13	55
Total current derivative liabilities	42	317	359
Noncurrent Liabilities
Commodity	—	165	165
Interest rate	295	49	344
Total noncurrent derivative liabilities(3)	295	214	509
Total derivative liabilities	$337	$531	$868

(1)	Current derivative assets are presented in other current assets in Dominion Energy’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$33	$(14)	$279
Total	$33	$(14)	$279

Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Commodity(4)	$—	$(1)	$—
Interest rate(3)	52	(16)	408
Total	$52	$(17)	$408

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in purchased gas.
Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended
	March 31,
	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(330)	$(41)
Purchased gas	2	—
Electric fuel and other energy-related purchases	59	(44)
Interest rate:
Interest and related charges	196	319
Total	$(73)	$234

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(2)

Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant and equipment that will begin to amortize once the CVOW Commercial Project is placed in service.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	March 31, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$32	$10	$—	$22	$110	$8	$—	$102
Exchange	9	9	—	—	7	7	—	—
Interest rate contracts:
Over-the-counter	300	36	—	264	146	20	—	126
Foreign currency exchange rate contracts:
Over-the-counter	—	—	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$341	$55	$—	$286	$271	$35	$—	$236

(1)	Excludes $63 million and $29 million of derivative assets at March 31, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	March 31, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$167	$10	$124	$33	$84	$8	$54	$22
Exchange	136	9	127	—	43	7	36	—
Interest rate contracts:
Over-the-counter	200	36	—	164	337	20	—	317
Foreign currency exchange rate contracts:
Over-the-counter	4	—	—	4	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$507	$55	$251	$201	$464	$35	$90	$339

(1)	Excludes $1 million and $6 million of derivative liabilities at March 31, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at March 31, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	21	—
Basis(1)	146	463
Electricity (MWh in millions):
Fixed price	7	9
FTRs	18	—
Interest rate(2) (in millions)	$1,100	$2,800
Foreign currency exchange rate(2)(in millions)	520 kr.	4,530 kr.
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(25)	$(2)	393 months
Total	$(25)	$(2)

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
(millions)
March 31, 2022
ASSETS
Current Assets
Commodity	$—	$80	$80
Interest rate	34	—	34
Total current derivative assets(1)	34	80	114
Noncurrent Assets
Commodity	—	24	24
Interest rate	266	—	266
Total noncurrent derivative assets(2)	266	24	290
Total derivative assets	$300	$104	$404
LIABILITIES
Current Liabilities
Commodity	$—	$240	$240
Foreign currency exchange rate	—	1	1
Total current derivative liabilities	—	241	241
Noncurrent Liabilities
Commodity	—	64	64
Interest rate	200	—	200
Foreign currency exchange rate	—	3	3
Total noncurrent derivative liabilities(3)	200	67	267
Total derivative liabilities	$200	$308	$508
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$74	$74
Interest rate	1	—	1
Foreign currency exchange rate	—	1	1
Total current derivative assets(1)	1	75	76
Noncurrent Assets
Commodity	—	72	72
Interest rate	145	—	145
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(2)	145	79	224
Total derivative assets	$146	$154	$300
LIABILITIES
Current Liabilities
Commodity	$—	$92	$92
Interest rate	42	—	42
Total current derivative liabilities	42	92	134
Noncurrent Liabilities
Commodity	—	41	41
Interest rate	295	—	295
Total noncurrent derivative liabilities(3)	295	41	336
Total derivative liabilities	$337	$133	$470

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$26	$(1)	$279
Total	$26	$(1)	$279
Three Months Ended March 31, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$43	$(1)	$407
Total	$43	$(1)	$407

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)   Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended
	March 31,
	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating Revenue	$(41)	$(2)
Electric fuel and other energy-related purchases	57	(44)
Total	$16	$(46)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(2)   Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant                       and equipment that will begin to amortize once the CVOW Commercial Project is placed in service.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $116 million and $122 million at March 31, 2022 and December 31, 2021, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2022
Equity securities:(1)
U.S.	$1,586	$3,498	$(13)			$5,071
Fixed income securities:(2)
Corporate debt instruments	876	9	(45)		$—	840
Government securities	1,358	14	(48)		—	1,324
Common/collective trust funds	150	3	—		—	153
Insurance contracts	242	—	—			242
Cash equivalents and other(3)	26	5	(47)		—	(16)
Total	$4,238	$3,529	$(153)	(4)	$—	$7,614
December 31, 2021
Equity securities:(1)
U.S.	$1,567	$3,734	$(13)			$5,288
Fixed income securities:(2)
Corporate debt instruments	854	32	(5)		$—	881
Government securities	1,382	43	(7)		—	1,418
Common/collective trust funds	168	4	—		—	172
Insurance contracts	255	—	—			255
Cash equivalents and other(3)	9	2	(75)		—	(64)
Total	$4,235	$3,815	$(100)	(4)	$—	$7,950

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $1 million and $35 million at March 31, 2022 and December 31, 2021, respectively.
(4)	The fair value of securities in an unrealized loss position was $1.6 billion and $883 million at March 31, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2022	2021
(millions)
Net gains (losses) recognized during the period	$(206)	$279
Less: Net (gains) losses recognized during the period on securities sold during the period	(1)	(178)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(207)	$101

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$274
Due after one year through five years	610
Due after five years through ten years	596
Due after ten years	837
Total	$2,317

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2022	2021
(millions)
Proceeds from sales	$814	$1,765
Realized gains(1)	40	232
Realized losses(1)	54	59

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2022
Equity securities:(1)
U.S.	$857	$1,619	$(12)			$2,464
Fixed income securities:(2)
Corporate debt instruments	535	4	(30)		$—	509
Government securities	568	4	(19)		—	553
Common/collective trust funds	55	—	—		—	55
Cash equivalents and other(3)	(4)	—	—		—	(4)
Total	$2,011	$1,627	$(61)	(4)	$—	$3,577
December 31, 2021
Equity securities:(1)
U.S.	$841	$1,720	$(11)			$2,550
Fixed income securities:(2)
Corporate debt instruments	517	17	(3)		$—	531
Government securities	584	16	(2)		—	598
Common/collective trust funds	53	—	—		—	53
Cash equivalents and other(3)	2	—	—		—	2
Total	$1,997	$1,753	$(16)	(4)	$—	$3,734

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending purchases of securities of $2 million at March 31, 2022, and pending sales of securities of $5 million at December 31, 2021.
(4)	The fair value of securities in an unrealized loss position was $863 million and $425 million at March 31, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended March 31,
	2022	2021
(millions)
Net gains (losses) recognized during the period	$(102)	$143
Less: Net (gains) losses recognized during the period on securities sold during the period	(4)	(88)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(106)	$55

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$83
Due after one year through five years	302
Due after five years through ten years	358
Due after ten years	374
Total	$1,117

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2022	2021
(millions)
Proceeds from sales	$392	$789
Realized gains(1)	16	106
Realized losses(1)	19	23

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $80 million for both the three months ended March 31, 2022 and 2021, in earnings from equity method investees in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity losses of $2 million and $8 million for the three months ended March 31, 2022 and 2021, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions of $76 million and $73 million for the three months ended March 31, 2022 and 2021, respectively. Dominion Energy made contributions of $74 million and $1.0 billion for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $231 million and $244 million, respectively. At March 31, 2022, these differences are primarily comprised of $11 million of equity method goodwill that is not being amortized and a $219 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets. At December 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $221 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(4) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

Dominion Energy holds a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Income before income taxes recorded by Cove Point was $151 million and $138 million for the three months ended March 31, 2022 and 2021, respectively. Earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $76 million and $73 million for the three months ended March 31, 2022 and 2021, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022 and December 31, 2021, Dominion Energy has recorded a liability of $115 million and $113 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded contributions of $965 million during the three months ended March 31, 2021 to Atlantic Coast Pipeline. Dominion Energy recorded no contributions during the three months ended March 31, 2022 to Atlantic Coast Pipeline.

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

Wrangler

In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income, in its Consolidated Statements of Income for the three months ended March 31, 2022.

All activity relating to Wrangler is recorded within the Corporate and Other segment.

Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Privatization, through its wholly-owned subsidiaries, will maintain and operate electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations. Under the agreement, Dominion Energy will contribute its existing privatization operations, excluding contracts held by DESC, and Patriot will contribute cash.

The initial contribution, consisting of privatization operations in South Carolina, Texas and Pennsylvania, closed in March 2022 for which Dominion Energy received total consideration of $120 million, subject to customary closing adjustments, comprised of $60 million in cash proceeds and a 50% noncontrolling ownership interest in Dominion Privatization with an initial fair value of $60 million, estimated using the market approach. This is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $23 million ($16 million after-tax), presented in other operations and maintenance expense in its Consolidated Statements of Income. Dominion Energy’s 50% noncontrolling ownership interest in Dominion Privatization is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

Dominion Energy expects to contribute its existing privatization operations in Virginia to Dominion Privatization by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions. In April 2022, Dominion Energy filed with the Federal Trade Commission for approval under the Hart-Scott-Rodino Act. The contribution of the service concession arrangements currently held by Virginia Power also requires approval from the Virginia and North Carolina Commissions. Upon closing of the second contribution, Dominion Energy expects to receive cash proceeds totaling $108 million, subject to customary closing adjustments, and to recognize a gain of approximately $130 million ($100 million after-tax). When this future contribution occurs, Dominion Energy expects to maintain a 50% noncontrolling ownership interest in Dominion Privatization.

At March 31, 2022, $85 million of contracts and related assets and $4 million of liabilities associated with existing privatization operations in Virginia are classified as held for sale and reflected in current assets held for sale and current liabilities held for sale, respectively, in Dominion Energy’s Consolidated Balance Sheets and in other current assets and other current liabilities, respectively, in Virginia Power’s Consolidated Balance Sheets.

All activity relating to Dominion Privatization is reflected within the Corporate and Other segment.

Note 11. Property, Plant and Equipment

Acquisitions of Nonregulated Solar Projects

Other than the items discussed below, there have been no significant updates to acquisitions of solar projects by the Companies from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

The following table presents acquisitions by Virginia Power of non-jurisdictional solar projects. Virginia Power expects to claim federal investment tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Pumpkinseed	May 2020	May 2020	Virginia	$140	Expected 2022	60
Bookers Mill	February 2021	June 2021	Virginia	230	Expected 2023	127
(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects in addition to the Virginia Power projects presented above. Dominion Energy expects to claim federal investment tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Madison	July 2020	July 2020	Virginia	$130	Expected 2023	62
Atlanta Farms	March 2022	Expected 2022	Ohio	390	Expected 2023	200
Hardin II	August 2020	Expected 2022	Ohio	295	Expected split(2)	150
(1)	Includes acquisition cost.
(2)	Expected to be split between 2022 and 2023.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2022	December 31, 2021
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$240	$251
Deferred project costs and DSM programs for gas utilities(2)	45	53
Unrecovered gas costs(3)	82	191
Deferred rider costs for Virginia electric utility(4)	83	72
Ash pond and landfill closure costs(5)	150	193
Deferred nuclear refueling outage costs(6)	76	79
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	226	226
Derivatives(9)	264	112
Other	173	177
Regulatory assets-current	1,477	1,492
Unrecognized pension and other postretirement benefit costs(10)	577	548
Deferred rider costs for Virginia electric utility(4)	498	489
Deferred project costs for gas utilities(2)	696	675
Interest rate hedges(11)	612	899
AROs and related funding(12)	359	329
NND Project costs(7)	2,191	2,226
Ash pond and landfill closure costs(5)	2,226	2,223
Deferred cost of fuel used in electric generation(1)	717	409
Deferred early plant retirement charges(8)	169	226
Other	613	619
Regulatory assets-noncurrent	8,658	8,643
Total regulatory assets	$10,135	$10,135
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	181	181
Reserve for refunds and rate credits to electric utility customers(14)	243	420
Income taxes refundable through future rates(15)	150	153
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	103	69
Other	86	96
Regulatory liabilities-current	830	986
Income taxes refundable through future rates(15)	4,164	4,260
Provision for future cost of removal and AROs(13)	2,346	2,331
Nuclear decommissioning trust(17)	2,016	2,158
Monetization of guarantee settlement(16)	753	831
Reserve for refunds and rate credits to electric utility customers(14)	413	448
Unrecognized pension and other postretirement benefit costs(10)	188	200
Overrecovered other postretirement benefit costs(18)	114	105
Other	442	380
Regulatory liabilities-noncurrent	10,436	10,713
Total regulatory liabilities	$11,266	$11,699

(1)

Reflects deferred fuel expenses for the Virginia, North Carolina and South Carolina jurisdictions of Dominion Energy’s electric generation operations. Reflects a $66 million reduction recorded in the first quarter of 2022 from the application of a portion of the monetization of guarantee settlement previously reflected as regulatory liabilities associated with the approval of DESC’s cost of fuel proceedings. See Note 13 for additional information.

(2)

Primarily reflects amounts expected to be collected from or owed to gas customers in Dominion Energy’s service territories associated with current and prospective rider projects, including CEP, PIR and pipeline integrity management. See Note 13 for additional information.

(3)	Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(4)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 for additional information.

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

(7)

Reflects expenditures by DESC associated with the NND Project, which pursuant to the SCANA Merger Approval Order, will be recovered from DESC electric service customers over a 20-year period ending in 2039. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(8)

Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of March 31, 2022.

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
(14)

Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. See Notes 3 and 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. Also reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(15)

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

(16)

Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.  See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(17)

Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Dominion Energy’s utility nuclear generation stations, in excess of the related AROs.

(18)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	March 31, 2022	December 31, 2021
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$119	$131
Deferred rider costs(2)	83	72
Ash pond and landfill closure costs(3)	150	193
Deferred nuclear refueling outage costs(4)	76	79
Deferred early plant retirement charges(5)	226	226
Derivatives(6)	257	105
Other	41	44
Regulatory assets-current	952	850
Deferred rider costs(2)	498	489
Interest rate hedges(7)	326	604
Ash pond and landfill closure costs(3)	2,226	2,223
Deferred cost of fuel used in electric generation(1)	717	409
Deferred early plant retirement charges(5)	169	226
Other	205	179
Regulatory assets-noncurrent	4,141	4,130
Total regulatory assets	$5,093	$4,980
Regulatory liabilities:
Provision for future cost of removal(8)	154	154
Reserve for refunds to Virginia electric customers(9)	132	306
Income taxes refundable through future rates(10)	63	63
Derivatives(6)	61	51
Other	50	73
Regulatory liabilities-current	460	647
Income taxes refundable through future rates(10)	2,305	2,335
Nuclear decommissioning trust(11)	2,016	2,158
Provision for future cost of removal(8)	1,055	1,043
Reserve for refunds to Virginia electric customers(9)	19	25
Other	208	179
Regulatory liabilities-noncurrent	5,603	5,740
Total regulatory liabilities	$6,063	$6,387

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations.
(2)

Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 for additional information.

(3)

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

(5)

Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

(6)

For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.

(7)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of March 31, 2022.

(8)	Rates charged to customers by Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(9)

Reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review.  See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

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

At March 31, 2022, Dominion Energy and Virginia Power regulatory assets include $4.1 billion and $3.0 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Virginia Regulation

Virginia Fuel Expenses

In May 2022, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2022 and a projected $1.0 billion under-recovered balance as of June 30, 2022. Virginia Power’s proposed fuel rate represents a fuel revenue increase of $1.8 billion when applied to projected kilowatt-hour sales for that period.  Virginia Power also proposed alternatives to recover this under-collected balance over a two- or three-year period.  Under these alternatives, Virginia Power’s fuel revenues for the rate year would increase by $1.3 billion or $1.2 billion, respectively. In addition, Virginia Power proposed a change in the timing of fuel cost recovery for certain customers that would consider those customers’ portion of the projected under-recovered balance to have been recovered as of June 30, 2022. If approved, Virginia Power expects to recognize a charge of approximately $155 million to its Consolidated Statement of Income associated with these certain customers. This matter is pending.

Renewable Generation Projects

In September 2021, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct and operate 13 utility-scale projects totaling approximately 661 MW of solar generation and 70 MW of energy storage as part of its efforts to meet the renewable generation development requirements under the VCEA. The projects are expected to cost approximately $1.4 billion in the aggregate, excluding financing costs, and be placed into service between 2022 and 2023. In March 2022, the Virginia Commission approved the petition.

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider CCR	February 2022	Pending	December 2022	$231	$15
Rider CE(1)	September 2021	March 2022	May 2022	71	61
Rider R	June 2021	March 2022	April 2022	59	1
Rider R	June 2021	March 2022	April 2023	55	(4)
Rider RGGI(2)	December 2021	Withdrawn
Rider SNA(3)	October 2021	Pending	September 2022	107	N/A
Rider T1(4)	May 2022	Pending	September 2022	706	(161)
Rider U(5)	June 2021	March 2022	April 2022	95	15
Rider US-3	August 2021	March 2022	June 2022	50	12
Rider US-4	August 2021	March 2022	June 2022	15	5
(1)	Associated with solar generation and energy storage projects requested for approval in September 2021, solar generation projects approved in April 2021 and certain small-scale solar projects.
(2)

In January 2022, Virginia Power filed a motion to withdraw its application as a result of the announcement by the Governor of Virginia that he intends to withdraw Virginia from RGGI. The Virginia Commission granted Virginia Power’s motion in April 2022. See additional discussion below.

(3)

Virginia Power also requested approval of cost recovery of approximately $1.2 billion through Rider SNA for the first phase of nuclear life extension program which includes investments through 2024. In April 2022, Virginia Power, the Virginia Commission staff and certain interested parties filed a proposed stipulation recommending that costs incurred after February 2022 associated with the first phase of the nuclear life extension program for North Anna be deferred and requested for recovery in a subsequent Rider SNA filing.

(4)	Consists of $482 million for the transmission component of Virginia Power’s base rates and $224 million for Rider T1.
(5)	Consists of $60 million for previously approved phases and $35 million for phase six costs for Rider U.

In May 2022, Virginia Power filed a petition with the Virginia Commission requesting a suspension of Rider RGGI approved in August 2021. Virginia Power also requested that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred.  If approved by the Virginia Commission, Virginia Power expects to record charges to its Consolidated Statement of Income for the amount of any unrecovered costs, which are estimated to be approximately $215 million, including the impact of certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology. This matter is pending.

Electric Transmission Project

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	April 2022	500 kV	26	$95
Nimbus line loop and substation and new 230 kV line in the County of Loudon, Virginia	February 2022	Pending	230 kV	1	40

South Carolina Regulation

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2022, DESC filed an application with the South Carolina Commission seeking approval to recover $60 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. In April 2022, the South Carolina Commission approved the request, effective with the first billing cycle of May 2022.

Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In April 2022, the South Carolina Commission approved DESC’s request to increase the total fuel cost component of retail electric rates, effective with the first billing cycle of May 2022. The South Carolina Commission also approved DESC’s request to apply approximately $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba Corporation following the satisfaction of liens against NND Project property previously recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance, along with a requested increase to DESC’s variable environmental and avoided capacity cost component. The net effect is an annual increase of $143 million.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2022, the Ohio Commission approved an extension of East Ohio’s PIR program for capital investments through 2026 with continuation of 3% increases of annual capital expenditures per year.

In February 2022, East Ohio filed an application with the Ohio Commission requesting approval to adjust the PIR cost recovery rates for 2021 costs. The filing reflects gross plant investment for 2021 of $225 million, cumulative gross plant investment of $2.2 billion and a revenue requirement of $273 million. This matter is pending.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs associated with CEP investments. In April 2022, certain parties filed an appeal with the Supreme Court of Ohio appealing the Ohio Commission’s December 2020 order establishing the CEP rider, including the rate of return utilized in determining the revenue requirement. This matter is pending.

In February 2022, the Ohio Commission approved adjustments to CEP cost recovery rates for 2019 and 2020 costs. The approved rates reflect gross plant investment for 2019 and 2020 of $231 million, cumulative gross plant investment of $952 million and a revenue requirement of $118 million. The Ohio Commission also ordered that East Ohio should file its next base rate case by October 2023.

In April 2022, East Ohio filed an application with the Ohio Commission requesting approval to adjust CEP cost recovery rates for 2021 costs. The filing reflects gross plant investment for 2021 of $140 million, cumulative gross plant investment of $1.1 billion and a revenue requirement of $137 million. This matter is pending.

Utah Regulation

Utah Base Rate Case

In May 2022, Questar Gas filed its base rate case and schedules with the Utah Commission. Questar Gas proposed a non-fuel, base rate increase of $71 million effective January 2023. The base rate increase was proposed to recover the significant investment in distribution infrastructure for the benefit of Utah customers. The proposed rates would provide for an ROE of 10.3% compared to the currently authorized ROE of 9.5%. This matter is pending.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dominion Energy’s Consolidated Statements of Income include $4 million and $34 million for the three months ended March 31, 2022 and 2021, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $9 million and $27 million for the three months ended March 31, 2022 and 2021, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $98 million and $96 million for the three months ended March 31, 2022 and 2021, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $111 million and $20 million at March 31, 2022 and December 31, 2021, respectively, recorded in payables to affiliates.

Note 16. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dominion Energy

Dominion Energy’s short-term financing is supported by its $6.0 billion joint revolving credit facility that provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives.

At March 31, 2022, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,075	$112	$3,813

(1)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At March 31, 2022, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and matures in June 2022. In April 2022, Dominion Energy entered into an agreement to amend and restate this facility to extend the maturity date to June 2025. At March 31, 2022 and December 31, 2021, Dominion Energy had $20 million and $29 million in letters of credit outstanding under this facility, respectively.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At March 31, 2022 and December 31, 2021, Dominion Energy’s Consolidated Balance Sheets include $473 million and $431 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2022, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$686	$38

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At March 31, 2022, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In January 2022, Virginia Power issued $600 million of 2.40% senior notes and $400 million of 2.95% senior notes that mature in 2032 and 2051, respectively.

In April 2022, Virginia Power remarketed two series of tax-exempt bonds, with an aggregate outstanding principal of approximately $138 million to new investors. Both bonds will bear interest at a coupon of 1.65% until May 2024, after which they will bear interest at a market rate to be determined at that time.

In May 2022, Dominion Energy provided notice of its intention to borrow $900 million under its Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes.  At both March 31, 2022 and December 31, 2021, Dominion Energy had issued and outstanding 3.4 million shares of preferred stock, 1.6 million, 0.8 million and 1.0 million of which were designated as the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $7 million ($4.375 per share) for both the three months ended March 31, 2022 and 2021 on the Series A Preferred Stock. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended March 31, 2022 and 2021 on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for the three months ended March 31, 2022 on the Series C Preferred Stock.

Other than as discussed below, there have been no significant changes to Dominion Energy’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

2019 Corporate Units

The 2019 Equity Units, initially issued in the form of 2019 Series A Corporate Units, are described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Pursuant to the terms of the 2019 Equity Units, Dominion Energy will conduct a final remarketing for shares of Series A Preferred Stock in May 2022. In the event of a successful remarketing, the dividend rate on the preferred stock may be reset and the conversion rate on the preferred stock may increase depending on the closing price of Dominion Energy’s common stock on the date of the remarketing. In May 2022, Dominion Energy received a commitment from a financial institution to purchase up to 1.6 million shares of Series A Preferred Stock in the final remarketing if any such shares included in the final remarketing are not sold to other purchasers through a marketed process at a dividend rate of not more than 1.75% for the June 2022 through August 2022 dividend period, which dividend rate will increase to 6.75% effective September 2022. As a result, Dominion Energy, subject to approval by its Board of Directors and the settlement of a successful remarketing, will redeem all outstanding shares of the Series A Preferred Stock in September 2022. In addition, Dominion Energy committed to make a short-term deposit of at least $1.6 billion but not more than $2.0 billion at the financial institution in May 2022. Dominion Energy will not directly receive proceeds from a successful remarketing as the remarketing will be conducted on behalf of investors that, as of the remarketing, continue to hold corporate units or otherwise elect to participate in the remarketing. Proceeds from a successful remarketing attributable to investors that continue to hold corporate units would be used to pay the purchase price to Dominion Energy for issuance of its common stock under the stock purchase contracts that are a component of such corporate units. In accordance with the terms of the 2019 Equity Units, if the final remarketing is unsuccessful, shares of the Series A Preferred Stock that remain a component of such corporate units as of the remarketing will be tendered to Dominion Energy to satisfy the investors’ obligation under the stock purchase contract, unless an investor elects to settle its stock purchase obligation in cash. Under the terms of the stock purchase contracts included in the 2019 Equity Units, assuming no anti-dilution or other adjustments, the maximum number of shares of common stock Dominion Energy will issue in June 2022 is 21.8 million for consideration of $1.6 billion.

The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $22 million and $44 million at March 31, 2022 and December 31, 2021, respectively. Stock purchase contract payments of $22 million and $21 million were made during the three months ended March 31, 2022 and 2021, respectively.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $45 million from the issuance of 1 million shares of common stock for the three months ended March 31, 2022 and $48 million from the issuance of less than 1 million shares of common stock for the three months ended March 31, 2021, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

In May 2022, Dominion Energy issued 0.9 million shares of its common stock, valued at $72 million, to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 17.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2021. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program during the three months ended March 31, 2022.

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

Dominion Energy did not repurchase any shares of common stock during the three months ended March 31, 2022.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans associated with two sites, including one at Virginia Power, and expects to commence remediation activities in 2022 depending on receipt of final permits and approvals. At March 31, 2022 and December 31, 2021, Dominion Energy had $52 million and $45 million, respectively, and Virginia Power had $25 million at both periods, of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 include reserves of $257 million and $274 million, respectively, included in other current liabilities, and insurance receivables of $118 million at both dates, included within other receivables. These balances at March 31, 2022 and December 31, 2021 include $70 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During the three months ended March 31, 2022, no charges were included in Dominion Energy’s Consolidated Statements of Income. During the three months ended March 31, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $60 million ($45 million after-tax) included within impairment of assets and other charges.

SCANA Shareholder Litigation

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

Employment Class Actions and Indemnification

In August 2017, a case was filed in the U.S. District Court for the District of South Carolina on behalf of persons who were formerly employed at the NND Project. In July 2018, the court certified this case as a class action. In February 2019, certain of these plaintiffs filed an additional case, which case has been dismissed and the plaintiffs have joined the case filed August 2017. The plaintiffs allege, among other things, that SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. violated the Worker Adjustment and Retraining Notification Act in connection with the decision to stop construction at the NND Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment and are seeking damages, which could be as much as $100 million for 100% of the NND Project. In January 2021, the U.S. District Court for the District of South Carolina granted summary judgment in favor of SCANA, DESC, Fluor Corporation and Fluor Enterprises, Inc. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In November 2021, the U.S Court of Appeals for the Fourth Circuit affirmed the lower court ruling. In March 2022, the deadline to file an appeal to the Supreme Court of the United States expired.

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. As a result of the ruling in favor of the defendants in the aforementioned case, any potential loss by DESC would be limited to an inconsequential amount.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement.

Nuclear Operations

Nuclear Insurance

There have been no significant changes regarding the Companies’ nuclear insurance as described in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

Guarantees, Surety Bonds and Letters of Credit

At March 31, 2022, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at March 31, 2022, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At March 31, 2022, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,186
Nuclear obligations(2)	243
Solar(3)	311
Other(4)	1,265
Total(5)(6)	$4,005

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

(5)

Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

(6)   In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At March 31, 2022, no amounts have been recorded related to this guarantee.

Additionally, at March 31, 2022, Dominion Energy had purchased $227 million of surety bonds, including $156 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $112 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, Dominion Energy’s credit exposure totaled $96 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 85%. No single counterparty, whether investment grade or non-investment grade, exceeded $27 million of exposure. At March 31, 2022, Virginia Power’s exposure related to wholesale customers totaled $14 million. Of this amount, investment grade counterparties, including those internally rated, represented 57%. No single counterparty, whether investment grade or non-investment grade, exceeded $3 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2022 and December 31, 2021, Dominion Energy would have been required to post $128 million and $31 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $125 million and $66 million of collateral at March 31, 2022 and December 31, 2021, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $253 million and $97 million at March 31, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rate downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2022 and December 31, 2021, Virginia Power would have been required to post $39 million and $22 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset position and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. Virginia Power had posted $118 million and $54 million of collateral at March 31, 2022 and December 31, 2021, respectively, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $157 million and $76 million at March 31, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

See Note 9 for additional information about derivative instruments.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $64 million and $1 million, respectively. At December 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $29 million and $6 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At March 31, 2022 and December 31, 2021, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $540 million and $522 million, respectively.  At March 31, 2022 and December 31, 2021, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $453 million and $431 million, respectively. While Virginia Power has not been notified by Dominion Energy of any required contributions to be made in 2022, it anticipates that it may have to contribute approximately $175 million as a result of Dominion Energy’s contribution made to its qualified defined benefit pension plans in December 2021.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended March 31,
	2022	2021
(millions)
Commodity purchases from affiliates	$293	$181
Services provided by affiliates(1)	130	125
Services provided to affiliates	4	5

(1)	Includes capitalized expenditures of $39 million and $38 million for the three months ended March 31, 2022 and 2021, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $235 million and $699 million in short-term demand note borrowings from Dominion Energy as of March 31, 2022 and December 31, 2021, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2022 and December 31, 2021. Interest charges related to Virginia Power’s borrowings from Dominion Energy were immaterial for the three months ended March 31, 2022 and 2021.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2022 and 2021.

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

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
(millions)
Three Months Ended March 31,
Service cost	$36	$42	$6	$6
Interest cost	83	79	11	12
Expected return on plan assets	(223)	(208)	(48)	(44)
Amortization of prior service (credit) cost	—	—	(10)	(10)
Amortization of net actuarial loss	40	48	—	1
Settlements	—	(2)	—	—
Net periodic benefit (credit) cost	$(64)	$(41)	$(41)	$(35)

Employer Contributions

During the three months ended March 31, 2022, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2022. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as nonregulated retail energy marketing operations (prior to December 2021), including Dominion Energy’s noncontrolling interests in Wrangler (through March 2022) and Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources as well as the net impact of the gas transmission and storage operations presented in discontinued operations, which are discussed in Note 3.

In the three months ended March 31, 2022, Dominion Energy reported after-tax net expenses of $311 million in the Corporate and Other segment, including $289 million of after-tax net expenses for specific items with $269 million of after-tax net expenses attributable to its operating segments. In the three months ended March 31, 2021, Dominion Energy reported after-tax net income of $71 million in the Corporate and Other segment, including $115 million of after-tax net income for specific items with $87 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2022 primarily related to the impact of the following items:

•	A $125 million ($102 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($90 million after-tax); and
•	Dominion Energy Virginia ($12 million after-tax);
•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia;
•	A $66 million ($47 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets; and
•

A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia.

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

•	A $60 million ($45 million after-tax) charge associated with litigation acquired in the SCANA Combination, attributable to Dominion Energy South Carolina; and
•	A $51 million ($38 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia; partially offset by
•	A $134 million ($100 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($88 million after-tax); and
•	Dominion Energy Virginia ($12 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2022
Total revenue from external customers	$2,172	$1,229	$798	$245	$(165)	$—	$4,279
Intersegment revenue	(3)	1	1	4	237	(240)	—
Total operating revenue	2,169	1,230	799	249	72	(240)	4,279
Net income from discontinued operations	—	—	—	—	19	—	19
Net income (loss) attributable to Dominion Energy	518	294	109	101	(311)	—	711
Three Months Ended March 31, 2021
Total revenue from external customers	$1,987	$975	$752	$268	$(130)	$17	$3,869
Intersegment revenue	(2)	1	2	21	230	(251)	1
Total operating revenue	1,985	976	754	289	100	(234)	3,870
Net income from discontinued operations	—	—	—	—	28	—	28
Net income attributable to Dominion Energy	434	251	102	150	71	—	1,008

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

In the three months ended March 31, 2022, Virginia Power reported after-tax net expenses of $159 million in the Corporate and Other segment, including $130 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2021, Virginia Power reported after-tax net expenses of $58 million in the Corporate and Other segment, including $117 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2022 primarily related to the impact of the following items:

•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia; and
•

A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $76 million ($56 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $51 million ($38 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2022
Operating revenue	$2,165	$2	$2,167
Net income (loss)	516	(159)	357
Three Months Ended March 31, 2021
Operating revenue	$1,981	$(151)	$1,830
Net income (loss)	432	(58)	374

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
•

Impacts to Dominion Energy’s noncontrolling interest in Cove Point from fluctuations in future volumes of LNG imports or exports from the U.S. and other countries worldwide or demand for, purchases of and prices related to natural gas or LNG;

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
•

The expected timing and likelihood of the completion of the proposed sales of Kewaunee and Hope, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such regulatory approvals;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2022, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, employee benefit plans and held for sale classification.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2022	2021	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$711	$1,008	$(297)
Diluted EPS	0.83	1.23	(0.40)

Overview

First Quarter 2022 vs. 2021

Net income attributable to Dominion Energy decreased 29%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds and a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2022	2021	$ Change
(millions)
Operating revenue	$4,279	$3,870	$409
Electric fuel and other energy-related purchases	678	550	128
Purchased electric capacity	13	11	2
Purchased gas	645	484	161
Other operations and maintenance	1,026	987	39
Depreciation, depletion and amortization	698	608	90
Other taxes	253	257	(4)
Impairment of assets and other charges (benefits)	(10)	95	(105)
Earnings from equity method investees	80	80	—
Other income	46	287	(241)
Interest and related charges	174	53	121
Income tax expense	236	212	24
Net income from discontinued operations including noncontrolling interests	19	28	(9)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2022 vs. 2021

Operating revenue increased 11%, primarily reflecting:

•

A $312 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to gas utility customers ($193 million) and electric utility retail customers ($119 million);

•	The absence of a $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $69 million increase from Virginia Power riders;
•	A $37 million increase following the approved base rate case for PSNC;
•	A $21 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•	A $20 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days.

These increases were partially offset by:

•	A $112 million decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($249 million);
•	A $51 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler;
•	A $40 million decrease associated with settlements of economic hedges of certain Virginia Power regulated electric sales;
•	A $29 million decrease from an unplanned outage at Millstone; and
•	A $29 million decrease from the sale of non-wholly-owned nonregulated solar facilities.

Electric fuel and other energy-related purchases increased 23%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased gas increased 33%, primarily due to an increase in commodity costs for gas utilities ($193 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler ($40 million).

Other operations and maintenance increased 4%, primarily reflecting:

•	A $41 million increase in storm damage and restoration costs in Virginia Power’s service territory;
•	A $32 million increase in outside services; and

•	A $15 million increase in outage costs at Virginia Power ($9 million) and Millstone ($6 million); partially offset by
•	A $23 million gain on the contribution of certain privatization operations to Dominion Privatization.

Depreciation, depletion and amortization increased 15%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase in RGGI related amortization ($45 million), which are offset in operating revenue and do not impact net income, and an increase due to various projects being placed into service ($32 million), partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($21 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($14 million).

Impairment of assets and other charges decreased $105 million, primarily due to the absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($76 million), the absence of a charge for corporate office lease termination ($71 million) and the absence of charges associated with litigation acquired in the SCANA Combination ($60 million), partially offset by the absence of a benefit for a change in the CCRO reserve associated with the 2021 Triennial Review ($130 million).

Other income decreased 84%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased $121 million, primarily due to lower unrealized gains associated with freestanding derivatives ($138 million) and higher long-term debt interest expense resulting from net debt issuances ($32 million), partially offset by lower interest expense on junior subordinated notes due to repayments in 2021 ($25 million) and higher premiums received on interest rate derivatives ($14 million).

Income tax expense increased 11%, primarily due to a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale that will reverse when the sale is completed ($87 million), partially offset by lower pre-tax income ($64 million).

Outlook

As of March 31, 2022, there have been no material changes to Dominion Energy’s 2022 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2022	2021	$ Change	2022	2021	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$518	$434	$84	$0.64	$0.54	$0.10
Gas Distribution	294	251	43	0.36	0.31	0.05
Dominion Energy South Carolina	109	102	7	0.13	0.13	—
Contracted Assets	101	150	(49)	0.13	0.18	(0.05)
Corporate and Other	(311)	71	(382)	(0.43)	0.07	(0.50)
Consolidated	$711	$1,008	$(297)	$0.83	$1.23	$(0.40)
(1)

Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2022	2021	% Change
Electricity delivered (million MWh)	22.3	21.7	3%
Electricity supplied (million MWh):
Utility	22.3	21.9	2
Non-Jurisdictional	0.3	0.2	50
Degree days (electric distribution and utility service area):
Cooling	11	11	—
Heating	1,895	1,889	—
Average electric distribution customer accounts (thousands)	2,716	2,684	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2022 vs. 2021 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$14	$0.02
Other	(9)	(0.01)
Rider equity return	16	0.02
Electric capacity	(8)	(0.01)
Planned outage costs	(7)	(0.01)
Depreciation and amortization	7	0.01
Renewable energy investment tax credits	61	0.08
Other	10	0.01
Share dilution	—	(0.01)
Change in net income contribution	$84	$0.10

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	First Quarter
	2022	2021	% Change
Gas distribution throughput (bcf):
Sales	89	86	3%
Transportation	301	273	10
Heating degree days (gas distribution service area):
North Carolina	1,583	1,692	(6)
Ohio and West Virginia	2,912	2,758	6
Utah, Wyoming and Idaho	2,478	2,398	3
Average gas distribution customer accounts (thousands):
Sales	1,965	1,922	2
Transportation	1,140	1,137	—

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	First Quarter 2022 vs. 2021 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$2	$—
Other	34	0.04
Rider equity return	8	0.01
Interest expense, net	1	—
Other	(2)	—
Share dilution	—	—
Change in net income contribution	$43	$0.05

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2022	2021	% Change
Electricity delivered (million MWh)	5.2	5.3	(2%)
Electricity supplied (million MWh)	5.5	5.6	(2)
Degree days (electric distribution service areas):
Cooling	—	1	(100)
Heating	750	786	(5)
Average electric distribution customer accounts (thousands)	772	761	1
Gas distribution throughput (bcf):
Sales	20	20	—
Average gas distribution customer accounts (thousands)	422	408	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2022 vs. 2021 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$1	$—
Other	15	0.02
Capital cost rider	(2)	—
Regulated gas sales	3	—
Other	(10)	(0.02)
Share dilution	—	—
Change in net income contribution	$7	$—

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	First Quarter
	2022	2021	% Change
Electricity supplied (million MWh)	4.6	5.1	(10%)

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	First Quarter 2022 vs. 2021 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$(24)	$(0.03)
Planned outage costs	(4)	—
Renewable energy investment tax credits	(29)	(0.04)
Depreciation and amortization	12	0.02
Other	(4)	—
Share dilution	—	—
Change in net income contribution	$(49)	$(0.05)
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2022	2021	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(269)	$(87)	$(182)
Specific items attributable to Corporate and Other segment	(20)	202	(222)
Total specific items	(289)	115	(404)
Other corporate operations:
Interest expense, net	(79)	(111)	32
Other	57	67	(10)
Total other corporate operations	(22)	(44)	22
Total net income (expense)	$(311)	$71	$(382)
EPS impact	$(0.43)	$0.07	$(0.50)

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. In 2022, this primarily included a $87 million charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale that will reverse when the sale is completed, a $52 million after-tax benefit for derivative mark-to-market changes and $19 million net income from discontinued operations, primarily associated with the Q-Pipe Group. In 2021, this primarily included a $234 million after-tax benefit for derivative mark-to-market changes, a $53 million after-tax charge for corporate office lease termination associated with workplace realignment and $28 million net income from discontinued operations, primarily associated with the Q-Pipe Group.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2022	2021	$ Change
(millions)
Net income	$357	$374	$(17)

Overview

First Quarter 2022 vs. 2021

Net income decreased 5% with no transactions or events contributing to a significant change in net income.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2022	2021	$ Change
(millions)
Operating revenue	$2,167	$1,830	$337
Electric fuel and other energy-related purchases	516	406	110
Purchased (excess) electric capacity	11	(3)	14
Other operations and maintenance	570	513	57
Depreciation and amortization	429	324	105
Other taxes	75	93	(18)
Impairment of assets and other charges (benefit)	4	(51)	55
Other income	4	32	(28)
Interest and related charges	148	136	12
Income tax expense	61	70	(9)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2022 vs. 2021

Operating revenue increased 18%, primarily reflecting:

•	The absence of a $151 million decrease from an unbilled revenue reduction;
•	A $108 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	A $69 million increase from riders;
•	A $35 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•	A $19 million increase in sales to retail customers, primarily due to an increase in heating degree days.

These increases were partially offset by:

•	A $40 million decrease associated with settlements of economic hedges of certain regulated electric sales; and
•	A $15 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 27%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $14 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021.

Other operations and maintenance increased 11%, primarily reflecting:

•	A $41 million increase in storm damage and service restoration costs;
•	A $17 million increase in outside services; and

•

The absence of a $10 million reduction in bad debt expense due to the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; partially offset by

•	A $14 million decrease in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•	A $11 million decrease in salaries, wages and benefits.

Depreciation and amortization increased 32%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase in RGGI related amortization ($45 million), which are offset in operating revenue and do not impact net income, and an increase due to various projects being placed into service ($22 million), partially offset by depreciation rates revised in the first quarter of 2022 ($21 million).

Other taxes decreased 19%, primarily due to lower property taxes recorded in 2022 ($6 million) and lower business and occupational taxes as a result of a West Virginia legislative change ($5 million).

Impairment of assets and other charges increased $55 million, primarily due to the absence of a benefit for a change in the CCRO reserve associated with the 2021 Triennial Review ($130 million), partially offset by the absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($76 million).

Other income decreased 88%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 9%, primarily due to higher long-term debt interest expense resulting from net debt issuances in 2022 and 2021.

Income tax expense decreased 13%, primarily due to lower pre-tax income.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock. This section should be read in conjunction with Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2022	2021
(millions)
Cash, restricted cash and equivalents at January 1	$408	$247
Cash flows provided by (used in):
Operating activities	1,125	1,452
Investing activities	(1,574)	(2,308)
Financing activities	635	1,171
Net increase in cash, restricted cash and equivalents	186	315
Cash, restricted cash and equivalents at March 31	$594	$562

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities decreased $327 million, inclusive of a $12 million decrease from discontinued operations, primarily due to current year refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($190 million), lower deferred fuel cost recoveries ($108 million) and changes in working capital ($134 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $734 million, primarily due to a decrease in contributions to equity method affiliates including Atlantic Coast Pipeline ($962 million) and proceeds from the sale of assets and equity method investments ($146 million), partially offset by an increase in plant construction and other property additions ($294 million).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities decreased $536 million primarily due to lower net issuances of short-term debt ($1.7 billion), partially offset by higher issuances, net of repayments and redemptions, of long-term debt ($1.0 billion) and the absence of repayment of the 364-day revolving supplemental credit facility borrowings ($225 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the three months ended March 31, 2022.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $473 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Credit Facilities

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At March 31, 2022, Dominion Energy had $3.8 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

Long-Term Debt

Issuances and Borrowings of Long-Term Debt

Through March 31, 2022, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing long-term indebtedness and for general corporate purposes.

Month of Issuance	Type	Public / Private	Issuer / Borrowing Entity	Principal	Rate	Stated Maturity
				(millions)
January	Senior notes	Public	Virginia Power	$600	2.400%	2032
January	Senior notes	Public	Virginia Power	400	2.950%	2051
Total issuances and borrowings				$1,000

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

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate for amounts borrowed for general corporate purposes. The facility also offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. At March 31, 2022, Dominion Energy had no amounts outstanding under this supplemental credit facility. In May 2022, Dominion Energy provided notice of its intention to borrow $900 million under the facility.

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $3.2 billion and $4.4 billion of long-term debt during 2022, inclusive of amounts issued through March 31, 2022 as shown above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayment, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed through March 31, 2022:

Month of Redemption	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2022			$39		various
Early redemptions
None
Total repayments, repurchases and redemptions			$39
(1)	Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 16 to the Consolidated Financial Statements in this report and Note 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

Through March 31, 2022, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2022, Dominion Energy expects to remarket approximately $165 million of its senior notes and tax-exempt bonds, inclusive of $138 million of Virginia Power’s tax-exempt bonds remarketed in April 2022.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the ratings agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. As of March 31, 2022, there have been no changes in Dominion Energy’s credit ratings.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of March 31, 2022, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. Through March 31, 2022, Dominion Energy has issued $45 million of stock through these programs. See Note 16 to the Consolidated Financial Statements in

this report for additional information. Dominion Energy anticipates raising between $300 million and $500 million of capital through the issuance of common stock in 2022 and may issue up to $150 million of stock under settlement agreements associated with litigation acquired in the SCANA Combination as discussed in Note 17 to the Consolidated Financial Statements in this report, inclusive of 0.9 million shares of its common stock, valued at $72 million, issued in May 2022 to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR. As discussed in Note 16 to the Consolidated Financial Statements in this report, in June 2022, Dominion Energy will settle the stock purchase contract component of the 2019 Equity Units which is expected to result in proceeds in the event of a successful remarketing of $1.6 billion and the issuance of up to 21.8 million shares, subject to a formula based on the average closing price of Dominion Energy common stock. As discussed in Note 16 to the Consolidated Financial Statements in this report, Dominion Energy, subject to approval by its Board of Directors and the settlement of a successful remarketing, will redeem all outstanding shares of the Series A Preferred Stock in September 2022.

Through March 31, 2022, Dominion Energy has not repurchased and does not plan to repurchase in 2022 any shares of common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of March 31, 2022, there have been no material changes to Dominion Energy’s total planned capital expenditures for each segment through 2026 as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of March 31, 2022, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as March 31, 2022 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$54	$—	$54
Non-investment grade(2)	15	14	1
No external ratings:
Internally rated—investment grade(3)	27	—	27
Internally rated—non-investment grade(4)	14	—	14
Total	$110	$14	$96

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 45% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 28% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 7% of the total net credit exposure.

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Other Material Cash Requirements

As of March 31, 2022, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. Such obligations include:

•	Operating and finance lease obligations – See Note 14 to the Consolidated Financial Statements in this report;
•	Regulatory liabilities – See Note 12 to the Consolidated Financial Statements in this report;
•	AROs – See Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021;
•	Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021;
•	Charitable commitments – See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021;
•	Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021; and
•	Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In March 2022, the Virginia Commission approved Virginia Power’s application filed in December 2021 for approval of a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development.  In April 2022, Virginia Power filed an application with the North Carolina Commission for approval of the same lease contract.

In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure to certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project.

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

Market Risk Sensitive Instruments and Risk Management

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in the Companies’ electric operations and Dominion Energy’s natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities. The Companies’ exposure to foreign currency exchange rate risk is related to certain fixed price contracts entered into in 2021 in connection with the CVOW Commercial Project. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices could result in a change to the ultimate cost of the project. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure to certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $78 million and $16 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of March 31, 2022 and December 31, 2021, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $38 million and $6 million in the fair value of Virginia Power’s commodity-based derivative instruments as of March 31, 2022 and December 31, 2021, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2022 or December 31, 2021.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of March 31, 2022, Dominion Energy and Virginia Power had $14.4 billion and $3.9 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $228 million and $141 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at March 31, 2022. As of December 31, 2021, Dominion Energy and Virginia Power had $11.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $191 million and $111 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2021.

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

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $197 million for the three months ended March 31, 2022, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $304 million and $1.1 billion for the three months ended March 31, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $134 million, $64 million and $64 million for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, respectively.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $89 million for the three months ended March 31, 2022, and net investment gains (including investment income) on nuclear decommissioning trust investments of $153 million and $568 million for the three months ended March 31, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $68 million, $28 million and $31 million for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, respectively.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•	Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.
•	Notes 13 and 17 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/22 - 1/31/22	3,942	$78.64	—	$ 0.92 billion
2/1/22 - 2/28/22	59,592	80.00	—	0.92 billion
3/1/22 - 3/31/22	6,111	79.29	—	0.92 billion
Total	69,645	79.86	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

ITEM 5. OTHER INFORMATION

On May 5, 2022, Dominion Energy filed a prospectus supplement to its effective registration statement on Form S-3 (File No. 333-239467) filed with the SEC on June 26, 2020 for purposes of registering the offer and resale of certain shares of its common stock previously issued and delivered to SCDOR in accordance with the terms of a settlement agreement as discussed in Note 17 to the Consolidated Financial Statements in this report. The registration rights agreement and opinion of counsel relating to the registration and validity of such shares are filed as Exhibits 4.2 and 5.1, respectively, to this Quarterly Report on Form 10-Q for the purpose of incorporating such exhibits by reference into the registration statement and the related prospectus contained therein, as supplemented by the prospectus supplement.

On May 5, 2022, Dominion Energy notified applicable holders that it will conduct a final remarketing of shares of Series A Preferred Stock during a final remarketing period beginning on May 23, 2022 and ending on May 27, 2022.  Dominion Energy has received a commitment from a financial institution to purchase at a price of $1,000 per share any shares of Series A Preferred Stock included in the final remarketing that are not sold to other purchasers through a marketed process based on an annual dividend rate of 1.75% for the June 1, 2022 through August 31, 2022 dividend period, which annual dividend rate will increase to 6.75% effective September 1, 2022. In connection with this commitment, Dominion Energy has agreed to redeem all outstanding shares of Series A Preferred Stock on September 1, 2022, assuming settlement of the final remarketing and subject to approval by Dominion Energy’s Board of Directors, a determination that Dominion Energy has funds legally available for the redemption as required by Virginia law and the terms of the Series A Preferred Stock and the issuance of a redemption notice as required by the terms of the Series A Preferred Stock.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as amended, effective December 9, 2021 (Exhibit 3.1, Form 8-K filed December 9, 2021, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 5, 2021 (Exhibit 3.1, Form 8-K filed May 6, 2021, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November  1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.2, Form 8-K filed January 13, 2022, File No.000-55337).

		X	X

4.2	Registration Rights Agreement, dated May 5, 2022, by and between Dominion Energy, Inc. and South Carolina Department of Revenue (filed herewith).	X

5.1	Opinion of McGuireWoods LLP (filed herewith).	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 5, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 5, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 5, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 5, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer