Form 10-Q
period 2022-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2022-08-08
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At August 1, 2022, the latest practicable date for determination, Dominion Energy, Inc. had 832,502,797 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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
Series A Preferred Stock

Dominion Energy’s Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share (previously designated the 1.75% Series A Cumulative Perpetual Convertible Preferred Stock)

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

Three Cedars	Granite Mountain and Iron Springs, collectively
UEX	Uncollectible Expense Rider deployed by East Ohio
Ullico	The legal entity, Ullico Inc., one or more of its consolidated subsidiaries, or the entirety of Ullico Inc. and its consolidated subsidiaries
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions, except per share amounts)
Operating Revenue	$3,596	$3,038	$7,875	$6,908
Operating Expenses
Electric fuel and other energy-related purchases	730	487	1,408	1,037
Purchased electric capacity	16	25	29	36
Purchased gas	202	121	847	605
Other operations and maintenance	985	895	2,039	1,881
Depreciation, depletion and amortization	695	604	1,393	1,212
Other taxes	235	222	488	479
Impairment of assets and other charges	415	321	405	416
Losses (gains) on sales of assets	636	—	608	1
Total operating expenses	3,914	2,675	7,217	5,667
Income (loss) from operations	(318)	363	658	1,241
Earnings from equity method investees	83	65	163	145
Other income (expense)	(287)	312	(241)	599
Interest and related charges	47	518	221	571
Income (loss) from continuing operations including noncontrolling interests before income tax expense (benefit)	(569)	222	359	1,414
Income tax expense (benefit)	(117)	(47)	119	165
Net Income (Loss) From Continuing Operations	(452)	269	240	1,249
Net Income (Loss) From Discontinued Operations(1)	(1)	26	18	54
Net Income (Loss) Including Noncontrolling Interests	(453)	295	258	1,303
Noncontrolling Interests	—	10	—	10
Net Income (Loss) Attributable to Dominion Energy	$(453)	$285	$258	$1,293
Amounts attributable to Dominion Energy
Net income (loss) from continuing operations	$(452)	$259	$240	$1,239
Net income (loss) from discontinued operations	(1)	26	18	54
Net income (loss) attributable to Dominion Energy	$(453)	$285	$258	$1,293
EPS - Basic
Net income (loss) from continuing operations	$(0.58)	$0.30	$0.23	$1.49
Net income (loss) from discontinued operations	—	0.03	0.02	0.07
Net income (loss) attributable to Dominion Energy	$(0.58)	$0.33	$0.25	$1.56
EPS - Diluted
Net income (loss) from continuing operations	$(0.58)	$0.30	$0.23	$1.49
Net income (loss) from discontinued operations	—	0.03	0.02	0.07
Net income (loss) attributable to Dominion Energy	$(0.58)	$0.33	$0.25	$1.56

(1)

Includes income tax expense (benefit) of $(2) million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $11 million for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Net income (loss) including noncontrolling interests	$(453)	$295	$258	$1,303
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	29	(16)	54	23
Changes in unrealized net gains (losses) on investment securities(2)	(27)	12	(89)	(19)
Changes in net unrecognized pension and other postretirement benefit costs(3)	2	—	30	6
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	11	12	21	25
Net realized (gains) losses on investment securities(5)	9	(3)	12	(2)
Net pension and other postretirement benefit costs(6)	16	26	33	44
Changes in other comprehensive income from equity method investees(7)	—	—	1	—
Total other comprehensive income	40	31	62	77
Comprehensive income (loss) including noncontrolling interests	(413)	326	320	1,380
Comprehensive income (loss) attributable to noncontrolling interests	—	10	—	10
Comprehensive income (loss) attributable to Dominion Energy	$(413)	$316	$320	$1,370

(1)

Net of $(10) million and $5 million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(18) million and $(8) million tax for the six months ended June 30, 2022 and 2021, respectively.

(2)

Net of $9 million and $(2) million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $28 million and $8 million tax for the six months ended June 30, 2022 and 2021, respectively.

(3)

Net of $2 million and $(3) million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(8) million and $(7) million tax for the six months ended June 30, 2022 and 2021, respectively.

(4)

Net of $(3) million and $(4) million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(7) million and $(8) million tax for the six months ended June 30, 2022 and 2021, respectively.

(5)

Net of $(3) million and $1 million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(4) million and $1 million tax for the six months ended June 30, 2022 and 2021, respectively.

(6)

Net of $(6) million and $(9) million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(12) million and $(16) million tax for the six months ended June 30, 2022 and 2021, respectively.

(7)	Net of $— and $— million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $— million and $— million tax for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$272	$283
Customer receivables (less allowance for doubtful accounts of $38 and $40)	2,245	2,219
Other receivables (less allowance for doubtful accounts of $4 at both dates)	277	349
Inventories	1,584	1,631
Derivative assets	596	122
Margin deposit assets	969	678
Regulatory assets	1,863	1,492
Short-term deposit	2,000	—
Other	573	470
Current assets held for sale	1,009	25
Total current assets	11,388	7,269
Investments
Nuclear decommissioning trust funds	5,872	7,950
Investment in equity method affiliates	2,943	2,932
Other	386	394
Total investments	9,201	11,276
Property, Plant and Equipment
Property, plant and equipment	88,695	86,503
Accumulated depreciation, depletion and amortization	(27,431)	(26,729)
Total property, plant and equipment, net	61,264	59,774
Deferred Charges and Other Assets
Goodwill	7,297	7,405
Derivative assets	1,513	491
Regulatory assets	8,371	8,643
Other	4,644	4,732
Total deferred charges and other assets	21,825	21,271
Total assets	$103,678	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2022	December 31, 2021(1)
(millions)
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$2,545	$841
Short-term debt	3,080	2,314
Mandatorily redeemable preferred stock (see Note 16)	1,606	—
Accounts payable	1,130	1,197
Accrued interest, payroll and taxes	1,002	1,169
Derivative liabilities	982	359
Regulatory liabilities	945	986
Other(2)	1,651	1,807
Current liabilities held for sale	225	—
Total current liabilities	13,166	8,673
Long-Term Debt
Long-term debt	35,575	35,190
Junior subordinated notes	1,386	1,386
Supplemental credit facility borrowings	450	—
Other	848	850
Total long-term debt	38,259	37,426
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,844	6,658
Regulatory liabilities	10,100	10,713
Other	7,012	7,202
Total deferred credits and other liabilities	23,956	24,573
Total liabilities	75,381	70,672
Commitments and Contingencies (see Note 17)
Mezzanine Equity
Preferred stock (see Note 16)	—	1,610
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	23,427	21,610
Retained earnings	4,483	5,373
Accumulated other comprehensive loss	(1,396)	(1,458)
Shareholders' equity	28,297	27,308
Total liabilities, mezzanine equity and shareholders' equity	$103,678	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 832 million and 810 million shares outstanding at June 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2021	2	$2,387	806	$21,310	$4,673	$(1,671)	$26,699	$339	$27,038
Net income including noncontrolling interests					285		285	10	295
Issuance of stock			1	49			49		49
Stock awards (net of change in unearned compensation)				11			11		11
Preferred stock dividends (see Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per share) and distributions					(508)		(508)	(15)	(523)
Other comprehensive income, net of tax						31	31		31
Other				(1)			(1)		(1)
June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884

March 31, 2022	2	$1,783	811	$21,657	$5,516	$(1,436)	$27,520	$—	$27,520
Net loss including noncontrolling interests					(453)		(453)		(453)
Issuance of stock			21	1,758			1,758		1,758
Stock awards (net of change in unearned compensation)				12			12		12
Preferred stock dividends (see Note 16)					(25)		(25)		(25)
Common stock dividends ($0.6675 per share) and distributions					(555)		(555)		(555)
Other comprehensive income, net of tax						40	40		40
June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,293		1,293	10	1,303
Issuance of stock			1	97			97		97
Stock awards (net of change in unearned compensation)				15			15		15
Preferred stock dividends (see Note 16)					(32)		(32)		(32)
Common stock dividends ($1.260 per common share) and distributions					(1,016)		(1,016)	(20)	(1,036)
Other comprehensive income, net of tax						77	77		77
Other				(1)			(1)		(1)
June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884

December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					258		258		258
Issuance of stock			22	1,803			1,803		1,803
Stock awards (net of change in unearned compensation)				14			14		14
Preferred stock dividends (see Note 16)					(52)		(52)		(52)
Common stock dividends ($1.335 per share) and distributions					(1,096)		(1,096)		(1,096)
Other comprehensive income, net of tax						62	62		62
June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2022	2021
(millions)
Operating Activities
Net income including noncontrolling interests	$258	$1,303
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,535	1,358
Deferred income taxes and investment tax credits	145	211
Impairment of assets and other charges	392	416
Losses (gains) on sales of assets and equity method investments	601	—
Net (gains) losses on nuclear decommissioning trust funds and other investments	556	(364)
Other adjustments	(56)	254
Changes in:
Accounts receivable	(115)	337
Inventories	(12)	10
Deferred fuel and purchased gas costs, net	(858)	(300)
Prepayments	(81)	(143)
Accounts payable	69	(42)
Accrued interest, payroll and taxes	(155)	(135)
Customer deposits	—	(15)
Margin deposit assets and liabilities	(291)	(176)
Net realized and unrealized changes related to derivative activities	(87)	119
Pension and other postretirement benefits	(231)	(150)
Other operating assets and liabilities	(309)	(443)
Net cash provided by operating activities	1,361	2,240
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,219)	(2,664)
Acquisition of solar development projects	(121)	(36)
Proceeds from sales of securities	2,081	2,710
Purchases of securities	(1,851)	(2,683)
Proceeds from sale of assets and equity method investments	146	—
Contributions to equity method affiliates	(31)	(983)
Short-term deposit	(2,000)	—
Other	(153)	(112)
Net cash used in investing activities	(5,148)	(3,768)
Financing Activities
Issuance of short-term debt, net	765	2,133
Repayment of supplemental 364-day credit facility borrowings	—	(225)
Issuance and remarketing of long-term debt	2,338	1,250
Repayment and repurchase of long-term debt	(221)	(722)
Supplemental credit facility borrowings	900	250
Repayment of supplemental credit facility borrowings	(450)	—
Issuance of common stock	1,701	97
Common dividend payments	(1,096)	(1,016)
Other	(151)	(182)
Net cash provided by financing activities	3,786	1,585
Increase (decrease) in cash, restricted cash and equivalents	(1)	57
Cash, restricted cash and equivalents at beginning of period	408	247
Cash, restricted cash and equivalents at end of period	$407	$304

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Operating Revenue(1)	$2,175	$1,741	$4,342	$3,571
Operating Expenses
Electric fuel and other energy-related purchases(1)	533	349	1,049	755
Purchased electric capacity	11	4	22	1
Other operations and maintenance:
Affiliated suppliers	84	78	175	165
Other	394	321	873	747
Depreciation and amortization	425	323	854	647
Other taxes	83	83	158	176
Impairment of assets and other charges (benefit)	409	12	413	(39)
Total operating expenses	1,939	1,170	3,544	2,452
Income from operations	236	571	798	1,119
Other income (expense)	(44)	40	(40)	72
Interest and related charges(1)	145	128	293	264
Income before income tax expense	47	483	465	927
Income tax expense	—	69	61	139
Net Income	$47	$414	$404	$788

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Net income	$47	$414	$404	$788
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	25	(12)	44	20
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(3)	3	(10)	(2)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(3)	—	—	1	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	—	(1)	(1)	—
Total other comprehensive income (loss)	22	(10)	34	19
Comprehensive income	$69	$404	$438	$807

(1)

Net of ($8) million and $5 million tax for the three months ended June 30, 2022 and 2021, respectively, and net of $(15) million and $(6) million tax for the six months ended June 30, 2022 and 2021, respectively.

(2)	Net of $2 million and $— tax for the three months ended June 30, 2022 and 2021, respectively, and net of $4 million and $— tax for the six months ended June 30, 2022 and 2021, respectively.
(3)	Net of $— and $— tax for the three months ended June 30, 2022 and 2021, respectively, and net of $— and $— tax for the six months ended June 30, 2022 and 2021, respectively.
(4)	Net of $— and $— tax for the three months ended June 30, 2022 and 2021, respectively, and net of $— and $— tax for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$26
Customer receivables (less allowance for doubtful accounts of $28 at both dates)	1,414	1,172
Other receivables (less allowance for doubtful accounts of $2 at both dates)	78	112
Affiliated receivables	169	37
Inventories (average cost method)	850	871
Margin deposit assets	478	167
Derivative assets(2)	345	76
Regulatory assets	1,129	850
Other	134	39
Total current assets	4,653	3,350
Investments
Nuclear decommissioning trust funds	3,160	3,734
Other	4	3
Total investments	3,164	3,737
Property, Plant and Equipment
Property, plant and equipment	51,666	49,890
Accumulated depreciation and amortization	(15,754)	(15,234)
Total property, plant and equipment, net	35,912	34,656
Deferred Charges and Other Assets
Regulatory assets	3,916	4,130
Other(2)	2,338	2,059
Total deferred charges and other assets	6,254	6,189
Total assets	$49,983	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2022	December 31, 2021(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,015	$313
Short-term debt	725	745
Accounts payable	446	402
Payables to affiliates	225	121
Affiliated current borrowings	112	699
Accrued interest, payroll and taxes	316	274
Asset retirement obligations	282	191
Regulatory liabilities	537	647
Derivative liabilities(2)	308	134
Other	579	567
Total current liabilities	4,545	4,093
Long-Term Debt
Long-term debt	14,913	13,453
Other	509	503
Total long-term debt	15,422	13,956
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,392	3,183
Asset retirement obligations	3,700	3,732
Regulatory liabilities	5,282	5,740
Other(2)	1,224	1,248
Total deferred credits and other liabilities	13,598	13,903
Total liabilities	33,565	31,952
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	9,574	9,170
Accumulated other comprehensive loss	(7)	(41)
Total common shareholder’s equity	16,418	15,980
Total liabilities and shareholder’s equity	$49,983	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2022 and December 31, 2021.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2021	275	$5,738	$1,113	$7,983	$(23)	$14,811
Net income				414		414
Dividends				(150)		(150)
Other comprehensive loss, net of tax					(10)	(10)
Other				(1)		(1)
June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064

March 31, 2022	275	$5,738	$1,113	$9,526	$(29)	$16,348
Net income				47		47
Other comprehensive loss, net of tax					22	22
Other				1		1
June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				788		788
Dividends				(300)		(300)
Other comprehensive income, net of tax					19	19
June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064

December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				404		404
Other comprehensive income, net of tax					34	34
June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2022	2021
(millions)
Operating Activities
Net income	$404	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	937	723
Deferred income taxes and investment tax credits	147	218
Impairment of assets and other charges (benefit)	400	(39)
Net (gains) losses on nuclear decommissioning trust funds and other investments	75	(43)
Other adjustments	(50)	124
Changes in:
Accounts receivable	(302)	88
Affiliated receivables and payables	(27)	(208)
Inventories	22	25
Prepayments	4	(4)
Deferred fuel expenses, net	(780)	(277)
Accounts payable	116	15
Accrued interest, payroll and taxes	42	43
Margin deposit assets and liabilities	(311)	(18)
Net realized and unrealized changes related to derivative activities	84	51
Other operating assets and liabilities	(72)	(202)
Net cash provided by operating activities	689	1,284
Investing Activities
Plant construction and other property additions	(1,996)	(1,575)
Purchases of nuclear fuel	(118)	(73)
Acquisition of solar development projects	(38)	(19)
Proceeds from sales of securities	864	1,249
Purchases of securities	(892)	(1,262)
Other	(21)	(22)
Net cash used in investing activities	(2,201)	(1,702)
Financing Activities
Issuance (repayment) of short-term debt, net	(20)	769
Repayment of affiliated current borrowings, net	(587)	(32)
Issuance and remarketing of long-term debt	2,338	—
Repayment and repurchase of long-term debt	(138)	—
Common dividend payments to parent	—	(300)
Other	(49)	(5)
Net cash provided by financing activities	1,544	432
Increase in cash, restricted cash and equivalents	32	14
Cash, restricted cash and equivalents at beginning of period	26	35
Cash, restricted cash and equivalents at end of period	$58	$49

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2022, their results of operations and changes in equity for the three and six months ended June 30, 2022 and 2021 and their cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2022	June 30, 2021	December 31, 2021	December 31, 2020
(millions)
Dominion Energy
Cash and cash equivalents(1)	$273	$259	$283	$179
Restricted cash and equivalents(2)(3)	134	45	125	68
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$407	$304	$408	$247
Virginia Power
Cash and cash equivalents	$56	$49	$26	$35
Restricted cash and equivalents(3)	2	—	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$58	$49	$26	$35

(1)

At June 30, 2022, June 30, 2021 and December 31, 2020, Dominion Energy had $1 million, $19 million and $7 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2021.

(2)

At both June 30, 2021 and December 31, 2020, Dominion Energy had $3 million of restricted cash and equivalents included in current assets held for sale. No amounts were included in current assets held for sale at June 30, 2022 and December 31, 2021.

(3)	Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Six Months Ended June 30,
	2022	2021
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$512	$327
Accrued contributions to equity method affiliates	—	20
Leases(2)	57	29
(1)	See Note 16 for noncash financing activities related to the remarketing of Series A Preferred Stock and the issuance of common stock associated with the settlement of litigation.
(2)	Includes $19 million and $22 million of financing leases at June 30, 2022 and 2021, respectively, and $38 million and $7 million of operating leases at June 30, 2022 and 2021, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Six Months Ended June 30,
	2022	2021
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$240	$207
Leases(1)	47	17
(1)	Includes $14 million and $17 million of financing leases at June 30, 2022 and 2021, respectively, and $33 million of operating leases at June 30, 2022.

Property, Plant and Equipment

In the first quarter of 2022, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. The change resulted in a decrease in depreciation expense in Virginia Power’s Consolidated Statements of Income of $15 million ($11 million after-tax) and $30 million ($22 million after-tax) for the three and six months ended June 30, 2022, respectively, and an increase in Dominion Energy’s EPS of $0.01 and $0.03 for the three and six months ended June 30, 2022, respectively. The revision is expected to decrease Virginia Power’s annual depreciation expense by approximately $60 million ($45 million after-tax) and increase Dominion Energy’s EPS by approximately $0.05.

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

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed businesses for up to 12 months after closing, subject to extension. Dominion Energy recorded $2 million and $3 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the three and six months ended June 30, 2022, respectively.

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Q-Pipe Group	Q-Pipe Group
(millions)
Operating revenue	$59	$126
Operating expense	9	28
Other income	1	1
Interest and related charges	5	10
Income before income taxes	46	89
Income tax expense	9	17
Net income attributable to Dominion Energy	$37	$72

Capital expenditures and significant noncash items relating to the Q-Pipe Group included the following:

Six Months Ended June 30, 2021
(millions)
Capital expenditures	$15
Significant noncash items:
Accrued capital expenditures	4

Sale of Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million of cash consideration, subject to customary closing adjustments. The sale will be treated as a stock sale for tax purposes and is expected to close by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the West Virginia Commission, and other customary closing and regulatory conditions. In March 2022, the waiting period under the Hart-Scott-Rodino Act expired. Also in March 2022, Dominion Energy filed for review and approval with the West Virginia Commission. In August 2022, Dominion Energy, the West Virginia Commission staff and other parties filed a comprehensive settlement agreement recommending approval of the sale with the West Virginia Commission.

In the first quarter of 2022, Dominion Energy recorded a charge of $87 million in income tax expense in its Consolidated Statements of Income to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale.  See Note 5 for additional information. Following closing of the sale, Dominion Energy expects to recognize a pre-tax gain of approximately $40 million, subject to customary closing adjustments, (net of $110 million write-off of goodwill which is not deductible for tax purposes) and an after-tax loss of approximately $65 million.

At June 30, 2022, the assets and liabilities of Hope, included in Gas Distribution, are classified as held for sale and reflected in current assets held for sale and current liabilities held for sale, respectively, in Dominion Energy’s Consolidated Balance Sheets. The carrying amounts of major classes of assets and liabilities classified as held for sale in Dominion Energy’s Consolidated Balance Sheets are as follows:

June 30, 2022
(millions)
Current assets	71
Property, plant and equipment, net	499
Other deferred charges and other assets, including goodwill(1) and intangible assets	313
Current liabilities	44
Long-term debt	1
Deferred credits and other liabilities	176
(1)	Includes goodwill of $110 million.

Sale of Kewaunee

In May 2021, Dominion Energy entered into an agreement to sell 100% of the equity interests in Dominion Energy Kewaunee, Inc. to EnergySolutions, including the transfer of all decommissioning obligations associated with Kewaunee, which ceased operations in 2013. The sale closed in June 2022 following approval from the Wisconsin Commission in May 2022 and NRC approval of a requested license transfer in March 2022.  The sale is treated as an asset sale for tax purposes and Dominion Energy retained the assets and obligations of the pension and other postretirement employee benefit plans. EnergySolutions is subject to the Wisconsin regulatory conditions agreed to by Dominion Energy upon its acquisition of Kewaunee, including the return of any excess decommissioning funds to WPSC and WP&L customers following completion of all decommissioning activities.

In the second quarter of 2022, Dominion Energy recorded a loss of $649 million ($513 million after-tax), recorded in losses (gains) on sales of assets in its Consolidated Statements of Income, primarily related to the difference between the nuclear decommissioning trust and AROs.  Prior to its receipt, there had been uncertainty as to the timing of or ability to obtain approval from the Wisconsin Commission. Prior to closing, Dominion Energy withdrew $80 million from the nuclear decommissioning trust to recover certain spent nuclear fuel and other permitted costs.

All activity related to Kewaunee prior to closing is included in Contracted Assets.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,117	$1,017	$2,404	$2,172
Commercial	1,089	761	1,987	1,480
Industrial	220	175	417	353
Government and other retail	297	223	569	412
Wholesale	68	36	115	79
Nonregulated electric sales	236	229	603	483
Regulated gas sales:
Residential	231	188	1,000	818
Commercial	106	79	379	285
Other	51	23	96	57
Nonregulated gas sales	4	15	5	67
Regulated gas transportation and storage	241	219	538	490
Other regulated revenues	73	74	119	140
Other nonregulated revenues(1)	61	45	109	88
Total operating revenue from contracts with customers	3,794	3,084	8,341	6,924
Other revenues(2)(3)	(198)	(46)	(466)	(16)
Total operating revenue	$3,596	$3,038	$7,875	$6,908
Virginia Power
Regulated electric sales:
Residential	$816	$748	$1,831	$1,637
Commercial	874	564	1,591	1,111
Industrial	110	83	213	174
Government and other retail	281	208	539	384
Wholesale	31	22	63	48
Nonregulated electric sales	31	9	45	14
Other regulated revenues	80	71	131	128
Other nonregulated revenues(1)(4)	16	18	22	34
Total operating revenue from contracts with customers	2,239	1,723	4,435	3,530
Other revenues(2)(4)	(64)	18	(93)	41
Total operating revenue	$2,175	$1,741	$4,342	$3,571

(1)

Includes sales which are considered to be goods transferred at a point in time of $14 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $25 million and $15 million for the six months ended June 30, 2022 and 2021, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $7 million for both the three months ended June 30, 2022 and 2021, and $11 million and $13 million for the six months ended June 30, 2022 and 2021, respectively, at Dominion Energy and less than $1 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and less than $1 million and $9 million for the six months ended June 30, 2022 and 2021, respectively, at Virginia Power.

(2)

Includes alternative revenue of $40 million and $25 million at Dominion Energy and $19 million and $18 million at Virginia Power for the three months ended June 30, 2022 and 2021, respectively, and $70 million and $47 million at Dominion Energy and $27 million and $38 million at Virginia Power for the six months ended June 30, 2022 and 2021, respectively.

(3)	Includes revenue associated with services provided to discontinued operations of $1 million and $2 million for the three and six months ended June 30, 2021, respectively.
(4)	See Note 19 for amounts attributable to affiliates.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2022	2022	2023	2024	2025	2026	Thereafter	Total
(millions)
Dominion Energy	$36	$70	$63	$56	$49	$451	$725

At June 30, 2022 and December 31, 2021, Dominion Energy’s contract liability balances were $123 million and $124 million, respectively, and are recorded primarily in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At June 30, 2022 and December 31, 2021, Virginia Power’s contract liability balances were $50 million and $33 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2022 and 2021, Dominion Energy recognized revenue of $119 million and $123 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2022 and 2021, Virginia Power recognized $33 million and $36 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Six Months Ended June 30,	2022	2021	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of deferred taxes - stock of subsidiary held for sale	25.0	—	—	—
State taxes, net of federal benefit	7.9	2.3	4.4	4.5
Investment tax credits	(9.8)	(5.3)	(6.9)	(5.8)
Production tax credits	(1.1)	(0.4)	(1.0)	(0.6)
Reversal of excess deferred income taxes	(10.2)	(3.5)	(3.9)	(2.1)
State legislative change	—	(1.5)	—	(1.7)
Changes in state deferred taxes associated with assets held for sale	1.4	—	—	—
AFUDC - equity	(1.3)	(0.5)	(1.0)	(0.6)
Other, net	0.2	(0.4)	0.6	0.3
Effective tax rate	33.1%	11.7%	13.2%	15.0%

As described in Note 3, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope that will be treated as a stock sale for income tax purposes. In connection with the pending sale, Dominion Energy has recorded $90 million of deferred tax liabilities reflecting the excess of the financial reporting basis over the tax basis in Hope’s stock. These deferred taxes will reverse upon closing of the sale, which is expected to occur by the end of 2022.

As of June 30, 2022, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of these unrecognized tax benefits.

The Companies’ 2021 effective tax rate reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

Discontinued operations

Income tax expense reflected in discontinued operations is $4 million and $11 million for the six months ended June 30, 2022 and 2021, respectively.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions, except EPS)
Net income (loss) attributable to Dominion Energy from continuing operations	$(452)	$259	$240	$1,239
Preferred stock dividends (see Note 16)	(25)	(16)	(52)	(32)
Net income (loss) attributable to Dominion Energy from continuing operations – Basic	(477)	243	188	1,207
Dilutive effect of 2019 Equity Units (1)(2)	—	—	—	—
Net income (loss) attributable to Dominion Energy from continuing operations - Diluted	$(477)	$243	$188	$1,207
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1)	$26	$18	$54

Average shares of common stock outstanding – Basic	818.4	806.6	814.5	806.2
Net effect of dilutive securities (1)(3)	—	—	1.4	0.1
Average shares of common stock outstanding – Diluted	818.4	806.6	815.9	806.3

EPS from continuing operations – Basic	$(0.58)	$0.30	$0.23	$1.49
EPS from discontinued operations – Basic	-	0.03	0.02	0.07
EPS attributable to Dominion Energy – Basic	$(0.58)	$0.33	$0.25	$1.56

EPS from continuing operations – Diluted	$(0.58)	$0.30	$0.23	$1.49
EPS from discontinued operations – Diluted	-	0.03	0.02	0.07
EPS attributable to Dominion Energy – Diluted	$(0.58)	$0.33	$0.25	$1.56

(1)

As a result of a net loss from continuing operations for the three months ended June 30, 2022, any adjustments to earnings or shares would be considered antidilutive and are therefore excluded from the calculation of diluted EPS.

(2)

As discussed in Note 16, effective in June 2022, the Series A Preferred Stock is considered to be mandatorily redeemable and is classified in current liabilities. In accordance with revised accounting standards effective January 2022, a fair value adjustment, if dilutive, of the Series A Preferred Stock was no longer included in applying the if converted method to the 2019 Equity Units. In addition, diluted net income was no longer reduced by the Series A Preferred Stock dividends. No fair value adjustment was necessary for the three and six months ended June 30, 2021.

(3)

Dilutive securities for the six months ended June 30, 2022 consist primarily of stock expected to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method) as well as forward sales agreements entered into in November 2021 (applying the treasury stock method). See Notes 16 and 17 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, were potentially dilutive instruments. See Note 16 to the Consolidated Financial Statements in this report and Note 3 and Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

For the six months ended June 30, 2022, the 2019 Equity Units, applying the if converted method as updated effective January 2022 for the period prior to settlement in June 2022, were excluded from the calculation of diluted EPS from continuing operations as the effects were anti-dilutive.

For the three and six months ended June 30, 2021, the forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations as the dilutive stock price threshold was not met, the Series A Preferred Stock included within the 2019 Equity Units was excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion will be settled in cash rather than through the issuance of Dominion Energy common stock and a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three and six months ended June 30, 2021 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of Dominion Energy common stock.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Commodity	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Three Months Ended June 30, 2022
Beginning balance	$—	$(323)	$(323)	$(22)	$(1,088)	$(3)	$(1,436)
Other comprehensive income before reclassifications: gains (losses)	—	29	29	(27)	2	—	4
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	14	14	—	—	—	14
Other income (expense)	—	—	—	12	22	—	34
Total	—	14	14	12	22	—	48
Income tax expense (benefit)	—	(3)	(3)	(3)	(6)	—	(12)
Total, net of tax	—	11	11	9	16	—	36
Net current period other comprehensive income (loss)	—	40	40	(18)	18	—	40
Ending balance	$—	$(283)	$(283)	$(40)	$(1,070)	$(3)	$(1,396)
Three Months Ended June 30, 2021
Beginning balance	$—	$(367)	$(367)	$32	$(1,335)	$(1)	$(1,671)
Other comprehensive income before reclassifications: gains (losses)	—	(16)	(16)	12	—	—	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	16	16	—	—	—	16
Other income (expense)	—	—	—	(4)	35	—	31
Total	—	16	16	(4)	35	—	47
Income tax expense (benefit)	—	(4)	(4)	1	(9)	—	(12)
Total, net of tax	—	12	12	(3)	26	—	35
Net current period other comprehensive income (loss)	—	(4)	(4)	9	26	—	31
Ending balance	$—	$(371)	$(371)	$41	$(1,309)	$(1)	$(1,640)

(1)	Net of $94 million, $107 million, $125 million and $123 million tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.
(2)	Net of $14 million, $8 million, $(12) million and $(11) million tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.
(3)	Net of $376 million, $380 million, $455 million and $468 million tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.
(4)	Net of $1 million, $1 million, $— and $— tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.

	Commodity	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Six Months Ended June 30, 2022
Beginning balance	$—	$(358)	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income before reclassifications: gains (losses)	—	54	54	(89)	30	1	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	28	28	—	—	—	28
Other income (expense)	—	—	—	16	45	—	61
Total	—	28	28	16	45	—	89
Income tax expense (benefit)	—	(7)	(7)	(4)	(12)	—	(23)
Total, net of tax	—	21	21	12	33	—	66
Net current period other comprehensive income (loss)	—	75	75	(77)	63	1	62
Ending balance	$—	$(283)	$(283)	$(40)	$(1,070)	$(3)	$(1,396)

Six Months Ended June 30, 2021
Beginning balance	$(1)	$(418)	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	—	23	23	(19)	6	—	10
Amounts reclassified from AOCI: (gains) losses
Purchased gas	1	—	1	—	—	—	1
Interest and related charges	—	32	32	—	—	—	32
Other income (expense)	—	—	—	(3)	60	—	57
Total	1	32	33	(3)	60	—	90
Income tax expense (benefit)	—	(8)	(8)	1	(16)	—	(23)
Total, net of tax	1	24	25	(2)	44	—	67
Net current period other comprehensive income (loss)	1	47	48	(21)	50	—	77
Ending balance	$—	$(371)	$(371)	$41	$(1,309)	$(1)	$(1,640)

(1)	Net of $94 million,$119 million, $125 million and $141 million tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.
(2)	Net of $14 million, $(10) million, $(12) million and $(21) million tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.
(3)	Net of $376 million, $396 million, $455 million, and $478 million tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.
(4)	Net of $1 million, $1 million, $— and $— tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Three Months Ended June 30, 2022
Beginning balance	$(25)	$(25)	$(4)	$(29)
Other comprehensive income before reclassifications: gains (losses)	25	25	(3)	22
Net current period other comprehensive income (loss)	25	25	(3)	22
Ending balance	$—	$—	$(7)	$(7)
Three Months Ended June 30, 2021
Beginning balance	$(27)	$(27)	$4	$(23)
Other comprehensive income before reclassifications: gains (losses)	(12)	(12)	3	(9)
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	—	(1)	(1)
Total	—	—	(1)	(1)
Total, net of tax	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(12)	(12)	2	(10)
Ending balance	$(39)	$(39)	$6	$(33)

(1)Net of $— million, $9 million, $14 million and $10 million tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.

(2)Net of $3 million, $1 million, $(2) million and $(2) million tax at June 30, 2022, March 31, 2022, June 30, 2021 and March 31, 2021, respectively.

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Six Months Ended June 30, 2022
Beginning balance	$(45)	$(45)	$4	$(41)
Other comprehensive income before reclassifications: gains (losses)	44	44	(10)	34
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Other income (expense)	—	—	(1)	(1)
Total	1	1	(1)	—
Income tax expense	—	—	—	—
Total, net of tax	1	1	(1)	—
Net current period other comprehensive income (loss)	45	45	(11)	34
Ending balance	$—	$—	$(7)	$(7)
Six Months Ended June 30, 2021
Beginning balance	$(60)	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	20	20	(2)	18
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Total	1	1	—	1
Total, net of tax	1	1	—	1
Net current period other comprehensive income (loss)	21	21	(2)	19
Ending balance	$(39)	$(39)	$6	$(33)

(1)	Net of $— million, $16 million, $14 million and $21 million tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.
(2)	Net of $3 million, $(2) million, $(2) million and $(3) million tax at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively.

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

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at June 30, 2022.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
FTRs	235	Discounted cash flow	Market price (per MWh)	(3)	0 - 16	4
Electricity	235	Discounted cash flow	Market price (per MWh)	(3)	30 - 141	52
Physical options:
Natural gas(2)	32	Option model	Market price (per Dth)	(3)	4 - 19	9
			Price volatility	(4)	8% - 31%	22%
Total assets	$502
Liabilities
Physical and financial forwards:
Natural gas(2)	$17	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	0 - 11	3
Total liabilities	$22
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

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
(millions)
At June 30, 2022
Assets
Derivatives:
Commodity	$—	$263	$502	$765
Interest rate	—	1,345	—	1,345
Investments(1):
Equity securities:
U.S.	3,704	—	—	3,704
Fixed income:
Corporate debt instruments	—	618	—	618
Government securities	163	1,079	—	1,242
Total assets	$3,867	$3,305	$502	$7,674
Liabilities
Derivatives:
Commodity	$—	$1,182	$22	$1,204
Interest rate	—	333	—	333
Foreign currency exchange rate	—	113	—	113
Total liabilities	$—	$1,628	$22	$1,650
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$52	$230	$282
Interest rate	—	323	—	323
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,241	—	—	5,241
Fixed income:
Corporate debt instruments	—	881	—	881
Government securities	199	1,256	—	1,455
Cash equivalents and other	(29)	—	—	(29)
Total assets	$5,411	$2,520	$230	$8,161
Liabilities
Derivatives:
Commodity	$—	$461	$8	$469
Interest rate	—	399	—	399
Total liabilities	$—	$860	$8	$868
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $257 million and $366 million of assets at June 30, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$202	$56	$222	$103
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	(2)	—	(2)
Electric fuel and other energy-related purchases	117	4	165	(17)
Included in regulatory assets/liabilities	261	8	241	(39)
Settlements	(117)	(4)	(165)	17
Purchases	17	—	17	—
Ending balance	$480	$62	$480	$62

There were $(2) million of unrealized gains and losses included in operating revenue in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2021 and no such amounts for the three and six months ended June 30, 2022.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at June 30, 2022.  The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
FTRs	235	Discounted cash flow	Market price (per MWh)	(3)	0 - 16	4
Physical options:
Natural gas(2)	32	Option model	Market price (per Dth)	(3)	4 - 19	9
			Price volatility	(4)	8% - 31%	22%
Total assets	$267
Liabilities
Physical and financial forwards:
Natural gas(2)	$17	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	0 - 11	3
Total liabilities	$22

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2022
Assets
Derivatives:
Commodity	$—	$80	$267	$347
Interest rate	—	444	—	444
Investments(1):
Equity securities:
U.S.	1,977	—	—	1,977
Fixed income:
Corporate debt instruments	—	419	—	419
Government securities	91	497	—	588
Total assets	$2,068	$1,440	$267	$3,775
Liabilities
Derivatives:
Commodity	$—	$382	$22	$404
Interest rate	—	68	—	68
Foreign currency exchange rate	—	113	—	113
Total liabilities	$—	$563	$22	$585
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$36	$110	$146
Interest rate	—	146	—	146
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	2,420	—	—	2,420
Fixed income:
Corporate debt instruments	—	531	—	531
Government securities	93	506	—	599
Cash equivalents and other	(3)	—	—	(3)
Total assets	$2,510	$1,227	$110	$3,847
Liabilities
Derivatives:
Commodity	$—	$125	$8	$133
Interest rate	—	337	—	337
Total liabilities	$—	$462	$8	$470

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $173 million and $185 million of assets at June 30, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$22	$56	$102	$103
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	106	4	151	(17)
Included in regulatory assets/liabilities	206	18	126	(29)
Settlements	(106)	(4)	(151)	17
Purchases	17	—	17	—
Ending balance	$245	$74	$245	$74

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2022 and 2021.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash, restricted cash and equivalents, customer and other receivables, affiliated receivables, short-term deposit, short-term debt, mandatorily redeemable preferred stock, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)	$38,086	$36,642	$35,996	$40,947
Supplemental credit facility borrowings	450	450	—	—
Junior subordinated notes(3)	1,386	1,338	1,386	1,470
Virginia Power
Long-term debt(3)	$15,917	$15,264	$13,753	$16,021

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At June 30, 2022 and December 31, 2021, the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of less than $1 million and $2 million, respectively.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$357	$21	$—	$336	$153	$13	$—	$140
Exchange	173	170	—	3	9	7	—	2
Interest rate contracts:
Over-the-counter	1,345	273	—	1,072	323	49	—	274
Foreign currency exchange rate contracts:
Over-the-counter	—	—	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$1,875	$464	$—	$1,411	$493	$69	$—	$424

(1)	Excludes $235 million and $120 million of derivative assets at June 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$463	$21	$116	$326	$95	$13	$54	$28
Exchange	741	170	571	—	374	7	367	—
Interest rate contracts:
Over-the-counter	333	252	3	78	399	49	11	339
Foreign currency exchange rate contracts:
Over-the-counter	113	21	—	92	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,650	$464	$690	$496	$868	$69	$432	$367

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at June 30, 2022 or December 31, 2021.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at June 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	33	13
Basis(1)	158	428
Electricity (MWh in millions):
Fixed price	16	34
FTRs	99	—
Interest rate(2) (in millions)	$210	$12,757
Foreign currency exchange rate(2)(in millions):
Danish Krone	508 kr.	4,472 kr.
Euro	€525	€2,651

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at June 30, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(283)	$(35)	390 months
Total	$(283)	$(35)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2022 and 2021.

The following table presents the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges, all of which related to discontinued hedging relationships at both June 30, 2022 and December 31, 2021:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(millions)
Long-term debt	$(350)	$(352)	$—	$(2)

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2022
ASSETS
Current Assets
Commodity	$—	$553	$553
Interest rate	11	33	44
Total current derivative assets(1)	11	586	597
Noncurrent Assets
Commodity	—	212	212
Interest rate	444	857	1,301
Total noncurrent derivative assets	444	1,069	1,513
Total derivative assets	$455	$1,655	$2,110
LIABILITIES
Current Liabilities
Commodity	$—	$942	$942
Interest rate	—	32	32
Foreign currency exchange rate	—	10	10
Total current derivative liabilities(2)	—	984	984
Noncurrent Liabilities
Commodity	—	262	262
Interest rate	68	233	301
Foreign currency exchange rate	—	103	103
Total noncurrent derivative liabilities(3)	68	598	666
Total derivative liabilities	$68	$1,582	$1,650
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$103	$103
Interest rate	1	17	18
Foreign currency exchange rate	—	1	1
Total current derivative assets(1)	1	121	122
Noncurrent Assets
Commodity	—	179	179
Interest rate	145	160	305
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets	145	346	491
Total derivative assets	$146	$467	$613
LIABILITIES
Current Liabilities
Commodity	$—	$304	$304
Interest rate	42	13	55
Total current derivative liabilities(2)	42	317	359
Noncurrent Liabilities
Commodity	—	165	165
Interest rate	295	49	344
Total noncurrent derivative liabilities(3)	295	214	509
Total derivative liabilities	$337	$531	$868

(1)	At June 30, 2022, $1 million is recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets. No such amounts are classified as held for sale at December 31, 2021.
(2)	At June 30, 2022, $2 million is recorded in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets. No such amounts are classified as held for sale at December 31, 2021.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion Energy’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$39	$(14)	$354
Total	$39	$(14)	$354
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(16)	$(219)
Total	$(21)	$(16)	$(219)
Six Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate (3)	$72	$(28)	$633
Total	$72	$(28)	$633
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate (3)	$31	$(32)	$189
Commodity(4)	—	(1)	—
Total	$31	$(33)	$189

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in purchased gas.
Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(272)	$(146)	$(602)	$(187)
Purchased gas	3	7	5	7
Electric fuel and other energy-related purchases	137	7	196	(37)
Interest rate:
Interest and related charges	340	(157)	536	162
Total	$208	$(289)	$135	$(55)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(2)

Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant and equipment and regulatory assets/liabilities that will begin to amortize once the CVOW Commercial Project is placed in service.

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	June 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$281	$5	$—	$276	$110	$8	$—	$102
Exchange	2	2	—	—	7	7	—	—
Interest rate contracts:
Over-the-counter	444	54	—	390	146	20	—	126
Foreign currency exchange rate contracts:
Over-the-counter	—	—	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$727	$61	$—	$666	$271	$35	$—	$236

(1)	Excludes $64 million and $29 million of derivative assets at June 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	June 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$222	$5	$116	$101	$84	$8	$54	$22
Exchange	173	2	171	—	43	7	36	—
Interest rate contracts:
Over-the-counter	68	33	—	35	337	20	—	317
Foreign currency exchange rate contracts:
Over-the-counter	113	21	—	92	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$576	$61	$287	$228	$464	$35	$90	$339

(1)	Excludes $9 million and $6 million of derivative liabilities at June 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at June 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	25	13
Basis(1)	141	417
Electricity (MWh in millions):
Fixed price	8	7
FTRs	99	—
Interest rate(2) (in millions)	$—	$2,800
Foreign currency exchange rate(2)(in millions):
Danish Krone	508 kr.	4,472 kr.
Euro	€525	€2,651
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$—	$(1)	390 months
Total	$—	$(1)

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
(millions)
June 30, 2022
ASSETS
Current Assets
Commodity	$—	$345	$345
Interest rate	—	—	—
Total current derivative assets	—	345	345
Noncurrent Assets
Commodity	—	2	2
Interest rate	444	—	444
Total noncurrent derivative assets(1)	444	2	446
Total derivative assets	$444	$347	$791
LIABILITIES
Current Liabilities
Commodity	$—	$298	$298
Foreign currency exchange rate	—	10	10
Total current derivative liabilities	—	308	308
Noncurrent Liabilities
Commodity	—	106	106
Interest rate	68	—	68
Foreign currency exchange rate	—	103	103
Total noncurrent derivative liabilities(2)	68	209	277
Total derivative liabilities	$68	$517	$585
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$74	$74
Interest rate	1	—	1
Foreign currency exchange rate	—	1	1
Total current derivative assets	1	75	76
Noncurrent Assets
Commodity	—	72	72
Interest rate	145	—	145
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(1)	145	79	224
Total derivative assets	$146	$154	$300
LIABILITIES
Current Liabilities
Commodity	$—	$92	$92
Interest rate	42	—	42
Total current derivative liabilities	42	92	134
Noncurrent Liabilities
Commodity	—	41	41
Interest rate	295	—	295
Total noncurrent derivative liabilities(2)	295	41	336
Total derivative liabilities	$337	$133	$470

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$33	$—	$353
Total	$33	$—	$353
Three Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(17)	$—	$(221)
Total	$(17)	$—	$(221)
Six Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$59	$(1)	$632
Total	$59	$(1)	$632
Six Months Ended June 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$26	$(1)	$186
Total	$26	$(1)	$186

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)   Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating Revenue	$(88)	$(4)	$(129)	$(6)
Electric fuel and other energy-related purchases	125	7	182	(37)
Total	$37	$3	$53	$(43)

(1)

Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(2)   Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant                       and equipment and regulatory assets/liabilities that will begin to amortize once the CVOW Commercial Project is placed in service.

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Short-Term Deposit

In May 2022, Dominion Energy entered into an agreement with a financial institution and committed to make a short-term deposit of at least $1.6 billion but not more than $2.0 billion to be posted as collateral to secure its $1.6 billion redemption obligation of the Series A Preferred Stock as described in Note 16. In May 2022, Dominion Energy funded the short-term deposit in the amount of $2.0 billion, which earns interest income at an annual rate of 1.75% and matures in September 2022. At June 30, 2022, the full amount of the deposit remained outstanding with the financial institution and is classified as a held-to-maturity debt security and recorded at amortized cost, with no allowances for credit losses recognized. The fair value of the deposit, considered a Level 2 fair value measurement, approximates its carrying value.

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $111 million and $122 million at June 30, 2022 and December 31, 2021, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2022
Equity securities:(1)
U.S.	$1,372	$2,406	$(24)			$3,754
Fixed income securities:(2)
Corporate debt instruments	687	1	(70)		$—	618
Government securities	1,261	5	(60)		—	1,206
Common/collective trust funds	60	—	—		—	60
Insurance contracts	224	—	—			224
Cash equivalents and other(3)	10	—	—		—	10
Total	$3,614	$2,412	$(154)	(4)	$—	$5,872
December 31, 2021
Equity securities:(1)
U.S.	$1,567	$3,734	$(13)			$5,288
Fixed income securities:(2)
Corporate debt instruments	854	32	(5)		$—	881
Government securities	1,382	43	(7)		—	1,418
Common/collective trust funds	168	4	—		—	172
Insurance contracts	255	—	—			255
Cash equivalents and other(3)	9	2	(75)		—	(64)
Total	$4,235	$3,815	$(100)	(4)	$—	$7,950

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $8 million at June 30, 2022, and pending purchases of securities of $35 million at December 31, 2021.
(4)	The fair value of securities in an unrealized loss position was $1.6 billion and $883 million at June 30, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Net gains (losses) recognized during the period	$(712)	$352	$(918)	$631
Less: Net (gains) losses recognized during the period on securities sold during the period	6	(134)	5	(312)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(706)	$218	$(913)	$319

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$119
Due after one year through five years	526
Due after five years through ten years	489
Due after ten years	750
Total	$1,884

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Proceeds from sales	$1,267	$945	$2,081	$2,710
Realized gains(1)	75	148	115	380
Realized losses(1)	143	15	197	74

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2022
Equity securities:(1)
U.S.	$858	$1,265	$(20)			$2,103
Fixed income securities:(2)
Corporate debt instruments	474	1	(56)		$—	419
Government securities	612	2	(26)		—	588
Common/collective trust funds	47	—	—		—	47
Cash equivalents and other(3)	3	—	—		—	3
Total	$1,994	$1,268	$(102)	(4)	$—	$3,160
December 31, 2021
Equity securities:(1)
U.S.	$841	$1,720	$(11)			$2,550
Fixed income securities:(2)
Corporate debt instruments	517	17	(3)		$—	531
Government securities	584	16	(2)		—	598
Common/collective trust funds	53	—	—		—	53
Cash equivalents and other(3)	2	—	—		—	2
Total	$1,997	$1,753	$(16)	(4)	$—	$3,734

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $4 million and $5 million at June 30, 2022 and December 31, 2021, respectively.

(4)	The fair value of securities in an unrealized loss position was $897 million and $425 million at June 30, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Net gains (losses) recognized during the period	$(361)	$170	$(463)	$313
Less: Net (gains) losses recognized during the period on securities sold during the period	—	(85)	(4)	(173)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(361)	$85	$(467)	$140

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$69
Due after one year through five years	283
Due after five years through ten years	328
Due after ten years	374
Total	$1,054

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Proceeds from sales	$472	$460	$864	$1,249
Realized gains(1)	10	90	26	196
Realized losses(1)	33	3	52	26

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $163 million and $145 million for the six months ended June 30, 2022 and 2021, respectively, in earnings from equity method investees in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity losses of $4 million and $22 million for the six months ended June 30, 2022 and 2021, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions of $167 million and $166 million for the six months ended June 30, 2022 and 2021, respectively. Dominion Energy made contributions of $90 million and $1.0 billion for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $237 million and $244 million, respectively. At June 30, 2022, these differences are primarily comprised of $11 million of equity method goodwill that is not being amortized and a $218 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets. At December 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $221 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(4) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

Dominion Energy holds a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Income before income taxes recorded for 100% of Cove Point was $158 million and $136 million for the three months ended June 30, 2022 and 2021, respectively, and $309 million and $274 million for the six months ended June 30, 2022 and 2021, respectively. Earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $85 million and $77 million for the three months ended June 30, 2022 and 2021, respectively, and $161 million and $150 million for the six months ended June 30, 2022 and 2021, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022 and December 31, 2021, Dominion Energy has recorded a liability of $117 million and $113 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded contributions of $965 million during the six months ended June 30, 2021 to Atlantic Coast Pipeline. Dominion Energy recorded no contributions during the six months ended June 30, 2022 to Atlantic Coast Pipeline.

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

Wrangler

In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income (expense), in its Consolidated Statements of Income for the six months ended June 30, 2022.

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

The initial contribution, consisting of privatization operations in South Carolina, Texas and Pennsylvania, closed in March 2022 for which Dominion Energy received total consideration of $120 million, subject to customary closing adjustments, comprised of $60 million in cash proceeds and a 50% noncontrolling ownership interest in Dominion Privatization with an initial fair value of $60 million, estimated using the market approach. This is considered a Level 2 fair value measurement given that it is based on the agreed-

upon sales price. In the first quarter of 2022, Dominion Energy recorded a gain of $23 million ($16 million after-tax), presented in losses (gains) on sales of assets in its Consolidated Statements of Income. Dominion Energy’s 50% noncontrolling ownership interest in Dominion Privatization is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence, but not control, over the investee.

Dominion Energy expects to contribute its existing privatization operations in Virginia to Dominion Privatization by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions. In April 2022, Dominion Energy filed with the Federal Trade Commission for approval under the Hart-Scott-Rodino Act. In May 2022, the waiting period under the Hart-Scott-Rodino Act expired. The contribution of the service concession arrangements currently held by Virginia Power also requires approval from the Virginia and North Carolina Commissions. In May 2022, Virginia Power filed for such approval with the Virginia and North Carolina Commissions. In July 2022, the Virginia Commission approved the request. Upon closing of the second contribution, Dominion Energy expects to receive cash proceeds totaling $108 million, subject to customary closing adjustments, and to recognize a gain of approximately $130 million ($100 million after-tax). When this future contribution occurs, Dominion Energy expects to maintain a 50% noncontrolling ownership interest in Dominion Privatization.

At June 30, 2022, $86 million of contracts and related assets and $4 million of liabilities associated with existing privatization operations in Virginia are classified as held for sale and reflected in current assets held for sale and current liabilities held for sale, respectively, in Dominion Energy’s Consolidated Balance Sheets and in other current assets and other current liabilities, respectively, in Virginia Power’s Consolidated Balance Sheets.

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

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Madison	July 2020	July 2020	Virginia	$130	Expected 2023	62
Atlanta Farms	March 2022	May 2022	Ohio	390	Expected split(2)	200
Hardin II	August 2020	Expected 2022	Ohio	295	Expected 2023	150
(1)	Includes acquisition cost.
(2)	Expected to be split between 2023 and 2024.

Sale of Utility Property

In June 2022, Dominion Energy completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in May 2022, for total cash consideration of $16 million. In connection with the sale, Dominion Energy recognized a gain of $16 million ($12 million after-tax), recorded in losses (gains) on sales of assets, in its Consolidated Statements of Income for the three and six months ended June 30, 2022.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2022	December 31, 2021
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$505	$251
Deferred project costs and DSM programs for gas utilities(2)	85	53
Unrecovered gas costs(3)	119	191
Deferred rider costs for Virginia electric utility(4)	106	72
Ash pond and landfill closure costs(5)	108	193
Deferred nuclear refueling outage costs(6)	63	79
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	226	226
Derivatives(9)	278	112
Other	235	177
Regulatory assets-current	1,863	1,492
Unrecognized pension and other postretirement benefit costs(10)	564	548
Deferred rider costs for Virginia electric utility(4)	351	489
Deferred project costs for gas utilities(2)	667	675
Interest rate hedges(11)	170	899
AROs and related funding(12)	386	329
NND Project costs(7)	2,157	2,226
Ash pond and landfill closure costs(5)	2,262	2,223
Deferred cost of fuel used in electric generation(1)	835	409
Deferred early plant retirement charges(8)	113	226
Derivatives(9)	325	35
Other	541	584
Regulatory assets-noncurrent	8,371	8,643
Total regulatory assets	$10,234	$10,135
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	181	181
Reserve for refunds and rate credits to electric utility customers(14)	145	420
Income taxes refundable through future rates(15)	150	153
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	319	69
Other	83	96
Regulatory liabilities-current	945	986
Income taxes refundable through future rates(15)	4,121	4,260
Provision for future cost of removal and AROs(13)	2,375	2,331
Nuclear decommissioning trust(17)	1,674	2,158
Monetization of guarantee settlement(16)	736	831
Interest rate hedges(11)	21	67
Reserve for refunds and rate credits to electric utility customers(14)	382	448
Unrecognized pension and other postretirement benefit costs(10)	183	200
Overrecovered other postretirement benefit costs(18)	122	105
Derivatives(9)	238	169
Other	248	144
Regulatory liabilities-noncurrent	10,100	10,713
Total regulatory liabilities	$11,045	$11,699

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

(9)	Represents changes in the fair value of derivatives, excluding separately presented interest rate hedges, that following settlement are expected to be recovered from or refunded to customers.
(10)

Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries.

(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 27 years as of June 30, 2022.

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

(18)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	June 30, 2022	December 31, 2021
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$294	$131
Deferred rider costs(2)	106	72
Ash pond and landfill closure costs(3)	108	193
Deferred nuclear refueling outage costs(4)	63	79
Deferred early plant retirement charges(5)	226	226
Derivatives(6)	272	105
Other	60	44
Regulatory assets-current	1,129	850
Deferred rider costs(2)	351	489
Interest rate hedges(7)	—	604
Ash pond and landfill closure costs(3)	2,259	2,223
Deferred cost of fuel used in electric generation(1)	835	409
Deferred early plant retirement charges(5)	113	226
Derivatives(6)	213	34
Other	145	145
Regulatory assets-noncurrent	3,916	4,130
Total regulatory assets	$5,045	$4,980
Regulatory liabilities:
Provision for future cost of removal(8)	154	154
Reserve for refunds to Virginia electric customers(9)	37	306
Income taxes refundable through future rates(10)	63	63
Derivatives(6)	252	51
Other	31	73
Regulatory liabilities-current	537	647
Income taxes refundable through future rates(10)	2,284	2,335
Nuclear decommissioning trust(11)	1,674	2,158
Provision for future cost of removal(8)	1,064	1,043
Interest rate hedges(7)	21	—
Reserve for refunds to Virginia electric customers(9)	13	25
Other	226	179
Regulatory liabilities-noncurrent	5,282	5,740
Total regulatory liabilities	$5,819	$6,387

(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations. See Note 13 for additional information.
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

(6)	Represents changes in the fair value of derivatives, excluding separately presented interest rate hedges, that following settlement are expected to be recovered from or refunded to customers.
(7)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years as of June 30, 2022.

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

At June 30, 2022, Dominion Energy and Virginia Power regulatory assets include $4.2 billion and $2.9 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation

Virginia Fuel Expenses

In May 2022, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2022 and a projected $1.0 billion under-recovered balance as of June 30, 2022. Virginia Power’s proposed fuel rate represents a fuel revenue increase of $1.8 billion when applied to projected kilowatt-hour sales for that period. Virginia Power also proposed alternatives to recover this under-collected balance over a two- or three-year period.  Under these alternatives, Virginia Power’s fuel revenues for the rate year would increase by $1.3 billion or $1.2 billion, respectively. In addition, Virginia Power proposed a change in the timing of fuel cost recovery for certain customers who elect market-based rates that would consider those customers’ portion of the projected under-recovered balance to have been recovered as of June 30, 2022. In July 2022, Virginia Power, the Virginia Commission staff and another party filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement provides for the collection of the requested under-recovered projected fuel expense over a three-year period beginning July 1, 2022 and that Virginia Power will exclude from recovery through base rates one half of the related financing costs over the three-year period. In addition, the proposed settlement agreement affirmed Virginia Power’s proposal regarding fuel cost recovery for market-based rate customers. As a result, Virginia Power recorded a $191 million ($142 million after-tax) charge in the second quarter of 2022 within impairment of assets and other charges in its Consolidated Statement of Income. This matter is pending.

Renewable Generation Projects

In September 2021, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct and operate 13 utility-scale projects totaling approximately 661 MW of solar generation and 70 MW of energy storage as part of its efforts to meet the renewable generation development requirements under the VCEA. The projects, as of September 2021, are expected to cost approximately $1.4 billion in the aggregate, excluding financing costs, and be placed into service between 2022 and 2023. In March 2022, the Virginia Commission approved the petition.

In November 2021, Virginia Power filed an application with the Virginia Commission requesting approval and certification of the Virginia Facilities component of the CVOW Commercial Project. The onshore Virginia Facilities have an estimated cost of approximately $1.1 billion, excluding financing costs, which is included within the overall cost of the CVOW Commercial Project. In addition, Virginia Power requested approval from the Virginia Commission to enter into financial hedges with U.S. financial institutions to mitigate the foreign currency exchange risk associated with certain supplier contracts associated with the CVOW Commercial Project. In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan.

Nuclear Life Extension

In October 2021, Virginia Power filed a petition with the Virginia Commission requesting a determination that it is reasonable and prudent for Virginia Power to pursue a nuclear life extension program to extend the operating licenses of Surry and North Anna and to carry out projects to upgrade or replace systems and equipment necessary to continue to safely and reliably operate these nuclear power stations.  The nuclear life extension program is expected to cost approximately $3.9 billion, excluding financing costs. In July 2022, the Virginia Commission approved the petition.

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2022	Pending	April 2023	$34	$18
Rider B	June 2022	Pending	April 2024	34	—
Rider BW	October 2021	May 2022	September 2022	145	32
Rider BW	October 2021	May 2022	September 2023	120	(25)
Rider CCR	February 2022	Pending	December 2022	231	15
Rider CE(1)	September 2021	March 2022	May 2022	71	61
Rider GT	August 2021	May 2022	June 2022	56	N/A
Rider OSW	November 2021	August 2022	September 2022	79	N/A
Rider R	June 2021	March 2022	April 2022	59	1
Rider R	June 2021	March 2022	April 2023	55	(4)
Rider RGGI(2)	December 2021	Withdrawn
Rider RPS	December 2021	June 2022	September 2022	140	127
Rider SNA(3)	October 2021	July 2022	September 2022	107	N/A
Rider T1(4)	May 2022	July 2022	September 2022	706	(168)
Rider U(5)	June 2021	March 2022	April 2022	95	15
Rider U(6)	June 2022	Pending	April 2023	74	(21)
Rider US-2	October 2021	June 2022	September 2022	11	2
Rider US-3	August 2021	March 2022	June 2022	50	12
Rider US-3	August 2022	Pending	June 2023	40	(10)
Rider US-4	August 2021	March 2022	June 2022	15	5
Rider US-4	August 2022	Pending	June 2023	17	2
Rider W	June 2022	Pending	April 2023	106	(15)
Rider W	June 2022	Pending	April 2024	109	3
(1)	Associated with solar generation and energy storage projects approved in March 2022, solar generation projects approved in April 2021 and certain small-scale solar projects.
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

(4)	Consists of $482 million for the transmission component of Virginia Power’s base rates and $224 million for Rider T1.
(5)	Consists of $60 million for previously approved phases and $35 million for phase six costs for Rider U.
(6)	As amended in June 2022, application consists of $74 million for previously approved phases of Rider U.

In May 2022, Virginia Power filed a petition with the Virginia Commission requesting a suspension of Rider RGGI approved in August 2021. Virginia Power also requested that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred.  The Virginia Commission approved the request in June 2022.  In the second quarter of 2022, Virginia Power recorded a charge of $180 million ($134 million after-tax) in impairment of assets and other charges for the amount deemed recovered through base rates through June 30, 2022, including the impact of certain non-jurisdictional customers which follow Virginia Power’s jurisdictional rate methodology.

Electric Transmission Projects

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	April 2022	500 kV	26	$95
Build new DTC substation and line loop in the County of Loudoun, Virginia	December 2021	July 2022	230 kV	1	105
Nimbus line loop and substation and new 230 kV line in the County of Loudon, Virginia	February 2022	Pending	230 kV	1	40
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	Pending	115 kV	15	40

North Carolina Regulation

Virginia Power North Carolina Base Rate Case

In March 2019, Virginia Power filed its base rate case and schedules with the North Carolina Commission. In February 2020, the North Carolina Commission issued its final order relating to base rates. In July 2020, Virginia Power filed a notice of appeal and exceptions to the Supreme Court of North Carolina, arguing that the North Carolina Commission committed reversible error on certain issues relating to the ratemaking treatment of certain coal ash remediation costs. In June 2022, the Supreme Court of North Carolina affirmed the North Carolina Commission’s order.

PSNC Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and certain related uncollectible expenses as well as losses on negotiated gas and transportation sales. In May 2022, PSNC submitted a filing with the North Carolina Commission for a $56 million gas cost increase. The North Carolina Commission approved the filing in May 2022 with rates effective June 2022.

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

Natural Gas Rates

In June 2022, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2022 with a total revenue requirement of $553 million. This represents a $129 million overall annual increase to its natural gas rates including a $16 million increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2022. This matter is pending.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In April 2022, the Ohio Commission approved an extension of East Ohio’s PIR program for capital investments through 2026 with continuation of 3% increases of annual capital expenditures per year.

In June 2022, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2021 costs. The filing reflects gross plant investment for 2021 of $225 million, cumulative gross plant investment of $2.2 billion and a revenue requirement of $273 million.

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

PIPP Plus Program

Under the Ohio PIPP Plus Program, eligible customers can make reduced payments based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP amount is deferred and collected under the PIPP rider in accordance with the rules of the Ohio Commission. In July 2022, East Ohio’s annual update of the PIPP rider filed in May 2022 with the Ohio Commission was approved. The revised rider rate reflects recovery over the twelve-month period from July 2022 through June 2023 of projected deferred program costs of approximately $22 million from April 2022 through June 2023, net of over-recovery of accumulated arrearages of approximately $4 million as of March 31, 2022.

UEX Rider

East Ohio has approval for a UEX rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual writeoffs of uncollectible amounts. In July 2022, the Ohio Commission approved East Ohio’s application to adjust its UEX rider to reflect an annual revenue requirement of $20 million to provide for recovery of an under-recovered accumulated bad debt expense of $7 million as of March 31, 2022, and recovery of net bad debt expense projected to total $13 million for the twelve-month period ending March 2023.

West Virginia Regulation

West Virginia Base Rate Case

In September 2020, Hope filed its base rate case and schedules with the West Virginia Commission. Hope proposed a non-fuel, base rate increase of $28 million. The base rate increase was proposed to recover the significant investment in distribution infrastructure and costs associated with the acquisition of over 2,000 miles of gathering assets, both for the benefit of West Virginia customers.  The proposed rates would provide for an ROE of 10.25% compared to the authorized ROE of 9.45%. In July 2021, the West Virginia Commission approved a non-fuel, base rate increase of $13 million for rates effective July 2021 with an ROE of 9.54%. In August 2021, Hope filed a petition for reconsideration with the West Virginia Commission regarding certain return calculations included in the July 2021 approval order. In June 2022, the West Virginia Commission issued an order resolving this petition without material modification to Hope’s base rates.

PREP

In May 2022, Hope filed a PREP application with the West Virginia Commission requesting approval to recover PREP costs related to $59 million and $63 million of projected capital investment for 2022 and 2023 respectively. The application also includes a true-up of PREP costs related to the 2021 actual capital investment of $54 million and sets forth $13 million of annual PREP costs to be recovered in proposed rates effective November 1, 2022. This matter is pending.

Purchased Gas

In August 2022, Hope filed an application with the West Virginia Commission requesting approval for a $73 million gas cost increase with rates effective November 2022. This matter is pending.

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

Purchased Gas

In July 2022, the Utah Commission approved Questar Gas’ request for a $94 million gas cost increase with rates effective August 2022.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dominion Energy’s Consolidated Statements of Income include $7 million and $11 million for the three and six months ended June 30, 2022, respectively, and $55 million and $89 million for the three and six months ended June 30, 2021, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $8 million and $17 million for the three and six months ended June 30, 2022, respectively, and $31 million and $58 million for the three and six months ended June 30, 2021, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $96 million and $93 million for the three months ended June 30, 2022 and 2021, respectively, and $194 million and $189 million for the six months ended June 30, 2022 and 2021, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $64 million and $20 million at June 30, 2022 and December 31, 2021, respectively, recorded in payables to affiliates.

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

At June 30, 2022, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,701	$217	$3,082

(1)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At June 30, 2022, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and was scheduled to mature in June 2022. In April 2022, Dominion Energy entered into an agreement to amend and restate this facility to extend the maturity date to June 2025. In May 2022, Dominion Energy further amended and restated this facility to have a maturity date of June 2024. At June 30, 2022 and December 31, 2021, Dominion Energy had $20 million and $29 million in letters of credit outstanding under this facility, respectively.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At June 30, 2022 and December 31, 2021, Dominion Energy’s Consolidated Balance Sheets include $379 million and $431 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2022, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$725	$140

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2022, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In May 2022, Dominion Energy borrowed $900 million under its Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes.

In May 2022, Virginia Power issued $600 million of 3.75% senior notes and $600 million of 4.625% senior notes that mature in 2027 and 2052, respectively.

In June 2022, Questar Gas entered into an agreement to issue through private placement in August 2022 $125 million of 4.39% senior notes and $125 million of 4.70% senior notes that will mature in 2032 and 2052, respectively.

In July and August 2022, Dominion Energy repurchased $19 million of senior notes with various interest rates and maturity dates.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes.  At both June 30, 2022 and December 31, 2021, Dominion Energy had issued and outstanding 3.4 million shares of preferred stock, 1.6 million, 0.8 million and 1.0 million of which were designated as the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $5 million ($2.917 per share) and $7 million ($4.375 per share) for the three months ended June 30, 2022 and 2021, respectively, and $12 million ($7.292 per share) and $14 million ($8.750 per share) for the six months ended June 30, 2022 and 2021, respectively, on the Series A Preferred Stock. In addition, Dominion Energy recorded interest expense of $2 million on the Series A Preferred Stock for the three and six months ended June 30, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022 as discussed below. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended June 30, 2022 and 2021, and $18 million ($23.250 per share) for both the six months ended June 30, 2022 and 2021, on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for the three months ended June 30, 2022, and $22 million ($21.750 per share) for the six months ended June 30, 2022, on the Series C Preferred Stock.

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

Pursuant to the terms of the 2019 Equity Units, Dominion Energy conducted a final remarketing of substantially all shares of Series A Preferred Stock in May 2022 which resulted in the dividend rate for all shares of Series A Preferred Stock being reset to 1.75% for the June 2022 through August 2022 dividend period and 6.75% effective September 2022.  The conversion rate on the Series A Preferred Stock did not increase as a result of the remarketing.  In May 2022, Dominion Energy received a commitment from a financial institution to purchase up to 1.6 million shares of Series A Preferred Stock in the final remarketing. Accordingly, following the settlement of the successful remarketing and approval from its Board of Directors in June 2022, Dominion Energy is obligated to redeem all outstanding shares of Series A Preferred Stock in September 2022. As such, the Series A Preferred Stock is considered to be mandatorily redeemable and is classified in current liabilities at June 30, 2022 in Dominion Energy’s Consolidated Balance Sheet. In addition, Dominion Energy made a short-term deposit at the financial institution as described further in Note 10. Proceeds from the final remarketing were used on behalf of holders of 2019 Series A Corporate Units at the time of the remarketing to pay the purchase price to Dominion Energy for the issuance of its common stock under the stock purchase contracts included in such corporate units in June 2022. In July 2022, Dominion Energy called all outstanding shares of Series A Preferred Stock for redemption in September 2022.

The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $44 million at December 31, 2021. Stock purchase contract payments of $44 million and $42 million were made during the six months ended June 30, 2022 and 2021, respectively.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $91 million from the issuance of 1 million shares of common stock for the six months ended June 30, 2022 and $97 million from the issuance of 1 million shares of common stock for the six months ended June 30, 2021, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

In May 2022, Dominion Energy issued 0.9 million shares of its common stock, valued at $72 million, to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 17.

In June 2022, Dominion Energy issued 0.4 million shares of its common stock, valued at $30 million, to partially satisfy its obligation under a settlement agreement for the State Court Merger Case discussed in Note 17.

In June 2022, Dominion Energy issued 19.4 million shares to settle the stock purchase contract component of the 2019 Equity Units and received proceeds of $1.6 billion.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2021. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program during the six months ended June 30, 2022.

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

Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2022.

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

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. Until the case is resolved by the D.C. Circuit and/or the EPA issues new rulemaking, the Companies cannot predict an impact to its operations, financial condition and/or cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans with one site at Virginia Power and expects to commence remediation activities in 2023 depending on receipt of final permits and approvals. At June 30, 2022 and December 31, 2021, Dominion Energy had $52 million and $45 million, respectively, and Virginia Power had $25 million at both periods, of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 include reserves of $124 million and $274 million, respectively, included in other current liabilities, and insurance receivables of $68 million and $118 million, respectively, included within other receivables. These balances at June 30, 2022 and December 31, 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and six months ended June 30, 2022, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential. During the three and six months ended June 30, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $40 million ($30 million after-tax) and $100 million ($75 million after-tax), respectively, included within impairment of assets and other charges.

SCANA Shareholder Litigation

In September 2017, a shareholder derivative action was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Derivative Case). In September 2018, this action was consolidated with another action in the Business Court Pilot Program in Richland County. The plaintiffs allege, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, and that the defendants were unjustly enriched by bonuses they were paid in connection with the project. In January 2019, the defendants filed a motion to dismiss the consolidated action. In February 2019, one action was voluntarily dismissed. In March 2020, the court denied the defendants’ motion to dismiss. In April 2020, the defendants filed a notice of appeal with the South Carolina Court of Appeals and a petition with the Supreme Court of South Carolina seeking appellate review of the denial of the motion to dismiss. In June 2020, the plaintiffs filed a motion to dismiss the appeal with the South Carolina Court of Appeals, which was granted in July 2020. In August

2020, the Supreme Court of South Carolina denied the defendants’ petition seeking appellate review. Also in August 2020, the defendants filed a petition for rehearing with the South Carolina Court of Appeals relating to the July 2020 ruling by the court, which was denied in October 2020. In November 2020, SCANA filed a petition of certiorari with the Supreme Court of South Carolina seeking appellate review of the denial of SCANA’s motion to dismiss. This petition was denied in June 2021. Also in June 2021, the parties reached an agreement in principle in the amount of $33 million to resolve this matter, subject to court approval. This settlement was reached in contemplation of and to be utilized to satisfy a portion of the Federal Court Merger Case and the State Court Merger Case discussed below. In November 2021, the parties executed a settlement agreement and filed with the State Court of Common Pleas in Richland County, South Carolina for approval. In June 2022, the State Court of Common Pleas in Richland County, South Carolina issued final approval of the settlement agreement with the funds utilized to satisfy a portion of the State Court Merger Case as discussed below.

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

In September 2019, the U.S. District Court for the District of South Carolina granted the plaintiffs’ motion to consolidate the City of Warren Lawsuit and the Metzler Lawsuit (the Federal Court Merger Case). In October 2019, the plaintiffs filed an amended complaint against certain former directors and executive officers of SCANA and DESC, which stated substantially similar allegations to those in the City of Warren Lawsuit and the Metzler Lawsuit as well as an inseparable fraud claim. In November 2019, the defendants filed a motion to dismiss. In April 2020, the U.S. District Court for the District of South Carolina denied the motion to dismiss. In May 2020, SCANA filed a motion to intervene, which was denied in August 2020. In September 2020, SCANA filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. In June 2021, the parties reached an agreement in principle in the amount of $63 million to resolve this matter as well as the State Court Merger Case described below, subject to court approval. This settlement was reached in contemplation of and to be partially satisfied by the State Court Derivative Case settlement described above. In November 2021, the parties executed a settlement agreement, as described above relating to this matter as well as the State Court Derivative Case and the State Court Merger Case, and filed with the State Court of Common Pleas in Richland County, South Carolina for approval. In June 2022, this case was dismissed in connection with the final approval by the State Court of Common Pleas in Richland County, South Carolina of the settlement agreement.

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Merger Case). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. In June 2021, the parties reached an agreement in principle as described above relating to this matter as well as the Federal Court Merger Case and the State Court Derivative Case. In November 2021, the parties executed a settlement agreement, as described above relating to this matter as well as the State Court Derivative Case and the Federal Court Merger Case, and filed with the State Court of Common Pleas in Richland County, South Carolina for approval. In June 2022, the State Court of Common Pleas in Richland County, South Carolina issued final approval of the settlement agreement.  Also in June 2022, Dominion Energy utilized the $33 million of insurance proceeds from the State Court Derivative Case settlement, the issuance of 0.4 million shares of its common stock and paid $2 million in cash to satisfy its obligations under the settlement agreement.

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

In September 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against DESC and Santee Cooper. The plaintiffs make claims for indemnification, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the aforementioned case. As a result of the ruling in favor of the defendants in the aforementioned case, DESC was able to resolve Fluor’s claims for an inconsequential amount.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement.  In July 2022, the South Carolina Commission voted to approve the request. A final order is pending. As a result, certain of the utility and non-utility properties representing $31 million of the value to be conveyed are expected to transfer by the end of 2022 and result in a gain of approximately $20 million. The transfer of the remaining real estate remains subject to the approval of FERC. If such approval is received, the transfer of such utility and non-utility properties is expected to result in a gain of approximately $20 million upon completion.

Nuclear Operations

Nuclear Insurance

Other than the item discussed below, there have been no significant changes regarding the Companies’ nuclear insurance as described in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

During the second quarter of 2022, Dominion Energy reduced the levels of nuclear property insurance coverage for the reactor site at Summer from $2.75 billion to the NRC minimum requirement of $1.06 billion. As a result of this reduction in nuclear property insurance coverage, Dominion Energy’s maximum retrospective premium assessment for the current annual policy period was reduced to $65 million. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance which provides coverage to Summer for property damage and outage costs resulting from an event of a non-nuclear origin. Dominion Energy reduced the levels of coverage from $415 million to $1 million.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

Guarantees, Surety Bonds and Letters of Credit

At June 30, 2022, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at June 30, 2022, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At June 30, 2022, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,258
Nuclear obligations(2)	245
Solar(3)	306
Other(4)	1,271
Total(5)(6)	$4,080

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

(6)

In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At June 30, 2022, no amounts have been recorded related to this guarantee.

Additionally, at June 30, 2022, Dominion Energy had purchased $241 million of surety bonds, including $166 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $217 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022, Dominion Energy’s credit exposure totaled $156 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 81%. No single counterparty, whether investment grade or non-investment grade, exceeded $48 million of exposure. At June 30, 2022, Virginia Power’s exposure related to wholesale customers totaled $25 million. Of this amount, investment grade counterparties, including those internally rated, represented 50%. No single counterparty, whether investment grade or non-investment grade, exceeded $6 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2022 and December 31, 2021, Dominion Energy would have been required to post $213 million and $31 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $3 million and $66 million of collateral at June 30, 2022 and December 31, 2021, respectively, related to derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy had posted letters of credit as collateral with counterparties covering $68 million of fair value of derivative instruments in a liability position at June 30, 2022. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $216 million and $97 million at June 30, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rate downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2022 and December 31, 2021, Virginia Power would have been required to post $68 million and $22 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset position and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. Virginia Power had posted $54 million of collateral at December 31, 2021, related to derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Virginia Power had posted letters of credit as collateral with counterparties covering $68 million of fair value of derivative instruments in a liability position at June 30, 2022. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $68 million and $76 million at June 30, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $64 million and $9 million, respectively. At December 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $29 million and $6 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At June 30, 2022 and December 31, 2021, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $558 million and $522 million, respectively.  At June 30, 2022 and December 31, 2021, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $474 million and $431 million, respectively. While Virginia Power has not been notified by Dominion Energy of any required contributions to be made in 2022, it anticipates that it may have to contribute approximately $175 million as a result of Dominion Energy’s contribution made to its qualified defined benefit pension plans in December 2021.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(millions)
Commodity purchases from affiliates	$291	$126	$584	$307
Services provided by affiliates(1)	123	122	253	247
Services provided to affiliates	5	4	9	9

(1)

Includes capitalized expenditures of $39 million and $44 million for the three months ended June 30, 2022 and 2021, respectively, and $78 million and $82 million for the six months ended June 30, 2022 and 2021, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $112 million and $699 million in short-term demand note borrowings from Dominion Energy as of June 30, 2022 and December 31, 2021, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2022 and December 31, 2021. Interest charges related to Virginia Power’s borrowings from Dominion Energy were inconsequential for both the three and six months ended June 30, 2022 and 2021.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2022 and 2021.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
(millions)
Three Months Ended June 30,
Service cost	$35	$42	$5	$6
Interest cost	84	79	12	12
Expected return on plan assets	(223)	(208)	(48)	(43)
Amortization of prior service cost (credit)	—	—	(9)	(11)
Amortization of net actuarial loss	40	49	(1)	1
Settlements (1)	—	7	—	—
Net periodic benefit (credit) cost	$(64)	$(31)	$(41)	$(35)
Six Months Ended June 30,
Service cost	$71	$84	$11	$12
Interest cost	167	158	23	24
Expected return on plan assets	(446)	(416)	(96)	(87)
Amortization of prior service (credit) cost	—	—	(19)	(21)
Amortization of net actuarial loss	80	97	(1)	2
Settlements (1)	—	5	—	—
Net periodic benefit (credit) cost	$(128)	$(72)	$(82)	$(70)

(1)   2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan.

Employer Contributions

During the three and six months ended June 30, 2022, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2022. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the six months ended June 30, 2022, Dominion Energy reported after-tax net expenses of $1.5 billion in the Corporate and Other segment, including $1.4 billion of after-tax net expenses for specific items with $1.5 billion of after-tax net expenses attributable to its operating segments. In the six months ended June 30, 2021, Dominion Energy reported after-tax net expenses of $358 million in the Corporate and Other segment, including $228 million of after-tax net expenses for specific items with $314 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2022 primarily related to the impact of the following items:

•	A $649 million ($513 million after-tax) loss associated with the sale of Kewaunee, attributable to Contracted Assets;
•	A $579 million ($450 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($392 million after-tax); and
•	Dominion Energy Virginia ($58 million after-tax);
•	A $191 million ($142 million after-tax) charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses, attributable to Dominion Energy Virginia;
•	A $180 million ($134 million after-tax) charge for RGGI compliance costs deemed recovered through base rates, attributable to Dominion Energy Virginia;

•	A $126 million ($91 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•

A $122 million ($91 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;

•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia; and
•	A $42 million ($31 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities, attributable to Dominion Energy Virginia.

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

•	A $328 million ($256 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($226 million after-tax); and
•	Dominion Energy Virginia ($30 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2022
Total revenue from external customers	$2,175	$565	$812	$161	$(117)	$—	$3,596
Intersegment revenue	(3)	—	3	6	225	(231)	—
Total operating revenue	2,172	565	815	167	108	(231)	3,596
Net loss from discontinued operations	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Dominion Energy	440	125	124	20	(1,162)	—	(453)
Three Months Ended June 30, 2021
Total revenue from external customers	$1,752	$453	$679	$257	$(115)	$11	$3,037
Intersegment revenue	(5)	2	2	17	235	(250)	1
Total operating revenue	1,747	455	681	274	120	(239)	3,038
Net income from discontinued operations	—	—	—	—	26	—	26
Net income (loss) attributable to Dominion Energy	431	95	84	104	(429)	—	285
Six Months Ended June 30, 2022
Total revenue from external customers	$4,347	$1,794	$1,610	$406	$(282)	$—	$7,875
Intersegment revenue	(6)	1	4	10	462	(471)	—
Total operating revenue	4,341	1,795	1,614	416	180	(471)	7,875
Net income from discontinued operations	—	—	—	—	18	—	18
Net income (loss) attributable to Dominion Energy	958	419	233	121	(1,473)	—	258
Six Months Ended June 30, 2021
Total revenue from external customers	$3,739	$1,428	$1,431	$525	$(245)	$28	$6,906
Intersegment revenue	(7)	3	4	38	465	(501)	2
Total operating revenue	3,732	1,431	1,435	563	220	(473)	6,908
Net income from discontinued operations	—	—	—	—	54	—	54
Net income (loss) attributable to Dominion Energy	865	346	186	254	(358)	—	1,293

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

In the six months ended June 30, 2022, Virginia Power reported after-tax net expenses of $554 million in the Corporate and Other segment, including $547 million of after-tax net expenses for specific items with $527 million of after-tax net expenses attributable to its operating segment. In the six months ended June 30, 2021, Virginia Power reported after-tax net expenses of $73 million in the Corporate and Other segment, including $94 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2022 primarily related to the impact of the following items:

•	A $191 million ($142 million after-tax) charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses;
•	A $180 million ($134 million after-tax) charge for RGGI compliance costs deemed recovered through base rates;
•	A $122 million ($91 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in its service territory;
•	A $78 million ($58 million after-tax) loss related to investments in nuclear decommissioning trust funds; and
•	A $42 million ($31 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2022
Operating revenue	$2,170	$5	$2,175
Net income (loss)	442	(395)	47
Three Months Ended June 30, 2021
Operating revenue	$1,741	$—	$1,741
Net income (loss)	429	(15)	414
Six Months Ended June 30, 2022
Operating revenue	$4,335	$7	$4,342
Net income (loss)	958	(554)	404
Six Months Ended June 30, 2021
Operating revenue	$3,722	$(151)	$3,571
Net income (loss)	861	(73)	788

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
•

The expected timing and likelihood of the completion of the proposed sale of Hope, including the ability to obtain the requisite regulatory approval and the terms and conditions of such regulatory approval;

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2022, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, employee benefit plans and held for sale classification.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2022	2021	$ Change
(millions, except EPS)
Second Quarter
Net income (loss) attributable to Dominion Energy	$(453)	$285	$(738)
Diluted EPS	(0.58)	0.33	(0.91)
Year-To-Date
Net income attributable to Dominion Energy	$258	$1,293	$(1,035)
Diluted EPS	0.25	1.56	(1.31)

Overview

Second Quarter 2022 vs. 2021

Net income attributable to Dominion Energy decreased $738 million, primarily due to a loss associated with the sale of Kewaunee, a decrease in net investment earnings on nuclear decommissioning trust funds, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses, partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case and increased unrealized gains on economic hedging activities.

Year-To-Date 2022 vs. 2021

Net income attributable to Dominion Energy decreased 80%, primarily due to a loss associated with the sale of Kewaunee, a decrease in net investment earnings on nuclear decommissioning trust funds, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses and a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale. These decreases were partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case and increased unrealized gains on economic hedging activities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Operating revenue	$3,596	$3,038	$558	$7,875	$6,908	$967
Electric fuel and other energy-related purchases	730	487	243	1,408	1,037	371
Purchased electric capacity	16	25	(9)	29	36	(7)
Purchased gas	202	121	81	847	605	242
Other operations and maintenance	985	895	90	2,039	1,881	158
Depreciation, depletion and amortization	695	604	91	1,393	1,212	181
Other taxes	235	222	13	488	479	9
Impairment of assets and other charges	415	321	94	405	416	(11)
Losses (gains) on sales of assets	636	—	636	608	1	607
Earnings from equity method investees	83	65	18	163	145	18
Other income (expense)	(287)	312	(599)	(241)	599	(840)
Interest and related charges	47	518	(471)	221	571	(350)
Income tax expense (benefit)	(117)	(47)	(70)	119	165	(46)
Net income (loss) from discontinued operations including noncontrolling interests	(1)	26	(27)	18	54	(36)
Noncontrolling interests	—	10	(10)	—	10	(10)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2022 vs. 2021

Operating revenue increased 18%, primarily reflecting:

•

A $308 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to electric utility retail customers ($213 million) and gas utility customers ($95 million);

•	A $145 million increase from Virginia Power riders;
•	A $67 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $60 million net increase from customers who elect to pay market-based rates, including settlements of economic hedges, at Virginia Power;
•	A $21 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power;
•	A $16 million increase from gas utility capital cost riders; and
•	A $5 million increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($42 million).

These increases were partially offset by:

•	A $56 million decrease from a planned outage at Millstone;
•	A $53 million decrease from the sale of non-wholly-owned nonregulated solar facilities; and
•	A $15 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler.

Electric fuel and other energy-related purchases increased 50%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased gas increased 67%, primarily due to an increase in commodity costs for gas utilities ($95 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler ($14 million).

Other operations and maintenance increased 10%, primarily due to an increase in outage costs at Millstone ($61 million) and Virginia Power ($3 million) and an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($52 million), partially offset by the absence of a charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee ($44 million).

Depreciation, depletion and amortization increased 15%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase in RGGI related amortization ($42 million), which prior to the suspension of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($31 million), partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($20 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($14 million).

Impairment of assets and other charges increased 29%, primarily due to a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses ($191 million), a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and dismantling costs associated with certain retired electric generation facilities at Virginia Power ($37 million), partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million), the absence of charges associated with litigation acquired in the SCANA Combination ($40 million) and the absence of the write-off of nonregulated retail software development assets ($20 million).

Losses (gains) on sales of assets increased $636 million, primarily due to a loss associated with the sale of Kewaunee ($649 million), partially offset by a gain on the sale of certain utility property in South Carolina ($16 million).

Other income decreased $599 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($642 million), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($31 million) and the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 91%, primarily due to unrealized gains in 2022 compared to unrealized losses in 2021 associated with freestanding derivatives ($483 million), a decrease due to junior subordinated note repayments in 2021 ($17 million) and higher premiums received on interest rate derivatives ($16 million), partially offset by an increase from net debt issuances ($35 million).

Income tax benefit increased $70 million, primarily due to lower pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges ($128 million), partially offset by lower interim period allocation of investment tax credits ($31 million) and the absence of the benefit from a state legislative change ($21 million).

Net income from discontinued operations including noncontrolling interests decreased $27 million, primarily due to the absence of operations in connection with the sale of the Q-Pipe Group.

Year-To-Date 2022 vs. 2021

Operating revenue increased 14%, primarily reflecting:

•

A $620 million increase in the fuel cost component included in utility rates as a result of an increase in commodity costs associated with sales to electric utility retail customers ($332 million) and gas utility customers ($288 million);

•	A $214 million increase from Virginia Power riders;
•	The absence of a $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $76 million net increase from customers who elect to pay market-based rates, including settlements of economic hedges, at Virginia Power;
•	A $54 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $41 million increase following the approved base rate case for PSNC;
•	A $30 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power;
•	A $26 million increase from gas utility capital cost riders;

•

A $26 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season ($20 million) and a net increase in cooling degree days during the cooling season ($6 million); and

•	A $24 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•	A $136 million decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($291 million);
•	A $82 million decrease from the sale of non-wholly-owned nonregulated solar facilities;
•	A $66 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler;
•	A $56 million decrease from a planned outage at Millstone; and
•	A $25 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 36%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased gas increased 40%, primarily due to an increase in commodity costs for gas utilities ($288 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler ($54 million).

Other operations and maintenance increased 8%, primarily reflecting:

•	A $72 million increase in outage costs at Millstone ($67 million) and Virginia Power ($5 million);
•	A $38 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $36 million increase in storm damage and restoration costs in Virginia Power’s service territory; and
•	A $20 million increase in bad debt expense; partially offset by
•	The absence of a $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee; and
•	A $20 million decrease in merger and integration-related costs associated with the SCANA Combination.

Depreciation, depletion and amortization increased 15%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($122 million), an increase in RGGI related amortization ($87 million), which prior to the suspension of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($63 million), partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($41 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($28 million).

Impairment of assets and other charges decreased 3%, primarily reflecting:

•	The absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•	The absence of charges associated with litigation acquired in the SCANA Combination ($100 million);
•	The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•	The absence of a charge for corporate office lease termination ($71 million); and
•	The absence of a write-off of nonregulated retail software development assets ($20 million); partially offset by
•	A charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses ($191 million);
•	A charge for RGGI compliance costs deemed recovered through base rates ($180 million);
•	The absence of a benefit for a change in the CCRO reserve associated with the 2021 Triennial Review ($130 million); and
•	Dismantling costs associated with certain retired electric generation facilities at Virginia Power ($42 million).

Losses (gains) on sales of assets increased $607 million, primarily due to a loss associated with the sale of Kewaunee ($649 million), partially offset by a gain on the contribution of certain privatization operations to Dominion Privatization ($23 million) and a gain on the sale of certain utility property in South Carolina ($16 million).

Other income decreased $840 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($900 million), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($54 million) and the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 61%, primarily due to higher unrealized gains associated with freestanding derivatives ($345 million), a decrease due to junior subordinated note repayments in 2021 ($42 million) and higher premiums received on interest rate derivatives ($30 million), partially offset by an increase from net debt issuances ($67 million).

Income tax expense decreased 28%, primarily due to lower pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges ($209 million), partially offset by charges reflecting the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale that will reverse when the sale is completed ($90 million), lower interim period allocation of investment tax credits ($40 million) and the absence of the benefit from a state legislative change ($21 million).

Net income from discontinued operations including noncontrolling interests decreased 67%, primarily due to the absence of operations in connection with the sale of the Q-Pipe Group.

Outlook

Dominion Energy’s 2022 net income is expected to decrease on a per share basis as compared to 2021 primarily due to losses associated with the sale of Kewaunee, charges for certain Virginia Power RGGI compliance costs deemed recovered through base rates and a charge associated with a proposed comprehensive settlement agreement associated with Virginia fuel expenses in addition to the items discussed in Dominion Energy’s 2022 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2022	2021	$ Change	2022	2021	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$440	$431	$9	$0.54	$0.53	$0.01
Gas Distribution	125	95	30	0.15	0.12	0.03
Dominion Energy South Carolina	124	84	40	0.15	0.10	0.05
Contracted Assets	20	104	(84)	0.02	0.13	(0.11)
Corporate and Other	(1,162)	(429)	(733)	(1.44)	(0.55)	(0.89)
Consolidated	$(453)	$285	$(738)	$(0.58)	$0.33	$(0.91)

Year-To-Date
Dominion Energy Virginia	$958	$865	$93	$1.18	$1.07	$0.11
Gas Distribution	419	346	73	0.51	0.43	0.08
Dominion Energy South Carolina	233	186	47	0.29	0.23	0.06
Contracted Assets	121	254	(133)	0.15	0.31	(0.16)
Corporate and Other	(1,473)	(358)	(1,115)	(1.88)	(0.48)	(1.40)
Consolidated	$258	$1,293	$(1,035)	$0.25	$1.56	$(1.31)
(1)

Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity delivered (million MWh)	20.7	19.3	7%	43.0	41.0	5%
Electricity supplied (million MWh):
Utility	20.8	19.5	7	43.1	41.4	4
Non-Jurisdictional	0.5	0.3	67	0.8	0.5	60
Degree days (electric distribution and utility service area):
Cooling	502	509	(1)	513	520	(1)
Heating	297	285	4	2,192	2,174	1
Average electric distribution customer accounts (thousands)	2,720	2,693	1	2,718	2,688	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(7)	$(0.01)	$7	$0.01
Other	77	0.10	68	0.08
Rider equity return	12	0.01	28	0.03
Electric capacity	(4)	—	(12)	(0.01)
Storm damage and restoration costs	(8)	(0.01)	(8)	(0.01)
Depreciation and amortization	9	0.01	16	0.02
Renewable energy investment tax credits	(38)	(0.05)	23	0.03
Interest expense, net	(8)	(0.01)	(11)	(0.01)
Other	(24)	(0.02)	(18)	(0.02)
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$9	$0.01	$93	$0.11

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Second Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Gas distribution throughput (bcf):
Sales	26	24	8%	115	110	5%
Transportation	217	216	—	518	489	6
Heating degree days (gas distribution service area):
North Carolina	189	281	(33)	1,772	1,973	(10)
Ohio and West Virginia	622	691	(10)	3,534	3,449	2
Utah, Wyoming and Idaho	662	535	24	3,140	2,933	7
Average gas distribution customer accounts (thousands):
Sales	1,971	1,926	2	1,967	1,925	2
Transportation	1,136	1,137	—	1,137	1,135	—

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Second Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated gas sales:
Weather	$—	$—	$2	$—
Other	20	0.02	54	0.07
Rider equity return	5	0.01	13	0.02
Interest expense, net	(3)	—	(2)	—
Other	8	—	6	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$30	$0.03	$73	$0.08

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity delivered (million MWh)	5.9	5.4	9%	11.1	10.7	4%
Electricity supplied (million MWh)	6.2	5.7	9	11.7	11.3	4
Degree days (electric distribution service areas):
Cooling	253	171	48	253	172	47
Heating	33	53	(38)	783	839	(7)
Average electric distribution customer accounts (thousands)	776	764	2	774	762	2
Gas distribution throughput (bcf):
Sales	15	15	—	35	35	—
Average gas distribution customer accounts (thousands)	425	411	3	424	409	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$12	$0.01	$13	$0.02
Other	23	0.03	38	0.05
Capital cost rider	(2)	—	(4)	—
Regulated gas sales	1	—	4	—
Depreciation and amortization	(5)	(0.01)	(8)	(0.01)
Interest expense, net	(3)	—	(3)	—
Other	14	0.02	7	—
Share dilution	—	—	—	—
Change in net income contribution	$40	$0.05	$47	$0.06

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Second Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity supplied (million MWh)	3.4	5.6	(39%)	8.0	10.7	(25%)

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Second Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin(1)	$(24)	$(0.03)	$(27)	$(0.03)
Sale of non-wholly-owned nonregulated solar facilities	(10)	(0.01)	(9)	(0.01)
Planned outage costs	(45)	(0.06)	(49)	(0.06)
Renewable energy investment tax credits	—	—	(29)	(0.04)
Interest expense, net	(13)	(0.02)	(25)	(0.03)
Other	8	0.01	6	0.01
Share dilution	—	—	—	—
Change in net income contribution	$(84)	$(0.11)	$(133)	$(0.16)
(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(1,254)	$(227)	$(1,027)	$(1,523)	$(314)	$(1,209)
Specific items attributable to Corporate and Other segment	143	(116)	259	123	86	37
Total specific items	(1,111)	(343)	(768)	(1,400)	(228)	(1,172)
Other corporate operations:
Interest expense, net	(82)	(106)	24	(161)	(217)	56
Other	31	20	11	88	87	1
Total other corporate operations	(51)	(86)	35	(73)	(130)	57
Total net expense	$(1,162)	$(429)	$(733)	$(1,473)	$(358)	$(1,115)
EPS impact	$(1.44)	$(0.55)	$(0.89)	$(1.88)	$(0.48)	$(1.40)

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $188 million after-tax benefit for derivative mark-to-market changes. For the six months ended June 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $240 million after-tax benefit for derivative mark-to-market changes, a $90 million charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale that will reverse when the sale is completed and $18 million net income from discontinued operations, primarily associated with the Q-Pipe Group.

For the three months ended June 30, 2021, this primarily included a $118 million after-tax loss for derivative mark-to-market changes, $23 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination and $26 million net income from discontinued operations, primarily associated with the Q-Pipe Group. For the six months ended June 30, 2021, this primarily included a $116 million after-tax benefit for derivative mark-to-market changes, $54 million net income from discontinued operations, primarily associated with the Q-Pipe Group, a $53 million after-tax charge for corporate office lease termination associated with workplace realignment and $30 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Net income	$47	$414	$(367)	$404	$788	$(384)

Overview

Second Quarter 2022 vs. 2021

Net income decreased 89%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses.

Year-To-Date 2022 vs. 2021

Net income decreased 49%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Operating revenue	$2,175	$1,741	$434	$4,342	$3,571	$771
Electric fuel and other energy-related purchases	533	349	184	1,049	755	294
Purchased electric capacity	11	4	7	22	1	21
Other operations and maintenance	478	399	79	1,048	912	136
Depreciation and amortization	425	323	102	854	647	207
Other taxes	83	83	—	158	176	(18)
Impairment of assets and other charges (benefit)	409	12	397	413	(39)	452
Other income (expense)	(44)	40	(84)	(40)	72	(112)
Interest and related charges	145	128	17	293	264	29
Income tax expense	—	69	(69)	61	139	(78)

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2022 vs. 2021

Operating revenue increased 25%, primarily reflecting:

•	A $164 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	A $145 million increase from riders;

•	A $60 million net increase from customers who elect to pay market-based rates, including settlements of economic hedges;
•	A $50 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•	A $21 million increase in sales to customers from non-jurisdictional solar generation facilities.

Electric fuel and other energy-related purchases increased 53%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 20%, primarily due to an increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income.

Depreciation and amortization increased 32%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase in RGGI related amortization ($42 million), which prior to the suspension of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($17 million), partially offset by depreciation rates revised in the first quarter of 2022 ($20 million).

Impairment of assets and other charges increased $397 million, primarily due to a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses ($191 million), a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and dismantling costs associated with certain retired electric generation facilities ($37 million).

Other income decreased $84 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 13%, primarily due to an increase from net debt issuances in 2022 and 2021.

Income tax expense decreased $69 million, primarily due to lower pre-tax income ($84 million), partially offset by the absence of the benefit from a state legislative change ($16 million).

Year-To-Date 2022 vs. 2021

Operating revenue increased 22%, primarily reflecting:

•	A $272 million increase in the fuel cost component included in utility rates as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	A $214 million increase from riders;
•	The absence of a $151 million decrease from an unbilled revenue reduction;
•	A $76 million net increase from customers who elect to pay market-based rates, including settlements of economic hedges;
•	A $30 million increase in sales to customers from non-jurisdictional solar generation facilities;
•	A $29 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $13 million increase in sales to electric utility retail customers associated with growth; and
•

A $9 million net increase in sales to retail customers from an increase in heating degree days during the heating season ($19 million), partially offset by a decrease in cooling degree days during the cooling season ($10 million).

These increases were partially offset by:

•	A $25 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 39%, primarily due to higher commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $21 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021.

Other operations and maintenance increased 15%, primarily reflecting:

•	A $38 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $36 million increase in storm damage and service restoration costs;
•	A $21 million increase in outside services;
•	A $19 million increase in bad debt expense; and
•	A $11 million increase in materials and supplies; partially offset by
•	A $16 million decrease in salaries, wages and benefits and administrative costs.

Depreciation and amortization increased 32%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($122 million), an increase in RGGI related amortization ($87 million), which prior to the suspension of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($39 million), partially offset by depreciation rates revised in the first quarter of 2022 ($41 million).

Other taxes decreased 10%, primarily due to lower business and occupational taxes as a result of a West Virginia legislative change.

Impairment of assets and other charges increased $452 million, primarily due to a charge in connection with a proposed comprehensive settlement agreement for Virginia fuel expenses ($191 million), a charge for RGGI compliance costs deemed recovered through base rates ($180 million), the absence of a benefit for a change in the CCRO reserve associated with the 2021 Triennial Review ($130 million) and dismantling costs associated with certain retired electric generation facilities ($42 million), partially offset by the absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million).

Other income decreased $112 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 11%, primarily due to an increase from net debt issuances in 2022 and 2021.

Income tax expense decreased 56%, primarily due to lower pre-tax income ($95 million), partially offset by the absence of the benefit from a state legislative change ($16 million).

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

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2022	2021
(millions)
Cash, restricted cash and equivalents at January 1	$408	$247
Cash flows provided by (used in):
Operating activities	1,361	2,240
Investing activities	(5,148)	(3,768)
Financing activities	3,786	1,585
Net increase (decrease) in cash, restricted cash and equivalents	(1)	57
Cash, restricted cash and equivalents at June 30	$407	$304

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities decreased $879 million, inclusive of a $108 million decrease from discontinued operations. Net cash from continuing operations decreased $771 million, primarily due to lower deferred fuel cost recoveries ($557 million), current year refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($297 million), increased margin deposits ($116 million) and changes in working capital ($332 million), partially offset by an increase of $531 million primarily associated with higher cash flows from electric and gas utilities driven by riders and customer usage factors.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $1.4 billion, primarily due to the issuance of a short-term deposit ($2.0 billion) and an increase in plant construction and other property additions ($555 million), partially offset by a decrease in contributions to equity method affiliates including Atlantic Coast Pipeline ($952 million) and proceeds from the sale of assets and equity method investments ($146 million).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities increased $2.2 billion, primarily due to higher net issuances of long term debt ($1.6 billion), settlement of the stock purchase contract component of the 2019 Equity Units ($1.6 billion) and higher net credit facility borrowings ($425 million), partially offset by lower net issuances of short-term debt ($1.4 billion).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the six months ended June 30, 2022.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2022, Dominion Energy’s Consolidated Balance Sheets include $379 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Credit Facilities

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At June 30, 2022, Dominion Energy had $3.1 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In May 2022, Dominion Energy borrowed $900 million with the proceeds used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes. At June 30, 2022, Dominion Energy had $450 million outstanding under this supplemental credit facility.

Issuances and Borrowings of Long-Term Debt

Through June 30, 2022, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for general corporate purposes and/or to repay short-term debt.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
January	Senior notes	Public	Virginia Power	$600	2.400%	2032
January	Senior notes	Public	Virginia Power	400	2.950%	2051
May	Senior notes	Public	Virginia Power	600	3.750%	2027
May	Senior notes	Public	Virginia Power	600	4.625%	2052
Total issuances and borrowings				$2,200

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $3.2 billion and $4.4 billion of long-term debt during 2022, inclusive of amounts issued through June 30, 2022 as shown in the table above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayment, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed through June 30, 2022:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2022			$83	various
Early redemptions
None
Total repayments, repurchases and redemptions			$83
(1)	Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

In addition, in July and August 2022, Dominion Energy repurchased $19 million of senior notes with various interest rates and maturity dates.

See Note 16 to the Consolidated Financial Statements in this report and Note 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

In April 2022, Virginia Power remarketed two series of tax-exempt bonds, with an aggregate outstanding principal of approximately $138 million to new investors. Both bonds will bear interest at a coupon of 1.65% until May 2024, after which they will bear interest at a market rate to be determined at that time. In 2022, Dominion Energy expects to remarket approximately $165 million of its senior notes and tax-exempt bonds, inclusive of the Virginia Power tax-exempt bonds remarketed in April 2022.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the ratings agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. As of June 30, 2022, there have been no changes in Dominion Energy’s credit ratings. In August 2022, Standard & Poor’s revised its credit ratings outlook for Dominion Energy from positive to stable and affirmed all other current ratings.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2022, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. Through June 30, 2022, Dominion Energy has issued $91 million of stock through these programs. See Note 16 to the Consolidated Financial Statements in this report for additional information. Dominion Energy anticipates raising between $300 million and $500 million of capital through the issuance of common stock in 2022 and may issue up to $150 million of stock under settlement agreements associated with litigation acquired in the SCANA Combination as discussed in Note 17 to the Consolidated Financial Statements in this report, inclusive of 1.3 million shares of its common stock, valued at $102 million, issued through June 30, 2022. As discussed in Note 16 to the Consolidated Financial Statements in this report, in June 2022, Dominion Energy issued 19.4 million shares to settle the stock purchase contract component of the 2019 Equity Units and received proceeds of $1.6 billion. Dominion Energy will redeem all outstanding shares of Series A Preferred Stock in September 2022.

Through June 30, 2022, Dominion Energy has not repurchased and does not plan to repurchase in 2022 any shares of common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of June 30, 2022, there have been no material changes to Dominion Energy’s total planned capital expenditures for each segment through 2026 as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of June 30, 2022, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at June 30, 2022 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$8	$—	$8
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	118	—	118
Internally rated—non-investment grade(4)	58	29	29
Total(5)	$185	$29	$156

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 5% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented less than 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 66% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.

(5)   Excludes long-term purchase power agreements entered to satisfy legislative or state regulatory commission requirements.

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Other Material Cash Requirements

As of June 30, 2022, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. Such obligations include:

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

In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project, the revenue requirement for the initial rate year of Rider OSW and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. The Virginia Commission also included a performance standard for operation of the CVOW Commercial Project, which would require that customers be held harmless for any shortfall in energy production below an annual net capacity factor of 42%, as determined on a three-year rolling average, with details on the implementation of such standard to be determined in a future proceeding.

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

Market Risk Sensitive Instruments and Risk Management

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity securities prices as described below. Commodity price risk is present in the Companies’ electric operations and Dominion Energy’s natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities. The Companies’ exposure to foreign currency exchange rate risk is related to certain fixed price contracts entered into in 2021 in connection with the CVOW Commercial Project. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices could result in a change to the ultimate cost of the project. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to economically hedge its foreign currency rate risk exposure to certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% change in commodity prices, interest rates or foreign currency exchange rates.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $49 million and $16 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of June 30, 2022 and December 31, 2021, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $1 million in the fair value of Virginia Power’s commodity-based derivative instruments as of June 30, 2022. A hypothetical 10% increase in commodity prices would have resulted in a decrease of $6 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2021.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2022 or December 31, 2021.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of June 30, 2022, Dominion Energy and Virginia Power had $13.0 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $233 million and $119 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at June 30, 2022. As of December 31, 2021, Dominion Energy and Virginia Power had $11.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $191 million and $111 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2021.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of June 30, 2022, Dominion Energy had €3.2 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $312 million in the fair value of Dominion Energy’s foreign currency swaps at June 30, 2022.

The impact of a change in exchange rates on the Companies’ foreign currency-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from foreign exchange derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

The Companies are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Companies’ Consolidated Balance Sheets at fair value.

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $981 million for the six months ended June 30, 2022, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $675 million and $1.1 billion for the six months ended June 30, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $191 million, $41 million and $64 million for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, respectively.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $468 million for the six months ended June 30, 2022, and net investment gains (including investment income) on nuclear decommissioning trust investments of $327 million and $568 million for the six months ended June 30, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $106 million, $12 million and $31 million for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/22 - 4/30/22	70	$86.33	—	$ 0.92 billion
5/1/22 - 5/31/22	351	81.64	—	0.92 billion
6/1/22 - 6/30/22	1,111	83.71	—	0.92 billion
Total	1,532	83.36	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Articles of Incorporation, as amended, effective June 1, 2022 (Exhibit 3.1, Form 8-K filed June 1, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 11, 2022 (Exhibit 3.1, Form 8-K filed May 12, 2022, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1	Registration Rights Agreement, dated May 5, 2022, by and between Dominion Energy, Inc. and South Carolina Department of Revenue (Exhibit 4.2, Form 10-Q filed May 5, 2022, File No. 1-8489).	X

4.2

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November  1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 8, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 8, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer