Form 10-Q
period 2022-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2022-11-04
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Dominion Energy, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At October 28, 2022, the latest practicable date for determination, Dominion Energy, Inc. had 833,275,205 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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
2019 Equity Units

Dominion Energy’s 2019 Series A Equity Units issued in June 2019, initially in the form of 2019 Series A Corporate Units, which consisted of a stock purchase contract and a 1/10 interest in a share of the Series A Preferred Stock

2017 Tax Reform Act

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

Dominion Privatization	Dominion Utility Privatization, LLC, a partnership between Dominion Energy and Patriot
DSM	Demand-side management
DSM Riders	Rate adjustment clauses, designated Riders C1A, C2A, C3A and C4A, associated with the recovery of costs related to certain Virginia DSM programs in approved DSM cases

Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FERC	Federal Energy Regulatory Commission
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Four Brothers Holdings, LLC, a subsidiary of Clearway
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Granite Mountain Renewables, LLC, a subsidiary of Clearway
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia through August 2022
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Iron Springs Renewables, LLC, a subsidiary of Clearway
ISO	Independent system operator
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
MW	Megawatt
MWh	Megawatt hour

NAV	Net asset value
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
Rider CE

A rate adjustment clause associated with the recovery of costs related to certain renewable generation, energy storage and related transmission facilities in Virginia as well as certain small-scale distributed generation projects and related transmission facilities

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions, except per share amounts)
Operating Revenue	$4,386	$3,176	$12,261	$10,084
Operating Expenses
Electric fuel and other energy-related purchases	1,217	703	2,625	1,740
Purchased electric capacity	16	26	45	62
Purchased gas	138	60	985	665
Other operations and maintenance	991	927	3,030	2,808
Depreciation, depletion and amortization	727	621	2,120	1,833
Other taxes	231	223	719	702
Impairment of assets and other charges (benefits)	21	(222)	426	194
Losses (gains) on sales of assets	(27)	(3)	581	(2)
Total operating expenses	3,314	2,335	10,531	8,002
Income from operations	1,072	841	1,730	2,082
Earnings from equity method investees	92	69	255	214
Other income (expense)	70	133	(171)	732
Interest and related charges	329	407	550	978
Income from continuing operations including noncontrolling interests before income tax expense	905	636	1,264	2,050
Income tax expense	124	35	243	200
Net Income From Continuing Operations	781	601	1,021	1,850
Net Income (Loss) From Discontinued Operations(1)	(3)	65	15	119
Net Income Including Noncontrolling Interests	778	666	1,036	1,969
Noncontrolling Interests	—	12	—	22
Net Income Attributable to Dominion Energy	$778	$654	$1,036	$1,947
Amounts attributable to Dominion Energy
Net income from continuing operations	$781	$589	$1,021	$1,828
Net income (loss) from discontinued operations	(3)	65	15	119
Net income attributable to Dominion Energy	$778	$654	$1,036	$1,947
EPS - Basic
Net income from continuing operations	$0.91	$0.71	$1.16	$2.20
Net income (loss) from discontinued operations	—	0.08	0.02	0.15
Net income attributable to Dominion Energy	$0.91	$0.79	$1.18	$2.35
EPS - Diluted
Net income from continuing operations	$0.91	$0.71	$1.15	$2.20
Net income (loss) from discontinued operations	—	0.08	0.02	0.15
Net income attributable to Dominion Energy	$0.91	$0.79	$1.17	$2.35

(1)

Includes income tax expense (benefit) of $(6) million for the three months ended September 30, 2021 and $4 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively. There were no such amounts recorded during the three months ended September 30, 2022.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Net income including noncontrolling interests	$778	$666	$1,036	$1,969
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	10	(2)	64	21
Changes in unrealized net gains (losses) on investment securities(2)	(27)	4	(116)	(15)
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	(1)	30	5
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	12	10	33	35
Net realized (gains) losses on investment securities(5)	1	(3)	13	(5)
Net pension and other postretirement benefit costs(6)	26	19	59	63
Changes in other comprehensive income from equity method investees(7)	—	(3)	1	(3)
Total other comprehensive income	22	24	84	101
Comprehensive income including noncontrolling interests	800	690	1,120	2,070
Comprehensive income attributable to noncontrolling interests	—	12	—	22
Comprehensive income attributable to Dominion Energy	$800	$678	$1,120	$2,048

(1)

Net of $(4) million and $— million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(22) million and $(8) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(2)

Net of $9 million and $— million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $37 million and $8 million tax for the nine months ended September 30, 2022 and 2021, respectively.

(3)

Net of $— million and $(1) million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(8) million and $(8) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(4)

Net of $(4) million and $(4) million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(11) million and $(12) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(5)

Net of $(1) million and $1 million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(5) million and $2 million tax for the nine months ended September 30, 2022 and 2021, respectively.

(6)

Net of $(9) million and $(6) million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(21) million and $(22) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(7)

Net of $— million and $1 million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $— million and $1 million tax for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$163	$283
Customer receivables (less allowance for doubtful accounts of $38 and $40)	2,170	2,219
Other receivables (less allowance for doubtful accounts of $4 at both dates)	275	349
Inventories	1,766	1,631
Derivative assets	670	122
Margin deposit assets	829	678
Regulatory assets	2,064	1,492
Other	640	470
Current assets held for sale	122	25
Total current assets	8,699	7,269
Investments
Nuclear decommissioning trust funds	5,590	7,950
Investment in equity method affiliates	2,940	2,932
Other	384	394
Total investments	8,914	11,276
Property, Plant and Equipment
Property, plant and equipment	90,785	86,503
Accumulated depreciation, depletion and amortization	(27,891)	(26,729)
Total property, plant and equipment, net	62,894	59,774
Deferred Charges and Other Assets
Goodwill	7,295	7,405
Derivative assets	1,799	491
Regulatory assets	8,961	8,643
Other	4,973	4,732
Total deferred charges and other assets	23,028	21,271
Total assets	$103,535	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2022	December 31, 2021(1)
(millions)
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$2,889	$841
Short-term debt	2,943	2,314
Accounts payable	1,105	1,197
Accrued interest, payroll and taxes	1,186	1,169
Derivative liabilities	1,179	359
Regulatory liabilities	1,019	986
Other(2)	1,851	1,807
Total current liabilities	12,172	8,673
Long-Term Debt
Long-term debt	35,634	35,190
Junior subordinated notes	1,387	1,386
Supplemental credit facility borrowings	450	—
Other	691	850
Total long-term debt	38,162	37,426
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,003	6,658
Derivative liabilities	1,192	509
Regulatory liabilities	10,042	10,713
Other	6,391	6,693
Total deferred credits and other liabilities	24,628	24,573
Total liabilities	74,962	70,672
Commitments and Contingencies (see Note 17)
Mezzanine Equity
Preferred stock (see Note 16)	—	1,610
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	23,480	21,610
Retained earnings	4,684	5,373
Accumulated other comprehensive loss	(1,374)	(1,458)
Shareholders' equity	28,573	27,308
Total liabilities, mezzanine equity and shareholders' equity	$103,535	$99,590

(1)	Dominion Energy’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 10 for amounts attributable to related parties.
(3)	1.8 billion shares authorized; 833 million and 810 million shares outstanding at September 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2021	2	$2,387	807	$21,369	$4,434	$(1,640)	$26,550	$334	$26,884
Net income including noncontrolling interests					654		654	12	666
Issuance of stock			3	195			195		195
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends (see Note 16)					(16)		(16)		(16)
Common stock dividends ($0.630 per share) and distributions					(510)		(510)	(19)	(529)
Other comprehensive income, net of tax						24	24		24
Other							—	$(1)	(1)
September 30, 2021	2	$2,387	810	$21,573	$4,562	$(1,616)	$26,906	$326	$27,232

June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297
Net income including noncontrolling interests					778		778		778
Issuance of stock			1	44			44		44
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(557)		(557)		(557)
Other comprehensive income, net of tax						22	22		22
September 30, 2022	2	$1,783	833	$23,480	$4,684	$(1,374)	$28,573	$—	$28,573

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders		Total
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					1,947		1,947	22	1,969
Issuance of stock			4	292			292		292
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (see Note 16)					(48)		(48)		(48)
Common stock dividends ($1.890 per common share) and distributions					(1,526)		(1,526)	(40)	(1,566)
Other comprehensive income, net of tax						101	101		101
Other				(1)			(1)		(1)
September 30, 2021	2	$2,387	810	$21,573	$4,562	$(1,616)	$26,906	$326	$27,232

December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					1,036		1,036		1,036
Issuance of stock			23	1,847			1,847		1,847
Stock awards (net of change in unearned compensation)				23			23		23
Preferred stock dividends (see Note 16)					(72)		(72)		(72)
Common stock dividends ($2.025 per share) and distributions					(1,653)		(1,653)		(1,653)
Other comprehensive income, net of tax						84	84		84
September 30, 2022	2	$1,783	833	$23,480	$4,684	$(1,374)	$28,573	$—	$28,573

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2022	2021
(millions)
Operating Activities
Net income including noncontrolling interests	$1,036	$1,969
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,334	2,058
Deferred income taxes and investment tax credits	269	199
Provision for refunds to electric utility customers	—	350
Impairment of assets and other charges	394	194
Losses (gains) on sales of assets and equity method investments	601	—
Net (gains) losses on nuclear decommissioning trust funds and other investments	658	(370)
Other adjustments	(85)	273
Changes in:
Accounts receivable	(56)	207
Inventories	(206)	(45)
Deferred fuel and purchased gas costs, net	(1,525)	(531)
Prepayments	(103)	(121)
Accounts payable	(54)	(29)
Accrued interest, payroll and taxes	28	51
Margin deposit assets and liabilities	(152)	(539)
Net realized and unrealized changes related to derivative activities	114	432
Pension and other postretirement benefits	(344)	(103)
Other operating assets and liabilities	(238)	(460)
Net cash provided by operating activities	2,671	3,535
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,251)	(4,142)
Acquisition of solar development projects	(139)	(87)
Proceeds from sale of Hope	722	—
Proceeds from sales of securities	2,686	3,324
Purchases of securities	(2,479)	(3,288)
Repayment of Q-Pipe Transaction deposit	—	(1,265)
Proceeds from sale of assets and equity method investments	146	—
Contributions to equity method affiliates	(34)	(1,006)
Short-term deposit	(2,000)	—
Return of short-term deposit	2,000	—
Other	(170)	(143)
Net cash used in investing activities	(4,519)	(6,607)
Financing Activities
Issuance of short-term debt, net	629	2,990
Issuance of short-term notes	—	1,265
Repayment of supplemental 364-day credit facility borrowings	—	(225)
Issuance and remarketing of long-term debt	3,588	2,500
Repayment and repurchase of long-term debt	(1,213)	(2,708)
Supplemental credit facility borrowings	900	900
Repayment of supplemental credit facility borrowings	(450)	—
Series A Preferred Stock redemption	(1,610)	—
Issuance of common stock	1,744	144
Common dividend payments	(1,653)	(1,526)
Other	(155)	(248)
Net cash provided by financing activities	1,780	3,092
Increase (decrease) in cash, restricted cash and equivalents	(68)	20
Cash, restricted cash and equivalents at beginning of period	408	247
Cash, restricted cash and equivalents at end of period	$340	$267

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Operating Revenue(1)	$2,875	$1,976	$7,217	$5,547
Operating Expenses
Electric fuel and other energy-related purchases(1)	981	515	2,030	1,270
Purchased electric capacity	11	15	33	16
Other operations and maintenance:
Affiliated suppliers	81	77	256	242
Other	450	393	1,323	1,140
Depreciation and amortization	451	343	1,305	990
Other taxes	80	86	238	262
Impairment of assets and other charges (benefit)	19	(230)	432	(269)
Total operating expenses	2,073	1,199	5,617	3,651
Income from operations	802	777	1,600	1,896
Other income (expense)	3	21	(37)	93
Interest and related charges(1)	168	136	461	400
Income before income tax expense	637	662	1,102	1,589
Income tax expense	66	106	127	245
Net Income	$571	$556	$975	$1,344

(1)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Net income	$571	$556	$975	$1,344
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	13	(2)	57	18
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(4)	—	(14)	(2)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	—	1	1
Net realized (gains) losses on nuclear decommissioning trust funds(4)	—	(1)	(1)	(1)
Total other comprehensive income (loss)	9	(3)	43	16
Comprehensive income	$580	$553	$1,018	$1,360

(1)

Net of $(5) million and $— million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(20) million and $(6) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(2)

Net of $— million and $— million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $4 million and $— million tax for the nine months ended September 30, 2022 and 2021, respectively.

(3)

Net of $(1) million and $(1) million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $(1) million and $(1) million tax for the nine months ended September 30, 2022 and 2021, respectively.

(4)

Net of $— million and $— million tax for the three months ended September 30, 2022 and 2021, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$18	$26
Customer receivables (less allowance for doubtful accounts of $28 at both dates)	1,443	1,172
Other receivables (less allowance for doubtful accounts of $2 at both dates)	73	112
Affiliated receivables	84	37
Inventories (average cost method)	905	871
Margin deposit assets	498	167
Derivative assets(2)	363	76
Regulatory assets	1,136	850
Other	139	39
Total current assets	4,659	3,350
Investments
Nuclear decommissioning trust funds	3,004	3,734
Other	3	3
Total investments	3,007	3,737
Property, Plant and Equipment
Property, plant and equipment	53,149	49,890
Accumulated depreciation and amortization	(16,028)	(15,234)
Total property, plant and equipment, net	37,121	34,656
Deferred Charges and Other Assets
Regulatory assets	4,518	4,130
Other(2)	2,683	2,059
Total deferred charges and other assets	7,201	6,189
Total assets	$51,988	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2022	December 31, 2021(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$715	$313
Short-term debt	1,009	745
Accounts payable	478	402
Payables to affiliates	168	121
Affiliated current borrowings	784	699
Accrued interest, payroll and taxes	408	274
Asset retirement obligations	303	191
Regulatory liabilities	648	647
Derivative liabilities(2)	442	134
Other	744	567
Total current liabilities	5,699	4,093
Long-Term Debt
Long-term debt	14,914	13,453
Other	509	503
Total long-term debt	15,423	13,956
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,435	3,183
Asset retirement obligations	3,687	3,732
Regulatory liabilities	5,269	5,740
Other(2)	1,477	1,248
Total deferred credits and other liabilities	13,868	13,903
Total liabilities	34,990	31,952
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	10,145	9,170
Accumulated other comprehensive income (loss)	2	(41)
Total common shareholder’s equity	16,998	15,980
Total liabilities and shareholder’s equity	$51,988	$47,932

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2021 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 19 for amounts attributable to affiliates.
(3)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2022 and December 31, 2021.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2021	275	$5,738	$1,113	$8,246	$(33)	$15,064
Net income				556		556
Other comprehensive loss, net of tax					(3)	(3)
September 30, 2021	275	$5,738	$1,113	$8,802	$(36)	$15,617

June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418
Net income				571		571
Other comprehensive income, net of tax					9	9
September 30, 2022	275	$5,738	$1,113	$10,145	$2	$16,998

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Net income				1,344		1,344
Dividends				(300)		(300)
Other comprehensive income, net of tax					16	16
September 30, 2021	275	$5,738	$1,113	$8,802	$(36)	$15,617

December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				975		975
Other comprehensive income, net of tax					43	43
September 30, 2022	275	$5,738	$1,113	$10,145	$2	$16,998

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2022	2021
(millions)
Operating Activities
Net income	$975	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,428	1,109
Deferred income taxes and investment tax credits	183	198
Impairment of assets and other charges (benefit)	403	(269)
Provision for refunds to customers	—	350
Net (gains) losses on nuclear decommissioning trust funds and other investments	89	(46)
Other adjustments	(46)	127
Changes in:
Accounts receivable	(351)	(98)
Affiliated receivables and payables	1	(123)
Inventories	(34)	36
Prepayments	(4)	(5)
Deferred fuel expenses, net	(1,207)	(396)
Accounts payable	90	66
Accrued interest, payroll and taxes	134	121
Margin deposit assets and liabilities	(331)	(121)
Net realized and unrealized changes related to derivative activities	88	8
Other operating assets and liabilities	(24)	(61)
Net cash provided by operating activities	1,394	2,240
Investing Activities
Plant construction and other property additions	(3,322)	(2,525)
Purchases of nuclear fuel	(169)	(73)
Acquisition of solar development projects	(51)	(61)
Proceeds from sales of securities	1,289	1,465
Purchases of securities	(1,334)	(1,470)
Other	(10)	(45)
Net cash used in investing activities	(3,597)	(2,709)
Financing Activities
Issuance of short-term debt, net	264	851
Issuance (repayment) of affiliated current borrowings, net	85	(70)
Issuance and remarketing of long-term debt	2,338	—
Repayment and repurchase of long-term debt	(438)	—
Common dividend payments to parent	—	(300)
Other	(52)	(8)
Net cash provided by financing activities	2,197	473
Increase (decrease) in cash, restricted cash and equivalents	(6)	4
Cash, restricted cash and equivalents at beginning of period	26	35
Cash, restricted cash and equivalents at end of period	$20	$39

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2022, their results of operations and changes in equity for the three and nine months ended September 30, 2022 and 2021 and their cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2022	September 30, 2021	December 31, 2021	December 31, 2020
(millions)
Dominion Energy
Cash and cash equivalents(1)	$163	$195	$283	$179
Restricted cash and equivalents(2)(3)	177	72	125	68
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$340	$267	$408	$247
Virginia Power
Cash and cash equivalents	$18	$38	$26	$35
Restricted cash and equivalents(3)	2	1	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$20	$39	$26	$35

(1)

At September 30, 2021 and December 31, 2020, Dominion Energy had $15 million and $7 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at September 30, 2022 and December 31, 2021.

(2)

At September 30, 2021 and December 31, 2020, Dominion Energy had $22 million and $3 million of restricted cash and equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at September 30, 2022 and December 31, 2021.

(3)	Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

	Nine Months Ended September 30,
	2022	2021
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$745	$374
Leases(2)	129	75
(1)

See Note 10 for noncash investing activities related to the acquisition of a noncontrolling interest in Dominion Privatization and Notes 16 and 17 for noncash financing activities related to the remarketing of Series A Preferred Stock and the issuance of common stock and transfer of property associated with the settlement of litigation.

(2)

Includes $29 million and $34 million of financing leases at September 30, 2022 and 2021, respectively, and $100 million and $41 million of operating leases at September 30, 2022 and 2021, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

	Nine Months Ended September 30,
	2022	2021
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$454	$238
Leases(1)	113	59
(1)	Includes $20 million and $24 million of financing leases at September 30, 2022 and 2021, respectively, and $93 million and $35 million of operating leases at September 30, 2022 and 2021, respectively.

Property, Plant and Equipment

In the first quarter of 2022, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. The change resulted in a decrease in depreciation expense in Virginia Power’s Consolidated Statements of Income of $15 million ($11 million after-tax) and $45 million ($33 million after-tax) for the three and nine months ended September 30, 2022, respectively, and an increase in Dominion Energy’s EPS of $0.01 and $0.04 for the three and nine months ended September 30, 2022, respectively. The revision is expected to decrease Virginia Power’s annual depreciation expense by approximately $60 million ($45 million after-tax) and increase Dominion Energy’s EPS by approximately $0.05.

For the three and nine months ended September 30, 2022, Virginia Power recorded charges of $18 million ($14 million after-tax) and $60 million ($45 million after-tax), respectively, associated with dismantling certain coal- and oil-fired generating units retired before the end of their useful lives, recorded in impairment of assets and other charges (benefits) in its Consolidated Statements of Income.

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

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed businesses for up to 12 months after closing, subject to extension. Dominion Energy recorded $2 million and $5 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the three and nine months ended September 30, 2022, respectively.

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Q-Pipe Group	Q-Pipe Group
(millions)
Operating revenue	$62	$188
Operating expense	24	52
Other income(1)	26	27
Interest and related charges	7	17
Income before income taxes(2)	57	146
Income tax expense	12	29
Net income attributable to Dominion Energy	$45	$117
(1)	Includes a $25 million benefit associated with the termination of the Q-Pipe Transaction in the third quarter of 2021.
(2)	Excludes $18 million income tax benefit recorded in the third quarter of 2021 associated with the GT&S Transaction.

Capital expenditures and significant noncash items relating to the Q-Pipe Group included the following:

Nine Months Ended September 30, 2021
(millions)
Capital expenditures	$26
Significant noncash items:
Accrued capital expenditures	2

Sale of Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million of cash consideration, subject to customary closing adjustments, which closed in August 2022 after all customary closing and regulatory conditions were satisfied, including clearance under the Hart-Scott-Rodino Act and approval from the West Virginia Commission. The sale is treated as a stock sale for tax purposes.

Upon closing, Dominion Energy recognized a pre-tax gain of $8 million, subject to customary closing adjustments, (net of $110 million write-off of goodwill which was not deductible for tax purposes) in losses (gains) on sales of assets in its Consolidated Statements of Income. The transaction resulted in an after-tax loss of $89 million. Upon meeting the classification as held for sale in the first quarter of 2022 and through the second quarter of 2022, Dominion Energy had recorded charges of $90 million in deferred income tax expense in its Consolidated Statements of Income to reflect the recognition of deferred taxes on the outside basis of Hope’s stock. This deferred income tax expense reversed upon closing of the sale and became a component of current income tax expense on the sale disclosed above. See Note 5 for additional information. In addition, a curtailment was recorded related to other postretirement benefit plans as discussed in Note 20.

All activity related to Hope prior, or not related, to closing, is included in Gas Distribution.

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

All activity related to Kewaunee prior to closing is included in Contracted Assets.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Dominion Energy
Regulated electric sales:
Residential	$1,609	$1,281	$4,013	$3,453
Commercial	1,349	831	3,336	2,311
Industrial	253	194	670	547
Government and other retail	353	258	922	670
Wholesale	66	52	181	131
Nonregulated electric sales	345	271	948	754
Regulated gas sales:
Residential	154	132	1,154	950
Commercial	83	61	462	346
Other	62	31	158	88
Nonregulated gas sales	2	7	7	74
Regulated gas transportation and storage	229	208	767	698
Other regulated revenues	76	47	195	187
Other nonregulated revenues(1)	74	61	183	149
Total operating revenue from contracts with customers	4,655	3,434	12,996	10,358
Other revenues(2)(3)	(269)	(258)	(735)	(274)
Total operating revenue	$4,386	$3,176	$12,261	$10,084
Virginia Power
Regulated electric sales:
Residential	$1,238	$935	$3,069	$2,572
Commercial	1,105	604	2,696	1,715
Industrial	134	94	347	268
Government and other retail	335	241	874	625
Wholesale	38	31	101	79
Nonregulated electric sales	17	18	62	32
Other regulated revenues	64	37	195	165
Other nonregulated revenues(1)(4)	28	27	50	61
Total operating revenue from contracts with customers	2,959	1,987	7,394	5,517
Other revenues(2)(4)	(84)	(11)	(177)	30
Total operating revenue	$2,875	$1,976	$7,217	$5,547

(1)

Includes sales which are considered to be goods transferred at a point in time of $10 million and $9 million for the three months ended September 30, 2022 and 2021, respectively, and $35 million and $24 million for the nine months ended September 30, 2022 and 2021, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $21 million and $16 million for the three months ended September 30, 2022 and 2021, respectively, and $32 million and $29 million for the nine months ended September 30, 2022 and 2021, respectively, at Dominion Energy and $13 million for both the three months ended September 30, 2022 and 2021 and $13 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively, at Virginia Power.

(2)

Includes alternative revenue of $20 million and $3 million at Dominion Energy and $20 million and $3 million at Virginia Power for the three months ended September 30, 2022 and 2021, respectively, and $90 million and $50 million at Dominion Energy and $47 million and $41 million at Virginia Power for the nine months ended September 30, 2022 and 2021, respectively.

(3)	Includes revenue associated with services provided to discontinued operations of $1 million and $3 million for the three and nine months ended September 30, 2021, respectively.
(4)	See Note 19 for amounts attributable to affiliates.

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

Revenue expected to be recognized on multi-year contracts in place at September 30, 2022	2022	2023	2024	2025	2026	Thereafter	Total
(millions)
Dominion Energy	$18	$68	$61	$54	$48	$449	$698

At September 30, 2022 and December 31, 2021, Dominion Energy’s contract liability balances were $159 million and $124 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.  At September 30, 2022 and December 31, 2021, Virginia Power’s contract liability balances were $43 million and $33 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2022 and 2021, Dominion Energy recognized revenue of $120 million and $124 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2022 and 2021, Virginia Power recognized $33 million and $36 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2022	2021	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	7.3	—	—	—
State taxes, net of federal benefit	4.7	2.0	4.4	4.5
Investment tax credits	(6.4)	(5.6)	(8.9)	(5.8)
Production tax credits	(0.7)	(0.5)	(1.0)	(0.6)
Reversal of excess deferred income taxes	(6.1)	(3.8)	(3.7)	(2.2)
State legislative change	—	(1.0)	—	(1.0)
Changes in state deferred taxes associated with assets held for sale	0.4	(0.5)	—	—
AFUDC - equity	(0.6)	(0.5)	(0.8)	(0.5)
Absence of tax on noncontrolling interest	—	(0.2)	—	—
Other, net	(0.4)	(1.1)	0.5	—
Effective tax rate	19.2%	9.8%	11.5%	15.4%

As described in Note 3, Dominion Energy sold 100% of the equity interests in Hope in a stock sale for income tax purposes. Dominion Energy’s 2022 effective tax rate reflects the current income tax expense on the sale of Hope’s stock.

As of September 30, 2022, there have been no material changes in the Companies’ unrecognized tax benefits.  It is reasonably possible that recent case law and interactions with the taxing authority could result in a decrease in unrecognized tax benefits by up to $26 million during the next twelve months. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $26 million for Dominion Energy.  See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of these unrecognized tax benefits.

The Companies’ 2021 effective tax rates reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

Discontinued operations

Income tax expense reflected in discontinued operations is $4 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively. 2021 income taxes include a $15 million benefit related to finalizing income tax returns on the GT&S Transaction.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$781	$589	$1,021	$1,828
Preferred stock dividends (see Note 16)	(20)	(16)	(72)	(48)
Net income attributable to Dominion Energy from continuing operations – Basic	761	573	949	1,780
Dilutive effect of 2019 Equity Units (1)	—	—	12	—
Net income attributable to Dominion Energy from continuing operations - Diluted	$761	$573	$961	$1,780
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(3)	$65	$15	$119

Average shares of common stock outstanding – Basic	832.6	808.7	820.6	807.1
Net effect of dilutive securities (2)	0.6	1.3	12.1	0.5
Average shares of common stock outstanding – Diluted	833.2	810.0	832.7	807.6

EPS from continuing operations – Basic	$0.91	$0.71	$1.16	$2.20
EPS from discontinued operations – Basic	—	0.08	0.02	0.15
EPS attributable to Dominion Energy – Basic	$0.91	$0.79	$1.18	$2.35

EPS from continuing operations – Diluted	$0.91	$0.71	$1.15	$2.20
EPS from discontinued operations – Diluted	—	0.08	0.02	0.15
EPS attributable to Dominion Energy – Diluted	$0.91	$0.79	$1.17	$2.35

(1)

As discussed in Note 16, effective in June 2022 through its settlement in September 2022, the Series A Preferred Stock was considered to be mandatorily redeemable and was classified in current liabilities. In accordance with revised accounting standards effective January 2022, a fair value adjustment, if dilutive, of the Series A Preferred Stock was no longer included in applying the if converted method to the 2019 Equity Units. In addition, diluted net income was no longer reduced by the Series A Preferred Stock dividends. No fair value adjustment was necessary for the three and nine months ended September 30, 2021.

(2)

Dilutive securities for the three and nine months ended September 30, 2022 consist primarily of the 2019 Equity Units through their settlement in June 2022 (applying the if converted method as updated effective January 2022), stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method) as well as forward sales agreements entered into in November 2021 (applying the treasury stock method). See Notes 16 and 17 for additional information.

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

For the three and nine months ended September 30, 2021, the forward stock purchase contracts included within the 2019 Equity Units are excluded from the calculation of diluted EPS from continuing operations as the dilutive stock price threshold was not met, the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations based upon the expectation that the conversion would settle in cash rather than through the issuance of Dominion Energy common stock and a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation of diluted EPS from continuing operations for the three and nine months ended September 30, 2021 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of Dominion Energy common stock.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Commodity	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Three Months Ended September 30, 2022
Beginning balance	$—	$(283)	$(283)	$(40)	$(1,070)	$(3)	$(1,396)
Other comprehensive income before reclassifications: gains (losses)	—	10	10	(27)	—	—	(17)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	16	16	—	—	—	16
Other income (expense)	—	—	—	2	35	—	37
Total	—	16	16	2	35	—	53
Income tax expense (benefit)	—	(4)	(4)	(1)	(9)	—	(14)
Total, net of tax	—	12	12	1	26	—	39
Net current period other comprehensive income (loss)	—	22	22	(26)	26	—	22
Ending balance	$—	$(261)	$(261)	$(66)	$(1,044)	$(3)	$(1,374)
Three Months Ended September 30, 2021
Beginning balance	$—	$(371)	$(371)	$41	$(1,309)	$(1)	$(1,640)
Other comprehensive income before reclassifications: gains (losses)	—	(2)	(2)	4	(1)	(3)	(2)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	14	14	—	—	—	14
Other income (expense)	—	—	—	(4)	25	—	21
Total	—	14	14	(4)	25	—	35
Income tax expense (benefit)	—	(4)	(4)	1	(6)	—	(9)
Total, net of tax	—	10	10	(3)	19	—	26
Net current period other comprehensive income (loss)	—	8	8	1	18	(3)	24
Ending balance	$—	$(363)	$(363)	$42	$(1,291)	$(4)	$(1,616)

(1)	Net of $87 million, $94 million, $121 million and $125 million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively.
(2)	Net of $23 million, $14 million, $(11) million and $(12) million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively.
(3)	Net of $367 million, $376 million, $448 million and $455 million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively.
(4)	Net of $1 million, $1 million, $1 million and $— million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively.

	Commodity	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Nine Months Ended September 30, 2022
Beginning balance	$—	$(358)	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income before reclassifications: gains (losses)	—	64	64	(116)	30	1	(21)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	44	44	—	—	—	44
Other income (expense)	—	—	—	18	80	—	98
Total	—	44	44	18	80	—	142
Income tax expense (benefit)	—	(11)	(11)	(5)	(21)	—	(37)
Total, net of tax	—	33	33	13	59	—	105
Net current period other comprehensive income (loss)	—	97	97	(103)	89	1	84
Ending balance	$—	$(261)	$(261)	$(66)	$(1,044)	$(3)	$(1,374)

Nine Months Ended September 30, 2021
Beginning balance	$(1)	$(418)	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	—	21	21	(15)	5	(3)	8
Amounts reclassified from AOCI: (gains) losses
Purchased gas	1	—	1	—	—	—	1
Interest and related charges	—	46	46	—	—	—	46
Other income (expense)	—	—	—	(7)	85	—	78
Total	1	46	47	(7)	85	—	125
Income tax expense (benefit)	—	(12)	(12)	2	(22)	—	(32)
Total, net of tax	1	34	35	(5)	63	—	93
Net current period other comprehensive income (loss)	1	55	56	(20)	68	(3)	101
Ending balance	$—	$(363)	$(363)	$42	$(1,291)	$(4)	$(1,616)

(1)	Net of $87 million, $119 million, $121 million and $141 million tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.
(2)	Net of $23 million, $(10) million, $(11) million and $(21) million tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.
(3)	Net of $367 million, $396 million, $448 million, and $478 million tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.
(4)	Net of $1 million, $1 million, $1 million and $— tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Three Months Ended September 30, 2022
Beginning balance	$—	$—	$(7)	$(7)
Other comprehensive income before reclassifications: gains (losses)	13	13	(4)	9
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Other income (expense)	—	—	—	—
Total	1	1	—	1
Income tax expense (benefit)	(1)	(1)	—	(1)
Total, net of tax	—	—	—	—
Net current period other comprehensive income (loss)	13	13	(4)	9
Ending balance	$13	$13	$(11)	$2
Three Months Ended September 30, 2021
Beginning balance	$(39)	$(39)	$6	$(33)
Other comprehensive income before reclassifications: gains (losses)	(2)	(2)	—	(2)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	1	—	1
Other income (expense)	—	—	(1)	(1)
Total	1	1	(1)	—
Income tax expense (benefit)	(1)	(1)	—	(1)
Total, net of tax	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(2)	(2)	(1)	(3)
Ending balance	$(41)	$(41)	$5	$(36)
(1) Net of $(4) million, $— million, $14 million and $14 million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively
(2) Net of $4 million, $3 million, $(2) million and $(2) million tax at September 30, 2022, June 30, 2022, September 30, 2021 and June 30, 2021, respectively.

	Interest Rate	Total Derivative-Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Nine Months Ended September 30, 2022
Beginning balance	$(45)	$(45)	$4	$(41)
Other comprehensive income before reclassifications: gains (losses)	57	57	(14)	43
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	2	2	—	2
Other income (expense)	—	—	(1)	(1)
Total	2	2	(1)	1
Income tax expense (benefit)	(1)	(1)	—	(1)
Total, net of tax	1	1	(1)	—
Net current period other comprehensive income (loss)	58	58	(15)	43
Ending balance	$13	$13	$(11)	$2
Nine Months Ended September 30, 2021
Beginning balance	$(60)	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	18	18	(2)	16
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	2	2	—	2
Other income (expense)	—	—	(1)	(1)
Total	2	2	(1)	1
Income tax expense (benefit)	(1)	(1)	—	(1)
Total, net of tax	1	1	(1)	—
Net current period other comprehensive income (loss)	19	19	(3)	16
Ending balance	$(41)	$(41)	$5	$(36)
(1)	Net of $(4) million, $16 million, $14 million and $21 million tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.
(2)	Net of $4 million, $(2) million, $(2) million and $(3) million tax at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively.

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. See Note 9 in this report for additional information about the Companies’ derivatives and hedge accounting activities.

The Companies enter into certain physical and financial forwards, futures and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices and volumes. For Level 3 fair value measurements, certain forward market prices and implied price volatilities are considered unobservable.

The following table presents Dominion Energy’s quantitative information about Level 3 fair value measurements at September 30, 2022.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$1	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	263	Discounted cash flow	Market price (per MWh)	(3)	1-19	5
Electricity	211	Discounted cash flow	Market price (per MWh)	(3)	28-199	51
Physical options:
Natural gas(2)	24	Option model	Market price (per Dth)	(3)	4-17	10
			Price volatility	(4)	13%-70%	51%
Total assets	$499
Liabilities
Physical and financial forwards:
Natural gas(2)	$12	Discounted cash flow	Market price (per Dth)	(3)	(2)-8	1
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	1-10	4
Total liabilities	$17
(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

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
(millions)
At September 30, 2022
Assets
Derivatives:
Commodity	$—	$371	$499	$870
Interest rate	—	1,593	—	1,593
Foreign currency exchange rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	3,514	—	—	3,514
Fixed income:
Corporate debt instruments	—	563	—	563
Government securities	159	1,067	—	1,226
Total assets	$3,673	$3,600	$499	$7,772
Liabilities
Derivatives:
Commodity	$—	$1,492	$17	$1,509
Interest rate	—	475	—	475
Foreign currency exchange rate	—	387	—	387
Total liabilities	$—	$2,354	$17	$2,371
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$52	$230	$282
Interest rate	—	323	—	323
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,241	—	—	5,241
Fixed income:
Corporate debt instruments	—	881	—	881
Government securities	199	1,256	—	1,455
Cash equivalents and other	(29)	—	—	(29)
Total assets	$5,411	$2,520	$230	$8,161
Liabilities
Derivatives:
Commodity	$—	$461	$8	$469
Interest rate	—	399	—	399
Total liabilities	$—	$860	$8	$868
(1)

Includes investments held in the nuclear decommissioning and rabbi trusts. Excludes $238 million and $366 million of assets at September 30, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Dominion Energy's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$480	$62	$222	$103
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	—	(6)	—	(8)
Electric fuel and other energy-related purchases	181	29	346	12
Included in regulatory assets/liabilities	2	88	243	49
Settlements	(181)	(29)	(346)	(12)
Purchases	—	—	17	—
Ending balance	$482	$144	$482	$144

There were $(6) million and $(8) million of unrealized gains and losses included in operating revenue in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2021, respectively, and no such amounts for the three and nine months ended September 30, 2022.

Virginia Power

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements at September 30, 2022.  The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	$1	Discounted cash flow	Market price (per Dth)	(3)	(2) - 6	(1)
FTRs	263	Discounted cash flow	Market price (per MWh)	(3)	1 - 19	5
Physical options:
Natural gas(2)	24	Option model	Market price (per Dth)	(3)	4-17	10
			Price volatility	(4)	13%-70%	51%
Total assets	$288
Liabilities
Physical and financial forwards:
Natural gas(2)	$12	Discounted cash flow	Market price (per Dth)	(3)	(2) - 5	1
FTRs	5	Discounted cash flow	Market price (per MWh)	(3)	1-10	4
Total liabilities	$17

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 and 2.
(4)	Represents volatilities unrepresented in published markets.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market price	Buy	Increase (decrease)	Gain (loss)
Market price	Sell	Increase (decrease)	Loss (gain)
Price volatility	Buy	Increase (decrease)	Gain (loss)
Price volatility	Sell	Increase (decrease)	Loss (gain)

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2022
Assets
Derivatives:
Commodity	$—	$71	$288	$359
Interest rate	—	596	—	596
Foreign currency exchange rate	—	6	—	6
Investments(1):
Equity securities:
U.S.	1,870	—	—	1,870
Fixed income:
Corporate debt instruments	—	372	—	372
Government securities	88	518	—	606
Total assets	$1,958	$1,563	$288	$3,809
Liabilities
Derivatives:
Commodity	$—	$486	$17	$503
Interest rate	—	27	—	27
Foreign currency exchange rate	—	387	—	387
Total liabilities	$—	$900	$17	$917
At December 31, 2021
Assets
Derivatives:
Commodity	$—	$36	$110	$146
Interest rate	—	146	—	146
Foreign currency exchange rate	—	8	—	8
Investments(1):
Equity securities:
U.S.	2,420	—	—	2,420
Fixed income:
Corporate debt instruments	—	531	—	531
Government securities	93	506	—	599
Cash equivalents and other	(3)	—	—	(3)
Total assets	$2,510	$1,227	$110	$3,847
Liabilities
Derivatives:
Commodity	$—	$125	$8	$133
Interest rate	—	337	—	337
Total liabilities	$—	$462	$8	$470

(1)

Includes investments held in the nuclear decommissioning trusts. Excludes $150 million and $185 million of assets at September 30, 2022 and December 31, 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(millions)
Beginning balance	$245	$74	$102	$103
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	142	27	293	10
Included in regulatory assets/liabilities	26	41	152	12
Settlements	(142)	(27)	(293)	(10)
Purchases	—	—	17	—
Ending balance	$271	$115	$271	$115

There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2022 and 2021.

Fair Value of Financial Instruments

Substantially all of the Companies’ financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash, restricted cash and equivalents, customer and other receivables, affiliated receivables, short-term debt, mandatorily redeemable preferred stock, affiliated current borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For the Companies' financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion Energy
Long-term debt(2)	$38,487	$34,700	$35,996	$40,947
Supplemental credit facility borrowings	450	450	—	—
Junior subordinated notes(3)	1,387	1,338	1,386	1,470
Virginia Power
Long-term debt(3)	$15,618	$13,840	$13,753	$16,021

(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

(2)

Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At December 31, 2021 the carrying amount includes the valuation of certain fair value hedges associated with fixed rate debt of $2 million. There were no fair value hedges associated with fixed rate debt at September 30, 2022.

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

Dominion Energy

Balance Sheet Presentation

The tables below present Dominion Energy’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$367	$11	$—	$356	$153	$13	$—	$140
Exchange	292	287	—	5	9	7	—	2
Interest rate contracts:
Over-the-counter	1,593	410	—	1,183	323	49	—	274
Foreign currency exchange rate contracts:
Over-the-counter	6	6	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$2,258	$714	$—	$1,544	$493	$69	$—	$424

(1)	Excludes $211 million and $120 million of derivative assets at September 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$660	$17	$121	$522	$95	$13	$54	$28
Exchange	849	287	562	—	374	7	367	—
Interest rate contracts:
Over-the-counter	475	257	3	215	399	49	11	339
Foreign currency exchange rate contracts:
Over-the-counter	387	153	—	234	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$2,371	$714	$686	$971	$868	$69	$432	$367

(1)	There were no derivative liabilities that are not subject to master netting or similar arrangements at September 30, 2022 or December 31, 2021.

Volumes

The following table presents the volume of Dominion Energy’s derivative activity at September 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	47	7
Basis(1)	159	439
Electricity (MWh in millions):
Fixed price	16	31
FTRs	72	—
Oil (Gal in millions)	6	—
Interest rate(2) (in millions)	$358	$12,581
Foreign currency exchange rate(2)(in millions):
Danish Krone	468 kr.	4,167 kr.
Euro	€351	€2,651

(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy’s Consolidated Balance Sheet at September 30, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(261)	$(33)	387 months
Total	$(261)	$(33)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the three and nine months ended September 30, 2022 and 2021.

The following table presents the amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges, all of which related to discontinued hedging relationships at both September 30, 2022 and December 31, 2021:

	Carrying Amount of the Hedged Asset (Liability)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(millions)
Long-term debt	$—	$(352)	$—	$(2)

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2022
ASSETS
Current Assets
Commodity	$—	$610	$610
Interest rate	—	54	54
Foreign currency exchange rate	—	6	6
Total current derivative assets	—	670	670
Noncurrent Assets
Commodity	—	260	260
Interest rate	596	943	1,539
Total noncurrent derivative assets	596	1,203	1,799
Total derivative assets	$596	$1,873	$2,469
LIABILITIES
Current Liabilities
Commodity	$—	$1,083	$1,083
Interest rate	—	46	46
Foreign currency exchange rate	—	50	50
Total current derivative liabilities	—	1,179	1,179
Noncurrent Liabilities
Commodity	—	426	426
Interest rate	27	402	429
Foreign currency exchange rate	—	337	337
Total noncurrent derivative liabilities	27	1,165	1,192
Total derivative liabilities	$27	$2,344	$2,371
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$103	$103
Interest rate	1	17	18
Foreign currency exchange rate	—	1	1
Total current derivative assets	1	121	122
Noncurrent Assets
Commodity	—	179	179
Interest rate	145	160	305
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets	145	346	491
Total derivative assets	$146	$467	$613
LIABILITIES
Current Liabilities
Commodity	$—	$304	$304
Interest rate	42	13	55
Total current derivative liabilities	42	317	359
Noncurrent Liabilities
Commodity	—	165	165
Interest rate	295	49	344
Total noncurrent derivative liabilities	295	214	509
Total derivative liabilities	$337	$531	$868

The following tables present the gains and losses on Dominion Energy’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$14	$(16)	$182
Total	$14	$(16)	$182
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$(14)	$9
Total	$(2)	$(14)	$9
Nine Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate (3)	$86	$(44)	$815
Total	$86	$(44)	$815
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate (3)	$29	$(46)	$198
Commodity(4)	—	(1)	—
Total	$29	$(47)	$198

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion Energy’s Consolidated Statements of Income.

(3)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion Energy’s Consolidated Statement of Income are classified in purchased gas.
Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(306)	$(334)	$(908)	$(521)
Purchased gas	1	25	6	32
Electric fuel and other energy-related purchases	205	44	401	7
Interest rate:
Interest and related charges	92	(20)	628	142
Total	$(8)	$(285)	$127	$(340)

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

Virginia Power

Balance Sheet Presentation

The tables below present Virginia Power’s derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	September 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$297	$7	$—	$290	$110	$8	$—	$102
Exchange	—	—	—	—	7	7	—	—
Interest rate contracts:
Over-the-counter	596	163	—	433	146	20	—	126
Foreign currency exchange rate contracts:
Over-the-counter	6	6	—	—	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$899	$176	$—	$723	$271	$35	$—	$236

(1)	Excludes $62 million and $29 million of derivative assets at September 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

	September 30, 2022				December 31, 2021
	Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Commodity contracts:
Over-the-counter	$233	$13	$121	$99	$84	$8	$54	$22
Exchange	268	—	268	—	43	7	36	—
Interest rate contracts:
Over-the-counter	27	10	—	17	337	20	—	317
Foreign currency exchange rate contracts:
Over-the-counter	387	153	—	234	—	—	—	—
Total derivatives, subject to a master netting or similar arrangement	$915	$176	$389	$350	$464	$35	$90	$339

(1)	Excludes $2 million and $6 million of derivative liabilities at September 30, 2022 and December 31, 2021, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of Virginia Power’s derivative activity at September 30, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	34	7
Basis(1)	145	428
Electricity (MWh in millions):
Fixed price	8	5
FTRs	72	—
Oil (Gal in millions)	6	—
Interest rate(2) (in millions)	$250	$3,050
Foreign currency exchange rate(2)(in millions):
Danish Krone	468 kr.	4,167 kr.
Euro	€351	€2,651
(1)	Includes options.
(2)	Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2022:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$13	$(1)	387 months
Total	$13	$(1)

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
(millions)
September 30, 2022
ASSETS
Current Assets
Commodity	$—	$357	$357
Foreign currency exchange rate	—	6	6
Total current derivative assets	—	363	363
Noncurrent Assets
Commodity	—	2	2
Interest rate	596	—	596
Total noncurrent derivative assets(1)	596	2	598
Total derivative assets	$596	$365	$961
LIABILITIES
Current Liabilities
Commodity	$—	$392	$392
Foreign currency exchange rate	—	50	50
Total current derivative liabilities	—	442	442
Noncurrent Liabilities
Commodity	—	111	111
Interest rate	27	—	27
Foreign currency exchange rate	—	337	337
Total noncurrent derivative liabilities(2)	27	448	475
Total derivative liabilities	$27	$890	$917
December 31, 2021
ASSETS
Current Assets
Commodity	$—	$74	$74
Interest rate	1	—	1
Foreign currency exchange rate	—	1	1
Total current derivative assets	1	75	76
Noncurrent Assets
Commodity	—	72	72
Interest rate	145	—	145
Foreign currency exchange rate	—	7	7
Total noncurrent derivative assets(1)	145	79	224
Total derivative assets	$146	$154	$300
LIABILITIES
Current Liabilities
Commodity	$—	$92	$92
Interest rate	42	—	42
Total current derivative liabilities	42	92	134
Noncurrent Liabilities
Commodity	—	41	41
Interest rate	295	—	295
Total noncurrent derivative liabilities(2)	295	41	336
Total derivative liabilities	$337	$133	$470

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified From AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$18	$(1)	$182
Total	$18	$(1)	$182
Three Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$(2)	$(1)	$8
Total	$(2)	$(1)	$8
Nine Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$77	$(2)	$814
Total	$77	$(2)	$814
Nine Months Ended September 30, 2021
Derivative type and location of gains (losses):
Interest rate(3)	$24	$(2)	$194
Total	$24	$(2)	$194

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)

Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.

(3)   Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating Revenue	$(108)	$(19)	$(237)	$(25)
Electric fuel and other energy-related purchases	166	42	348	5
Total	$58	$23	$111	$(20)

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

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Short-Term Deposit

In May 2022, Dominion Energy entered into an agreement with a financial institution and committed to make a short-term deposit of at least $1.6 billion but not more than $2.0 billion to be posted as collateral to secure its $1.6 billion redemption obligation of the Series A Preferred Stock as described in Note 16. In May 2022, Dominion Energy funded the short-term deposit in the amount of $2.0 billion, which earned interest income at an annual rate of 1.75% through its maturity in September 2022.

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $109 million and $122 million at September 30, 2022 and December 31, 2021, respectively.

Decommissioning Trust Securities

Dominion Energy holds equity and fixed income securities, insurance contracts and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion Energy’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2022
Equity securities:(1)
U.S.	$1,375	$2,209	$(37)			$3,547
Fixed income securities:(2)
Corporate debt instruments	649	—	(86)		$—	563
Government securities	1,291	1	(101)		—	1,191
Common/collective trust funds	62	—	—		—	62
Insurance contracts	214	—	—			214
Cash equivalents and other(3)	13	—	—		—	13
Total	$3,604	$2,210	$(224)	(4)	$—	$5,590
December 31, 2021
Equity securities:(1)
U.S.	$1,567	$3,734	$(13)			$5,288
Fixed income securities:(2)
Corporate debt instruments	854	32	(5)		$—	881
Government securities	1,382	43	(7)		—	1,418
Common/collective trust funds	168	4	—		—	172
Insurance contracts	255	—	—			255
Cash equivalents and other(3)	9	2	(75)		—	(64)
Total	$4,235	$3,815	$(100)	(4)	$—	$7,950

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $13 million at September 30, 2022, and pending purchases of securities of $35 million at December 31, 2021.
(4)	The fair value of securities in an unrealized loss position was $1.9 billion and $883 million at September 30, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Net gains (losses) recognized during the period	$(205)	$(15)	$(1,123)	$616
Less: Net (gains) losses recognized during the period on securities sold during the period	(2)	(11)	3	(323)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(207)	$(26)	$(1,120)	$293

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$122
Due after one year through five years	512
Due after five years through ten years	453
Due after ten years	729
Total	$1,816

Presented below is selected information regarding Dominion Energy’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Proceeds from sales	$605	$614	$2,686	$3,324
Realized gains(1)	17	25	132	405
Realized losses(1)	50	7	247	81

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Virginia Power

Virginia Power holds equity and fixed income securities and cash equivalents in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2022
Equity securities:(1)
U.S.	$856	$1,151	$(32)			$1,975
Fixed income securities:(2)
Corporate debt instruments	434	—	(62)		$—	372
Government securities	654	—	(48)		—	606
Common/collective trust funds	45	—	—		—	45
Cash equivalents and other(3)	6	—	—		—	6
Total	$1,995	$1,151	$(142)	(4)	$—	$3,004
December 31, 2021
Equity securities:(1)
U.S.	$841	$1,720	$(11)			$2,550
Fixed income securities:(2)
Corporate debt instruments	517	17	(3)		$—	531
Government securities	584	16	(2)		—	598
Common/collective trust funds	53	—	—		—	53
Cash equivalents and other(3)	2	—	—		—	2
Total	$1,997	$1,753	$(16)	(4)	$—	$3,734

(1)	Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability.
(2)

Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income.

(3)	Includes pending sales of securities of $6 million and $5 million at September 30, 2022 and December 31, 2021, respectively.
(4)	The fair value of securities in an unrealized loss position was $1.1 billion and $425 million at September 30, 2022 and December 31, 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Virginia Power’s nuclear decommissioning trusts is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Net gains (losses) recognized during the period	$(118)	$6	$(581)	$319
Less: Net (gains) losses recognized during the period on securities sold during the period	(4)	(9)	(8)	(182)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(122)	$(3)	$(589)	$137

(1)	Included in other income and the nuclear decommissioning trust regulatory liability.

The fair value of Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2022 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$64
Due after one year through five years	277
Due after five years through ten years	301
Due after ten years	381
Total	$1,023

Presented below is selected information regarding Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Proceeds from sales	$425	$216	$1,289	$1,465
Realized gains(1)	14	17	40	213
Realized losses(1)	33	2	85	28

(1)	Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $255 million and $214 million for the nine months ended September 30, 2022 and 2021, respectively, in earnings from equity method investees in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity losses of $6 million and $19 million for the nine months ended September 30, 2022 and 2021, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions of $268 million and $263 million for the nine months ended September 30, 2022 and 2021, respectively. Dominion Energy made contributions of $93 million and $1.0 billion for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $227 million and $244 million, respectively. At September 30, 2022, these differences are primarily comprised of $11 million of equity method goodwill that is not being amortized and a $216 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets. At December 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, a $221 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets, and a net $(4) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

Dominion Energy holds a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Income before income taxes recorded for 100% of Cove Point was $197 million and $136 million for the three months ended September 30, 2022 and 2021, respectively, and $506 million and $410 million for the nine months ended September 30, 2022 and 2021, respectively. Earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $98 million and $85 million for the three months ended September 30, 2022 and 2021, respectively, and $259 million and $235 million for the nine months ended September 30, 2022 and 2021, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022 and December 31, 2021, Dominion Energy has recorded a liability of $119 million and $113 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded contributions of $965 million during the nine months ended September 30, 2021 to Atlantic Coast Pipeline. Dominion Energy recorded no contributions during the nine months ended September 30, 2022 to Atlantic Coast Pipeline.

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

Wrangler

In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income (expense), in its Consolidated Statements of Income for the nine months ended September 30, 2022.

All activity related to Wrangler is recorded within the Corporate and Other segment.

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

Dominion Energy expects to contribute its existing privatization operations in Virginia to Dominion Privatization by the end of 2022, contingent on clearance or approval under the Hart-Scott-Rodino Act and other customary closing and regulatory conditions. In April 2022, Dominion Energy filed with the Federal Trade Commission for approval under the Hart-Scott-Rodino Act. In May 2022, the waiting period under the Hart-Scott-Rodino Act expired. The contribution of the service concession arrangements currently held by Virginia Power also requires approval from the Virginia and North Carolina Commissions. In May 2022, Virginia Power filed for such approval with the Virginia and North Carolina Commissions. In July and September 2022, the Virginia Commission and North Carolina Commission, respectively, approved the request to transfer at net book value. Upon closing of the second contribution, Dominion Energy expects to receive cash proceeds totaling $108 million, subject to customary closing adjustments, and to recognize a gain of approximately $130 million ($100 million after-tax). When this future contribution occurs, Dominion Energy expects to maintain a 50% noncontrolling ownership interest in Dominion Privatization.

At September 30, 2022, $83 million of contracts and related assets and $4 million of liabilities associated with existing privatization operations in Virginia are classified as held for sale and reflected in current assets held for sale and other current liabilities, respectively, in Dominion Energy’s Consolidated Balance Sheets and in other current assets and other current liabilities, respectively, in Virginia Power’s Consolidated Balance Sheets.

All activity related to Dominion Privatization is reflected within the Corporate and Other segment.

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

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Pumpkinseed	May 2020	May 2020	Virginia	$138	September 2022	60
Bookers Mill	February 2021	June 2021	Virginia	225	Expected 2023	127
(1)	Includes acquisition cost.

The following table presents acquisitions by Dominion Energy of solar projects in addition to the Virginia Power projects presented above. Dominion Energy expects to claim federal investment tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Madison	July 2020	July 2020	Virginia	$130	Expected 2023	62
Atlanta Farms	March 2022	May 2022	Ohio	390	Expected split(2)	200
Hardin II	August 2020	Expected 2022	Ohio	290	Expected 2023	150
(1)	Includes acquisition cost.
(2)	Expected to be split between 2023 and 2024.

Sale of Utility Property

In June 2022, Dominion Energy completed the sale of certain utility property in South Carolina, as approved by the South Carolina Commission in May 2022, for total cash consideration of $16 million. In connection with the sale, Dominion Energy recognized a gain of $16 million ($12 million after-tax), recorded in losses (gains) on sales of assets, in its Consolidated Statements of Income for the nine months ended September 30, 2022.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2022	December 31, 2021
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$571	$251
Deferred project costs and DSM programs for gas utilities(2)	68	53
Unrecovered gas costs(3)	184	191
Deferred rider costs for Virginia electric utility(4)	149	72
Ash pond and landfill closure costs(5)	62	193
Deferred nuclear refueling outage costs(6)	55	79
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	226	226
Derivatives(9)	375	112
Other	236	177
Regulatory assets-current	2,064	1,492
Unrecognized pension and other postretirement benefit costs(10)	549	548
Deferred rider costs for Virginia electric utility(4)	312	489
Deferred project costs for gas utilities(2)	693	675
Interest rate hedges(11)	170	899
AROs and related funding(12)	409	329
NND Project costs(7)	2,122	2,226
Ash pond and landfill closure costs(5)	2,245	2,223
Deferred cost of fuel used in electric generation(1)	1,318	409
Deferred early plant retirement charges(8)	56	226
Derivatives(9)	562	35
Other	525	584
Regulatory assets-noncurrent	8,961	8,643
Total regulatory assets	$11,025	$10,135
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	181	181
Reserve for refunds and rate credits to electric utility customers(14)	129	420
Income taxes refundable through future rates(15)	147	153
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	325	69
Other	170	96
Regulatory liabilities-current	1,019	986
Income taxes refundable through future rates(15)	4,096	4,260
Provision for future cost of removal and AROs(13)	2,409	2,331
Nuclear decommissioning trust(17)	1,532	2,158
Monetization of guarantee settlement(16)	719	831
Interest rate hedges(11)	202	67
Reserve for refunds and rate credits to electric utility customers(14)	358	448
Unrecognized pension and other postretirement benefit costs(10)	177	200
Overrecovered other postretirement benefit costs(18)	131	105
Derivatives(9)	227	169
Other	191	144
Regulatory liabilities-noncurrent	10,042	10,713
Total regulatory liabilities	$11,061	$11,699

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

(11)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years as of September 30, 2022.

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

(18)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

	September 30, 2022	December 31, 2021
(millions)
Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$205	$131
Deferred rider costs(2)	149	72
Ash pond and landfill closure costs(3)	62	193
Deferred nuclear refueling outage costs(4)	55	79
Deferred early plant retirement charges(5)	226	226
Derivatives(6)	369	105
Other	70	44
Regulatory assets-current	1,136	850
Deferred rider costs(2)	312	489
Interest rate hedges(7)	—	604
Ash pond and landfill closure costs(3)	2,242	2,223
Deferred cost of fuel used in electric generation(1)	1,318	409
Deferred early plant retirement charges(5)	56	226
Derivatives(6)	453	34
Other	137	145
Regulatory assets-noncurrent	4,518	4,130
Total regulatory assets	$5,654	$4,980
Regulatory liabilities:
Provision for future cost of removal(8)	154	154
Reserve for refunds to Virginia electric customers(9)	27	306
Income taxes refundable through future rates(10)	63	63
Derivatives(6)	265	51
Other	139	73
Regulatory liabilities-current	648	647
Income taxes refundable through future rates(10)	2,280	2,335
Nuclear decommissioning trust(11)	1,532	2,158
Provision for future cost of removal(8)	1,082	1,043
Interest rate hedges(7)	202	—
Reserve for refunds to Virginia electric customers(9)	6	25
Other	167	179
Regulatory liabilities-noncurrent	5,269	5,740
Total regulatory liabilities	$5,917	$6,387
(1)	Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s generation operations. See Note 13 for additional information.
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
(7)

Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years as of September 30, 2022.

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

At September 30, 2022, Dominion Energy and Virginia Power regulatory assets include $4.8 billion and $3.3 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation

Virginia Fuel Expenses

In May 2022, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2022 and a projected $1.0 billion under-recovered balance as of June 30, 2022. Virginia Power’s proposed fuel rate represents a fuel revenue increase of $1.8 billion when applied to projected kilowatt-hour sales for that period. Virginia Power also proposed alternatives to recover this under-collected balance over a two- or three-year period.  Under these alternatives, Virginia Power’s fuel revenues for the rate year would increase by $1.3 billion or $1.2 billion, respectively. In addition, Virginia Power proposed a change in the timing of fuel cost recovery for certain customers who elect market-based rates that would consider those customers’ portion of the projected under-recovered balance to have been recovered as of June 30, 2022. In July 2022, Virginia Power, the Virginia Commission staff and another party filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement provides for the collection of the requested under-recovered projected fuel expense over a three-year period beginning July 1, 2022 and that Virginia Power will exclude from recovery through base rates one half of the related financing costs over the three-year period. In addition, the proposed settlement agreement affirmed Virginia Power’s proposal regarding fuel cost recovery for market-based rate customers. As a result, Virginia Power recorded a $191 million ($142 million after-tax) charge in the second quarter of 2022 within impairment of assets and other charges in its Consolidated Statement of Income. In September 2022, the Virginia Commission approved the comprehensive settlement agreement.

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

In October 2022, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct and operate eight utility-scale projects totaling approximately 474 MW of solar generation and 16 MW of energy storage as part of its efforts to meet the renewable generation development requirements under the VCEA. The projects, as of October 2022, are expected to cost approximately $1.2  billion in the aggregate, excluding financing costs, and be placed into service between 2024 through 2025. This matter is pending.

In November 2021, Virginia Power filed an application with the Virginia Commission requesting approval and certification of the Virginia Facilities component of the CVOW Commercial Project. The onshore Virginia Facilities have an estimated cost of approximately $1.1 billion, excluding financing costs, which is included within the overall cost of the CVOW Commercial Project. In addition, Virginia Power requested approval from the Virginia Commission to enter into financial hedges with U.S. financial institutions to mitigate the foreign currency exchange risk associated with certain supplier contracts associated with the CVOW Commercial Project. In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. Also in August 2022, Virginia Power filed a petition for limited reconsideration relating to the performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration. In October 2022, Virginia Power, Office of the Attorney General of Virginia and other parties filed a settlement agreement with the Virginia Commission for approval. The settlement agreement provides for certain cost sharing mechanisms of total construction costs between $10.3 billion and $13.7 billion, as subject to potential adjustment to the extent construction costs are decreased by the IRA, and includes enhanced performance reporting provisions associated with operation of the CVOW Commercial Project in lieu of a performance guarantee. This matter is pending.

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

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2022	Pending	April 2023	$34	$18
Rider B	June 2022	Pending	April 2024	34	—
Rider BW	October 2021	May 2022	September 2022	145	32
Rider BW	October 2021	May 2022	September 2023	120	(25)
Rider CCR	February 2022	October 2022	December 2022	231	15
Rider CE(1)	September 2021	March 2022	May 2022	71	61
Rider CE(2)	October 2022	Pending	May 2023	89	18
Rider E	January 2022	September 2022	November 2022	101	34
Rider GT	August 2021	May 2022	June 2022	56	N/A
Rider GT	August 2022	Pending	June 2023	16	(40)
Rider OSW	November 2021	August 2022(3)	September 2022	79	N/A
Rider OSW	November 2022	Pending	September 2023	271	192
Rider R	June 2021	March 2022	April 2022	59	1
Rider R	June 2021	March 2022	April 2023	55	(4)
Rider RGGI(4)	December 2021	Withdrawn
Rider RPS	December 2021	June 2022	September 2022	140	127
Rider SNA(5)	October 2021	July 2022	September 2022	107	N/A
Rider SNA(5)	October 2022	Pending	September 2023	50	(57)
Rider T1(6)	May 2022	July 2022	September 2022	706	(168)
Rider U(7)	June 2021	March 2022	April 2022	95	15
Rider U(8)	June 2022	Pending	April 2023	74	(21)
Rider US-2	October 2021	June 2022	September 2022	11	2
Rider US-3	August 2021	March 2022	June 2022	50	12
Rider US-3	August 2022	Pending	June 2023	40	(10)
Rider US-4	August 2021	March 2022	June 2022	15	5
Rider US-4	August 2022	Pending	June 2023	17	2
Rider W	June 2022	Pending	April 2023	106	(15)
Rider W	June 2022	Pending	April 2024	109	3
DSM Riders(9)	December 2021	August 2022	September 2022	91	17
(1)	Associated with solar generation and energy storage projects approved in March 2022, solar generation projects approved in April 2021 and certain small-scale solar projects.
(2)	Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(3)

In August 2022, Virginia Power filed a petition for limited reconsideration relating to a performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration with Rider OSW approved on an interim basis.

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

(6)	Consists of $482 million for the transmission component of Virginia Power’s base rates and $224 million for Rider T1.
(7)	Consists of $60 million for previously approved phases and $35 million for phase six costs for Rider U.
(8)	As amended in June 2022, application consists of $74 million for previously approved phases of Rider U.
(9)	Associated with an additional nine new energy efficiency programs with a $140 million cost cap, with the ability to exceed the cost cap by no more than 15%.

In May 2022, Virginia Power filed a petition with the Virginia Commission requesting a suspension of Rider RGGI approved in August 2021. Virginia Power also requested that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred.  The Virginia Commission approved the request in June 2022.  In the second quarter of 2022, Virginia Power recorded a charge of $180 million ($134 million after-tax) in impairment of assets and other charges for the amount deemed recovered through base rates through June 30, 2022, including the impact of certain non-jurisdictional customers which follow Virginia Power’s jurisdictional rate methodology. Virginia Power recorded $33 million ($25 million after-tax) in depreciation and amortization in the third quarter of 2022.

Electric Transmission Projects

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	April 2022	500 kV	26	$95
Rebuild transmission lines and related projects in the City of Staunton and County of Augusta, Virginia	November 2021	August 2022	230 kV	21	45
Build new Dulles Towne Center substation and line loop in the County of Loudoun, Virginia	December 2021	July 2022	230 kV	1	105
Nimbus line loop and substation and new 230 kV line in the County of Loudon, Virginia	February 2022	October 2022	230 kV	1	40
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	Pending	115 kV	15	40
Construct new switching station, substations, transmission lines and related projects in Lunenberg and Mecklenburg Counties, Virginia	October 2022	Pending	230 kV	18	230
Construct new switching station, substation, transmission lines and related projects in Charlotte, Halifax and Mecklenburg Counties, Virginia	October 2022	Pending	230 kV	26	215
Construct new switching stations, substation, transmission lines and related projects in Loudoun County, Virginia	October 2022	Pending	500/230 kV	4	720

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

Virginia Power North Carolina Fuel Filing

In August 2022, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power updated its filing in October 2022 to reflect the increased commodity cost of fuel and proposed a total  $107 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2023. Virginia Power also submitted an alternative to recover the increase over a two-year period. Under this approach, Virginia Power proposed a total $80 million increase to the fuel component of its electric rates implemented on a staggered timeline for the rate year beginning February 1, 2023 with remaining unrecovered balances to be recovered in the rate year beginning February 1, 2024. This matter is pending.

PSNC Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and the related portion of uncollectible expenses as well as losses on negotiated gas and transportation sales. In May 2022, PSNC submitted a filing with the North Carolina Commission for a $56 million gas cost increase. The North Carolina Commission approved the filing in May 2022 with rates effective June 2022. In September 2022, PSNC submitted a filing with the North Carolina Commission for a $126 million gas cost increase. The North Carolina Commission approved the filing in September 2022 with rates effective October 2022.

PSNC Customer Usage Tracker

PSNC utilizes a customer usage tracker, a decoupling mechanism, which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption. In September 2022, PSNC submitted a filing with the North Carolina Commission for a $46 million increase relating to the customer usage tracker. The North Carolina Commission approved the filing in September 2022 with rates effective October 2022.

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

In August 2022, DESC filed an application with the South Carolina Commission seeking a mid-period adjustment to increase the base fuel component of retail electric rates for the recovery of electric fuel costs. If approved, the increase of the base fuel cost component is expected to be effective with the first billing cycle of January 2023. The estimated annual increase is $399 million. This matter is pending.

Natural Gas Rates

In June 2022, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2022 with a total revenue requirement of $553 million. This represents a $129 million overall annual increase to its natural gas rates including a $16 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2022. In October 2022, the South Carolina Commission issued an order approving a total revenue requirement of $549 million effective with the first billing cycle of November 2022. This represents a $125 million overall annual increase to DESC’s natural gas rates including a $12 million base rate increase under the terms of the Natural Gas Rate Stabilization Act.

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

In November 2022, the Ohio Commission approved adjustments to CEP cost recovery rates for 2021 costs. The approved rates reflect gross plant investment for 2021 of $146 million, cumulative gross plant investment of $1.1 billion and a revenue requirement of $131 million.

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

In October 2022, the Utah Commission approved Questar Gas’ request for a $128 million gas cost increase with rates effective November 2022.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dominion Energy’s Consolidated Statements of Income include $6 million and $17 million for the three and nine months ended September 30, 2022, respectively, and $58 million and $147 million for the three and nine months ended September 30, 2021, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $9 million and $26 million for the three and nine months ended September 30, 2022, respectively, and $29 million and $87 million for the three and nine months ended September 30, 2021, respectively, of depreciation expense included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $96 million and $89 million for the three months ended September 30, 2022 and 2021, respectively, and $290 million and $278 million for the nine months ended September 30, 2022 and 2021, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $27 million and $20 million at September 30, 2022 and December 31, 2021, respectively, recorded in payables to affiliates.

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

At September 30, 2022, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$2,600	$251	$3,149

(1)

This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At September 30, 2022, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In addition to the credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and was scheduled to mature in June 2022. In April 2022, Dominion Energy entered into an agreement to amend and restate this facility to extend the maturity date to June 2025. In May 2022, Dominion Energy further amended and restated this facility to have a maturity date of June 2024. At September 30, 2022 and December 31, 2021, Dominion Energy had $20 million and $29 million in letters of credit outstanding under this facility, respectively.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At September 30, 2022 and December 31, 2021, Dominion Energy’s Consolidated Balance Sheets include $343 million and $431 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2022, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$1,009	$180

(1)

The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At September 30, 2022, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

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

In August 2022, Dominion Energy issued $400 million of 4.35% senior notes and $600 million of 4.85% senior notes that mature in 2032 and 2052, respectively.

In August 2022, Questar Gas issued through private placement $125 million of 4.39% senior notes and $125 million of 4.70% senior notes that will mature in 2032 and 2052, respectively.

In the third quarter of 2022, Dominion Energy repurchased $149 million of senior notes with various interest rates and maturity dates. Gains related to the early redemption of the senior notes were $17 million ($13 million after-tax) reflected within interest and related charges in Dominion Energy’s Consolidated Statements of Income for the three and nine months ended September 30, 2022. In October 2022, Dominion Energy repurchased $61 million of senior notes with various interest rates and maturity dates.

In October 2022, Dominion Energy remarketed its $27 million Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds, Series 2003 due in 2033 to new investors. The bonds will bear interest at a coupon rate of 3.80% until October 2024, after which they will bear interest at a market rate to be determined at that time.

In October 2022, East Ohio completed pricing and expects to issue through private placement by December 2022 $250 million of 6.19% and $250 million of 6.38% senior notes that will mature in 2032 and 2052, respectively.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates, as discussed in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.  In August 2022, Dominion Energy settled certain of the outstanding interest rate swaps which would have otherwise matured in December 2024, resulting in a $154 million reduction in other long-term debt.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At September 30, 2022, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively. At December 31, 2021, Dominion Energy had issued and outstanding 3.4 million shares of preferred stock, 1.6 million, 0.8 million and 1.0 million of which were designated as the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $7 million ($4.375 per share) for the three months ended September 30, 2021, and $12 million ($7.292 per share) and $21 million ($13.125 per share) for the nine months ended September 30, 2022 and 2021, respectively, on the Series A Preferred Stock. In addition, Dominion Energy recorded interest expense of $5 million and $7 million on the Series A Preferred Stock for the three and nine months ended September 30, 2022, respectively, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022 as discussed below. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended September 30, 2022 and 2021, and $27 million ($34.875 per share) for both the nine months ended September 30, 2022 and 2021, on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for the three months ended September 30, 2022, and $33 million ($32.625 per share) for the nine months ended September 30, 2022, on the Series C Preferred Stock.

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

Pursuant to the terms of the 2019 Equity Units, Dominion Energy conducted a final remarketing of substantially all shares of Series A Preferred Stock in May 2022 which resulted in the dividend rate for all shares of Series A Preferred Stock being reset to 1.75% for the June 2022 through August 2022 dividend period and 6.75% effective September 2022. The conversion rate on the Series A Preferred Stock did not increase as a result of the remarketing. In May 2022, Dominion Energy received a commitment from a financial institution to purchase up to 1.6 million shares of the Series A Preferred Stock in the final remarketing. Accordingly, following the settlement of the successful remarketing and approval from its Board of Directors in June 2022, Dominion Energy became obligated to redeem all outstanding shares of Series A Preferred Stock in September 2022. As such, effective June 2022, the Series A Preferred Stock was considered to be mandatorily redeemable and was classified as a current liability. In addition, Dominion Energy made a short-term deposit at the financial institution as described further in Note 10. Proceeds from the final remarketing were used on behalf of holders of 2019 Series A Corporate Units at the time of the remarketing to pay the purchase price to Dominion Energy for the issuance of its common stock under the stock purchase contracts included in such corporate units in June 2022. In September 2022, Dominion Energy redeemed all outstanding shares of Series A Preferred Stock for $1.6 billion.

The stock purchase contract liability associated with Dominion Energy’s 2019 Equity Units was $44 million at December 31, 2021. Stock purchase contract payments of $44 million and $64 million were made during the nine months ended September 30, 2022 and 2021, respectively.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $134 million from the issuance of 2 million shares of common stock for the nine months ended September 30, 2022 and $292 million from the issuance of 4 million shares of common stock for the nine months ended September 30, 2021, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

In August 2021, Dominion Energy issued 0.6 million shares of its common stock, valued at $45 million, to satisfy DESC’s obligation for the initial payment under a settlement agreement with the SCDOR discussed in Note 17. In May 2022, Dominion Energy issued 0.9 million shares of its common stock, valued at $72 million, to partially satisfy DESC’s remaining obligation under the settlement agreement.

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

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2021. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program during the nine months ended September 30, 2022.

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

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2022.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans with one site at Virginia Power and expects to commence remediation activities in 2023 depending on receipt of final permits and approvals. At September 30, 2022 and December 31, 2021, Dominion Energy had $47 million and $45 million, respectively, and Virginia Power had $25 million at both periods, of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in

Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 include reserves of $96 million and $274 million, respectively, included in other current liabilities, and insurance receivables of $68 million and $118 million, respectively, included within other receivables. These balances at September 30, 2022 and December 31, 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and nine months ended September 30, 2022, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential. During the nine months ended September 30, 2021, Dominion Energy’s Consolidated Statements of Income include charges of $100 million ($75 million after-tax), included within impairment of assets and other charges.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement.  In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $18 million ($14 million after-tax) recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the three and nine months ended September 30, 2022. Certain additional utility property representing $3 million of the value to be conveyed is expected to transfer by the end of 2022. The transfer of the remaining real estate remains subject to the approval of FERC. In October 2022, DESC filed for such approval with FERC. If such approval is received, the transfer of such utility and non-utility properties is expected to result in a gain of approximately $20 million upon completion.

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

During the third quarter of 2022, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $13.5 billion to $13.7 billion. This increase does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

Guarantees, Surety Bonds and Letters of Credit

At September 30, 2022, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at September 30, 2022, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At September 30, 2022, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,514
Nuclear obligations(2)	243
Solar(3)	303
Other(4)	1,268
Total(5)(6)	$4,328

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

(6)

In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At September 30, 2022, no amounts have been recorded related to this guarantee.

Additionally, at September 30, 2022, Dominion Energy had purchased $248 million of surety bonds, including $172 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $251 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022, Dominion Energy’s credit exposure totaled $133 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 88%. No single counterparty, whether investment grade or non-investment grade, exceeded $45 million of exposure. At September 30, 2022, Virginia Power’s exposure related to wholesale customers totaled $17 million. Of this amount, investment grade counterparties, including those internally rated, represented 78%. No single counterparty, whether investment grade or non-investment grade, exceeded $4 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2022 and December 31, 2021, Dominion Energy would have been required to post $189 million and $31 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted $124 million and $66 million of collateral at September 30, 2022 and December 31, 2021, respectively, related to derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy had posted letters of credit as collateral with counterparties covering $53 million of fair value of derivative instruments in a liability position at September 30, 2022. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $313 million and $97 million at September 30, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rate downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2022 and December 31, 2021, Virginia Power would have been required to post $58 million and $22 million, respectively, of additional collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset position and any amounts already posted for derivatives and non-derivative contracts, per contractual terms. Virginia Power had posted $121 million and $54 million of collateral at September 30, 2022 and December 31, 2021, respectively, related to derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Virginia Power had posted letters of credit as collateral with counterparties covering $53 million of fair value of derivative instruments in a liability position at September 30, 2022. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash was $179 million and $76 million at September 30, 2022 and December 31, 2021, respectively, which does not include the impact of any offsetting asset positions.

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

Virginia Power

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $64 million and $3 million, respectively. At December 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $29 million and $6 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. At September 30, 2022 and December 31, 2021, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $576 million and $522 million, respectively.  At September 30, 2022 and December 31, 2021, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $493 million and $431 million, respectively. While Virginia Power has not been notified by Dominion Energy of any required contributions to be made in 2022, it anticipates that it may have to contribute approximately $175 million as a result of Dominion Energy’s contribution made to its qualified defined benefit pension plans in December 2021.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(millions)
Commodity purchases from affiliates	$515	$219	$1,099	$526
Services provided by affiliates(1)	125	116	378	363
Services provided to affiliates	4	6	13	15

(1)

Includes capitalized expenditures of $44 million and $39 million for the three months ended September 30, 2022 and 2021, respectively, and $122 million and $121 million for the nine months ended September 30, 2022 and 2021, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $784 million and $699 million in short-term demand note borrowings from Dominion Energy as of September 30, 2022 and December 31, 2021, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2022 and December 31, 2021. Interest charges related to Virginia Power’s borrowings from Dominion Energy were inconsequential for both the three and nine months ended September 30, 2022 and 2021.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2022 and 2021.

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

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
(millions)
Three Months Ended September 30,
Service cost	$35	$43	$5	$6
Interest cost	83	80	11	11
Expected return on plan assets	(221)	(209)	(47)	(43)
Amortization of prior service cost (credit)	—	—	(10)	(11)
Amortization of net actuarial loss	39	48	—	1
Curtailment(1)	—	—	(8)	—
Net periodic benefit (credit) cost	$(64)	$(38)	$(49)	$(36)
Nine Months Ended September 30,
Service cost	$106	$127	$16	$18
Interest cost	250	238	34	35
Expected return on plan assets	(667)	(625)	(143)	(130)
Amortization of prior service (credit) cost	—	—	(29)	(32)
Amortization of net actuarial loss	119	145	(1)	3
Settlements and curtailment(1)	—	5	(8)	—
Net periodic benefit (credit) cost	$(192)	$(110)	$(131)	$(106)

(1)  2022 amounts relate primarily to Dominion Energy’s sale of Hope. 2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan.

Employer Contributions

During the three and nine months ended September 30, 2022, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2022. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the nine months ended September 30, 2022, Dominion Energy reported after-tax net expenses of $1.7 billion in the Corporate and Other segment, including $1.6 billion of after-tax net expenses for specific items with $1.8 billion of after-tax net expenses attributable to its operating segments. In the nine months ended September 30, 2021, Dominion Energy reported after-tax net expenses of $642 million in the Corporate and Other segment, including $492 million of after-tax net expenses for specific items with $617 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2022 primarily related to the impact of the following items:

•	A $691 million ($536 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($465 million after-tax); and
•	Dominion Energy Virginia ($71 million after-tax);
•	A $649 million ($513 million after-tax) loss associated with the sale of Kewaunee, attributable to Contracted Assets;
•	A $213 million ($159 million after-tax) charge for RGGI compliance costs deemed recovered through base rates, attributable to Dominion Energy Virginia;
•	A $191 million ($142 million after-tax) charge in connection with a comprehensive settlement agreement for Virginia fuel expenses, attributable to Dominion Energy Virginia;
•

A $183 million ($136 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;

•	A $135 million ($94 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in Virginia Power’s service territory, attributable to Dominion Energy Virginia;
•	A $60 million ($45 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities, attributable to Dominion Energy Virginia; and
•	A $17 million benefit ($82 million after-tax loss) associated with the sale of Hope, attributable to Gas Distribution.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•	A $447 million ($336 million after-tax) loss related to economic hedging activities, attributable to Contracted Assets;
•	$266 million ($199 million after-tax) of charges associated with the settlement of the South Carolina electric base rate case, attributable to Dominion Energy South Carolina;
•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction at Virginia Power, attributable to Dominion Energy Virginia;
•	A $119 million ($89 million after-tax) net charge associated with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
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

•	A $309 million ($248 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:

•	Contracted Assets ($218 million after-tax); and
•	Dominion Energy Virginia ($30 million after-tax); and
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2022
Total revenue from external customers	$2,871	$436	$915	$239	$(75)	$—	$4,386
Intersegment revenue	(4)	1	2	5	224	(228)	—
Total operating revenue	2,867	437	917	244	149	(228)	4,386
Net loss from discontinued operations	—	—	—	—	(3)	—	(3)
Net income (loss) attributable to Dominion Energy	617	67	175	121	(202)	—	778
Three Months Ended September 30, 2021
Total revenue from external customers	$2,333	$372	$799	$265	$(612)	$18	$3,175
Intersegment revenue	(3)	1	1	17	221	(236)	1
Total operating revenue	2,330	373	800	282	(391)	(218)	3,176
Net income from discontinued operations	—	—	—	—	65	—	65
Net income (loss) attributable to Dominion Energy	599	69	151	119	(284)	—	654
Nine Months Ended September 30, 2022
Total revenue from external customers	$7,218	$2,230	$2,525	$645	$(357)	$—	$12,261
Intersegment revenue	(10)	2	6	15	686	(699)	—
Total operating revenue	7,208	2,232	2,531	660	329	(699)	12,261
Net income from discontinued operations	—	—	—	—	15	—	15
Net income (loss) attributable to Dominion Energy	1,575	486	408	242	(1,675)	—	1,036
Nine Months Ended September 30, 2021
Total revenue from external customers	$6,072	$1,800	$2,230	$790	$(857)	$46	$10,081
Intersegment revenue	(10)	4	5	55	686	(737)	3
Total operating revenue	6,062	1,804	2,235	845	(171)	(691)	10,084
Net income from discontinued operations	—	—	—	—	119	—	119
Net income (loss) attributable to Dominion Energy	1,464	415	337	373	(642)	—	1,947

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

In the nine months ended September 30, 2022, Virginia Power reported after-tax net expenses of $601 million in the Corporate and Other segment, including $641 million of after-tax net expenses for specific items with $635 million of after-tax net expenses attributable to its operating segment. In the nine months ended September 30, 2021, Virginia Power reported after-tax net expenses of $118 million in the Corporate and Other segment, including $186 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2022 primarily related to the impact of the following items:

•	A $213 million ($159 million after-tax) charge for RGGI compliance costs deemed recovered through base rates;
•	A $191 million ($142 million after-tax) charge in connection with a comprehensive settlement agreement for Virginia fuel expenses;
•	A $183 million ($136 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•	A $96 million ($71 million after-tax) loss related to investments in nuclear decommissioning trust funds;
•	A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in its service territory; and
•	A $60 million ($45 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2021 primarily related to the impact of the following items:

•	A $151 million ($112 million after-tax) loss from an unbilled revenue reduction;
•	A $119 million ($89 million after-tax) net charge associated with the settlement of the 2021 Triennial Review;
•	A $77 million ($57 million after-tax) charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process; and
•	A $68 million ($50 million after-tax) charge associated with storm damage and service restoration in its service territory; partially offset by
•	A $130 million ($97 million after-tax) benefit for a change in the CCRO reserve associated with the 2021 Triennial Review.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2022
Operating revenue	$2,865	$10	$2,875
Net income (loss)	618	(47)	571
Three Months Ended September 30, 2021
Operating revenue	$2,326	$(350)	$1,976
Net income (loss)	601	(45)	556
Nine Months Ended September 30, 2022
Operating revenue	$7,200	$17	$7,217
Net income (loss)	1,576	(601)	975
Nine Months Ended September 30, 2021
Operating revenue	$6,048	$(501)	$5,547
Net income (loss)	1,462	(118)	1,344

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

•	Federal, state and local legislative and regulatory developments, including changes in or interpretations of federal and state tax laws and regulations;
•	The direct and indirect impacts of implementing recommendations resulting from the business review announced in November 2022;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Changes to regulated electric rates collected by the Companies and regulated gas distribution, transportation and storage rates collected by Dominion Energy;
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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2022, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, employee benefit plans and held for sale classification.

Dominion Energy

Results of Operations

Presented below is a summary of Dominion Energy’s consolidated results:

	2022	2021	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$778	$654	$124
Diluted EPS	0.91	0.79	0.12
Year-To-Date
Net income attributable to Dominion Energy	$1,036	$1,947	$(911)
Diluted EPS	1.17	2.35	(1.18)

Overview

Third Quarter 2022 vs. 2021

Net income attributable to Dominion Energy increased 19%, primarily due to increased unrealized gains on economic hedging activities, partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds.

Year-To-Date 2022 vs. 2021

Net income attributable to Dominion Energy decreased 47%, primarily due to a loss associated with the sale of Kewaunee, a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of Virginia Power’s 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses. These decreases were partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case and increased unrealized gains on economic hedging activities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Operating revenue	$4,386	$3,176	$1,210	$12,261	$10,084	$2,177
Electric fuel and other energy-related purchases	1,217	703	514	2,625	1,740	885
Purchased electric capacity	16	26	(10)	45	62	(17)
Purchased gas	138	60	78	985	665	320
Other operations and maintenance	991	927	64	3,030	2,808	222
Depreciation, depletion and amortization	727	621	106	2,120	1,833	287
Other taxes	231	223	8	719	702	17
Impairment of assets and other charges (benefits)	21	(222)	243	426	194	232
Losses (gains) on sales of assets	(27)	(3)	(24)	581	(2)	583
Earnings from equity method investees	92	69	23	255	214	41
Other income (expense)	70	133	(63)	(171)	732	(903)
Interest and related charges	329	407	(78)	550	978	(428)
Income tax expense	124	35	89	243	200	43
Net income (loss) from discontinued operations including noncontrolling interests	(3)	65	(68)	15	119	(104)
Noncontrolling interests	—	12	(12)	—	22	(22)

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2022 vs. 2021

Operating revenue increased 38%, primarily reflecting:

•

A $569 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($495 million) and gas utility customers ($74 million);

•	The absence of a $350 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•	A $195 million increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($109 million);
•	A $131 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders; and
•	A $16 million increase from gas utility capital cost riders.

These increases were partially offset by:

•	A $54 million decrease from the sale of non-wholly-owned nonregulated solar facilities; and
•	A $20 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 73%, primarily due to higher commodity costs for electric utilities ($495 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($15 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased $78 million, primarily due to an increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 7%, primarily due to an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($38 million) and an increase in the materials and supplies expense primarily as a result of higher prices ($26 million), partially offset by a decrease in salaries, wages and benefits ($17 million).

Depreciation, depletion and amortization increased 17%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase due to various projects being placed into service ($52 million) and an increase in RGGI related amortization ($33 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($21 million).

Impairment of assets and other charges (benefits) increased $243 million, primarily due to the absence of a benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million) and dismantling costs associated with certain retired electric generation facilities at Virginia Power ($18 million), partially offset by the absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($318 million).

Losses (gains) on sales of assets decreased $24 million, primarily due to a gain on the transfer of certain non-utility property in South Carolina.

Earnings from equity method investees increased 33%, primarily due to an increase in equity method earnings from Cove Point as a result of additional processing services provided to existing customers during 2022.

Other income decreased 47%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($99 million), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($30 million).

Interest and related charges decreased 19%, primarily due to unrealized gains in 2022 compared to unrealized losses in 2021 associated with freestanding derivatives ($100 million), the absence of charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million), benefits associated with the early redemption of certain securities in the third quarter of 2022 ($17 million) and higher premiums received on interest rate derivatives ($17 million), partially offset by an increase from net debt issuances ($52 million) and increased interest on commercial paper borrowings due to higher interest rates ($18 million).

Income tax expense increased $89 million, primarily due to higher pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges.

Net income from discontinued operations including noncontrolling interests decreased $68 million, primarily due to the absence of operations in connection with the sale of the Q-Pipe Group.

Year-To-Date 2022 vs. 2021

Operating revenue increased 22%, primarily reflecting:

•

A $1.2 billion increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($827 million) and gas utility customers ($362 million);

•	The absence of a $350 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•	A $345 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•	The absence of a $151 million decrease from an unbilled revenue reduction at Virginia Power;
•	A $78 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•	A $59 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($182 million);
•	A $50 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $42 million increase from gas utility capital cost riders;
•	A $42 million increase following the approved base rate case for PSNC;
•	A $37 million increase in sales to electric utility retail customers associated with growth;
•	A $32 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power;

•

A $25 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season ($20 million) and a net increase in cooling degree days during the cooling season ($5 million); and

•	A $20 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case.

These increases were partially offset by:

•	A $136 million decrease from the sale of non-wholly-owned nonregulated solar facilities;
•	A $72 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler;
•	A $56 million decrease from a planned outage at Millstone; and
•	A $45 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 51%, primarily due to higher commodity costs for electric utilities ($827 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($27 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 48%, primarily due to an increase in commodity costs for gas utilities ($362 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease as a result of the contribution of certain nonregulated natural gas retail energy contracts to Wrangler ($51 million).

Other operations and maintenance increased 8%, primarily reflecting:

•	A $76 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $73 million increase in outage costs at Millstone ($61 million) and Virginia Power ($12 million);
•	A $36 million increase in the materials and supplies expense primarily as a result of higher prices;
•	A $33 million increase in storm damage and restoration costs in Virginia Power’s service territory; and
•	A $23 million increase in bad debt expense; partially offset by
•	The absence of a $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee;
•	A $27 million decrease in salaries, wages and benefits; and
•	A $26 million decrease in merger and integration-related costs associated with the SCANA Combination.

Depreciation, depletion and amortization increased 16%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($183 million), an increase in RGGI related amortization ($120 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($115 million), partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($62 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($40 million).

Impairment of assets and other charges (benefits) increased $232 million, primarily reflecting:

•

The absence of a benefit from the establishment of a regulatory asset associated with the early retirement of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million);

•	A charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million);
•	A charge for RGGI compliance costs deemed recovered through base rates ($180 million); and
•	Dismantling costs associated with certain retired electric generation facilities at Virginia Power ($60 million); partially offset by
•	The absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•	The absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($188 million);
•	The absence of charges associated with litigation acquired in the SCANA Combination ($100 million);

•	The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•	The absence of a charge for corporate office lease termination ($62 million); and
•	The absence of a write-off of nonregulated retail software development assets ($20 million).

Losses (gains) on sales of assets increased $583 million, primarily due to a loss associated with the sale of Kewaunee ($649 million), partially offset by a gain on the contribution of certain privatization operations to Dominion Privatization ($23 million), a gain on the transfer of certain non-utility property in South Carolina ($18 million) and a gain on the sale of certain utility property in South Carolina ($16 million).

Earnings from equity method investees increased 19%, primarily due to an increase in equity method earnings from Cove Point as a result of additional processing services provided to existing customers during 2022.

Other income decreased $903 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($999 million), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($84 million) and the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 44%, primarily due to higher unrealized gains associated with freestanding derivatives ($445 million), a decrease due to junior subordinated note repayments in 2021 ($52 million), higher premiums received on interest rate derivatives ($47 million), the absence of charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million) and benefits associated with the early redemption of certain securities in the third quarter of 2022 ($17 million), partially offset by an increase from net debt issuances ($119 million) and increased interest on commercial paper borrowings due to higher interest rates ($25 million).

Income tax expense increased 22%, primarily due to tax expense on the sale of Hope’s stock ($90 million), lower interim period allocation of investment tax credits ($34 million) and the absence of the benefit from a state legislative change ($21 million), partially offset by lower pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges ($109 million).

Net income from discontinued operations including noncontrolling interests decreased 87%, primarily due to the absence of operations in connection with the sale of the Q-Pipe Group.

Noncontrolling interests decreased $22 million, primarily due to the absence of operations in connection with the sale of certain nonregulated solar generating projects held in partnerships.

Outlook

As of September 30, 2022, there have been no material changes to Dominion Energy’s 2022 outlook as described in Item 2. MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2022	2021	$ Change	2022	2021	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$617	$599	$18	$0.74	$0.74	$—
Gas Distribution	67	69	(2)	0.08	0.08	—
Dominion Energy South Carolina	175	151	24	0.21	0.19	0.02
Contracted Assets	121	119	2	0.15	0.15	—
Corporate and Other	(202)	(284)	82	(0.27)	(0.37)	0.10
Consolidated	$778	$654	$124	$0.91	$0.79	$0.12

Year-To-Date
Dominion Energy Virginia	$1,575	$1,464	$111	$1.92	$1.81	$0.11
Gas Distribution	486	415	71	0.59	0.52	0.07
Dominion Energy South Carolina	408	337	71	0.50	0.42	0.08
Contracted Assets	242	373	(131)	0.29	0.46	(0.17)
Corporate and Other	(1,675)	(642)	(1,033)	(2.13)	(0.86)	(1.27)
Consolidated	$1,036	$1,947	$(911)	$1.17	$2.35	$(1.18)
(1)

Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity delivered (million MWh)	24.9	24.0	4%	67.9	65.0	4%
Electricity supplied (million MWh):
Utility	25.0	24.1	4	68.1	65.5	4
Non-Jurisdictional	0.5	0.3	67	1.3	0.8	63
Degree days (electric distribution and utility service area):
Cooling	1,222	1,176	4	1,735	1,696	2
Heating	17	—	N/A	2,209	2,174	2
Average electric distribution customer accounts (thousands)	2,727	2,702	1	2,721	2,693	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(6)	$(0.01)	$1	$—
Customer usage and other factors	11	0.01	41	0.05
Customer-elected rate impacts	(14)	(0.02)	42	0.05
Base rate case impacts	(15)	(0.02)	(33)	(0.04)
Rider equity return	28	0.03	56	0.07
Electric capacity	6	0.01	(6)	(0.01)
Depreciation and amortization	9	0.01	25	0.03
Renewable energy investment tax credits	28	0.03	51	0.06
Interest expense, net	(5)	(0.01)	(16)	(0.02)
Other	(24)	(0.01)	(50)	(0.05)
Share dilution	—	(0.02)	—	(0.03)
Change in net income contribution	$18	$—	$111	$0.11

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Third Quarter			Year-To-Date
	2022(1)	2021	% Change	2022(1)	2021	% Change
Gas distribution throughput (bcf):
Sales	13	14	(7%)	128	124	3%
Transportation	240	216	11	758	705	8
Heating degree days (gas distribution service area):
North Carolina	24	6	300	1,796	1,979	(9)
Ohio and West Virginia	80	40	100	3,614	3,489	4
Utah, Wyoming and Idaho	3	49	(94)	3,143	2,982	5
Average gas distribution customer accounts (thousands):
Sales	1,948	1,936	1	1,959	1,929	2
Transportation	1,127	1,126	—	1,134	1,133	—
(1)	Includes Hope through August 2022.

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Third Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$1	$—	$3	$—
Customer usage and other factors	6	0.01	25	0.03
Base rate case impacts	(2)	—	33	0.04
Rider equity return	6	0.01	19	0.02
Interest expense, net	(5)	(0.01)	(7)	(0.01)
Other	(8)	(0.01)	(2)	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(2)	$—	$71	$0.07

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity delivered (million MWh)	6.6	6.6	—%	17.7	17.3	2%
Electricity supplied (million MWh)	6.9	6.8	1	18.6	18.1	3
Degree days (electric distribution service areas):
Cooling	514	448	15	767	620	24
Heating	—	—	—	783	839	(7)
Average electric distribution customer accounts (thousands)	779	769	1	776	765	1
Gas distribution throughput (bcf):
Sales	15	16	(6)	50	51	(2)
Average gas distribution customer accounts (thousands)	428	414	3	425	411	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$5	$0.01	$18	$0.02
Customer usage and other factors	9	0.01	27	0.03
Customer-elected rate impacts	5	0.01	15	0.02
Base rate case & Natural Gas Rate Stabilization Act impacts	5	0.01	19	0.02
Capital cost rider	(2)	—	(6)	(0.01)
Depreciation and amortization	(4)	—	(12)	(0.01)
Interest expense, net	(7)	(0.01)	(10)	(0.01)
Other	13	—	20	0.03
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$24	$0.02	$71	$0.08

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Third Quarter			Year-To-Date
	2022	2021	% Change	2022	2021	% Change
Electricity supplied (million MWh)	5.0	5.7	(12%)	13.0	16.4	(21%)

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Third Quarter 2022 vs. 2021 Increase (Decrease)		Year-To-Date 2022 vs. 2021 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin(1)	$30	$0.04	$3	$—
Sale of non-wholly-owned nonregulated solar facilities	(10)	(0.01)	(19)	(0.02)
Planned outage costs	5	0.01	(44)	(0.05)
Renewable energy investment tax credits	—	—	(29)	(0.04)
Interest expense, net	(14)	(0.02)	(39)	(0.05)
Other	(9)	(0.02)	(3)	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$2	$—	$(131)	$(0.17)

(1)	Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(269)	$(303)	$34	$(1,792)	$(617)	$(1,175)
Specific items attributable to Corporate and Other segment	103	39	64	226	125	101
Total specific items	(166)	(264)	98	(1,566)	(492)	(1,074)
Other corporate operations:
Interest expense, net	(77)	(100)	23	(238)	(317)	79
Other	41	80	(39)	129	167	(38)
Total other corporate operations	(36)	(20)	(16)	(109)	(150)	41
Total net expense	$(202)	$(284)	$82	$(1,675)	$(642)	$(1,033)
EPS impact	$(0.27)	$(0.37)	$0.10	$(2.13)	$(0.86)	$(1.27)

Total Specific Items

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $90 million benefit for the reversal of a deferred tax charge upon closing of the sale of Hope. For the nine months ended September 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $231 million after-tax benefit for derivative mark-to-market changes and $15 million net income from discontinued operations, primarily associated with the Q-Pipe Group.

For the three months ended September 30, 2021, this primarily included $65 million net income from discontinued operations, primarily associated with the Q-Pipe Group, $17 million of after-tax charges associated with the early redemption of certain debt securities and an $11 million after-tax loss for derivative mark-to-market changes. For the nine months ended September 30, 2021, this primarily included $119 million net income from discontinued operations, primarily associated with the Q-Pipe Group, a $105 million after-tax benefit for derivative mark-to-market changes, $61 million of after-tax charges for workplace realignment, primarily related to a corporate office lease termination, $31 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination and $17 million of after-tax charges associated with the early redemption of certain debt securities.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Net income	$571	$556	$15	$975	$1,344	$(369)

Overview

Third Quarter 2022 vs. 2021

Net income increased 3%, primarily due to a net increase associated with the impacts of the 2021 Triennial Review.

Year-To-Date 2022 vs. 2021

Net income decreased 27%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of the 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2022	2021	$ Change	2022	2021	$ Change
(millions)
Operating revenue	$2,875	$1,976	$899	$7,217	$5,547	$1,670
Electric fuel and other energy-related purchases	981	515	466	2,030	1,270	760
Purchased electric capacity	11	15	(4)	33	16	17
Other operations and maintenance	531	470	61	1,579	1,382	197
Depreciation and amortization	451	343	108	1,305	990	315
Other taxes	80	86	(6)	238	262	(24)
Impairment of assets and other charges (benefit)	19	(230)	249	432	(269)	701
Other income (expense)	3	21	(18)	(37)	93	(130)
Interest and related charges	168	136	32	461	400	61
Income tax expense	66	106	(40)	127	245	(118)

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2022 vs. 2021

Operating revenue increased 45%, primarily reflecting:

•	A $445 million increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	The absence of a $350 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review; and
•	A $131 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders; partially offset by
•	A $20 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review; and
•	A $18 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges.

Electric fuel and other energy-related purchases increased 90%, primarily due to higher commodity costs for electric utilities ($445 million) and an increase in the use of purchased renewable energy credits ($15 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 13%, primarily due to an increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income.

Depreciation and amortization increased 31%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million), an increase in RGGI related amortization ($33 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($33 million), partially offset by depreciation rates revised in the first quarter of 2022 ($21 million).

Impairment of assets and other charges increased $249 million, primarily due to the absence of a benefit from the establishment of a regulatory asset associated with the early retirements of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million) and dismantling costs associated with certain retired electric generation facilities ($18 million), partially offset by the absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($318 million).

Other income decreased 86%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 24%, primarily due to an increase from net debt issuances in 2022 and 2021.

Income tax expense decreased 38%, primarily due to higher interim period tax allocation benefits.

Year-To-Date 2022 vs. 2021

Operating revenue increased 30%, primarily reflecting:

•	A $717 million increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•	The absence of a $350 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•	A $345 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•	The absence of a $151 million decrease from an unbilled revenue reduction;
•	A $58 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges;
•	A $35 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•	A $32 million increase in sales to customers from non-jurisdictional solar generation facilities;
•	A $20 million increase in sales to electric utility retail customers associated with growth; and
•

A $1 million net increase in sales to retail customers from an increase in heating degree days during the heating season ($19 million), partially offset by a decrease in cooling degree days during the cooling season ($18 million).

These increases were partially offset by:

•	A $45 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 60%, primarily due to higher commodity costs for electric utilities ($717 million) and an increase in the use of purchased renewable energy credits ($27 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $17 million, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021.

Other operations and maintenance increased 14%, primarily reflecting:

•	A $76 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•	A $33 million increase in storm damage and service restoration costs;
•	A $25 million increase in outside services;
•	A $17 million increase in bad debt expense; and
•	A $17 million increase in the materials and supplies expense primarily as a result of higher prices.

Depreciation and amortization increased 32%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($183 million), an increase in RGGI related amortization ($120 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, and an increase due to various projects being placed into service ($72 million), partially offset by depreciation rates revised in the first quarter of 2022 ($62 million).

Impairment of assets and other charges increased $701 million, primarily reflecting:

•

The absence of a benefit from the establishment of a regulatory asset associated with the early retirement of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million);

•	A charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million);

•	A charge for RGGI compliance costs deemed recovered through base rates ($180 million); and
•	Dismantling costs associated with certain retired electric generation facilities ($60 million); partially offset by
•	The absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($188 million); and
•	The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million).

Other income decreased $130 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 15%, primarily due to an increase from net debt issuances in 2022 and 2021.

Income tax expense decreased 48%, primarily due to lower pre-tax income ($141 million), partially offset by the absence of the benefit from a state legislative change ($16 million).

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

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2022	2021
(millions)
Cash, restricted cash and equivalents at January 1	$408	$247
Cash flows provided by (used in):
Operating activities	2,671	3,535
Investing activities	(4,519)	(6,607)
Financing activities	1,780	3,092
Net increase (decrease) in cash, restricted cash and equivalents	(68)	20
Cash, restricted cash and equivalents at September 30	$340	$267

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities decreased $864 million, inclusive of a $172 million decrease from discontinued operations. Net cash from continuing operations decreased $692 million, primarily due to lower deferred fuel cost recoveries ($994 million), current year refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($315 million) and changes in working capital ($469 million), partially offset by lower margin deposits ($387 million) and an increase of $699 million primarily as the result of higher operating cash flows from electric utility and gas distribution operations driven by riders, customer usage and other factors.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $2.1 billion, primarily due to the absence of the repayment of the Q-Pipe Transaction deposit ($1.3 billion), a decrease in contributions to equity method affiliates including Atlantic Coast Pipeline ($972 million) and net proceeds from the sale of Hope ($722 million), partially offset by an increase in plant construction and other property additions ($1.1 billion).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities decreased $1.3 billion primarily due to lower net issuances of short-term debt ($2.4 billion), the redemption of the Series A Preferred Stock ($1.6 billion) and lower issuance of short-term notes ($1.3 billion), partially offset by higher net issuances of long-term debt ($2.6 billion) and settlement of the stock purchase contract component of the 2019 Equity Units ($1.6 billion).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the nine months ended September 30, 2022.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2022, Dominion Energy’s Consolidated Balance Sheets include $343 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Credit Facilities

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At September 30, 2022, Dominion Energy had $3.1 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In May 2022, Dominion Energy borrowed $900 million with the proceeds used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes. At September 30, 2022, Dominion Energy had $450 million outstanding under this supplemental credit facility.

Issuances and Borrowings of Long-Term Debt

Through September 30, 2022, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for general corporate purposes and/or to repay short-term debt.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
January	Senior notes	Public	Virginia Power	$600	2.400%	2032
January	Senior notes	Public	Virginia Power	400	2.950%	2051
May	Senior notes	Public	Virginia Power	600	3.750%	2027
May	Senior notes	Public	Virginia Power	600	4.625%	2052
August	Senior notes	Public	Dominion Energy	400	4.350%	2032
August	Senior notes	Public	Dominion Energy	600	4.850%	2052
August	Senior notes	Private	Questar Gas	125	4.390%	2032
August	Senior notes	Private	Questar Gas	125	4.700%	2052
Total issuances and borrowings				$3,450

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $3.2 billion and $4.4 billion of long-term debt during 2022, inclusive of amounts issued through September 30, 2022 as shown in the table above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayment, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed through September 30, 2022:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2022			$772	various
Early repurchases & redemptions
July	Senior Note	Dominion Energy	5	4.250%	2028
Multiple	Senior Note	Dominion Energy	98	2.250%	2031
Multiple	Senior Note	Dominion Energy	14	3.300%	2041
Multiple	Senior Note	Dominion Energy	28	1.450%	2026
September	Senior Note	Dominion Energy	4	4.700%	2044
Total repayments, repurchases and redemptions			$921
(1)	Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

In addition, in October 2022, Dominion Energy repurchased $61 million of senior notes with various interest rates and maturity dates.

See Note 16 to the Consolidated Financial Statements in this report and Note 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

In 2022, Dominion Energy completed the remarketing of $165 million of its tax-exempt bonds, composed of the Virginia Power bonds remarketed in April 2022 and the Dominion Energy bonds remarketed in October 2022. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the ratings agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. As of September 30, 2022, there have been no changes in Dominion Energy’s credit ratings. In August 2022, Standard & Poor’s revised its credit ratings outlook for Dominion Energy from positive to stable and affirmed all other current ratings.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2022, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. Through September 30, 2022, Dominion Energy has issued $134 million of stock through these programs. See Note 16 to the Consolidated Financial Statements in this report for additional information. Dominion Energy anticipates raising between $300 million and $500 million of capital through the issuance of common stock in 2022 and may issue up to $150 million of stock under settlement agreements associated with litigation acquired in the SCANA Combination as discussed in Note 17 to the Consolidated Financial Statements in this report, inclusive of 1.3 million shares of its common stock, valued at $102 million, issued through September 30, 2022. As discussed in Note 16 to the Consolidated Financial Statements in this report, in June 2022, Dominion Energy issued 19.4 million shares to settle the stock purchase contract component of the 2019 Equity Units and received proceeds of $1.6 billion. Dominion Energy redeemed all outstanding shares of Series A Preferred Stock in September 2022 for $1.6 billion.

Through September 30, 2022, Dominion Energy has not repurchased and does not plan to repurchase in 2022 any shares of common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of September 30, 2022, there have been no material changes to Dominion Energy’s total planned capital expenditures for each segment through 2026 as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of September 30, 2022, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Risk

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at September 30, 2022 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$28	$—	$28
Non-investment grade(2)	35	34	1
No external ratings:
Internally rated—investment grade(3)	111	21	90
Internally rated—non-investment grade(4)	14	—	14
Total(5)	$188	$55	$133

(1)

Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 67% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 5% of the total net credit exposure.

(5)   Excludes long-term purchase power agreements entered to satisfy legislative or state regulatory commission requirements.

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021.

Other Material Cash Requirements

As of September 30, 2022, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021. Such obligations include:

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

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. While the impacts cannot be estimated until the review is completed, which is expected in 2023, implementation of recommendations resulting from the business review could have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows.

Federal Income Tax Laws

The IRA extends the investment and production tax credits for renewable technologies including wind and solar, and expands the qualifying technologies to include stand-alone storage, hydrogen, renewable natural gas, nuclear and, after 2024, other zero-emissions facilities. The IRA supersedes prior renewable energy legislation discussed in Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The IRA contains a two-tiered credit system applicable to both the production and investment tax credits with a lower base credit amount that can be increased up to five times if the taxpayer can satisfy certain labor requirements.

The IRA imposes a 15% alternative minimum tax on GAAP net income, as adjusted for certain items, of corporations in excess of $1 billion, for tax years beginning after December 31, 2022. Entities that are subject to the alternative minimum tax may use tax credits to reduce the liability by up to 75% and will receive a tax credit carryforward with an indefinite life that can be claimed against the regular tax in future years. Deferred taxes will continue to be measured at the regular tax rate. Pending additional guidance, the alternative minimum tax is not expected to have an effect on the assessment of the realizability of Dominion Energy’s deferred tax assets or a material impact on Dominion Energy’s future results of operations or cash flows.

Future Environmental Regulations

The IRA includes provisions which impose an annual fee for waste methane emissions from the oil and natural gas industry beginning with emissions reported in calendar year 2024 to the extent that an entity’s emissions exceed a stated threshold, with implementation to be addressed by future rulemaking by the EPA. Pending the completion of such rulemaking, Dominion Energy currently does not expect these provisions to materially affect its future results of operations, financial condition and/or cash flows.

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

In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project, the revenue requirement for the initial rate year of Rider OSW and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. The Virginia Commission also included a performance standard for operation of the CVOW Commercial Project, which would require that customers be held harmless for any shortfall in energy production below an annual net capacity factor of 42%, as determined on a three-year rolling average, with details on the implementation of such standard to be determined in a future proceeding. Also in August 2022, Virginia Power filed a petition for limited reconsideration relating to the performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration with Rider OSW approved on an interim basis. In October 2022, Virginia Power, Office of the Attorney General of Virginia and other parties filed a settlement agreement with the Virginia Commission for approval. The settlement agreement provides for a voluntary cost sharing mechanism resulting from unforeseen construction cost increases; specifically, that Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no voluntary cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. The settlement agreement also provides for customers to receive the maximum benefits available under the IRA including that to the extent the IRA reduces the total construction costs, such reductions will also be applied to the cost sharing bands discussed above. In addition, the settlement agreement includes enhanced performance reporting provisions, in lieu of a performance guarantee, for the operation of the CVOW Commercial Project.  To the extent the annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. If the performance standard included in the August order is maintained in the Virginia Commission’s final order, it could result in cancellation of the project with Virginia Power eligible to recover costs incurred to date.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $76 million and $16 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of September 30, 2022 and December 31, 2021, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $8 million and $6 million in the fair value of Virginia Power’s commodity-based derivative instruments as of September 30, 2022 and December 31, 2021, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $25 million and $6 million decrease in earnings at September 30, 2022 and December 31, 2021, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2022 or December 31, 2021.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of September 30, 2022, Dominion Energy and Virginia Power had $12.9 billion and $3.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $260 million and $140 million, respectively, in the fair value of Dominion

Energy and Virginia Power’s interest rate derivatives at September 30, 2022. As of December 31, 2021, Dominion Energy and Virginia Power had $11.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $191 million and $111 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2021.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of September 30, 2022, Dominion Energy had €3.4 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $321 million in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2022.

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

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $1.2 billion for the nine months ended September 30, 2022, and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $678 million and $1.1 billion for the nine months ended September 30, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $253 million, $50 million and $64 million for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, respectively.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning trust investments of $593 million for the nine months ended September 30, 2022, and net investment gains (including investment income) on nuclear decommissioning trust investments of $335 million and $568 million for the nine months ended September 30, 2021 and the year ended December 31, 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $137 million, $24 million and $31 million for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/22 - 7/31/22	70	$81.24	—	$ 0.92 billion
8/1/22 - 8/31/22	1,774	82.54	—	0.92 billion
9/1/22 - 9/30/22	1,310	82.36	—	0.92 billion
Total	3,154	$82.44	—	$ 0.92 billion

(1)	Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
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

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 11, 2022 (Exhibit 3.1, Form 8-K filed May 12, 2022, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Fifth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.3, Form 8-K filed August 9, 2016, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Tenth Supplemental Indenture, dated as of January 1, 2017 (Exhibit 4.3, Form 8-K filed January 12, 2017, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489).

X

10.1

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-8489); as amended by the First Amendment, dated September 28, 2022, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed September 30, 2022, File No. 1-8489).

		X	X

10.2

$900,000,000 Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto- Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.2, Form 8-K filed June 10, 2021, File No. 1-8489); as amended by the First Amendment, dated October 12, 2022, to the Sustainability Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed October 14, 2022, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 4, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 4, 2022	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer