Form 10-K
period 2022-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2023-02-21
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
(804) 819-2284 (Registrants’ telephone number)

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

Dominion Energy, Inc. ☒ Virginia Electric and Power Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Dominion Energy, Inc. ☐ Virginia Electric and Power Company ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Dominion Energy, Inc. ☐ Virginia Electric and Power Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy was approximately $66.3 billion based on the closing price of Dominion Energy’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy’s most recently completed second fiscal quarter. Dominion Energy is the sole holder of Virginia Electric and Power Company common stock. At February 15, 2023, Dominion Energy had 835,193,617 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy’s 2023 Proxy Statement are incorporated by reference in Part III.

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

Dominion Energy’s 2019 Series A Equity Units issued in June 2019, initially in the form of 2019 Series A Corporate Units, which consisted of a stock purchase contract and a 1/10 interest in a share of the Series A Preferred Stock

2021 BLS Industry Average OSHA Recordable Rate

An average of the OSHA Recordable Rate for 2021 published by the Bureau of Labor Statistics for electric power generation, transmission and distribution (NAICS code 2211) and natural gas distribution (NAICS code 2212)

2021 Triennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020

2023 Proxy Statement	Dominion Energy 2023 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 622 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
BHE

The legal entity, Berkshire Hathaway Energy Company, one or more of its consolidated subsidiaries (including Dominion Energy Gas, Dominion Energy Midstream and Cove Point effective November 1, 2020), or the entirety of Berkshire Hathaway Energy Company and its consolidated subsidiaries

Birdseye	Birdseye Renewable Energy, LLC
BP	BP Wind Energy North America Inc.
Brookfield	Brookfield Super-Core Infrastructure Partners, an infrastructure fund managed by Brookfield Asset Management Inc.
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

Abbreviation or Acronym	Definition
CFO	Chief Financial Officer
CH4	Methane
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

Dominion Privatization	Dominion Utility Privatization, LLC, a joint venture between Dominion Energy and Patriot
DSM	Demand-side management
DSM Riders	Rate adjustment clauses, designated Riders C1A, C2A, C3A and C4A, associated with the recovery of costs related to certain Virginia DSM programs in approved DSM cases
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company, doing business as Dominion Energy Ohio
Energy Choice	Program authorized by the Ohio Commission which provides energy customers with the ability to shop for energy options from a group of suppliers certified by the Ohio Commission
EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
ESA Excess Tax Benefits	Endangered Species Act Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fitch	Fitch Ratings Ltd.
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Four Brothers Holdings, LLC, a subsidiary of Clearway
Fowler Ridge	Fowler I Holdings LLC, a wind-turbine facility in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Granite Mountain Renewables, LLC, a subsidiary of Clearway
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,629 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia

Abbreviation or Acronym	Definition
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia through August 2022
Hopewell	Polyester biomass power station
Idaho Commission	Idaho Public Utilities Commission
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Iron Springs Renewables, LLC, a subsidiary of Clearway
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
Liquefaction Facility	A natural gas export/liquefaction facility at the Cove Point LNG Facility
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
Mtpa	Million metric tons per annum
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGL	Natural gas liquid
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
NWP 12

A nationwide permit from the U.S. Army Corps of Engineers authorizing activities required for the construction, maintenance, repair and removal of utility lines, including electric transmission, gas pipelines, water and communications conduit and associate facilities in waters of the U.S.

NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
offshore wind turbine installation season	The period May 1st through October 31st for waters off the coast of the Mid-Atlantic and Northeast
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Health and Safety Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
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

A rate mechanism which allows PSNC to recover from customers all prudently incurred gas costs and the related portion of uncollectible expenses as well as losses on negotiated gas and transportation sales

Rider E

A rate adjustment clause associated with the recovery of costs related to certain capital projects at Virginia Power’s electric generating stations to comply with federal and state environmental laws and regulations

Rider GT	A rate adjustment clause associated with the recovery of costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA

Abbreviation or Acronym	Definition
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider OSW	A rate adjustment clause associated with costs incurred to construct, own and operate the CVOW Commercial Project
Rider PPA

A rate adjustment clause associated with the recovery of costs associated with power purchase agreements for the energy, capacity, ancillary services and renewable energy credits owned by third parties

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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-2	A rate adjustment clause associated with the recovery of costs related to Woodland Solar, Scott Solar and Whitehouse Solar
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
ROIC	Return on invested capital
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
Sadler Solar	A 100 MW utility-scale solar power station located in Greensville County, Virginia
SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI through December 2021
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
Scott Solar	A 17 MW utility-scale solar power station in Powhatan County, Virginia
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
SERC	Southeast Electric Reliability Council
Series A Preferred Stock

Dominion Energy’s Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share (previously designated the 1.75% Series A Cumulative Perpetual Convertible Preferred Stock)

Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share

Abbreviation or Acronym	Definition
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Southwest Gas	The legal entity, Southwest Gas Holdings, Inc., one or more of its consolidated subsidiaries, or the entirety of Southwest Gas Holdings, Inc. and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Supply Header Project	A project previously intended for DETI to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline Project
Surry	Surry nuclear power station
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
Wexpro II Agreement

An agreement with the states of Utah and Wyoming modeled after the Wexpro Agreement that allows for the addition of properties under the cost-of-service methodology for the benefit of Questar Gas customers

Wexpro Agreements

Collectively, the Wexpro Agreement, Wexpro II Agreement and two stipulation agreements approved by the Utah Commission allowing for the inclusion of certain property at Canyon Creek and the Trail Unit under the Wexpro II Agreement

Whitehouse Solar	A 20 MW utility-scale solar power station in Louisa County, Virginia
White River Hub	MountainWest White River Hub, LLC (formerly known as White River Hub, LLC)

Abbreviation or Acronym	Definition
Wisconsin Commission	Public Service Commission of Wisconsin
Woodland Solar	A 19 MW utility-scale solar power station in Isle of Wight County, Virginia
WP&L	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation, a subsidiary of WEC Energy Group
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy (through March 2022) and Interstate Gas Supply, Inc.
Wyoming Commission	Wyoming Public Service Commission

Part I

Item 1. Business

GENERAL

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and distributors of energy. Dominion Energy is committed to safely delivering sustainable, reliable and affordable energy and achieving net zero carbon and methane emissions by 2050. Dominion Energy’s strategy is to be a leading sustainable provider of electricity, natural gas and related services to customers primarily in the eastern and Rocky Mountain regions of the U.S. As of December 31, 2022, Dominion Energy’s portfolio of assets includes approximately 31.0 GW of electric generating capacity, 10,600 miles of electric transmission lines, 78,500 miles of electric distribution lines and 93,500 miles of gas distribution mains and related service facilities, which are supported by 4,000 miles of gas transmission, gathering and storage pipeline. As of December 31, 2022, Dominion Energy operates in 15 states and serves approximately 7 million customers.

Dominion Energy has commenced a comprehensive business review as discussed in Future Issues and Other Matters in Item 7. MD&A. Pending the results of the business review, Dominion Energy continues to focus on expanding and improving its regulated and long-term contracted electric and natural gas utility businesses while transitioning to a cleaner energy future. Its previously announced growth capital expenditure plan for 2022 through 2026 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, strategic undergrounding and energy conservation programs. Renewable generation facilities are expected to include significant investments in utility-scale solar and offshore wind projects. In addition, Dominion Energy has either received or applied for license extensions for its regulated nuclear power stations in Virginia. Other drivers for the growth capital plan include renewable natural gas initiatives, the replacement and modernization of gas distribution pipeline and continued upgrades to its gas and electric transmission and distribution networks while also meeting environmental requirements and standards set by various regulatory bodies.

Dominion Energy currently expects approximately 90% of earnings from its primary operating segments to come from state-regulated electric and natural gas utility businesses. Dominion Energy’s nonregulated operations consist primarily of long-term contracted electric generation operations and its investment in Cove Point. Dominion Energy’s operations are conducted through various subsidiaries, including DESC and Virginia Power. DESC is an SEC registrant; however, its Form 10-K is filed separately and is not combined herein.

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

Hope

In August 2022, Dominion Energy completed the sale of 100% of the equity interests in Hope to Ullico for $690 million in cash consideration, subject to customary closing adjustments. See Note 3 to the Consolidated Financial Statements for additional information.

Electric Generation Facilities

Acquisition of Virginia Power Solar Projects

In 2020 through 2022, Virginia Power entered into and completed the acquisitions of several primarily early-stage solar development projects in Virginia, including both non-jurisdictional facilities and those expected to be recovered under Rider CE.

In 2022, Virginia Power entered into and completed the acquisitions of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.1 billion once constructed, including initial acquisition costs, and generate approximately 537 MW combined.

In 2021, Virginia Power entered into and completed the acquisitions of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.4 billion once constructed, including initial acquisition costs, and generate approximately 697 MW combined.

In 2020, Virginia Power entered into and completed the acquisition of various solar development projects in Virginia. These projects are expected to cost a total of approximately $595 million once constructed, including initial acquisition costs, and generate approximately 282 MW combined.

See Notes 10 and 13 to the Consolidated Financial Statements for additional information.

Acquisition of Nonregulated Solar Projects

In 2022, Dominion Energy entered into an agreement and completed the acquisition of a nonregulated solar project in Ohio. The project is expected to cost a total of $390 million once constructed, including the initial acquisition cost, and generate approximately 200 MW.

In 2020, Dominion Energy entered into agreements and completed the acquisition of various nonregulated solar projects in Ohio, South Carolina and Virginia. These projects are expected to cost a total of approximately $470 million once constructed, including the initial acquisition costs, and generate approximately 248 MW combined.

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

See Note 10 to the Consolidated Financial Statements for additional information.

Equity Method Investments

Contributions to and Disposition of Interest in Wrangler

After an initial contribution to Wrangler in 2019, Dominion Energy completed a second contribution in November 2020 consisting of certain retail energy natural gas contracts receiving $74 million in cash and a final contribution in December 2021 of its remaining nonregulated natural gas retail energy marketing operations receiving $127 million in cash, while maintaining its 20% noncontrolling interest in Wrangler. Subsequently in December 2021 and March 2022, Dominion Energy sold 5% and the remaining 15% of its noncontrolling ownership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $33 million and $85 million, respectively.

See Note 9 to the Consolidated Financial Statements for additional information.

Acquisition of Interest in Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a joint venture with Patriot. Under the agreement, during 2022 Dominion Energy contributed its existing privatization operations in Virginia, Texas, Pennsylvania and South Carolina, excluding contracts held by DESC, and Patriot contributed cash. Dominion Energy received total consideration of $335 million, comprised of $168 million in cash proceeds and a 50% noncontrolling ownership interest in Dominion Privatization with an initial fair value of $167 million.

See Note 9 to the Consolidated Financial Statements for additional information.

HUMAN CAPITAL

One of Dominion Energy's greatest strengths is its employees and Dominion Energy is committed to providing them with a safe, diverse and inclusive workplace. The ability to attract, develop and retain a diverse workforce is integral to the long-term success of Dominion Energy. At December 31, 2022, Dominion Energy had approximately 17,200 full-time employees, of which approximately 4,500 are subject to collective bargaining agreements, including approximately 6,100 full-time employees at Virginia Power, of which approximately 2,500 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2022, Dominion Energy experienced an OSHA Recordable Rate of 0.52 compared to 0.46 in 2021 and 0.41 in 2020. These rates reflect Dominion Energy’s dedication to safety when compared to a 2021 BLS Industry Average OSHA Recordable Rate of 1.7 and a 2020 BLS Industry Average OSHA Recordable Rate of 1.5. As evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure. Furthermore, Dominion Energy has been proactive in protecting its workforce during the global COVID-19 pandemic by establishing safety protocols and adapting its approach as the pandemic has evolved. Dominion Energy also facilitated telecommuting and hybrid work options for many employees and expanded paid time off and other benefits to help employees cope with disruptions caused by the pandemic.

Dominion Energy works to recruit, retain and develop the careers of talented individuals who reflect the communities it serves. To cultivate this diversified workforce, Dominion Energy focuses on workforce diversity, equity and inclusion while fostering an environment where employees can utilize their unique strengths, skills, personalities and life experiences. Dominion Energy is committed to increasing its diverse workforce representation to 40% by year-end 2026; to be adjusted as necessary based on position and market availability. During 2022, Dominion Energy increased diverse representation within its workforce from 35.5% to 37.0%, following an increase during 2021 from 34.7% to 35.5%. For the purposes of measuring diversity, Dominion Energy includes employees who identify their gender as female and/or their race/ethnicity as American Indian or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander or Two or More Races. In 2022, 2021 and 2020, the percentage of new hires that are diverse was 48.9%, 57.5% and 50.7%, respectively. Dominion Energy sponsors eight employee resource groups to support and reinforce its culture of inclusiveness by enabling employees with shared interests and backgrounds to work together to create community, provide networking opportunities and encourage professional development. The employee resource groups are aligned to support various forms of diversity, equity and inclusion, including gender, sexual orientation, gender identity and expression, race, veteran status, age, ability and cultural heritage. To further advance these initiatives, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a performance measure for participation in diversity, equity and inclusion training.

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

OPERATING SEGMENTS

Dominion Energy manages its daily operations through four primary operating segments: Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets. See Note 26 to the Consolidated Financial Statements for a summary description of operations within each of the four primary operating segments. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service companies and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Dominion Privatization. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting primarily of Dominion Energy’s equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

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

DOMINION ENERGY VIRGINIA

Dominion Energy Virginia is substantially composed of Virginia Power’s regulated electric transmission, distribution (including customer service) and generation (regulated electric utility and its related energy supply) operations, which serve approximately 2.7 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

Dominion Energy Virginia’s previously announced growth capital plan includes spending approximately $27 billion from 2022 through 2026 to construct new generation capacity, including the CVOW Commercial Project, to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance and to upgrade or add new transmission lines, distribution lines, substations, and other facilities, as well as maintain existing generation capacity. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers, as well as support its subsequent license renewal projects as it has received approval for or is seeking 20-year license extensions for the regulated nuclear fleet in Virginia. See Properties and Environmental Strategy for additional information on this and other utility projects. Data centers, which currently represent approximately 20% of Virginia Power’s electricity sales, have been a source of significant increase in demand which is expected to continue over the next decade. The concentration of data centers primarily in Loudon County, Virginia represents a unique challenge and requires significant investments in electric transmission facilities to meet the growing demand. While an updated growth capital plan is dependent upon completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A, it is expected to reflect an acceleration of certain electric transmission projects to serve the rapidly growing data center customer demand.

Virginia Power has also created a ten-year plan through 2028 to transform its electric grid into a smarter, stronger and greener grid. This plan addresses the structural limitations of Virginia Power’s distribution grid in a systematic manner in order to recognize and accommodate fundamental changes and requirements in the energy industry. The objective is to address both customer and system needs by (i) achieving even higher levels of reliability and resiliency against natural and man-made threats, (ii) leveraging technology to enhance the customer experience and improve the operation of the system and (iii) safely and effectively integrating new utility-scale renewable generation and storage as well as customer–level distributed energy resources such as rooftop solar and battery storage. The Virginia Commission has approved portions of this plan through 2023.

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 81% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 136 minutes for the three-year average ending 2022, down from the previous three-year average of 141 minutes. This decrease is primarily due to decreased storm activity.

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

Virginia Power’s non-jurisdictional solar operations are not currently subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements with terms generally ranging from 16 to 25 years. However, in the future, such operations may compete with other power generation facilities to serve certain large-scale customers after the power purchase agreements expire.

Regulation

Virginia Power’s electric distribution and generation operations, including the rates it may charge to jurisdictional customers, as well as wholesale electric transmission rates, tariffs and terms of service, are subject to regulation by the Virginia and North Carolina Commissions as well as FERC, the NRC, the EPA, the DOE and the U.S. Army Corps of Engineers. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The total cost of the project is estimated to be approximately $10 billion, excluding financing costs. Virginia Power’s estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $80-90/MWh. Following a competitive procurement process, Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr., which have been included within the cost estimate above. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices, if not mitigated, could result in a change to the ultimate cost of the project. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure from certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project.

In March 2022, the Virginia Commission approved Virginia Power’s application filed in December 2021 for approval of a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development. In April 2022, Virginia Power filed an application with the North Carolina Commission for approval of the same lease contract and received approval in January 2023. In January 2023, Virginia Power entered into the lease contract with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services.

Virginia Power has completed the conceptual design phase for the project’s onshore electric transmission facilities and selected a recommended route with consideration given for resiliency and minimizing environmental impacts. Any changes to the onshore route necessitated by the receipt of various permitting approvals could result in upward pressure on the estimated cost of the project. In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project, the revenue requirement for the initial rate year of Rider OSW and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. The Virginia Commission also included a performance standard for operation of the CVOW Commercial Project, which would require that customers be held harmless for any shortfall in energy production below an annual net capacity factor of 42%, as determined on a three-year rolling average, with details on the implementation of such standard to be determined in a future proceeding. Also in August 2022, Virginia Power filed a petition for limited reconsideration relating to the performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration with Rider OSW approved on an interim basis. In October 2022, Virginia Power, Office of the Attorney General of Virginia and other parties filed a settlement agreement with the Virginia Commission for approval. The settlement agreement provides for a voluntary cost sharing mechanism resulting from unforeseen construction cost increases; specifically, that Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no voluntary cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. The settlement agreement also provides for customers to receive the maximum benefits available under the IRA including that to the extent the IRA reduces the total construction costs, such reductions will also be applied to the cost sharing bands discussed above. In addition, the settlement agreement includes enhanced performance reporting provisions, in lieu of a performance guarantee, for the operation of the CVOW Commercial Project. To the extent the annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. In December 2022, the Virginia Commission approved the settlement agreement and reinstated its August 2022 order granting approval of Rider OSW.

Upon receiving remaining approvals from other permitting entities, Virginia Power anticipates commencing major construction activities in 2023 and the project is expected to be placed in service by the end of 2026. Virginia Power expects to incur approximately 80% of the project costs from 2023 through 2025. Through December 31, 2022, Virginia Power had incurred approximately $1.1 billion of costs. Virginia Power anticipates funding the project consistent with its approved debt to equity capitalization structure. The project is vital for Virginia Power to meet the renewable energy portfolio standard established in the VCEA and is consistent with the criteria within the VCEA for the construction of an offshore wind facility deemed to be in the public interest as well as the guidelines facilitating cost recovery. See additional discussion of the VCEA provisions concerning renewable generation projects in Note 13 to the Consolidated Financial Statements.

Electric Generation and Storage Projects

In addition, Virginia Power is developing, financing and constructing new generation capacity as well as seeking license extensions on zero carbon nuclear generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development as well as significant projects under consideration are set forth below:

•
Virginia Power plans to invest approximately $6.8 billion from 2022 to 2026 to acquire or construct several solar facilities totaling approximately 3.4 GW of expected generating capacity when placed in service. Virginia Power has projects under various stages of development which, as of December 31, 2022, represent a potential generating capacity of approximately 6.3 GW. The facilities include both those to serve utility and non-jurisdictional customers. See Notes 10 and 13 to the Consolidated Financial Statements for additional information.
•
To support its development of solar generation facilities serving utility customers, Virginia Power plans to invest approximately $0.6 billion from 2022 to 2026 to acquire or construct multiple battery storage facilities in Virginia, totaling approximately 309 MW of expected storage capacity when placed in service. Virginia Power has projects under various stages of development which, as of December 31, 2022, represent a potential storage capacity of approximately 1.2 GW. See Note 13 to the Consolidated Financial Statements for additional information.
•
Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two units at North Anna. See Nuclear Decommissioning below for additional information on these facilities.
•
Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7. MD&A for more information on this project.
•
Virginia Power is considering the construction of a hydroelectric pumped storage facility in Southwest Virginia.
•
Virginia Power is considering the construction of simple cycle combustion turbines in Virginia for reliability purposes.

Electric Transmission and Distribution Projects

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in future capital expenditures of approximately $3.0 billion through 2026.

Virginia Power is investing in transmission substation physical security and expects to invest an additional $100 million to $150 million through 2026 to strengthen its electrical system to better protect critical equipment, enhance its spare equipment process and create multiple levels of security.

Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $175 million and is expected to be completed by 2029. The Virginia Commission has approved six phases of the program encompassing approximately 1,866 miles of converted lines and $1.1 billion in capital spending (with $1.1 billion recoverable through Rider U).

See Note 13 to the Consolidated Financial Statements for additional information.

Sources of Energy Supply

Virginia Power uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements and to satisfy physical forward sale requirements. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2022	2021	2020
Natural gas	36%	40%	48%
Nuclear(1)	28	29	32
Purchased power, net	23	17	7
Coal(2)	8	9	9
Renewable and Hydro(3)	5	5	4
Total	100%	100%	100%
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

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2022 dollars)(1)	Funds in trusts at December 31, 2022(2)
(dollars in millions)
Surry
Unit 1	2052	$849	$905
Unit 2	2053	839	892
North Anna
Unit 1(3)	2038	760	724
Unit 2(3)	2040	765	681
Total		$3,213	$3,202
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs and includes the expectation that 20-year license extensions are approved for both units at North Anna.
(2)
Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2022.
(3)
North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

GAS DISTRIBUTION

Gas Distribution includes Dominion Energy’s regulated natural gas sales, transportation, gathering, storage and distribution operations in Ohio, North Carolina, Utah, southwestern Wyoming and southeastern Idaho (through East Ohio, PSNC and Questar Gas) which collectively serve approximately 3.0 million residential, commercial and industrial customers. Gas Distribution also includes nonregulated renewable natural gas facilities in operation and under development, including Dominion Energy’s investment in Align RNG. See Investments below for additional information regarding the Align RNG investment.

Gas Distribution’s previously announced growth capital plan includes spending approximately $5 billion from 2022 through 2026 to upgrade existing or add new infrastructure to meet growing energy needs and retain reliability within its service territory as well as investments in renewable natural gas infrastructure projects. Planned capital spending is driven by infrastructure needs from a growing customer base in states with expanding economies, replacing aging assets for reliability, safety and sustainability and meeting demands for natural gas to support the transition from more carbon intensive fuels. An updated growth capital plan is dependent upon completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A.

Earnings for Gas Distribution primarily result from rates established by the Ohio, North Carolina, Utah, Wyoming and Idaho Commissions. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings primarily results from changes in operating and maintenance expenditures, as well as changes in rates and the economy, including customer growth.

Competition

East Ohio offers an Energy Choice program, under which residential customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program and have it delivered by East Ohio. At December 31, 2022, approximately 1.1 million of East Ohio’s 1.2 million Ohio customers were participating in the Energy Choice program.

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

Questar Gas does not currently face direct competition from other distributors of natural gas for residential and commercial customers in its service territories as state regulations in Utah, Wyoming and Idaho do not allow customers to choose their provider at this time. See State Regulations in Regulation for additional information.

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

Regulation

Gas Distribution’s operations, including the rates that it may charge customers, are regulated by the Ohio, North Carolina, Utah, Wyoming and Idaho Commissions as well as PHMSA, the EPA and the U.S. Department of Transportation. See Federal Regulations and State Regulations in Regulations, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

Dominion Energy has the following significant projects under construction or development to better serve utility customers or expand its service offerings within its utility service territory as well as to support its strategy to achieve net zero emissions.

East Ohio—In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. In September 2016, the Ohio Commission approved a stipulation filed jointly by East Ohio and the Staff of the Ohio Commission to continue the PIR program and associated cost recovery for another five-year term beginning in 2017, and to permit East Ohio to increase its annual capital expenditures to $200 million by 2018 with a 3% increase per year thereafter subject to the annual cost recovery rate increase caps proposed by East Ohio. In April 2022, the Ohio Commission approved an extension of East Ohio’s PIR program for capital investments through 2026 with continuation of 3% increases of annual capital expenditures per year. See Note 13 to the Consolidated Financial Statements for additional information.

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs on capital investments not covered by its PIR program to expand, upgrade or replace its pipeline system and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation. In 2022, the Ohio Commission approved recovery of costs incurred in 2019, 2020 and 2021 under an associated rider. See Note 13 to the Consolidated Financial Statements for additional information.

PSNC—The North Carolina Commission has authorized PSNC to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. Projected integrity management plan investment, excluding the costs associated with the project noted below, for the period 2023 to 2025 is expected to be approximately $144 million.

During 2020, construction began on 11 miles of transmission pipeline in Buncombe County, NC. After an analysis was performed under the integrity management program, the new transmission line was deemed necessary to offset the capacity losses on the existing line due to lower pressure being utilized in order to meet federal safety requirements. The project is expected to cost approximately $65 million and had approximately 10 miles placed into service in December 2021 with the remaining portion anticipated to be placed into service in 2023.

Questar Gas— In 2010, Questar Gas began replacing aging high pressure infrastructure under a cost-tracking mechanism that allows it to place into rate base and earn a return on capital expenditures associated with a multi-year natural gas infrastructure-replacement program upon the completion of each project. As part of the 2022 Utah base rate case, the Utah Commission approved the continuation of the infrastructure-replacement program with an annual spending budget of approximately $85 million, to be adjusted annually for inflation.

In 2018, legislation became effective in Utah which is designed to spur economic growth in rural communities without natural gas service. Pursuant to its 2022 Utah base rate case, Questar Gas is permitted to spend approximately $85 million over the three years, and approximately $215 million in the aggregate, for expansion of distribution facilities to bring natural gas to residential and commercial customers in rural parts of Utah, as approved by the Utah Commission. Additionally, as part of the 2022 Utah base rate case, the Utah Commission also approved the inclusion of $24 million of rural expansion capital investment in rate base, with costs above this amount to be included for future rural expansion cost consideration.

Non-Utility Renewable Natural Gas—In December 2019, Dominion Energy announced the formation of a strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to capture methane from dairy farms and convert it into pipeline quality natural gas. In August 2021, Dominion Energy announced an expansion of the partnership, increasing its commitment up to $1 billion. As of December 31, 2022, 16 dairy renewable natural gas facilities were under construction in Colorado, Nevada, Idaho, Georgia, Kansas, Texas and New Mexico. These facilities are expected to be placed in service in 2023 through 2025 with an estimated total cost of approximately $1.0 billion, excluding financing costs.

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. Align RNG expects to invest $500 million to develop assets to capture methane from swine farms across Virginia, North Carolina, Utah and Arizona and convert it into pipeline quality natural gas. In July 2020, Align RNG placed its first project, located in Milford, UT, in service and the project has produced over 160,000 Dths of renewable natural gas. As of December 31, 2022, Align RNG had four additional projects under construction in North Carolina, Arizona and Virginia with an estimated total cost of approximately $200 million. These facilities are expected to be placed in service in 2023 and 2024.

Sources of Energy Supply

Dominion Energy’s natural gas supply is obtained from various sources including purchases from major and independent producers in the Mid-Continent and Gulf Coast regions, local producers in the Appalachian area, gas marketers and, for Questar Gas specifically, from Wexpro and other producers in the Rocky Mountain region. Wexpro’s gas development and production operations serve over half of Questar Gas’ gas supply requirements in accordance with the Wexpro Agreements, comprehensive agreements with the states of Utah and Wyoming. In addition, these agreements provide for potential cost saving sharing incentives to the extent that the cost of gas supplied to Questar Gas is a certain amount lower than third-party rates.

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

DOMINION ENERGY SOUTH CAROLINA

Dominion Energy South Carolina is comprised of DESC’s generation, transmission and distribution of electricity to approximately 782,000 customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 435,000 residential, commercial and industrial customers in South Carolina.

Dominion Energy South Carolina’s previously announced growth capital plan includes spending approximately $2 billion from 2022 through 2026 to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability. An updated growth capital plan is dependent upon completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A.

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

Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 82 minutes for the three-year average ending 2022, consistent with the previous three-year average of 82 minutes.

Revenue provided by DESC’s natural gas distribution operations primarily results from rates established by the South Carolina Commission. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, the availability and prices of alternative fuels and the economy.

DESC is a member of the Carolinas Reserve Sharing Group, one of several geographic divisions within the SERC. The SERC is one of seven regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by NERC. In addition, DESC also participates in the SEEM platform, which became operational in November 2022.

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

Regulation

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, the NRC, the EPA, the DOE, the U.S. Army Corps of Engineers and various other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, the U.S. Department of Transportation and the South Carolina Office of Regulatory Staff for enforcement of federal and state pipeline safety requirements. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:

In 2020, DESC began the upgrade of its electric and gas systems to an AMI whereby smart meters will be installed throughout its service area. As of December 31, 2022, DESC has completed the installation of approximately 765,000 of the planned 1.1 million smart meters. This project is estimated to cost approximately $140 million and be completed in mid-2024.

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

To maintain reliability, DESC expects to commence development in 2023 of a wastewater treatment facility at its Williams facility. The project will allow DESC to comply with the effluent limitation guidelines and is expected to be placed in service by the end of 2025 at an estimated cost of approximately $165 million, excluding financing costs.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements.

Presented below is a summary of DESC’s actual system output by energy source:

Source	2022	2021	2020
Natural gas	48%	49%	47%
Nuclear(1)	23	20	20
Coal	18	20	22
Renewable and Hydro(2)	11	11	11
Total	100%	100%	100%
(1)
Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(2)
Includes solar.

Natural gas— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to DESC through firm transportation agreements with various counterparties, which expire between 2023 and 2084.

Coal— DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia that will expire at various times throughout 2023 and 2024. Spot market purchases may occur when needed or when prices are believed to be favorable.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2022 dollars)(1)	Funds in trusts at December 31, 2022(2)
(dollars in millions)
Summer – Unit 1	2042	$788	$221

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs and includes the expectation that a 20-year license extension is obtained.
(2)
Excludes any funds held in trust by Santee Cooper. DESC made contributions of $3 million to its nuclear decommissioning trust funds during 2022.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

CONTRACTED ASSETS

Contracted Assets includes the operations of Millstone, and associated energy marketing and price risk activities, Dominion Energy’s nonregulated long-term contracted renewable electric generation fleet, solar generation facility development operations and Dominion Energy’s 50% noncontrolling interest in Cove Point.

Contracted Assets’ previously announced growth capital plan includes spending approximately $3 billion from 2022 through 2026 to expand its renewable generation fleet. While an updated growth capital plan is dependent upon completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A, it is expected to reflect a decreased investment in new nonregulated solar generation facilities.

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

Regulation

Contracted Assets’ generation fleet is subject to regulation by the NRC, the EPA, the DOE, the U.S. Army Corps of Engineers and other federal, state and local authorities. See Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for additional information.

Properties

For a listing of facilities, see Item 2. Properties.

Dominion Energy currently plans to invest approximately $0.5 billion through 2024 to acquire or construct three solar facilities currently under development in Virginia and Ohio totaling approximately 345 MW of expected generating capacity when placed in service. See Note 10 to the Consolidated Financial Statements for additional information.

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

Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be ready for the 2024 offshore wind turbine installation season. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. See Note 15 to the Consolidated Financial Statements for additional information.

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

As part of Dominion Energy’s acquisition of Millstone, it acquired decommissioning funds for the related units. Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. Dominion Energy will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. The most recent site-specific study completed for Millstone was performed in 2019.

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2022 dollars)(1)	Funds in trusts at December 31, 2022(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$464	$685
Unit 2	2035	694	929
Unit 3(4)	2045	787	920
Total		$1,945	$2,534

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.
(2)
Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone during 2022.
(3)
Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)
Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2022, the minority owners held $53 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

CORPORATE AND OTHER

Corporate and Other Segment-Virginia Power

Virginia Power’s Corporate and Other segment primarily includes certain specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

Corporate and Other Segment-Dominion Energy

Dominion Energy’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting primarily of Dominion Energy’s equity investment in Atlantic Coast Pipeline as discussed in Note 9 to the Consolidated Financial Statements.

Dominion Energy owns a 50% noncontrolling interest in Dominion Privatization, a partnership with Patriot, which will maintain and operate electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations in Pennsylvania, South Carolina, Texas and Virginia.

Dominion Energy owns a 53% noncontrolling interest in Atlantic Coast Pipeline. In July 2020, as a result of the continued permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

See Note 9 to the Consolidated Financial Statements for additional information.

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the state commissions of Virginia, North Carolina, South Carolina, Ohio, Utah, Wyoming and Idaho, SEC, FERC, EPA, DOE, PHMSA, NRC, U.S. Army Corps of Engineers and the U.S. Department of Transportation.

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

In April 2020, the VCEA replaced Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045. The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and provides for cost recovery related to participation in a carbon trading program.

See Note 13 to the Consolidated Financial Statements for additional information.

Electric Regulation in North Carolina

Virginia Power’s retail electric base rates in North Carolina are regulated on a cost-of-service/rate-of-return basis subject to North Carolina statutes and the rules and procedures of the North Carolina Commission. North Carolina base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted. Fuel rates are subject to revision under annual fuel cost adjustment proceedings. Recent North Carolina legislation provides Virginia Power the option to apply for a multi-year rate plan to establish base rates under a performance-based rate plan rather than a general rate case. Under this optional structure, rates would be set for a multi-year period and be subject to revenue decoupling for residential customers, an annual earnings sharing mechanism and performance-based requirements.

Virginia Power’s transmission service rates in North Carolina are regulated by the North Carolina Commission as part of Virginia Power’s bundled retail service to North Carolina customers.

See Note 13 to the Consolidated Financial Statements for additional information.

Electric Regulation in South Carolina

DESC’s retail electric base rates in South Carolina are regulated on a cost-of-service/rate-of-return basis subject to South Carolina statutes and the rules and procedures of the South Carolina Commission. South Carolina base rates are set by a process that allows DESC to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the South Carolina Commission, retail electric rates may be subject to review and possible reduction, which may decrease DESC’s future earnings. Additionally, if the South Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, DESC’s future earnings could be negatively impacted. Fuel costs are reviewed annually by the South Carolina Commission, as required by statute, and fuel rates are subject to revision in these annual fuel proceedings. DESC also submits annual filings to the South Carolina Commission for rider recovery related to its DSM programs and pension costs. The DSM rider includes recovery of any net lost revenues and for a shared savings incentive.

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

See Note 13 to the Consolidated Financial Statements for additional information.

Gas

Questar Gas and Wexpro’s natural gas development, production, transportation and distribution services, including the rates it may charge its customers, are regulated by the state commissions of Utah, Wyoming and Idaho. East Ohio, PSNC and DESC’s natural gas distribution services, including the rates they may charge their customers, are regulated by the state commissions of Ohio, North Carolina and South Carolina, respectively.

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

PSNC makes routine separate filings with the North Carolina Commission to reflect changes in the costs of purchased gas. PSNC’s purchased gas adjustment allows it to recover from customers all prudently incurred gas costs, including transportation costs, and the related portion of uncollectible expenses. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas recovery filings are made periodically to reflect prospective costs and recovery. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses.

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

DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings generally cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually. DESC has also received approval from the South Carolina Commission to create DSM programs for its residential and commercial natural gas customers and a rider to retail gas rates for the recovery of the associated program costs and for a shared savings incentive. DESC has also notified the South Carolina Commission that DESC would seek to recover the net lost revenues resulting from the DSM programs through its annual Natural Gas Rate Stabilization Act proceeding.

See Note 13 to the Consolidated Financial Statements for additional information.

Federal Regulations

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Virginia Power purchases and, under its market-based rate authority, sells electricity in the PJM wholesale market and to wholesale purchasers in Virginia and North Carolina. Dominion Energy’s nonregulated generators sell electricity in the PJM, CAISO and ISO-NE wholesale markets, and to wholesale purchasers in the states of Virginia, North Carolina, Ohio, Connecticut, California and South Carolina, under Dominion Energy’s market-based sales tariffs authorized by FERC or pursuant to FERC authority to sell as a qualified facility. DESC may make wholesale sales at market-based rates outside its balancing authority pursuant to its market-based sales tariff authorized by FERC. In addition, DESC has FERC approved tariffs to sell wholesale power at capped rates based on its embedded cost of generation. These cost-based sales tariffs could be used to sell to loads within or outside DESC’s service territory. Any such sales are voluntary. FERC also regulates the issuance of certain securities by DESC.

In January 2021, Virginia Power notified PJM that it was electing to satisfy its capacity requirements by becoming a Fixed Resource Requirement Entity that self-supplies the capacity needed to serve load rather than satisfying this requirement by purchasing capacity in PJM’s Reliability Pricing Model capacity market. This change became effective for the delivery year beginning June 2022. This decision does not affect day-to-day operations.

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

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.5 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

In February 2021, DESC and the other members of the SEEM submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October 2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The SEEM platform became operational in November 2022.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of the Companies’ nuclear power stations are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining the Companies’ nuclear generating units. See Note 23 to the Consolidated Financial Statements for additional information.

The NRC also requires the Companies to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Energy Virginia-Nuclear Decommissioning, Dominion Energy South Carolina-Nuclear Decommissioning, and Contracted Assets-Nuclear Decommissioning above and Notes 3 and 9 to the Consolidated Financial Statements. See Note 23 to the Consolidated Financial Statements for additional information on spent nuclear fuel.

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

Safety Regulations

Dominion Energy is also subject to federal and state pipeline safety laws and regulations which set forth numerous operation, maintenance and inspection and repair regulations designed to ensure the safety and integrity of Dominion Energy’s pipeline and storage infrastructure.

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

Global Climate Change

The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are reducing their GHG emissions while meeting the growing needs of their customers. In 2020, Virginia enacted the VCEA which addresses climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards. Dominion Energy’s CEO and executive operational leadership within each operating segment are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See State Regulations—Electric—Electric Regulation in Virginia above, Environmental Strategy below, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for additional information on climate change legislation and regulation.

Air

The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. Regulated emissions include, but are not limited to, carbon, methane, VOC, NOX, other GHGs, mercury, other toxic metals, hydrogen chloride, SO2 and particulate matter. At a minimum, delegated states are required to establish regulatory programs to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The CWA and analogous state laws impose restrictions and strict controls regarding discharges of effluent into surface waters and require permits to be obtained from the EPA or the analogous state agency for those discharges. Containment berms and similar structures may be required to help prevent accidental releases. The Companies must comply with applicable CWA requirements at their current and former operating facilities. Stormwater related to construction activities is also regulated under the CWA and by state and local stormwater management and erosion and sediment control laws. From time to time, the Companies' projects and operations may impact tidal and non-tidal wetlands. In these instances, the Companies must obtain authorization from the appropriate federal, state and local agencies prior to impacting wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for such impacts to wetlands.

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

ENVIRONMENTAL STRATEGY

Dominion Energy is committed to a safe, sustainable, reliable and affordable energy future. In February 2020, Dominion Energy set a goal to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions: electricity purchased to power the grid, fuel purchased for its power stations and gas distribution systems and consumption of sales gas by natural gas customers. As part of the net zero commitment, Dominion Energy has specifically committed to interim targets to cut Scope 1 carbon emissions from its electric operations by 55% by 2030, relative to 2005 emissions, and cut Scope 1 methane emissions from its natural gas infrastructure operations by 65% by 2030 and by 80% by 2040, in each case relative to 2010 emissions. As previously announced, Dominion Energy’s commitment is highlighted by its up to $73 billion potential capital investment in projects supporting decarbonization efforts from 2022 to 2035. While the completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A could result in a material adjustment to Dominion Energy’s capital expenditure plans, Dominion Energy has announced its commitment to an industry-leading regulated investment opportunity focused on decarbonization. Dominion Energy’s future capital expenditure plan is expected to reflect a decreased investment in new nonregulated solar generation facilities.

To meet its customers’ needs for safe, reliable, and affordable energy and to reach net zero emissions, in the near term Dominion Energy is seeking extension of the licenses of its zero-carbon nuclear fleet at North Anna similar to the license extension received for Surry, rapidly expanding wind and solar generation as well as energy storage, investing in carbon-beneficial renewable natural gas, expanding its industry-leading methane emissions-reduction programs including pursuing innovative uses of clean burning hydrogen and using low-carbon natural gas to support the integration of wind and solar generation facilities as well as energy storage facilities into the grid and requesting offers for responsibly sourced gas or from those suppliers who are committed to net zero. The strategy to meet these objectives consists of three major elements which will significantly reduce GHG emissions:

•
Clean energy diversity;
•
Innovation and energy infrastructure modernization; and
•
Conservation and energy efficiency.

Over the long term, Dominion Energy’s ability to meet its customers’ needs for safe, reliable and affordable energy and achieve net zero emissions will require supportive legislative and regulatory policies, advancements in technology and broader investments across the economy. Dominion Energy will pursue solutions, including pilot programs, of technologies such as large-scale battery storage, carbon capture and storage, small modular reactors and hydrogen if and when they become technologically and economically feasible.

Environmental Justice

Dominion Energy seeks to build partnerships and engage with local communities, stakeholders and customers on environmental issues important to them, including environmental justice considerations such as fair treatment, inclusive involvement and effective communication. Dominion Energy commits to inclusiveness during its stakeholder engagement on decisions regarding the siting and operation of energy infrastructure and strives to include all people and communities, regardless of race, color, national origin or income to ensure a diversity of views are considered in its public engagement process.

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

Renewable energy is an important component of a diverse energy mix designed to meet Dominion Energy’s customers’ needs for safe, reliable and affordable energy. Dominion Energy previously announced it expects to invest up to $21 billion from 2022 through 2035 in solar generation to achieve its target of 13.4 GW generating capacity in-service by the end of 2035. While an updated investment plan is dependent upon completion of the comprehensive business review discussed in Future Issues and Other Matters in Item 7. MD&A, it is expected to reflect a decreased investment in new nonregulated solar generation facilities. As of December 31, 2022, Dominion Energy had 2.4 GW of solar generation capacity in operation across five states and several projects under various stages of development which represented a potential generating capacity of approximately 7.8 GW. In addition, Dominion Energy previously announced it expects to invest up to $21 billion from 2022 through 2035 in offshore wind generation facilities. Dominion Energy has commenced development of the CVOW Commercial Project, expected to be placed in service by the end of 2026, along with the CVOW Pilot Project which achieved commercial operation in January 2021. To support these renewable generation facilities, Dominion Energy previously announced it expects to invest up to $4 billion in energy storage facilities from 2022 through 2035. As of December 31, 2022, Virginia Power had projects under various stages of development which represented a potential storage capacity of approximately 1.2 GW.

Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Dominion Energy previously announced it expects to invest from 2022 through 2035 approximately $4 billion supporting 20-year life extensions of its units at Surry and North Anna. Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two units at North Anna.

Dominion Energy is pursuing renewable natural gas through its investment in Align RNG, which is developing projects to capture and convert methane emissions from swine farms, and its strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to develop projects to capture and convert methane emissions from dairy farms across the U.S. Dominion Energy previously announced it expects to invest approximately $2 billion in renewable natural gas facilities from 2022 through 2035.

See Operating Segments and Item 2. Properties for additional information.

The IRA provides many incentives designed to encourage production of clean energy, reduce carbon emissions, and promote domestic manufacturing. The IRA significantly extends the investment and production tax credits for renewable technologies including wind and solar, and expands the qualifying technologies to include stand-alone storage, hydrogen, renewable natural gas, nuclear and, after

2024, other zero-emissions facilities. The IRA supersedes certain prior renewable energy legislation and contains a two-tiered credit system applicable to both the production and investment tax credits with a lower base credit amount that can be increased up to five times if the taxpayer can satisfy certain labor requirements. See Note 5 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A for additional information on the IRA.

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen, advanced nuclear technology and carbon capture technology. Further, Dominion Energy’s previously announced growth capital plan from 2022 through 2026 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, smart meters, customer information platform, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption, making Dominion Energy’s system more responsive to its customers’ desire to more efficiently manage their energy consumption and transforming its grid to be more adaptive to renewable generation resources and battery technologies.

Dominion Energy has also implemented infrastructure improvements and improved operational practices to reduce the GHG emissions for its natural gas facilities. Dominion Energy is also pursuing the construction or upgrade of regulated infrastructure in its natural gas businesses. Dominion Energy has made voluntary commitments as part of the EPA’s Natural Gas STAR Methane Challenge Program to continue to reduce methane emissions as part of these improvements. Dominion Energy is also a member of the EPA’s voluntary Natural Gas STAR Program. In addition, Dominion Energy is a member of the One Future Coalition, an industry group with members pledging to limit methane emissions to below 1% of gas throughput across the entire natural gas value chain.

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

GHG Emissions

Dominion Energy continues to make progress on achieving its net zero emissions commitment. Through 2021, Dominion Energy has reduced direct Scope 1 CO2 equivalent carbon and methane emissions from its electric generation and natural gas operations by 44%. Through 2021, Dominion Energy has reduced carbon emissions from electric generation by 46% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 38% since 2010. For the purposes of these calculations and consistent with GHG protocol requirements for reporting GHG emission reductions over time, both the baseline and 2021 emissions data excludes the operations sold as part of the Q-Pipe Group and Hope.

Dominion Energy’s 2022 emissions data is not yet available.

Corporate GHG Inventory

Dominion Energy maintains a comprehensive Corporate GHG Inventory, which follows methodologies specified in the EPA’s Mandatory GHG Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions, as well as approved industry protocols. In its annual Corporate GHG Inventory, Dominion Energy voluntarily includes carbon and methane emission estimates from smaller sources that are not required to be included under the EPA’s mandatory GHG Reporting Program, including smaller electric generation, natural gas compressor stations and other sources. Dominion Energy’s Corporate GHG Inventory also includes emissions sources it voluntarily reports to various programs in which it participates. As a result, Dominion Energy’s reported methane emissions in its Corporate GHG Inventory are higher than what is reported to the EPA. Dominion Energy includes emissions data in its Corporate GHG Inventory based on its ownership percentage of the associated assets and for the period in which the operations are owned by Dominion Energy.

Total direct Scope 1 CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 34.9 million metric tons in 2021. Reported CO2 equivalent emissions include CO2, CH4, N2O and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations and natural gas operations. Consistent with its ownership percentage, Dominion Energy’s 2021 emissions data reported under its Corporate GHG Inventory includes emissions from the Q-Pipe Group (through December 2021) as well as the entire year of operations for Hope.

•
For Dominion Energy’s electric generation operations, total CO2 equivalent emissions were 31.7 million metric tons in 2021, including 9.5 million metric tons from DESC and 22.2 million metric tons from Virginia Power.
•
For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.04 million metric tons in 2021.
•
For Dominion Energy’s natural gas assets, total CO2 equivalent emissions were 2.7 million metric tons in 2021, including 0.5 million metric tons associated with the Q-Pipe Group and Hope.
•
For Dominion Energy’s proportional interest in Cove Point’s operations, total CO2 equivalent emissions were 0.6 million metric tons in 2021.

EPA Mandatory GHG Reporting Program

Dominion Energy has been reporting GHG emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting Program. The EPA’s mandatory GHG Reporting Program requires annual reporting based on full equity asset ownership at the end of the calendar year. Dominion Energy’s 2021 GHG emissions reported under various subparts of the EPA’s Mandatory GHG Reporting Program as of December 31, 2021, which include the operations of Hope, are as follows:

Natural Gas Operations – 2021 Emissions

Segment	Subpart W CH4 Emissions	Subpart C CH4 Emissions	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions	Subparts W & C as CO2 Equivalent Emissions
(metric tons)
Distribution	33,482		33,482	2,168	—	839,208
Production(1)	13,731		13,731	10,028	0.02	353,311
Transmission pipelines(1)	573		573	17		14,340
Transmission compressor stations(1)	636	4.7	641	249,628	0.47	265,788
Gathering and boosting	3,555		3,555	79,542	0.16	168,472
Storage(1)	422	1.5	423	79,128	0.15	89,749
LNG storage	172	—	172	630	—	4,940
Total(2)(3)	52,571	6.2	52,577	421,141	0.80	1,735,808
(1)
Includes the operations of the Q-Pipe Group at 100% ownership as required by the EPA.
(2)
Totals may not foot due to rounding.
(3)
Excludes amounts related to Cove Point.

Electric Generation Operations – 2021 Emissions

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions	Subparts C & D CH4 Emissions as CO2 Equivalent Emissions	Subparts C & D N2O Emissions as CO2 Equivalent Emissions	Subparts C & D as CO2 Equivalent Emissions
(metric tons)
Virginia Power(1)	22,426,491	1,258	175	31,447	52,031	22,509,968
DESC	9,429,039	601	83	15,030	24,815	9,468,883
Total(2)	31,855,530	1,859	258	46,476	76,845	31,978,852
(1)
Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.
(2)
Totals may not foot due to rounding.

Electric Transmission and Distribution Operations – 2021 Emissions

Company	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	0.85	19,332
DESC	0.96	21,910
Total(1)	1.81	41,242
(1)
Totals may not foot due to rounding.

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion Energy incurred $251 million, $221 million and $238 million of expenses (including accretion and depreciation) during 2022, 2021 and 2020 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $254 million and $235 million in 2023 and 2024, respectively. In addition, capital expenditures related to environmental controls were $91 million, $37 million, and $58 million for 2022, 2021 and 2020, respectively. Dominion Energy expects these expenditures to be approximately $153 million and $173 million for 2023 and 2024, respectively.

Item 1A. Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A. As discussed in Future Issues in Item 7. MD&A, Dominion Energy has commenced a comprehensive business review. The outcomes of the business review and the implementation of the resulting recommendations may be subject to various risks and uncertainties (some of which may include the risks and uncertainties discussed below or other risks and uncertainties that cannot yet be determined) that could have a material impact on the Companies’ future results of operations, cash flows and/or financial condition.

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

At the state level, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a historic test period, and the determination of Virginia Power’s authorized ROE prospectively. The GTSA reinstated triennial reviews commencing with the 2021 Triennial Review. Under certain circumstances described in the Regulation Act, Virginia Power may be required to refund a portion of its earnings to customers through a refund process and to reduce its rates. Additionally, Virginia Power’s ability to utilize CCROs for certain qualifying projects as provided for in the GTSA may be limited if the Virginia Commission does not approve such projects. Virginia Power makes assessments throughout the review period and will record a regulatory liability for refunds and/or CCRO benefits to customers in any period it is determined probable, which could be material to the Companies’ results of operations in the period recognized and to cash flows on completion of any triennial review. Several proposed legislative bills have been introduced in the Virginia General Assembly which, if ultimately enacted into law, could have a material impact on Virginia Power’s retail base rates and other cost-recovery mechanisms. Items under consideration include frequency of base rate reviews, eliminating CCROs, shifting the recovery of certain costs currently recovered through riders into base rates and adjusting the parameters for determining an acceptable ROE and revenue sharing.

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

Under certain circumstances, state utility regulators may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge any of the regulatory reviews or proceedings referred to above. Such challenges may lengthen the time, complexity and costs associated with such regulatory reviews or proceedings.

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

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties. The Companies’ operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical electric infrastructure assets and pipeline safety, among other matters. The Companies are also subject to legislation and associated regulation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if either of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting the Companies include the IRA, the VCEA, the 2017 Tax Reform Act and tariffs imposed on imported solar panels by the U.S. government in 2018.

The Companies have been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. The Companies may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, Dominion Energy, following the SCANA Combination, has been subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. Dominion Energy has spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from our customers. The outcome of these or future legal proceedings, investigations and examinations, including settlements, may adversely affect the Companies’ financial condition or results of operation.

Environmental Risks

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of the Companies’ existing electric generation units being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond the Companies’ control. Virginia has adopted the VCEA which establishes renewable energy and CO2 reduction targets for Virginia Power’s generation fleet and grid operations, including the requirement that 100% of Virginia Power’s electricity come from zero-carbon generation by the end of 2045. The legislation mandates the development of 16.1 GW of solar or onshore wind capacity by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation also deems 5.2 GW of offshore wind capacity before 2035 and 2.7 GW of energy storage by the end of 2035 to be in the public interest. The VCEA and related legislation also authorizes Virginia to participate in a program consistent with RGGI, requiring the purchase of carbon credits to offset emissions from Virginia Power’s generating fleet within the state. In January 2022, the Governor of Virginia issued an executive order which puts directives in place to start the withdrawal of Virginia from RGGI. Cost recovery for these initiatives will require approval by the Virginia Commission which may be denied or materially altered to the detriment of the Companies. For example, the Companies recorded charges in 2022 associated with the Virginia Commission's approval in June 2022 of Virginia Power's petition that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred. In addition, permitting and other project execution challenges may hinder Virginia Power’s ability to meet the requirements of the VCEA. The Companies could face similar risks if there is further legislation at the federal and/or state level mandating additional limitations on GHG emissions or requiring additional efficiency improvements.

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

We expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on the Companies’ business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail above and below). In addition, further regulation of air quality and GHG emissions under the CAA may be imposed on the natural gas sector. The Companies are also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

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

Construction Risks

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large and small scale projects have been announced, including electric transmission lines, pipeline replacements, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with our estimated costs as a result of weather conditions, delays in obtaining or failure to obtain regulatory and other, including PJM, approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, or other factors beyond the Companies’ control. For example, Dominion Energy has been involved with projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation in July 2020. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.

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

The development and construction of the CVOW Commercial Project is dependent on the Companies’ ability to obtain and maintain various local, state and federal permits and other regulatory approvals, including Virginia Commission approval for rider recovery of project costs. In addition, the design and route of the project’s onshore electric transmission, network upgrades and other facilities remain subject to regulatory and PJM review and approval. Changes in the design and route of these onshore facilities, including an increase in amount of undergrounding, would likely increase project costs. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may impact the timing and receipt of permits or other regulatory approvals or otherwise delay or increase the cost of the project. The Companies’ ability to recover unforeseen cost increases associated with construction of the CVOW Commercial Project is potentially limited which could negatively impact the Companies’ future financial condition, results of operations and/or cash flows. In accordance with the Virginia Commission’s order in December 2022, the Companies are subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. In addition, the order includes enhanced performance reporting provisions for the operation of the CVOW Commercial Project. To the extent the net annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. Any such action by the Virginia Commission could adversely impact the Companies’ future financial condition, results of operations and/or cash flows.

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

The development and construction of the CVOW Commercial Project is also dependent on the ability of certain key suppliers and contractors to timely satisfy their obligations under contracts entered into or expected to be entered into. Given the unique equipment and expertise required for this project, the Companies may not be able to remedy in a timely and cost-effective manner, if at all, any failure by one or more of these suppliers or contractors to timely satisfy their contractual obligations. Certain of the fixed price contracts for major offshore construction and equipment components are denominated in Euros and Danish kroner, including those which contain commodity indexing provisions linked to steel. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion. Accordingly, to the extent the instruments do not effectively hedge the Companies’ exposure to these currencies, including by default of the counterparty, adverse fluctuations in the applicable exchange rates would likely adversely affect the cost of the CVOW Commercial Project. Similarly, adverse fluctuations in the price of certain raw materials, including steel, would likely, to the extent not hedged by the Companies, adversely affect the overall costs incurred to develop and construct the project.

The development and construction of the CVOW Commercial Project involves the use of new turbine technology and will take place in a marine environment, which presents unique challenges and will require the use of a specialized workforce and specialized equipment. In addition, the timely installation of the turbines is dependent on the completion and availability of a Jones Act compliant vessel currently under construction.

The timeline for development and construction of the CVOW Commercial Project may also be negatively impacted by severe weather events or marine wildlife, including migration patterns of endangered and protected species, both of which are outside of the control of the Companies and their contractors. Any significant delays in the project timeline, including from any of the factors discussed above, resulting in both the delay of commencement of construction to 2024 or later combined with a delay to the in-service date to 2028 or later may impact the ability of the Companies to recover the costs of the CVOW Commercial Project.

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk. To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA, the Companies are currently simultaneously developing or constructing several electric generation projects, including subsequent license renewal projects at Surry and North Anna, the CVOW Commercial Project and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the Coastal Virginia Offshore Wind projects. The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain or maintain the required regulatory and other, including PJM, approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, including its commitment to environmental justice, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

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

Further, an inability to obtain financing or otherwise provide liquidity for the projects on acceptable terms, including any potential adverse conditions arising from or in connection with the comprehensive business review announced in November 2022, could negatively affect the Companies’ financial condition, cash flows, the projects’ anticipated financial results and/or impair the Companies’ ability to execute the business plan for the projects as scheduled.

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

The Companies’ financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for our services may also be impacted by any price increases, including those driven by factors beyond our control such as inflation or increased prices in natural gas. Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use the Companies’ services. The widescale implementation of alternative generation methods could negatively impact the reliability of the Companies’ electric grid and/or result in significant costs to enhance the grid. Virginia Power has an exclusive franchise to serve retail electric customers in Virginia. However, Virginia’s Retail Access Statutes allow certain electric generation customers exceptions to this franchise. As market conditions change, Virginia Power’s customers may further pursue exceptions and Virginia Power’s exclusive franchise may erode.

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

War, acts and threats of terrorism, intentional acts and other significant events could adversely affect the Companies’ operations. The Companies cannot predict the impact that any future terrorist attacks or retaliatory military or other action may have on the energy industry in general or on the Companies’ businesses in particular. Any such future attacks or retaliatory action may adversely affect the Companies’ operations in a variety of ways, including by disrupting the power, fuel and other markets in which the Companies operate or requiring the implementation of additional, more costly security guidelines and measures. The Companies’ infrastructure facilities, including nuclear facilities and projects under construction, could be direct targets or indirect casualties of an act of terror or other physical attack. Any physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to generate, purchase, transmit or distribute electricity, distribute natural gas or otherwise operate their respective facilities in the most efficient manner or at all. For example, in December 2022 electric utilities in North Carolina and Washington experienced physical attacks on substations with the damage causing power outages. In addition, the amount and scope of insurance coverage maintained against losses resulting from any such attack may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact the Companies’ ability to access capital on acceptable terms.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on the Companies’ operations. The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers are the CEO, CFO, COO and presidents and those responsible for financial, operational, legal, regulatory, accounting, tax, information technology and cybersecurity functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the Companies’ business. In addition, certain specialized knowledge is required of the Companies’ technical employees for construction and operation of transmission, generation and distribution assets. The Companies’ inability to attract and retain these employees could adversely affect their business and future operating results.

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

An inability to access financial markets and, in the case of Dominion Energy, obtain cash from subsidiaries could adversely affect the execution of the Companies’ business plans. The Companies rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for business plans with increasing capital expenditure needs, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’ control could increase their cost of borrowing or restrict their ability to access one or more financial markets. In addition, any potential adverse conditions arising from or in connection with the comprehensive business review announced in November 2022 could affect the availability and/or cost of capital. Market disruptions could stem from general market disruption due to general credit market or political events, the planned phase out of LIBOR by the end of 2023 or the reform or replacement of other benchmark rates, the failure of financial institutions on which the Companies rely or the bankruptcy of an unrelated company. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.

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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results of operations. Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable registrant would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the registrant's results of operations. For example, in the fourth quarter of 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Assets were impaired, resulting in a $1.1 billion after-tax charge.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, Dominion Energy owned its principal executive office in Richmond, Virginia and five other corporate offices. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Virginia Power shares Dominion Energy’s principal executive office in Richmond, Virginia. In addition, Virginia Power leases certain buildings and equipment.

Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below by operating segment.

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2022; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion Energy’s nonregulated generation facilities are also subject to liens. Additionally, DESC’s bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

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

In addition, Virginia Power’s electric distribution network includes approximately 59,700 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 482 substations and 16 MW of battery storage. Dominion Energy also owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 21 MW.

The following tables list Virginia Power’s generating units and capability as of December 31, 2022.

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,629
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,349
Ladysmith (CT)	Ladysmith, VA	783
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	622
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	392
Elizabeth River (CT)	Chesapeake, VA	330
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,232		41%
Coal
Mt. Storm	Mt. Storm, WV	1,617
Chesterfield(1)	Chester, VA	1,014
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		3,680		18
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(3)
Total Nuclear		3,348		16
Hydro
Bath County	Warm Springs, VA	1,808	(4)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		10
Oil
Yorktown(1)	Yorktown, VA	790
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	160
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		1,522		7
Solar(5)
Colonial Trail West	Surry County, VA	142
Sadler Solar	Emporia, VA	100
Spring Grove	Surry County, VA	98
Grassfield	Chesapeake, VA	20
Whitehouse Solar	Louisa County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		416		2
Biomass
Altavista(6)	Altavista, VA	51
Polyester(6)	Hopewell, VA	51
Southampton(6)	Southampton, VA	51
Total Biomass		153		1
Wind
CVOW Pilot Project	Virginia Beach, VA	12		—
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		19,498
Power Purchase Agreements		1,106		5
Total Utility Generation		20,604		100%

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
(6)
In accordance with the VCEA, these units will be retired no later than 2028.

VIRGINIA POWER NON-JURISDICTIONAL GENERATION

Plant	Location	Net Summer Capability (MW)
Solar(1)
Fort Powhatan	Disputanta, VA	150
Maplewood	Chatham, VA	120
Desper	Louisa, VA	88
Gutenberg	Garysburg, NC	80
Butcher Creek	Chase City, VA	80
Pecan	Pleasant Hill, NC	75
Chestnut	Halifax County, NC	75
Bedford	Chesapeake, VA	70
Pumpkinseed	Emporia, VA	60
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Rochambeau	James City County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Non-Jurisdictional Generation		948

(1)
All solar facilities are alternating current.

GAS DISTRIBUTION

Gas Distribution’s network is located in Ohio, North Carolina, Utah, southwestern Wyoming and southeastern Idaho. This network includes approximately 74,400 miles of distribution mains and related service facilities which are supported by approximately 3,600 miles of transmission, gathering and storage pipeline. The right-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

East Ohio’s integrated underground storage facilities have more than 60 bcf of working gas capacity to serve base and peak demand. PSNC owns one LNG facility that stores the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 10% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. Questar Gas also owns one LNG facility that stores the liquified equivalent of 1.2 bcf of natural gas, can regasify approximately 12% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day.

DOMINION ENERGY SOUTH CAROLINA

DESC has approximately 3,900 miles and 18,800 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 459 substations.

DESC’s natural gas system includes approximately 19,100 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2022.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	903
Columbia Energy Center (CC) (1)	Gaston, SC	519
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT) (1)	Beech Island, SC	87
Parr (CT) (1)(2)	Jenkinsville, SC	47
Coit (CT) (1)(2)	Columbia, SC	26
Total Gas		2,511		38%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	605
Cope (3)	Cope, SC	415
Total Coal		1,704		26
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	198
Other	Various	18
Total Hydro		792		12
Nuclear
Summer	Jenkinsville, SC	651	(4)	10
		5,658
Power Purchase Agreements		973	(5)	14
Total Utility Generation		6,631		100%

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

The following table lists Contracted Assets’ generating units and capability as of December 31, 2022.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,001	(1)
Total Nuclear		2,001		67%
Solar(2)
Hardin I	Hardin County, OH	150
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100	(3)
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80	(3)
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79	(3)
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71	(3)
Summit Farms Solar	Moyock, NC	60	(3)
Midway II	Calipatria, CA	30	(3)
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20	(3)
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20	(3)
Hecate Cherrydale	Cape Charles, VA	20	(3)
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20	(3)
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20	(3)
Myrtle	Suffolk, VA	15
Trask	Beaufort County, SC	12
Hecate Energy Clarke County	White Post, VA	10	(3)
Ridgeland Solar Farm I	Ridgeland, SC	10	(3)
Yemassee	Hampton County, SC	10
Blackville	Blackville, SC	7
Denmark	Denmark, SC	6
Other	Various	35	(3)
Total Solar		1,002		33
Total Nonregulated Generation		3,003		100%

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
Robert M. Blue (55)

Chair of the Board of Directors from April 2021 to present; President and CEO from October 2020 to present; Director from November 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Power Delivery Group from May 2017 to November 2019.

Edward H. Baine (49)

President—Dominion Energy Virginia from October 2020 to present; Senior Vice President—Power Delivery of Virginia Power from December 2019 to September 2020; Senior Vice President—Distribution of Virginia Power from February 2016 to November 2019.

P. Rodney Blevins (58)

President—Gas Distribution from January 2022 to present; President—Dominion Energy South Carolina from December 2019 to December 2021; President & Chief Executive Officer—Southeast Energy Group from January 2019 to November 2019; Senior Vice President and Chief Information Officer from January 2014 to December 2018.

Carlos M. Brown (48)

Senior Vice President, Chief Legal Officer and General Counsel from September 2022 to present; Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to August 2022; Senior Vice President and General Counsel from January 2019 to November 2019; Vice President and General Counsel from January 2017 to December 2018.

Michele L. Cardiff (55)	Senior Vice President, Controller and Chief Accounting Officer from October 2020 to present; Vice President, Controller and CAO from April 2014 to September 2020.

W. Keller Kissam (56)

President—Dominion Energy South Carolina from January 2022 to present; President—Electric Operations of DESC from January 2019 to December 2021; President—Generation, Transmission and Distribution and COO of DESC from January 2018 to December 2018.

Diane Leopold (56)

Executive Vice President and COO from October 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Gas Infrastructure Group from May 2017 to November 2019.

Steven D. Ridge (42)

Senior Vice President and CFO from November 2022 to present; President of Questar Gas from October 2022 to November 2022; Vice President and General Manager—Western Distribution from October 2021 to September 2022; Vice President—Investor Relations of DES from April 2019 to September 2021; Director—Investor Relations of DES from October 2017 to March 2019.

Daniel G. Stoddard (60)

Senior Vice President, Chief Nuclear Officer and President—Contracted Assets from September 2020 to present; Senior Vice President, Chief Nuclear Officer and President—Contracted Generation from December 2019 to August 2020; Senior Vice President and Chief Nuclear Officer of Virginia Power from October 2016 to present.

(1)
All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DESC, Questar Gas and DES reflects service at a current or previous subsidiary of Dominion Energy.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DOMINION ENERGY

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 15, 2023, there were 122,016 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/22-10/31/22	74,869	$69.11	—	$ 0.92 billion
11/1/22-11/30/22	1,014	69.72	—	0.92 billion
12/1/22-12/31/22	556	60.37	—	0.92 billion
Total	76,439	$69.05	—	$ 0.92 billion
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

VIRGINIA POWER

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power may pay cash dividends in 2023 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion Energy’s results of operations, general financial condition and liquidity and Virginia Power’s results of operations as of and for the year ended December 31, 2022 as compared to the year ended December 31, 2021, as applicable. For a discussion of these items for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please see Part II, Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Virginia Power meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

CONTENTS OF MD&A

MD&A consists of the following information:

•
Forward-Looking Statements—Dominion Energy and Virginia Power
•
Accounting Matters—Dominion Energy
•
Results of Operations—Dominion Energy and Virginia Power
•
Segment Results of Operations—Dominion Energy
•
Outlook—Dominion Energy
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
•
Fluctuations in interest rates;
•
The effectiveness to which existing economic hedging instruments mitigate fluctuations in currency exchange rates of the Euro and Danish Krone associated with certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project;
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

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. These nuclear decommissioning AROs are reported in Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Assets. At December 31, 2022 and 2021, Dominion Energy’s nuclear decommissioning AROs totaled $1.9 billion and $2.0 billion, respectively. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions. At December 31, 2022, a 0.25% increase in cost escalation rates would have resulted in an approximate $370 million increase in Dominion Energy’s nuclear decommissioning AROs.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2022 and 2021, Dominion Energy had $117 million and $128 million, respectively, of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. In addition, changes in tax laws or tax rates may require reconsideration of the realizability of existing deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2022 and 2021, Dominion Energy had established $138 million and $140 million, respectively, of valuation allowances.

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

Use of Estimates in Goodwill Impairment Testing

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2022, 2021 and 2020 annual test did not result in the recognition of any goodwill impairment.

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

See Note 11 to the Consolidated Financial Statements for additional information.

Use of Estimates in Long-Lived Asset and Equity Method Investment Impairment Testing

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, and equity method investments is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. When an equity method investment’s carrying amount exceeds its fair value, and the decline in value is deemed to be other-than-temporary, an impairment is recognized to the extent that the fair value is less than its carrying amount. Performing an impairment test on long-lived assets and equity method investments involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and equity method investments and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. In 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Assets were impaired. The estimates of future cash flows and selection of a discount rate are considered to be critical assumptions. A 10% decrease in projected future pre-tax cash flows would have resulted in a $69 million increase to the impairment charge recorded. A 0.25% increase in the discount rate would have resulted in a $13 million increase to the impairment charge recorded. See Note 10 to the Consolidated Financial Statements for further information concerning the impairment related to certain of Dominion Energy’s nonregulated solar generation assets. There were no other tests performed in 2022 of long-lived assets or equity method investments which could have resulted in material impairments.

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

In 2022, Dominion Energy completed the sale of Kewaunee following the receipt of approval for sale from the Wisconsin Commission; which prior to its receipt there had been uncertainty as to the timing of or ability to obtain such approval. Dominion Energy recorded a loss of $649 million primarily related to the difference between the nuclear decommissioning trust and AROs.

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
•
Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major capital market assumptions; and
•
Investment allocation of plan assets. The long-term strategic target asset allocation for Dominion Energy’s pension funds is 26% U.S. equity, 19% non-U.S. equity, 32% fixed income, 3% real assets and 20% other alternative investments, such as private equity investments.

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

Dominion Energy develops its critical assumptions, which are then compared to the forecasts of an independent investment advisor or an independent actuary, as applicable, to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.35% for 2022, 7.00% to 8.45% for 2021 and 7.00% to 8.60% for 2020. For 2023, the expected long-term rate of return for the pension cost assumption ranged from 7.00% to 8.35% for Dominion Energy’s plans held as of December 31, 2022. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.35% for 2022, 8.45% for 2021 and 8.50% for 2020. For 2023, the expected long-term rate of return for other postretirement benefit cost assumption is 8.35%.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 3.06% to 3.19% for pension plans and 3.04% to 5.03% for other postretirement benefit plans in 2022, ranged from 2.73% to 3.29% for pension plans and 2.69% to 2.80% for other postretirement benefit plans in 2021 and ranged from 2.77% to 3.63% for pension plans and 3.07% to 3.52% for other postretirement benefit plans in 2020. Dominion Energy selected a discount rate ranging from 5.65% to 5.75% for pension plans and 5.69% to 5.70% for other postretirement benefit plans for determining its December 31, 2022 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2022 was 6.25% and is expected to gradually decrease to 5.00% by 2026-2027 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase in 2022 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$17	$—
Long-term rate of return on plan assets	(0.25)%	27	6
Health care cost trend rate	1%	N/A	9

In addition to the effects on cost, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation at December 31, 2022 by $215 million and its accumulated postretirement benefit obligation at December 31, 2022 by $26 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation at December 31, 2022 by $75 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

RESULTS OF OPERATIONS

Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2022	$ Change	2021	$ Change	2020
(millions, except EPS)
Net income (loss) attributable to Dominion Energy	$994	$(2,294)	$3,288	$3,689	$(401)
Diluted EPS	1.09	(2.89)	3.98	4.55	(0.57)

Overview

2022 VS. 2021

Net income attributable to Dominion Energy decreased 70%, primarily due to a charge associated with the impairment of certain nonregulated solar generation facilities, a loss associated with the sale of Kewaunee, a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of Virginia Power’s 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power. These decreases were partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case, increased unrealized gains on economic hedging activities and the absence of a net loss on the sales of non-wholly-owned nonregulated solar facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2022	$ Change	2021	$ Change	2020
(millions)
Operating revenue	$17,174	$3,210	$13,964	$(208)	$14,172
Electric fuel and other energy-related purchases	3,711	1,343	2,368	125	2,243
Purchased electric capacity	59	(11)	70	17	53
Purchased gas	1,582	499	1,083	194	889
Other operations and maintenance	3,984	250	3,734	49	3,685
Depreciation, depletion and amortization	2,830	352	2,478	146	2,332
Other taxes	923	14	909	38	871
Impairment of assets and other charges	2,063	1,868	195	(1,910)	2,105
Losses (gains) on sales of assets	426	318	108	169	(61)
Earnings from equity method investees	299	23	276	236	40
Other income	124	(1,033)	1,157	464	693
Interest and related charges	966	(388)	1,354	(23)	1,377
Income tax expense	68	(357)	425	342	83
Net income (loss) from discontinued operations including noncontrolling interests	9	(632)	641	2,519	(1,878)
Noncontrolling interests	—	(26)	26	175	(149)

An analysis of Dominion Energy’s results of operations follows:

2022 VS. 2021

Operating revenue increased 23%, primarily reflecting:

•
A $1.8 billion increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($1.2 billion) and gas utility customers ($586 million);
•
A $505 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
The absence of a $356 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;

•
A $290 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($6 million);
•
The absence of a $151 million decrease from an unbilled revenue reduction at Virginia Power;
•
A $67 million increase in sales to utility retail customers associated with growth at electric ($46 million) and gas ($21 million) utilities;
•
A $66 million increase from gas utility capital cost riders;
•
A $57 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season ($52 million) and a net increase in cooling degree days during the cooling season ($5 million);
•
A $38 million net increase from electric utility customers who elect to pay market-based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•
A $38 million increase following the approved base rate case for PSNC;
•
A $30 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $24 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power; and
•
A $20 million increase in non-fuel base rates associated with the settlement in 2021 of the South Carolina electric base rate case.

These increases were partially offset by:

•
A $155 million decrease from the sale of non-wholly-owned nonregulated solar facilities;
•
A $80 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler;
•
A $55 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review;
•
A $49 million decrease from the sale of Hope;
•
A $26 million decrease from a planned outage at Millstone; and
•
A $20 million decrease associated with storm damage primarily from winter storms in Virginia.

Electric fuel and other energy-related purchases increased 57%, primarily due to higher commodity costs for electric utilities ($1.2 billion) and an increase in the use of purchased renewable energy credits at Virginia Power ($58 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 46%, primarily due to an increase in commodity costs for gas utilities ($586 million), which are offset in operating revenue and do not impact net income, partially offset by cost saving incentives earned under the Wexpro Agreements ($27 million).

Other operations and maintenance increased 7%, primarily reflecting:

•
A $84 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $51 million increase in storm damage and restoration costs primarily from winter storms in Virginia Power’s service territory;
•
A $46 million increase in bad debt expense;
•
A $46 million increase in materials and supplies expense primarily as a result of higher prices;
•
A $42 million increase in outage costs at Millstone ($26 million) and Virginia Power ($16 million); and
•
A $21 million increase in outside services.

These increases were partially offset by:

•
The absence of a $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee; and
•
A $31 million decrease in merger and integration-related costs associated with the SCANA Combination.

Depreciation, depletion and amortization increased 14%, primarily due to various projects being placed into service ($205 million), an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($183 million), and an increase in RGGI-related amortization ($128 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($82 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($45 million).

Impairment of assets and other charges increased $1.9 billion, primarily reflecting:

•
A charge associated with the impairment of certain nonregulated solar generation facilities ($1.5 billion);
•
The absence of a benefit from the establishment of a regulatory asset associated with the early retirement of certain coal- and oil-fired generating units associated with the settlement of the 2021 Triennial Review ($549 million);
•
A charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million);
•
A charge for RGGI compliance costs deemed recovered through base rates at Virginia Power ($180 million);
•
Dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power ($167 million); and
•
A charge for the write-off of inventory ($40 million); partially offset by
•
The absence of charges associated with the settlement of the South Carolina electric base rate case ($249 million);
•
The absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($188 million);
•
A decrease in charges associated with litigation acquired in the SCANA Combination ($97 million);
•
The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million);
•
The absence of a charge for corporate office lease termination ($62 million); and
•
The absence of a write-off of nonregulated retail software development assets ($20 million).

Losses on sales of assets increased $318 million, primarily due to a loss associated with the sale of Kewaunee ($649 million) and the absence of gains on the sale of nonregulated retail energy marketing assets ($87 million), partially offset by the absence of a net loss on the sales of non-wholly-owned nonregulated solar facilities ($211 million), a gain on the contribution of certain privatization operations to Dominion Privatization ($155 million), a gain on the transfer of certain non-utility and utility property in South Carolina ($20 million) and a gain on the sale of certain utility property in South Carolina ($20 million).

Other income decreased 89%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($1.1 billion), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($109 million) and the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 29%, primarily due to higher unrealized gains associated with freestanding derivatives ($511 million), higher premiums received on interest rate derivatives ($60 million), a decrease due to junior subordinated note repayments in 2021 ($52 million), benefits associated with the early redemption of certain securities in the third and fourth quarters of 2022 ($35 million) and the absence of charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million), partially offset by an increase from net debt issuances ($179 million), higher interest rates on commercial paper borrowings ($51 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($29 million) and the absence of a benefit associated with the effective settlement of uncertain tax positions ($21 million).

Income tax expense decreased 84%, primarily due to lower pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges ($455 million) and higher investment tax credits ($36 million), partially offset by tax expense on the sale of Hope’s stock ($90 million) and the absence of benefits from the effective settlement of uncertain tax positions ($38 million) and a state legislative change ($21 million).

Net income from discontinued operations including noncontrolling interests decreased 99%, primarily due to the completion of the sale of the Q-Pipe Group in December 2021.

Noncontrolling interests decreased $26 million, primarily due to the absence of operations in connection with the sale of certain nonregulated solar generating projects held in partnerships.

Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2022	$ Change	2021	$ Change	2020
(millions)
Net income	$1,215	$(497)	$1,712	$691	$1,021

Overview

2022 VS. 2021

Net income decreased 29%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of the 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and dismantling costs associated with the early retirement of certain electric generation facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2022	$ Change	2021	$ Change	2020
(millions)
Operating revenue	$9,654	$2,184	$7,470	$(293)	$7,763
Electric fuel and other energy-related purchases	2,913	1,178	1,735	99	1,636
Purchased (excess) electric capacity	46	22	24	41	(17)
Other operations and maintenance	2,051	258	1,793	7	1,786
Depreciation and amortization	1,736	372	1,364	112	1,252
Other taxes	303	(23)	326	(1)	327
Impairment of assets and other charges (benefits)	557	826	(269)	(1,362)	1,093
Other income	—	(146)	146	66	80
Interest and related charges	642	108	534	18	516
Income tax expense	191	(206)	397	168	229

An analysis of Virginia Power’s results of operations follows:

2022 VS. 2021

Operating revenue increased 29%, primarily reflecting:

•
A $1.1 billion increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•
A $505 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
The absence of a $356 million decrease for refunds provided to retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review;
•
The absence of a $151 million decrease from an unbilled revenue reduction;
•
A $29 million net increase in sales to retail customers from an increase in heating degree days during the heating season ($47 million), partially offset by a decrease in cooling degree days during the cooling season ($18 million);
•
A $26 million increase in sales to electric utility retail customers associated with growth;
•
A $24 million increase in sales to customers from non-jurisdictional solar generation facilities; and
•
A $19 million net increase from electric utility customers who elect to pay market-based or other negotiated rates, including settlements of economic hedges.

These increases were partially offset by:

•
A $55 million decrease reflecting a reduction in base rates associated with the settlement of the 2021 Triennial Review.

Electric fuel and other energy-related purchases increased 68%, primarily due to higher commodity costs for electric utilities ($1.1 billion) and an increase in the use of purchased renewable energy credits ($58 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased 92%, primarily due to an increase in expense related to the annual PJM capacity performance market effective June 2021.

Other operations and maintenance increased 14%, primarily reflecting:

•
A $84 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $51 million increase in storm damage and service restoration costs primarily from winter storms;
•
A $28 million increase in bad debt expense;
•
A $26 million increase in materials and supplies expense primarily as a result of higher prices;
•
A $19 million increase in outside services;
•
A $17 million increase in nuclear insurance costs; and
•
A $16 million increase in planned outage costs.

Depreciation and amortization increased 27%, primarily due to an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($183 million), an increase due to various projects being placed into service ($144 million) and an increase in RGGI-related amortization ($128 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, partially offset by depreciation rates revised in the first quarter of 2022 ($82 million).

Impairment of assets and other charges (benefits) increased $826 million, primarily reflecting:

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
•
Dismantling costs associated with the early retirement of certain electric generation facilities ($167 million); and
•
A charge for the write-off of inventory ($19 million); partially offset by
•
The absence of charges for CCRO benefits provided to retail electric customers in Virginia associated with Virginia Power’s 2021 Triennial Review ($188 million); and
•
The absence of a charge for the forgiveness of Virginia retail electric customer accounts in arrears pursuant to Virginia’s 2021 budget process ($77 million).

Other income decreased $146 million, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds.

Interest and related charges increased 20%, primarily due to an increase from net debt issuances in 2022 and 2021 ($60 million), higher interest rates on commercial paper borrowings ($17 million) and an increase in principal and interest rates on intercompany borrowings with Dominion Energy ($14 million).

Income tax expense decreased 52%, primarily due to lower pre-tax income ($182 million) and higher investment tax credits ($66 million), partially offset by the recognition of an intercompany gain related to the transfer and subsequent contribution of existing privatization operations in Virginia to Dominion Privatization ($34 million) and the absence of the benefit from a state legislative change ($16 million).

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

Year Ended December 31,	2022		2021		2020
	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)
(millions, except EPS)
Dominion Energy Virginia	$2,008	$2.44	$1,919	$2.37	$1,891	$2.28
Gas Distribution	697	0.85	600	0.74	560	0.67
Dominion Energy South Carolina	505	0.61	437	0.54	419	0.51
Contracted Assets	335	0.41	431	0.53	402	0.48
Corporate and Other	(2,551)	(3.22)	(99)	(0.20)	(3,673)	(4.51)
Consolidated	$994	$1.09	$3,288	$3.98	$(401)	$(0.57)

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2022	% Change	2021	% Change	2020
Electricity delivered (million MWh)	90.0	6%	85.2	2%	83.3
Electricity supplied (million MWh):
Utility	90.2	5	85.7	(1)	87.0
Non-Jurisdictional	1.5	50	1.0	43	0.7
Degree days (electric distribution and utility service area):
Cooling	1,765	(1)	1,783	1	1,759
Heating	3,555	11	3,210	8	2,970
Average electric distribution customer accounts (thousands)	2,724	1	2,697	1	2,661

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$21	$0.03
Customer usage and other factors	25	0.03
Customer-elected rate impacts	13	0.02
Base rate case impacts	(41)	(0.05)
Rider equity return	64	0.08
Storm damage and service restoration	(17)	(0.02)
Planned outage costs	(12)	(0.01)
Depreciation and amortization	19	0.02
Renewable energy investment tax credits	65	0.08
Salaries, wages and benefits & administrative costs	26	0.03
Interest expense, net	(13)	(0.02)
Other	(61)	(0.07)
Share dilution	—	(0.05)
Change in net income contribution	$89	$0.07

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$44	$0.05
Customer usage and other factors	(26)	(0.03)
Customer-elected rate impacts	46	0.06
Rider equity return	41	0.05
Electric capacity	(28)	(0.03)
Outages	(14)	(0.02)
Depreciation and amortization	(18)	(0.02)
Renewable energy investment tax credits	7	0.01
Salaries, wages and benefits & administrative costs	(22)	(0.03)
Other	(2)	(0.01)
Share accretion	—	0.06
Change in net income contribution	$28	$0.09

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

Year Ended December 31,	2022(1)	% Change	2021	% Change	2020
Gas distribution throughput (bcf):
Sales	194	6%	183	2%	180
Transportation	1,020	5	975	12	868
Heating degree days (gas distribution service area):
North Carolina	3,009	2	2,947	8	2,734
Ohio and West Virginia	5,514	8	5,121	(1)	5,148
Utah, Wyoming, and Idaho	5,170	6	4,874	(2)	4,973
Average gas distribution customer accounts (thousands):
Sales	1,944	—	1,935	2	1,897
Transportation	1,131	—	1,131	1	1,123
(1)
Includes Hope through August 2022.

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$4	$—
Customer usage and other factors	36	0.04
Base rate case impacts	29	0.04
Rider equity return	25	0.03
Wexpro cost saving sharing incentives	21	0.03
Sale of Hope	(11)	(0.01)
Interest expense, net	(16)	(0.02)
Other	9	0.01
Share dilution	—	(0.01)
Change in net income contribution	$97	$0.11

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$—	$—
Customer usage and other factors	24	0.03
Base rate case impacts	7	0.01
Rider equity return	40	0.05
Salaries, wages and benefits & administrative costs	(8)	(0.01)
Interest expense, net	12	0.01
Other	(35)	(0.04)
Share accretion	—	0.02
Change in net income contribution	$40	$0.07

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2022	% Change	2021	% Change	2020
Electricity delivered (million MWh)	23.0	3%	22.4	1%	22.1
Electricity supplied (million MWh)	24.1	3	23.5	2	23.0
Degree days (electric and gas distribution service areas):
Cooling	767	(11)	859	8	794
Heating	1,294	1	1,280	19	1,074
Average electric distribution customer accounts (thousands)	777	1	766	2	753
Gas distribution throughput (bcf):
Sales	68	(6)	72	9	66
Average gas distribution customer accounts (thousands)	427	4	412	3	399

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$21	$0.03
Customer usage and other factors	38	0.05
Customer-elected rate impacts	14	0.02
Base rate case & Natural Gas Rate Stabilization Act impacts	22	0.03
Capital cost rider	(8)	(0.01)
Gains on sales of property	17	0.02
Depreciation and amortization	(15)	(0.02)
Interest expense, net	(16)	(0.02)
Other	(5)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$68	$0.07

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(6)	$(0.01)
Customer usage and other factors	34	0.04
Customer-elected rate impacts	10	0.01
Base rate case & Natural Gas Rate Stabilization Act impacts	13	0.02
Capital cost rider	(6)	(0.01)
Depreciation and amortization	(9)	(0.01)
Interest expense, net	7	0.01
Salaries, wages and benefits & administrative costs	(46)	(0.06)
Other	21	0.02
Share accretion	—	0.02
Change in net income contribution	$18	$0.03

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

Year Ended December 31,	2022	% Change	2021	% Change	2020
Electricity supplied (million MWh)	17.8	(14)%	20.8	8%	19.3

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$11	$0.01
Sale of non-wholly-owned nonregulated solar facilities	(20)	(0.02)
Planned outage costs	(19)	(0.02)
Renewable energy investment tax credits	(29)	(0.04)
Interest expense, net	(50)	(0.06)
Other	11	0.02
Share dilution	—	(0.01)
Change in net income contribution	$(96)	$(0.12)
(1)
Includes earnings associated with a 50% noncontrolling interest in Cove Point.

2021 VS. 2020

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$28	$0.03
Planned outage costs	33	0.04
Renewable energy investment tax credits	(43)	(0.05)
Absence of contract associated with Fowler Ridge	14	0.02
Other	(3)	—
Share accretion	—	0.01
Change in net income contribution	$29	$0.05
(1)
Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2022	2021	2020
(millions, except EPS)
Specific items attributable to operating segments	$(2,777)	$(493)	$(1,241)
Specific items attributable to Corporate and Other segment	266	590	(2,166)
Total specific items	(2,511)	97	(3,407)
Other corporate operations:
Interest expense, net	(329)	(410)	(384)
Other	289	214	118
Total other corporate operations	(40)	(196)	(266)
Total net expense	(2,551)	(99)	(3,673)
EPS impact	$(3.22)	$(0.20)	$(4.51)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2022, this primarily included a $255 million after-tax benefit for derivative mark-to-market changes. In 2021, this primarily included $641 million of net income from discontinued operations, primarily associated with the Q-Pipe Group, a $64 million after-tax benefit for derivative mark-to-market changes, $62 million of after-tax charges for workplace realignment, primarily related to a corporate office lease termination, and $32 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination. In 2020, this primarily included $2.2 billion of after-tax loss associated with discontinued operations, including the results of operations of the entities included in the GT&S and Q-Pipe Transactions as well as charges associated with the cancellation of the Atlantic Coast Pipeline Project, $82 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination, a $78 million after-tax benefit of derivative mark-to-market changes and a $69 million tax benefit associated with the GT&S Transaction.

OUTLOOK

Dominion Energy’s 2023 net income is expected to increase on a per share basis as compared to 2022 primarily from the following:

•
The absence of a charge associated with the impairment of certain nonregulated solar generation facilities;
•
The absence of losses associated with the sale of Kewaunee;
•
The absence of charges for certain Virginia Power RGGI compliance costs deemed recovered through base rates;
•
The absence of a charge in connection with a comprehensive settlement agreement associated with Virginia fuel expenses; and
•
Construction and operation of growth projects in electric utility and gas distribution operations.

These increases are expected to be partially offset by the following:

•
A decrease in investment tax credits associated with nonregulated solar generation facilities;
•
An increase in interest expense;

•
An increase in planned outage days at Millstone; and
•
An increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

Year Ended December 31,	2022	2021	2020
(millions)
Cash, restricted cash and equivalents at beginning of year	$408	$247	$269
Cash flows provided by (used in):
Operating activities	3,700	4,037	5,227
Investing activities	(6,746)	(6,247)	(2,916)
Financing activities	2,979	2,371	(2,333)
Net increase (decrease) in cash, restricted cash and equivalents	(67)	161	(22)
Cash, restricted cash and equivalents at end of year	$341	$408	$247

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities decreased $337 million, inclusive of a $201 million decrease from discontinued operations. Net cash provided by continuing operations decreased $136 million, primarily due to lower deferred fuel cost recoveries ($1.1 billion), current year refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($319 million) and changes in working capital ($628 million), partially offset by lower margin deposits ($862 million) and an increase of $1.0 billion primarily as the result of higher operating cash flows from electric utility and gas distribution operations driven by riders, customer usage and other factors.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $499 million, primarily due to an increase in plant construction and other property additions ($1.6 billion) and the absence of proceeds from the sale of Q-Pipe Group ($1.5 billion) and the sale of non-wholly-owned nonregulated solar facilities ($495 million), partially offset by the absence of the repayment of the Q-Pipe Transaction deposit ($1.3 billion), a decrease in contributions to equity method affiliates including Atlantic Coast Pipeline ($978 million) and net proceeds from the sale of Hope ($727 million).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities increased $608 million primarily due to settlement of the stock purchase contract component of the 2019 Equity Units ($1.6 billion), higher net issuances of long-term debt ($927 million) and higher net supplemental credit facility borrowings ($450 million), partially offset by the redemption of the Series A Preferred Stock ($1.6 billion) in 2022 and the absence of the issuance of Series C Preferred Stock ($742 million) in 2021.

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2022
Joint revolving credit facility(2)	$6,000	$3,076	$202	$2,722
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 4.73% at December 31, 2022.
(2)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $347 million presented within short-term debt, with a weighted-average interest rate of 4.24%. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 17 to the Consolidated Financial Statements.

In January 2023, Dominion Energy entered into a $2.5 billion 364-Day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. Dominion Energy may make up to two additional borrowings under this agreement through March 31, 2023, at which point any unused capacity will cease to be available to Dominion Energy.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In May 2022, Dominion Energy borrowed $900 million with the proceeds used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes. At December 31, 2022, Dominion Energy had $450 million outstanding under this supplemental credit facility.

Issuances and Borrowings of Long-Term Debt

During 2022, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing long-term indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
January	Senior notes	Public	Virginia Power	$600	2.400%	2032
January	Senior notes	Public	Virginia Power	400	2.950%	2051
May	Senior notes	Public	Virginia Power	600	3.750%	2027
May	Senior notes	Public	Virginia Power	600	4.625%	2052
August	Senior notes	Public	Dominion Energy	400	4.350%	2032
August	Senior notes	Public	Dominion Energy	600	4.850%	2052
August	Senior notes	Private	Questar Gas	125	4.390%	2032
August	Senior notes	Private	Questar Gas	125	4.700%	2052
November	Senior notes	Public	Dominion Energy	850	5.375%	2032
December	Senior notes	Private	East Ohio	250	6.190%	2032
December	Senior notes	Private	East Ohio	250	6.380%	2052
Total issuances and borrowings				$4,800

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

As the comprehensive business review announced in November 2022 is still in progress, Dominion Energy is uncertain as to the amount of long-term debt it anticipates issuing in 2023. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed in 2022:

Month	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2022			$806		various
Early repurchases & redemptions
July	Senior notes	Dominion Energy	5		4.250%	2028
Multiple	Senior notes	Dominion Energy	147		2.250%	2031
Multiple	Senior notes	Dominion Energy	35		3.300%	2041
Multiple	Senior notes	Dominion Energy	37		1.450%	2026
Multiple	Senior notes	Dominion Energy	9		4.700%	2044
Multiple	Senior notes	Dominion Energy	30		4.600%	2049
Total repayments, repurchases and redemptions			$1,069

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

In 2023, Dominion Energy expects to remarket approximately $160 million of its tax-exempt bonds.

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

Credit ratings and outlooks as of February 17, 2023 are as follows:

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

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s Sustainability Revolving Credit Agreement entered into in 2021 and 364-Day term loan facility entered into in January 2023, and cross-default provisions.

As of December 31, 2022, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	59.7%
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

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2022, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. During 2022, Dominion Energy issued 2.4 million of such shares and received proceeds of $179 million.

Dominion Energy also maintains sales agency agreements to effect sales under an at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. In November 2021, Dominion Energy entered forward sale agreements for approximately 1.1 million shares of its common stock to be settled by November 2022 at an initial forward price of $74.66 per share. Except in certain circumstances, Dominion Energy could have elected physical, cash or net settlement of the forward sale agreements. In November 2022, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2022 received total proceeds of $78 million.

In addition, Dominion Energy issued shares of its common and preferred stock, as discussed in Notes 19 and 20 to the Consolidated Financial Statements, respectively, as follows:

•
In May 2022, Dominion Energy issued 0.9 million shares of its common stock, valued at $72 million, to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 23 to the Consolidated Financial Statements.
•
In June 2022, Dominion Energy issued 0.4 million shares of its common stock, valued at $30 million, to partially satisfy its obligation under a settlement agreement for the State Court Merger Case discussed in Note 23 to the Consolidated Financial Statements.
•
In June 2022, Dominion Energy issued 19.4 million shares to settle the stock purchase contract component of the 2019 Equity Units and received proceeds of $1.6 billion. See Note 19 to the Consolidated Financial Statements for additional information.

As the comprehensive business review announced in November 2022 is still in progress, Dominion Energy is uncertain as to the amount of common stock that it anticipates issuing in 2023, including through its at-the-market program. However, Dominion Energy anticipates raising similar amounts of capital through Dominion Energy Direct® in 2023 compared to 2022 and 2021. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repurchases of Equity Securities

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At December 31, 2022, Dominion Energy had $920 million of available capacity under this authorization.

Dominion Energy does not plan to repurchase shares of common stock in 2023, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

In September 2022, Dominion Energy redeemed all outstanding shares of Series A Preferred Stock for $1.6 billion.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements for Dominion Energy’s historical capital expenditures by segment. Dominion Energy included its total annual planned capital expenditures by each segment for 2022 through 2026 in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. As disclosed therein, Dominion Energy’s total planned capital expenditures were $10.3 billion for 2023, $10.7 billion for 2024, $10.6 billion for 2025 and $7.7 billion for 2026 based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in December 2021. As a result of the comprehensive business review announced in November 2022, Dominion Energy has not completed an update to its previous plan and, as discussed in Future Issues and Other Matters, the implementation of the recommendations could result in a material adjustment to capital allocations. Currently, Dominion Energy expects the total planned capital expenditures for 2023 to be substantially consistent with the previously disclosed amount. In addition, Dominion Energy expects its next capital expenditures plan to reflect an acceleration of electric transmission projects within Dominion Energy Virginia to serve the rapidly growing data center customer demand and a decreased investment in new nonregulated solar generation facilities within Contracted Assets.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its clean energy profile. See Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets in Item 1. Business for additional discussion of various significant capital projects currently under development. The estimates disclosed above are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2022, Dominion Energy’s Board of Directors established an annual dividend rate for 2023 of $2.67 per share of common stock, consistent with the 2022 rate. Dividends are subject to declaration by the Board of Directors. In February 2023, Dominion Energy’s Board of Directors declared dividends payable in March 2023 of 66.75 cents per share of common stock.

See Note 19 to the Consolidated Financial Statements for a discussion of Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2022, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2022 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$191	$—	$191
Non-Investment grade(2)	37	20	17
No external ratings:
Internally rated—investment grade(3)	58	—	58
Internally rated—non-investment grade(4)	28	13	15
Total	$314	$33	$281

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

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs for such commitments at December 31, 2022 are presented in the table below. These costs represent estimated minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

	2023	2024	2025	2026	2027	Total
(millions)
Purchased electric capacity for utility operations	$71	$70	$70	$72	$73	$356
Fuel commitments for utility operations	1,669	995	599	185	184	3,632
Fuel commitments for nonregulated operations	198	133	46	37	50	464
Pipeline transportation and storage	668	587	489	427	376	2,547
Total	$2,606	$1,785	$1,204	$721	$683	$6,999

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at December 31, 2022. Such obligations include:

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
Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements; and
•
Charitable commitments – See Note 23 to the Consolidated Financial Statements.

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements; and
•
Guarantees – See Note 23 to the Consolidated Financial Statements.

FUTURE ISSUES AND OTHER MATTERS

See Item 1. Business and Notes 13 and 23 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. While the ultimate impacts cannot be estimated until the review is completed, which is expected in 2023, implementation of recommendations resulting from the business review could have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows.

Potential Virginia Legislation

The 2023 General Assembly session in Virginia has included several proposals which, if ultimately enacted into law, could have a material impact on Virginia Power’s retail base rates and other cost-recovery mechanisms. Items under consideration include the frequency of base rate reviews, eliminating CCROs, shifting recovery of certain costs currently recovered through riders into base rates and adjusting the parameters for determining an acceptable ROE and revenue sharing. Other topics include securitization of deferred fuel costs, offshore wind financing and small modular reactors. As the legislative process remains underway, Dominion Energy is unable to estimate the potential financial statement impacts related to matters currently under consideration by the Virginia General Assembly, but there could be a material impact to its results of operations, financial condition and/or cash flows.

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

Inflation Reduction Act

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

Inflation Reduction Act

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

MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The Companies’ financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is present in the Companies’ electric operations and Dominion Energy’s natural gas procurement and marketing operations due to the exposure to market shifts in prices received and paid for electricity, natural gas and other commodities. The Companies use commodity derivative contracts to manage price risk exposures for these operations. Interest rate risk is generally related to their outstanding debt and future issuances of debt. In addition, the Companies are exposed to investment price risk through various portfolios of equity and debt securities. The Companies’ exposure to foreign currency exchange rate risk is related to certain fixed price contracts associated with the CVOW Commercial Project which it manages through foreign currency exchange rate derivatives. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $52 million and $16 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2022 and 2021, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $25 million and $6 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2022 and 2021, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $37 million and $6 million decrease in earnings at December 31, 2022 and 2021, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $14 million and less than $1 million decrease in earnings at December 31, 2022 and 2021, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2022, Dominion Energy and Virginia Power had $12.7 billion and $3.6 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $274 million and $156 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2022. As of December 31, 2021, Dominion Energy and

Virginia Power had $11.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $191 million and $111 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2021.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of December 31, 2022, Dominion Energy had €2.9 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $284 million in the fair value of Dominion Energy’s foreign currency swaps at December 31, 2022.

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

Dominion Energy recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $888 million and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $1.1 billion for the years ended December 31, 2022 and 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $196 million and $64 million for the years ended December 31, 2022 and 2021, respectively.

Virginia Power recognized net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $426 million and net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $568 million for the years ended December 31, 2022 and 2021, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $106 million and $31 million for the years ended December 31, 2022 and 2021, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $(3.0) billion and $1.5 billion in 2022 and 2021, respectively, versus expected returns of $1.1 billion and $1.0 billion, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy’s plan assets would result in an increase in the following year's net periodic cost of $26 million and $27 million as of December 31, 2022 and 2021, respectively, for pension benefits and $5 million and $6 million as of December 31, 2022 and 2021, respectively, for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2022 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy's internal control over financial reporting at December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on Dominion Energy's internal control over financial reporting.

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

Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric utility and natural gas distribution companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; purchased gas; other operations and maintenance expense; depreciation, depletion and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation.”

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

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Dominion Energy evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters, and unplanned outages of facilities.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 21, 2023

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2022	2021	2020
(millions, except per share amounts)
Operating Revenue	$17,174	$13,964	$14,172
Operating Expenses
Electric fuel and other energy-related purchases	3,711	2,368	2,243
Purchased electric capacity	59	70	53
Purchased gas	1,582	1,083	889
Other operations and maintenance	3,984	3,734	3,685
Depreciation, depletion and amortization	2,830	2,478	2,332
Other taxes	923	909	871
Impairment of assets and other charges	2,063	195	2,105
Losses (gains) on sales of assets	426	108	(61)
Total operating expenses	15,578	10,945	12,117
Income from operations	1,596	3,019	2,055
Earnings from equity method investees	299	276	40
Other income	124	1,157	693
Interest and related charges	966	1,354	1,377
Income from continuing operations including noncontrolling interests before income tax expense	1,053	3,098	1,411
Income tax expense	68	425	83
Net Income From Continuing Operations Including Noncontrolling Interests	985	2,673	1,328
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	9	641	(1,878)
Net Income (Loss) Including Noncontrolling Interests	994	3,314	(550)
Noncontrolling Interests	—	26	(149)
Net Income (Loss) Attributable to Dominion Energy	$994	$3,288	$(401)
Amounts attributable to Dominion Energy
Net income from continuing operations	$985	$2,647	$1,583
Net income (loss) from discontinued operations	9	641	(1,984)
Net income (loss) attributable to Dominion Energy	$994	$3,288	$(401)
EPS - Basic
Net income from continuing operations	$1.08	$3.19	$1.83
Net income (loss) discontinued operations	0.01	0.79	(2.39)
Net income (loss) attributable to Dominion Energy	$1.09	$3.98	$(0.56)
EPS - Diluted
Net income from continuing operations	$1.08	$3.19	$1.82
Net income (loss) discontinued operations	0.01	0.79	(2.39)
Net income (loss) attributable to Dominion Energy	$1.09	$3.98	$(0.57)

(1)
See Note 9 for amounts attributable to related parties.
(2)
Includes income tax expense (benefit) of $8 million, $188 million and $(204) million for the years ended December 31, 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2022	2021	2020
(millions)
Net income (loss) including noncontrolling interests	$994	$3,314	$(550)
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(22), $(6) and $81 tax	67	15	(239)
Changes in unrealized net gains (losses) on investment securities, net of $29, $7 and $(14) tax	(100)	(7)	43
Changes in net unrecognized pension and other postretirement benefit costs (credits), net of $76, $(54) and $(2) tax	(218)	144	25
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $(15), $(15) and $(75) tax	42	46	227
Net realized (gains) losses on investment securities, net of $(6), $5 and $6 tax	19	(18)	(18)
Net pension and other postretirement benefit costs, net of $(27), $(29) and $(13) tax	75	82	37
Changes in other comprehensive income from equity method investees, net of $—, $1 and $(1) tax	1	(3)	1
Total other comprehensive income (loss)	(114)	259	76
Comprehensive income (loss) including noncontrolling interests	880	3,573	(474)
Comprehensive income (loss) attributable to noncontrolling interests	—	26	(149)
Comprehensive income (loss) attributable to Dominion Energy	$880	$3,547	$(325)

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2022	2021
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$153	$283
Customer receivables (less allowance for doubtful accounts of $31 and $40)	2,952	2,219
Other receivables (less allowance for doubtful accounts of $3 and $4)	405	349
Inventories:
Materials and supplies	1,206	1,167
Fossil fuel	358	320
Gas stored	165	144
Derivative assets	1,137	122
Margin deposit assets	480	678
Prepayments	392	328
Regulatory assets	2,340	1,492
Other	215	142
Current assets held for sale	47	25
Total current assets	9,850	7,269
Investments
Nuclear decommissioning trust funds	5,957	7,950
Investment in equity method affiliates	3,012	2,932
Other	390	394
Total investments	9,359	11,276
Property, Plant and Equipment
Property, plant and equipment	91,202	86,503
Accumulated depreciation, depletion and amortization	(27,742)	(26,729)
Total property, plant and equipment, net	63,460	59,774
Deferred Charges and Other Assets
Goodwill	7,295	7,405
Pension and other postretirement benefit assets	1,785	2,310
Intangible assets, net	868	784
Derivative assets	1,039	491
Regulatory assets	9,087	8,643
Other	1,500	1,638
Total deferred charges and other assets	21,574	21,271
Total assets	$104,243	$99,590

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2022	2021
(millions)
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$3,341	$841
Short-term debt	3,423	2,314
Accounts payable	1,825	1,197
Accrued interest, payroll and taxes	1,199	1,169
Derivative liabilities	778	359
Regulatory liabilities	946	986
Other(1)	1,938	1,807
Total current liabilities	13,450	8,673
Long-Term Debt
Long-term debt	36,832	35,190
Junior subordinated notes	1,387	1,386
Supplemental credit facility borrowings	450	—
Other	245	850
Total long-term debt	38,914	37,426
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,698	6,658
Regulatory liabilities	10,107	10,713
Asset retirement obligations	5,208	5,275
Derivative liabilities	626	509
Other	1,359	1,418
Total deferred credits and other liabilities	23,998	24,573
Total liabilities	76,362	70,672
Commitments and Contingencies (see Note 23)
Mezzanine Equity
Preferred stock (See Note 19)	—	1,610
Shareholders' Equity
Preferred stock (See Note 19)	1,783	1,783
Common stock – no par(2)	23,605	21,610
Retained earnings	4,065	5,373
Accumulated other comprehensive loss	(1,572)	(1,458)
Shareholders' equity	27,881	27,308
Noncontrolling interests	—	—
Total shareholders' equity	27,881	27,308
Total liabilities, mezzanine equity and shareholders' equity	$104,243	$99,590
(1)
See Note 9 for amounts attributable to related parties.
(2)
1.8 billion shares authorized; 835 million shares and 810 million shares outstanding at December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2019	2	$2,387	838	$23,824	$7,576	$(1,793)	$31,994	$2,039	$34,033
Cumulative-effect of changes in accounting principles					(48)		(48)		(48)
Net loss including noncontrolling interests					(401)		(401)	(149)	(550)
Issuance of stock			7	481			481		481
Stock repurchases			(39)	(3,080)			(3,080)		(3,080)
Stock awards (net of change in unearned compensation)				29			29		29
Preferred stock dividends (See Note 19)					(65)		(65)		(65)
Common dividends ($3.45 per common share) and distributions					(2,873)		(2,873)	(164)	(3,037)
Other comprehensive income, net of tax						76	76		76
GT&S Transaction closing				17			17	(1,384)	(1,367)
Other				(13)			(13)	2	(11)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Net income including noncontrolling interests					3,288		3,288	26	3,314
Issuance of stock	1	992	4	340			1,332		1,332
Stock awards (net of change in unearned compensation)				28			28		28
Preferred stock dividends (See Note 19)					(68)		(68)		(68)
Common dividends ($2.52 per common share) and distributions					(2,036)		(2,036)	(47)	(2,083)
Other comprehensive income, net of tax						259	259		259
Reclassification of Series A Preferred Stock to Mezzanine Equity	(1)	(1,596)		(14)			(1,610)		(1,610)
Sale of non-wholly-owned nonregulated solar facilities							—	(323)	(323)
Other				(2)			(2)		(2)
December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					994		994		994
Issuance of stock			25	1,969			1,969		1,969
Stock awards (net of change in unearned compensation)				26			26		26
Preferred stock dividends (See Note 19)					(93)		(93)		(93)
Common dividends ($2.67 per common share)					(2,209)		(2,209)		(2,209)
Other comprehensive loss, net of tax						(114)	(114)		(114)
December 31, 2022	2	$1,783	835	$23,605	$4,065	$(1,572)	$27,881	$—	$27,881

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2022	2021	2020
(millions)
Operating Activities
Net income (loss) including noncontrolling interests	$994	$3,314	$(550)
Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	3,113	2,768	2,836
Deferred income taxes and investment tax credits	9	487	(324)
Gain from sale of Q-Pipe Group and GT&S Transaction	(27)	(685)	(134)
Contribution to pension plan	—	—	(250)
Net loss on sale of interest in renewable generation facilities	—	211	—
Provision for refunds and rate credits to electric utility customers	—	356	—
Impairment of assets and other charges	1,996	182	2,345
Loss from investment in Atlantic Coast Pipeline	7	20	2,405
Losses (gains) on sales of assets and equity method investments	467	(97)	(63)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	505	(639)	(412)
Other adjustments	(28)	294	224
Changes in:
Accounts receivable	(985)	(183)	(292)
Inventories	(216)	(74)	39
Deferred fuel and purchased gas costs, net	(2,021)	(939)	212
Prepayments	(68)	(20)	7
Accounts payable	556	156	35
Accrued interest, payroll and taxes	41	41	(53)
Margin deposit assets and liabilities	198	(664)	26
Net realized and unrealized changes related to derivative activities	(47)	435	(36)
Pension and other postretirement benefits	(461)	(314)	(319)
Other operating assets and liabilities	(333)	(612)	(469)
Net cash provided by operating activities	3,700	4,037	5,227
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(7,591)	(5,960)	(6,020)
Acquisition of solar development projects	(167)	(101)	(311)
Proceeds from sale of Hope	727	—	—
Proceeds from GT&S Transaction and sale of Q-Pipe Group	19	1,522	3,687
Repayment of Q-Pipe Transaction deposit	—	(1,265)	—
Proceeds from sale of non-wholly-owned nonregulated solar facilities	—	495	—
Proceeds from sales of securities	3,282	3,985	4,278
Purchases of securities	(3,067)	(3,939)	(4,379)
Proceeds from sales of assets and equity method investments	252	159	143
Contributions to equity method affiliates	(43)	(1,021)	(148)
Acquisition of equity method investments	—	—	(178)
Short-term deposit	(2,000)	—	—
Return of short-term deposit	2,000	—	—
Other	(158)	(122)	12
Net cash used in investing activities	(6,746)	(6,247)	(2,916)
Financing Activities
Issuance (repayment) of short-term debt, net	1,109	1,419	(16)
Issuance of short-term notes	—	1,265	1,125
Repayment and repurchase of short-term notes	—	(1,265)	(1,125)
Issuance of supplemental 364-day credit facility borrowings	—	—	225
Repayment of supplemental 364-day credit facility borrowings	—	(225)	—
Issuance and remarketing of long-term debt	4,965	6,400	6,577
Repayment and repurchase of long-term debt (including redemption premiums)	(1,388)	(3,750)	(2,879)
Supplemental credit facility borrowings	900	900	—
Supplemental credit facility repayments	(450)	(900)	—
Issuance of preferred stock	—	742	—
Series A Preferred Stock redemption	(1,610)	—	—
Issuance of common stock	1,866	192	159
Repurchase of common stock	—	—	(3,080)
Common dividend payments	(2,209)	(2,036)	(2,873)
Other	(204)	(371)	(446)
Net cash provided by (used in) financing activities	2,979	2,371	(2,333)
Increase (decrease) in cash, restricted cash and equivalents	(67)	161	(22)
Cash, restricted cash and equivalents at beginning of period	408	247	269
Cash, restricted cash and equivalents at end of period	$341	$408	$247
See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Virginia Power is subject to utility rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”), which have jurisdiction with respect to the rates of electric utility companies in the territories Virginia Power serves. Management has determined Virginia Power meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as property, plant, and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation”.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 21, 2023

We have served as Virginia Power's auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2022	2021	2020
(millions)
Operating Revenue(1)	$9,654	$7,470	$7,763
Operating Expenses
Electric fuel and other energy-related purchases(1)	2,913	1,735	1,636
Purchased (excess) capacity	46	24	(17)
Other operations and maintenance:
Affiliated suppliers	342	333	314
Other	1,709	1,460	1,472
Depreciation and amortization	1,736	1,364	1,252
Other taxes	303	326	327
Impairment of assets and other charges (benefits)	557	(269)	1,093
Total operating expenses	7,606	4,973	6,077
Income from operations	2,048	2,497	1,686
Other income	—	146	80
Interest and related charges(1)	642	534	516
Income before income tax expense	1,406	2,109	1,250
Income tax expense	191	397	229
Net Income	$1,215	$1,712	$1,021

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2022	2021	2020
(millions)
Net income	$1,215	$1,712	$1,021
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(20), $(4) and $9 tax	60	13	(28)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $4, $— and $(3) tax	(11)	(2)	6
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(1), $(1) and $— tax	1	2	2
Net realized (gains) losses on nuclear decommissioning trust funds, net of $—, $1 and $1 tax	—	(2)	(3)
Other comprehensive income (loss)	50	11	(23)
Comprehensive income	$1,265	$1,723	$998

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

	2022	2021
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$22	$26
Customer receivables (less allowance for doubtful accounts of $21 and $28)	1,578	1,172
Other receivables (less allowance for doubtful accounts of $2 at both dates)	204	112
Affiliated receivables	7	37
Inventories (average cost method):
Materials and supplies	663	610
Fossil fuel	261	261
Derivative assets(1)	765	76
Margin deposit assets	310	167
Prepayments	43	37
Regulatory assets	1,140	850
Other	9	2
Total current assets	5,002	3,350
Investments
Nuclear decommissioning trust funds	3,202	3,734
Other	3	3
Total investments	3,205	3,737
Property, Plant and Equipment
Property, plant and equipment	54,697	49,890
Accumulated depreciation and amortization	(16,218)	(15,234)
Total property, plant and equipment, net	38,479	34,656
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(1)	518	431
Intangible assets, net	536	395
Regulatory assets	4,247	4,130
Other(1)	1,207	1,233
Total deferred charges and other assets	6,508	6,189
Total assets	$53,194	$47,932

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

	2022	2021
(millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,164	$313
Short-term debt	941	745
Accounts payable	600	402
Payables to affiliates	255	121
Affiliated current borrowings	2,024	699
Accrued interest, payroll and taxes	270	274
Asset retirement obligations	350	191
Regulatory liabilities	506	647
Derivative liabilities (1)	298	134
Other current liabilities	826	567
Total current liabilities	7,234	4,093
Long-Term Debt
Long-term debt	14,916	13,453
Other	65	503
Total long-term debt	14,981	13,956
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,452	3,183
Asset retirement obligations	3,743	3,732
Regulatory liabilities	5,499	5,740
Other (1)	1,040	1,248
Total deferred credits and other liabilities	13,734	13,903
Total liabilities	35,949	31,952
Commitments and Contingencies (see Note 23)
Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	10,385	9,170
Accumulated other comprehensive income (loss)	9	(41)
Total common shareholder’s equity	17,245	15,980
Total liabilities and shareholder’s equity	$53,194	$47,932

(1)
See Note 25 for amounts attributable to affiliates.
(2)
500,000 shares authorized; 274,723 shares outstanding at December 31, 2022 and 2021.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2019	275	$5,738	$1,113	$7,167	$(29)	$13,989
Net income				1,021		1,021
Dividends				(430)		(430)
Other comprehensive loss, net of tax					(23)	(23)
December 31, 2020	275	5,738	1,113	7,758	(52)	14,557
Net income				1,712		1,712
Dividends				(300)		(300)
Other comprehensive income, net of tax					11	11
December 31, 2021	275	5,738	1,113	9,170	(41)	15,980
Net income				1,215		1,215
Other comprehensive income, net of tax					50	50
December 31, 2022	275	$5,738	$1,113	$10,385	$9	$17,245

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2022	2021	2020
(millions)
Operating Activities
Net income	$1,215	$1,712	$1,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,892	1,521	1,421
Deferred income taxes and investment tax credits	191	343	(206)
Impairment of assets and other charges (benefits)	493	(269)	1,079
Provision for refunds to customers	—	356	—
Other adjustments	24	19	(50)
Changes in:
Accounts receivable	(629)	(112)	(266)
Affiliated receivables and payables	165	(175)	78
Inventories	(71)	(10)	10
Prepayments	(7)	(4)	(5)
Deferred fuel expenses, net	(1,393)	(652)	131
Accounts payable	145	19	6
Accrued interest, payroll and taxes	(4)	21	(4)
Margin deposit assets and liabilities	(143)	(166)	(1)
Net realized and unrealized changes related to derivative activities	109	—	(6)
Other operating assets and liabilities	(159)	(106)	(308)
Net cash provided by operating activities	1,828	2,497	2,900
Investing Activities
Plant construction and other property additions	(4,909)	(3,521)	(3,138)
Purchases of nuclear fuel	(201)	(160)	(199)
Acquisition of solar development projects	(77)	(75)	(35)
Proceeds from sales of securities	1,538	1,791	884
Purchases of securities	(1,580)	(1,789)	(936)
Other	34	—	21
Net cash used in investing activities	(5,195)	(3,754)	(3,403)
Financing Activities
Issuance (repayment) of short-term debt, net	196	700	(198)
Issuance of affiliated current borrowings, net	1,325	319	273
Issuance and remarketing of long-term debt	2,338	1,000	1,327
Repayment and repurchase of long-term debt	(438)	(450)	(427)
Common dividend payments to parent	—	(300)	(430)
Other	(56)	(21)	(31)
Net cash provided by financing activities	3,365	1,248	514
Increase (decrease) in cash, restricted cash and equivalents	(2)	(9)	11
Cash, restricted cash and equivalents at beginning of year	26	35	24
Cash, restricted cash and equivalents at end of year	$24	$26	$35

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

Dominion Energy manages its daily operations through four primary operating segments: Dominion Energy Virginia, Gas Distribution, Dominion Energy South Carolina and Contracted Assets. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Dominion Privatization. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting of Dominion Energy’s gas transmission and storage operations as discussed in Note 3 and its equity investment in Atlantic Coast Pipeline as discussed in Note 9.

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. Clearway’s ownership interest in Four Brothers and Three Cedars (through December 2021), Terra Nova Renewable Partners’ 33% interest in certain Dominion Energy nonregulated solar projects (through December 2021) and Brookfield’s 25% interest in Cove Point (through November 2020) are reflected as noncontrolling interest in Dominion Energy’s Consolidated Financial Statements.

The Companies report certain contracts, instruments and investments at fair value. See below and Note 6 for further information on fair value measurements.

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

Certain amounts in the Companies’ 2021 and 2020 Consolidated Financial Statements and Notes have been reclassified to conform to the 2022 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in 2021, the Companies updated their Statements of Cash Flows to present net charges for allowance for credit risk and write-offs of accounts receivables within other adjustments to reconcile net income to net cash provided by operating activities from the previous presentation within changes in accounts receivable. All prior period information was previously conformed to this presentation, which did not result in a change to net cash provided by operating activities.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2022 and 2021 included $1.1 billion and $779 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2022 and 2021 included $620 million and $398 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

The primary types of sales and service activities reported as operating revenue for Dominion Energy are as follows:

Revenue from Contracts with Customers

•
Regulated electric sales consist primarily of state-regulated retail electric sales, and federally-regulated wholesale electric sales and electric transmission services;
•
Nonregulated electric sales consist primarily of sales of electricity at market-based rates and contracted fixed rates and associated hedging activity as well as sales to Virginia Power customers from non-jurisdictional solar generation facilities;
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
•
Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•
Other nonregulated revenue consists primarily of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Other nonregulated revenue also includes sales of energy-related products and services from Dominion Energy’s retail energy marketing operations (through December 2021), service concession arrangements (through December 2022) and revenue associated with services provided to entities presented in discontinued operations under transition services agreements.

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
•
Other regulated revenue consists primarily of sales of excess capacity and other commodities and miscellaneous service revenue from electric distribution operations; and
•
Other nonregulated revenue consists primarily of revenue from renting space on certain electric transmission poles and distribution towers and service concession arrangements (through October 2022).

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

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2022, approximately 86% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2022, approximately 96% is subject to DESC’s deferred fuel accounting.

Virtually all of East Ohio, Questar Gas, DESC and PSNC’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.

Dominion Energy can earn certain cost saving sharing incentives under the Wexpro Agreements to the extent that the cost of gas supplied to Questar Gas is a certain amount lower than third-party market rates. In 2022, Dominion Energy recorded $27 million for such incentives. No amounts were recorded for the years ended December 31, 2021 or 2020.

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

At December 31, 2022, Virginia Power had a net income tax-related affiliated payable of $22 million, comprised of $25 million of federal income taxes payable to, and $3 million of state income taxes receivable from, Dominion Energy. Virginia Power’s net affiliated balances are expected to be paid to Dominion Energy.

At December 31, 2021, Virginia Power had an income tax-related affiliated receivable of $35 million, comprised of $33 million of federal income taxes and $2 million of state income taxes receivable from Dominion Energy. These affiliated balances were received from Dominion Energy.

Investment tax credits are recognized by nonregulated operations in the year qualifying property is placed in service. For regulated operations, investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold. The IRA allows the election of either the investment tax credit or production tax credit for certain technologies including solar and wind. Such election is made on a project-by-project basis and the choice of credit may vary based on a combination of factors including, but not limited to, capital expenditures and net capacity factors.

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

At December 31,	2022	2021
(millions)
Dominion Energy	$49	$70
Virginia Power	21	15

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

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, 2020 and 2019:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
(millions)
Dominion Energy
Cash and cash equivalents(1)	$153	$283	$179	$166
Restricted cash and equivalents(2)(3)	188	125	68	103
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$341	$408	$247	$269
Virginia Power
Cash and cash equivalents	$22	$26	$35	$17
Restricted cash and equivalents(3)	2	—	—	7
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$24	$26	$35	$24
(1)
At December 31, 2020 and December 31, 2019, Dominion Energy had $7 million and $31 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2022 and 2021.
(2)
At December 31, 2020 and December 31, 2019, Dominion Energy had $3 million and $12 million of restricted cash and equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at December 31, 2022 and 2021.
(3)
Restricted cash and equivalent balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2022	2021	2020
(millions)
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,408	$1,340	$1,519
Income taxes	139	160	292
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	979	637	485
Leases(3)	144	96	173

(1)
See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Wrangler and Dominion Privatization.
(2)
See Notes 18, 19, 20 and 23 for noncash financing activities related to the contribution of stock to Dominion Energy’s defined benefit pension plan, remarketing of Series A Preferred Stock, derivative restructuring and the issuance of common stock and transfer of property associated with the settlement of litigation.
(3)
Includes $34 million of finance leases and $110 million of operating leases entered in 2022, $47 million of finance leases and $49 million of operating leases entered in 2021 and $46 million of finance leases and $127 million of operating leases entered in 2020.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2022	2021	2020
(millions)
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$599	$501	$491
Income taxes	(54)	109	452
Significant noncash investing activities:(1)
Accrued capital expenditures	665	363	262
Leases(2)	116	79	32
(1)
See Note 18 for non-cash financing activities related to derivative restructuring.
(2)
Includes $26 million of finance leases and $90 million of operating leases entered in 2022, $37 million of finance leases and $42 million of operating leases entered in 2021 and $32 million of finance leases entered in 2020.

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

The inputs and assumptions used in measuring fair value include the following:

Derivative Contracts
Inputs and assumptions	Commodity	Interest Rate	Foreign Currency Exchange Rate	Investments
Forward commodity prices	X
Transaction prices	X
Price volatility	X
Price correlation	X
Volumes	X
Commodity location	X
Interest rate curves		X
Foreign currency forward exchange rates			X
Quoted securities prices and indices				X
Securities trading information including volume and restrictions				X
Maturity				X
Interest rates	X		X	X
Credit quality of counterparties and the Companies	X	X	X	X
Credit enhancements	X	X
Notional value		X	X
Time value	X	X	X

Levels

The Companies also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities that they have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as certain exchange-traded derivatives and exchange-listed equities, U.S. and international equity securities, mutual funds and certain Treasury securities held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.
•
Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and swaps, interest rate swaps, foreign currency exchange rate instruments and cash and cash equivalents, corporate debt instruments, government securities and other fixed income investments held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.
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

Derivative assets and liabilities are presented gross on the Companies’ Consolidated Balance Sheets. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative assets. Derivative contracts representing unrealized losses and options sold are reported as derivative liabilities. All derivatives, except those for which an exception applies, are required to be reported at fair value. One of the exceptions to fair value accounting, normal purchases and normal sales, may be elected when the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable. Expenses and revenues resulting from deliveries under normal purchase contracts and normal sales contracts, respectively, are included in earnings at the time of contract performance. See Fair Value Measurements above for additional information about fair value measurements and associated valuation methods for derivatives.

The Companies' derivative contracts include both over-the-counter transactions and those that are executed on an exchange or other trading platform (exchange contracts) and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange or clearinghouse to enter, execute or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases, other forms of security, none of which are subject to restrictions.

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $480 million and $678 million associated with cash collateral at December 31, 2022 and 2021, respectively. Dominion Energy had no margin liabilities associated with cash collateral at December 31, 2022 and 2021. Virginia Power had margin assets of $310 million and $167 million associated with cash collateral at December 31, 2022 and 2021, respectively. Virginia Power had no margin liabilities associated with cash collateral at December 31, 2022 and 2021. See Note 7 for further information about derivatives.

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

Fair Value Hedges

Dominion Energy may also designate interest rate swaps as fair value hedges on certain fixed rate long-term debt to manage interest rate exposure. For fair value hedge transactions, changes in the fair value of the derivative are generally offset currently in earnings by the recognition of changes in the hedged item’s fair value. Hedge accounting is discontinued if the hedged item no longer qualifies for hedge accounting.

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

In 2022, 2021 and 2020, Dominion Energy capitalized interest costs and AFUDC to property, plant and equipment of $112 million, $117 million and $103 million, respectively. In 2022, 2021 and 2020, Virginia Power capitalized AFUDC to property, plant and equipment of $66 million, $78 million and $60 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2022, 2021 and 2020, Virginia Power recorded $34 million, $35 million and $11 million of AFUDC related to these projects, respectively.

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

In March 2020, Virginia Power committed to retire certain coal- and oil-fired generating units before the end of their useful lives based on economic and other factors, including but not limited to market power prices and the VCEA. These units will be retired after they meet their capacity obligations to PJM in 2023. As a result, Virginia Power recorded a charge of $751 million ($559 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2020. This charge was considered a component of Virginia Power’s base rates deemed recovered under the GTSA, subject to review as discussed in Note 13. In addition, see Note 13 for information on the settlement of the 2021 Triennial Review. In 2022 and 2020, Virginia Power recorded charges of $167 million ($124 million after-tax) and $54 million ($40 million after-tax), respectively, in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) associated with dismantling certain of these electric generation facilities.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2022	2021	2020
(percent)
Dominion Energy(1)
Generation	2.71	2.63	2.51
Transmission	2.29	2.47	2.48
Distribution	2.57	2.76	2.76
Storage	1.89	1.79	1.59
General and other	3.89	3.85	4.35
Virginia Power
Generation	2.84	2.69	2.52
Transmission	2.29	2.51	2.52
Distribution	2.76	3.18	3.19
General and other	4.78	5.08	5.09
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

In January 2022, Dominion Energy revised the estimated useful life of its non-jurisdictional and certain nonregulated solar generation facilities to 35 years. This revision resulted in an annual decrease of depreciation expense of $16 million ($12 million after-tax), including $6 million ($4 million after-tax) at Virginia Power, and increased Dominion Energy’s EPS by approximately $0.02.

In the first quarter of 2022, Virginia Power revised the depreciation rates for its assets to reflect the results of a new depreciation study. The change resulted in a decrease in depreciation expense in Virginia Power’s Consolidated Statements of Income of $60 million ($45 million after-tax) and increased Dominion Energy’s EPS by $0.05.

Virginia Power’s non-jurisdictional solar generation property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 35 years, effective January 2022.

Capitalized costs of development wells and leaseholds are amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.67 and $1.92 per mcfe in 2022 and 2021, respectively.

Dominion Energy’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Nonregulated generation-nuclear	44 years
Nonregulated generation-other	15-35 years
General and other	5-59 years

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

In addition, Dominion Energy acts as lessor under certain power purchase agreements in which the counterparty or counterparties purchase substantially all of the output of certain solar facilities. These leases are considered operating in nature. For such leasing arrangements, rental revenue and an associated accounts receivable are recorded when the monthly output of the solar facility is determined. Depreciation on these solar facilities is computed on a straight-line basis primarily over an estimated useful life of 35 years, effective January 2022.

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio gas distribution operations, which are valued using the LIFO method. Under the LIFO method, current stored gas inventory was valued at $14 million and $26 million at December 31, 2022 and December 31, 2021, respectively. Based on the average price of gas purchased during 2022 and 2021, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $129 million and $74 million, respectively.

In 2022, Dominion Energy wrote off certain inventory balances associated with certain nonrenewable electric generation facilities resulting in a $40 million charge ($30 million after-tax) recorded in impairments and other charges (reflected in the Corporate and Other segment) in its Consolidated Statements of Income, including $19 million ($14 million after-tax) at Virginia Power for inventory not expected to be utilized at such facilities prior to their planned retirement in the first half of 2023.

Goodwill

Dominion Energy evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

New Accounting Standards

Debt with Conversion Options and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued revised accounting guidance for debt with conversion options and contracts in an entity’s own equity. The revised guidance eliminates the ability to assert cash settlement and exclude potential shares from the diluted EPS calculation for a contract that may be settled in stock or cash. The guidance became effective for Dominion Energy’s interim and annual reporting periods beginning January 1, 2022. Upon adoption, Dominion Energy applied the guidance using a modified retrospective approach and continued to apply the if-converted method to calculate diluted EPS in connection with any potentially dilutive instruments, or components of instruments, that may be settled in stock or cash.
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

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed business for up to 24 months after closing, subsequently extended through June 2023 for certain services. In addition, BHE provided certain administrative services to Dominion Energy through December 2022. Dominion Energy recorded $20 million, $21 million and $4 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In October 2021, Dominion Energy entered into an agreement with Southwest Gas to sell the Q-Pipe Group. The total value of this transaction was approximately $2 billion, comprised of approximately $1.5 billion of cash consideration (subject to customary closing adjustments) plus the assumption of long-term debt. The agreement provided that Dominion Energy retain the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing.

In December 2021, Dominion Energy completed the sale of the Q-Pipe Group and received cash proceeds of $1.5 billion. This transaction was structured as an asset sale for tax purposes. Upon closing, Dominion Energy recognized a gain of $666 million (net of a $191 million write-off of goodwill) and an associated tax expense of $173 million, presented in net income (loss) from discontinued operations including noncontrolling interest in Dominion Energy’s Consolidated Statements of Income. Also in December 2021, Dominion Energy used the net proceeds from the sale to repay all outstanding balances under the July 2021 term loan agreement and terminated the term loan agreement. In 2022, Dominion Energy recognized a gain of $27 million ($20 million after-tax) in discontinued operations in its Consolidated Statements of Income associated with the finalization of working capital adjustments.

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy will continue to provide specified administrative services to support the operations of the disposed businesses for up to 12 months after closing, subsequently extended through July 2023 for certain services. Dominion Energy recorded $6 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the year ended December 31, 2022.

The operations included in both the GT&S Transaction and the Q-Pipe Group are presented in discontinued operations effective July 2020. As a result, depreciation and amortization ceased on the applicable assets. As Cove Point had previously been consolidated within Dominion Energy’s financial statements, balances associated with Cove Point prior to the closing of the GT&S Transaction are presented within discontinued operations. See Note 9 for additional information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	Q-Pipe Group(1)	GT&S Transaction(1)	Q-Pipe Group
(millions)
Operating revenue	$254	$1,710	$246
Operating expense(2)	76	1,289	96
Other income(3)	28	88	1
Interest and related charges(4)	25	372	20
Income before income taxes	181	137	131
Income tax expense (benefit)(5)	36	334	(9)
Net income (loss) including noncontrolling interests	145	(197)	140
Noncontrolling interests	—	106	—
Net income (loss) attributable to Dominion Energy	$145	$(303)	$140
(1)
Operations associated with the Q-Pipe Group are through the December 31, 2021 closing date. Operations associated with the GT&S Transaction are through the November 1, 2020 closing date.
(2)
GT&S Transaction includes a charge of $482 million ($359 million after-tax) recorded in 2020 associated with the probable abandonment of a significant portion of the Supply Header Project as well as the establishment of a $75 million ARO as a result of the cancellation of the Atlantic Coast Pipeline Project.
(3)
Q-Pipe Group includes a $25 million benefit associated with the termination of the Q-Pipe Transaction in 2021.
(4)
GT&S Transaction includes a loss of $237 million ($178 million after-tax) recorded in 2020 associated with cash flow hedges of debt-related items that were determined to be probable of not occurring.
(5)
Excludes $17 million income tax benefit recorded in 2021 associated with the GT&S Transaction.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	Q-Pipe Group(1)	GT&S Transaction(1)	Q-Pipe Group
(millions)
Capital expenditures	$34	$292	$38
Significant noncash items
Impairment of assets and other charges	—	469	—
Depreciation, depletion and amortization	—	177	27
Accrued capital expenditures	—	—	1
(1)
Operations associated with the Q-Pipe Group are through the December 31, 2021 closing date. Operations associated with the GT&S Transaction are through the November 1, 2020 closing date.

In October 2020, Dominion Energy settled various derivatives related to, but not included in, the GT&S Transaction for a payment of $165 million.

Sale of Hope

In February 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope to Ullico for $690 million of cash consideration, subject to customary closing adjustments, which closed in August 2022 after all customary closing and regulatory conditions were satisfied, including clearance under the Hart-Scott-Rodino Act and approval from the West Virginia Commission. The sale was treated as a stock sale for tax purposes.

In connection with closing, Dominion Energy recognized a pre-tax gain of $14 million, inclusive of customary closing adjustments, (net of $110 million write-off of goodwill which was not deductible for tax purposes) in losses (gains) on sales of assets in its Consolidated Statements of Income. The transaction resulted in an after-tax loss of $84 million. Upon meeting the classification as held for sale in the first quarter of 2022 and through the second quarter of 2022, Dominion Energy had recorded charges of $90 million in deferred income tax expense in its Consolidated Statements of Income to reflect the recognition of deferred taxes on the outside basis of Hope’s stock. This deferred income tax expense reversed upon closing of the sale and became a component of current income tax expense on the sale disclosed above. See Note 5 for additional information. In addition, a curtailment was recorded related to other postretirement benefit plans as discussed in Note 22.

All activity related to Hope prior, or not related, to closing is included in Gas Distribution, with remaining activity reflected in the Corporate and Other segment.

Sale of Kewaunee

In May 2021, Dominion Energy entered into an agreement to sell 100% of the equity interests in Dominion Energy Kewaunee, Inc. to EnergySolutions, including the transfer of all decommissioning obligations associated with Kewaunee, which ceased operations in 2013. The sale closed in June 2022 following approval from the Wisconsin Commission in May 2022 and NRC approval of a requested license transfer in March 2022. The sale was treated as an asset sale for tax purposes and Dominion Energy retained the assets and obligations of the pension and other postretirement employee benefit plans. EnergySolutions is subject to the Wisconsin regulatory conditions agreed to by Dominion Energy upon its acquisition of Kewaunee, including the return of any excess decommissioning funds to WPSC and WP&L customers following completion of all decommissioning activities.

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

All activity related to Kewaunee prior to closing is included in Contracted Assets, with remaining activity reflected in the Corporate and Other segment.

Acquisition of Birdseye

In May 2021, Dominion Energy acquired 100% of the ownership interest in Birdseye from BRE Holdings, LLC for total consideration of $46 million, consisting of $28 million in cash and $18 million, measured at fair value at closing, of consideration contingent on the achievement of certain revenue targets and future development project sales. Birdseye is primarily engaged in the development of solar energy projects in southeastern states in the U.S. with 2.5 GW of solar generation projects under development at acquisition. The allocation of the purchase price resulted in $25 million of development project assets, primarily reflected in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets, and $24 million of goodwill, which is not deductible for tax purposes. The goodwill reflects the value associated with enhancing Dominion Energy's development of regulated and long-term contracted solar generating and electric storage projects. The fair value measurements, including of the assets acquired, were determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows. Birdseye is included in Contracted Assets.

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Regulated electric sales:
Residential	$5,261	$4,509	$4,833	$4,039	$3,366	$3,677
Commercial	4,480	3,194	3,102	3,647	2,417	2,342
Industrial	901	748	730	472	367	380
Government and other retail	1,235	921	868	1,172	862	804
Wholesale	234	175	128	132	107	90
Nonregulated electric sales	1,249	1,005	823	68	44	19
Regulated gas sales:
Residential	1,816	1,455	1,283
Commercial	714	527	457
Other	208	135	88
Nonregulated gas sales	25	96	174
Regulated gas transportation and storage	1,047	945	801
Other regulated revenues	313	265	327	277	234	299
Other nonregulated revenues(1)(2)	242	195	138	61	73	50
Total operating revenue from contracts with customers	17,725	14,170	13,752	9,868	7,470	7,661
Other revenues(1)(3)(4)	(551)	(206)	420	(214)	—	102
Total operating revenue	$17,174	$13,964	$14,172	$9,654	$7,470	$7,763
(1)
See Note 25 for amounts attributable to related parties and affiliates.
(2)
Includes sales which are considered to be goods transferred at a point in time of $45 million, $34 million and $22 million for the years ended December 31, 2022, 2021 and 2020, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $42 million, $33 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively, at Dominion Energy and $18 million, $21 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively, at Virginia Power.
(3)
Includes alternative revenue of $95 million, $56 million and $119 million at Dominion Energy and $72 million, $44 million and $82 million at Virginia Power for years ended December 31, 2022, 2021 and 2020, respectively.
(4)
Includes revenue associated with services provided to discontinued operations of $5 million and $4 million for the years ended December 31, 2021 and 2020, respectively, at Dominion Energy.

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

Revenue expected to be recognized on multi-year contracts in place at December 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total
(millions)
Dominion Energy(1)	$68	$61	$54	$48	$46	$402	$679
(1)
Includes no amounts for Virginia Power.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2022 and 2021, Dominion Energy’s contract liability balances were $150 million and $124 million, respectively. At December 31, 2022 and 2021, Virginia Power’s contract liability balances were $39 million and $33 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets. The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2022 and 2021, Dominion Energy recognized revenue of $118 million and $124 million from the beginning contract liability balance. During the years ended December 31, 2022 and 2021, Virginia Power recognized revenue of $33 million and $36 million, respectively, from the beginning contract liability balance.

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

In August 2022, the IRA was enacted which, among other things, extends the investment and production tax credits for clean energy technologies until at least 2032 and imposes a 15% alternative minimum tax on GAAP net income, as adjusted for certain items, of corporations greater than $1 billion for tax years beginning after December 31, 2022. The IRA did not impact the measurement of the Companies’ deferred income taxes or change the assessment of the realizability of deferred tax assets. The Companies continue to monitor and evaluate the impacts of the IRA, including changes in interpretations, if any, as guidance is issued and finalized.

In July 2020, the U.S. Department of Treasury issued final regulations providing guidance about the limitation on the deduction for business interest expenses under the 2017 Tax Reform Act. Under the 2017 Tax Reform Act, deductions for net interest expense are limited to 30% of adjusted taxable income, which prior to 2022, was defined similarly to EBITDA (earnings before interest, taxes, depreciation and amortization). For tax years beginning after December 31, 2021, the calculation of adjusted taxable income is defined similarly to EBIT (earnings before interest and taxes). For consolidated groups such as Dominion Energy that have both regulated and nonregulated operations, these rules may result in a temporary disallowance of a portion of Dominion Energy’s interest deductions in the future, although any interest disallowed has an indefinite carryforward period.

As indicated in Note 2, certain of the Companies’ operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes from the 2017 Tax Reform Act represent amounts probable of collection from or return to customers and were recorded as either an increase to a regulatory asset or liability.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Current:
Federal	$7	$(162)	$(314)	$17	$67	$364
State	46	45	(81)	(17)	(13)	71
Total current expense (benefit)	53	(117)	(395)	—	54	435
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	62	151	12	212	145	(226)
Tax utilization expense of operating loss carryforwards	36	43	44	—	—	—
Investment tax credits	(129)	250	311	(148)	(39)	(27)
State	32	(19)	72	112	118	7
Total deferred expense (benefit)	1	425	439	176	224	(246)
Investment tax credit-gross deferral	18	121	42	18	121	42
Investment tax credit-amortization	(4)	(4)	(3)	(3)	(2)	(2)
Total income tax expense	$68	$425	$83	$191	$397	$229

In 2021, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the Q-Pipe Group’s operations, including taxes on the gain, is reflected in discontinued operations. Dominion Energy’s income tax expense reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax gain on the sale.

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

Discontinued Operations

Income tax expense (benefit) reflected in discontinued operations is $8 million, $188 million, and $(204) million for the years ended December 31, 2022, 2021 and 2020, respectively. 2021 income taxes include a $14 million benefit related to finalizing income tax returns on the GT&S Transaction and the absence of a $36 million benefit on non-deductible goodwill written off in connection with the sale of the Q-Pipe Group. The 2020 income tax expense reflects a charge of $81 million for the write-off of tax-related regulatory assets associated with the Atlantic Coast Pipeline Project and the absence of a $236 million benefit on non-deductible goodwill written off in connection with the GT&S Transaction.

Continuing Operations

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	8.7	—	—
Recognition of taxes - privatization intercompany gain	—	—	—	2.4	—	—
State taxes, net of federal benefit	3.9	2.6	2.0	4.6	4.6	4.8
Investment tax credits	(12.7)	(3.2)	(9.6)	(9.1)	(3.0)	(4.5)
Production tax credits	(1.4)	(0.4)	(0.7)	(1.0)	(0.6)	(0.7)
Valuation allowances	—	0.1	0.9	—	—	—
Reversal of excess deferred income taxes	(11.5)	(3.2)	(5.4)	(3.8)	(2.1)	(2.2)
State legislative change	(0.2)	(0.7)	—	—	(0.7)	—
Change in tax status	—	—	(1.7)	—	—	—
AFUDC—equity	(0.7)	(0.4)	(0.2)	(0.4)	(0.5)	—
Changes in state deferred taxes associated with assets held for sale	0.5	(0.3)	(3.2)
Absence of tax on noncontrolling interest	—	(0.1)	3.8
Settlements of uncertain tax positions	—	(1.2)	—	—	—	—
Employee stock ownership plan deduction	(0.8)	(0.3)	(0.9)
Other, net	(0.3)	(0.2)	(0.1)	(0.1)	0.1	(0.1)
Effective tax rate	6.5%	13.7%	5.9%	13.6%	18.8%	18.3%

As described in Note 3, Dominion Energy sold 100% of the equity interests in Hope in a stock sale for income tax purposes. Dominion Energy’s 2022 effective tax rate reflects the current income tax expense on the sale of Hope’s stock. As described in Note 9, Virginia Power transferred its existing privatization operations in Virginia to Dominion Energy, and Dominion Energy contributed these assets to Dominion Privatization. As the original owner of these privatization assets, Virginia Power is required to recognize the income tax expense on Dominion Energy’s transaction with Dominion Privatization. As such, Virginia Power’s effective tax rate reflects an income tax expense of $34 million on this transaction.

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

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2022	2021	2022	2021
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,869	$3,025	$1,535	$1,373
Total deferred income tax liabilities	9,267	9,397	4,701	4,286
Total net deferred income tax liabilities	$6,398	$6,372	$3,166	$2,913
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$5,545	$6,017	$3,355	$3,327
Excess deferred income taxes	(1,060)	(1,107)	(616)	(629)
Unrecovered NND Project costs	479	508
DESC rate refund	(89)	(113)
Toshiba Settlement	(162)	(189)
Nuclear decommissioning	1,001	1,114	311	324
Deferred state income taxes	892	857	566	420
Federal benefit of deferred state income taxes	(199)	(179)	(119)	(88)
Deferred fuel, purchased energy and gas costs	579	189	403	126
Pension benefits	414	362	(105)	(119)
Other postretirement benefits	73	73	111	93
Loss and credit carryforwards	(1,790)	(1,571)	(751)	(537)
Valuation allowances	138	140	7	6
Partnership basis differences	470	398
Other	107	(127)	4	(10)
Total net deferred income tax liabilities	$6,398	$6,372	$3,166	$2,913
Deferred Investment Tax Credits – Regulated Operations	300	286	286	270
Total Deferred Taxes and Deferred Investment Tax Credits	$6,698	$6,658	$3,452	$3,183

At December 31, 2022, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$794	$167	$—	2037
Federal investment credits	—	874	—	2036-2042
Federal production and other credits	—	84	—	2036-2042
State losses	5,711	306	(51)	2023-2042
State minimum tax credits	—	271	—	No expiration
State investment and other credits	—	128	(87)	2023-2032
Total	$6,505	$1,830	$(138)

At December 31, 2022, Virginia Power had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$—	$—	$—
Federal investment credits	—	631	—	2036-2042
Federal production and other credits	—	80	—	2036-2042
State losses	513	31	—	2042
State investment and other credits	—	9	(7)	2024
Total	$513	$751	$(7)

A reconciliation of changes in Dominion Energy’s unrecognized tax benefits follows. Virginia Power does not have any unrecognized tax benefits in the periods presented:

	Dominion Energy
	2022	2021	2020
(millions)
Beginning balance	$128	$167	$175
Increases-prior period positions	8	48	18
Decreases-prior period positions	(8)	(59)	(19)
Increases-current period positions	2	2	1
Settlements with tax authorities	(3)	(26)	—
Expiration of statutes of limitations	(10)	(4)	(8)
Ending balance	$117	$128	$167

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $64 million, $72 million and $140 million at December 31, 2022, 2021 and 2020, respectively. In discontinued operations, these unrecognized tax benefits were $33 million at both December 31, 2022 and 2021. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $7 million, $34 million and $6 million in 2022, 2021 and 2020, respectively. For discontinued operations, the change in these unrecognized tax benefits increased income tax expense by $5 million in 2020.

Dominion Energy participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of tax years through 2019. The statute of limitations has not yet expired for years after 2018. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax years 2021 and 2020, no material adjustments are expected. The IRS examination of tax year 2022 is ongoing.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2023 by up to $39 million for Dominion Energy. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $26 million for Dominion Energy. Otherwise, with regard to 2022 and prior years, the Companies cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2023.

For each of the major states in which Dominion Energy operates or previously operated, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2012
Connecticut	2019
Virginia(2)	2019
Utah	2019
South Carolina	2019

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

NOTE 6. FAIR VALUE MEASUREMENTS

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 2. See Note 7 for additional information about the Companies’ derivative and hedge accounting activities.

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

The following table presents the Companies' quantitative information about Level 3 fair value measurements at December 31, 2022. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	$214	2-24	6	$214	2-24	6
Electricity	Discounted cash flow	Market price (per MWh)	(3)	201	27-110	51	—	—	—
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	22	3-16	10	22	3-16	10
		Price volatility	(4)		11%-63%	45%		11%-63%	45%
Total assets				$437			$236
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$10	(2)-4	(1)	$10	(2)-4	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	5	2-12	5	5	2-12	5
Total liabilities				$15			$15
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

Nonrecurring Fair Value Measurements

See Note 3 for information on the nonrecurring fair value measurement associated with Dominion Energy's acquisition of Birdseye and its retained noncontrolling interest in Cove Point. See Note 9 for information regarding nonrecurring fair value measurements associated with charges related to Fowler Ridge, Dominion Energy's noncontrolling interest in businesses and assets contributed to Wrangler and Dominion Energy's noncontrolling ownership interest in Dominion Privatization. See Note 10 for information regarding impairment charges recorded by Dominion Energy associated with nonregulated solar facilities and non-wholly-owned nonregulated solar facilities in partnerships.

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

In 2021, Dominion Energy recorded a charge of $16 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using both an income and market approach, of $26 million. The valuation is considered a Level 3 measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates inherent in the future cash flows and market prices. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both December 31, 2022 and 2021.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in the Companies' pension and other postretirement benefit plans are presented in Note 22.

The following table presents the Companies' assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2022
Assets
Derivatives:
Commodity	$—	$332	$437	$769	$—	$32	$236	$268
Interest rate	—	1,407	—	1,407	—	614	—	614
Investments(1):
Equity securities:
U.S.	3,810	—	—	3,810	2,028	—	—	2,028
Fixed income:
Corporate debt instruments	—	576	—	576	—	360	—	360
Government securities	161	1,059	—	1,220	90	542	—	632
Total assets	$3,971	$3,374	$437	$7,782	$2,118	$1,548	$236	$3,902
Liabilities
Derivatives:
Commodity	$—	$911	$15	$926	$—	$333	$15	$348
Interest rate	—	377	—	377	—	7	—	7
Foreign currency exchange rate	—	101	—	101	—	101	—	101
Total liabilities	$—	$1,389	$15	$1,404	$—	$441	$15	$456
December 31, 2021
Assets
Derivatives:
Commodity	$—	$52	$230	$282	$—	$36	$110	$146
Interest rate	—	323	—	323	—	146	—	146
Foreign currency exchange rate	—	8	—	8	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,241	—	—	5,241	2,420	—	—	2,420
Fixed income:
Corporate debt instruments	—	881	—	881	—	531	—	531
Government securities	199	1,256	—	1,455	93	506	—	599
Cash equivalents and other	(29)	—	—	(29)	(3)	—	—	(3)
Total assets	$5,411	$2,520	$230	$8,161	$2,510	$1,227	$110	$3,847
Liabilities
Derivatives:
Commodity	$—	$461	$8	$469	$—	$125	$8	$133
Interest rate	—	399	—	399	—	337	—	337
Total liabilities	$—	$860	$8	$868	$—	$462	$8	$470

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $404 million and $366 million of assets at Dominion Energy, inclusive of $161 million and $185 million at Virginia Power, at December 31, 2022 and 2021, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy			Virginia Power
	2022	2021	2020	2022	2021	2020
(millions)
Beginning balance	$222	$103	$(37)	$102	$103	$(37)
Total realized and unrealized gains (losses):
Included in earnings:
Operating Revenue	2	(9)	—	—	—	—
Electric fuel and other energy-related purchases	444	10	(33)	382	4	(33)
Discontinued operations	—	—	1	—	—	—
Included in regulatory assets/liabilities	183	119	140	102	(1)	140
Settlements	(455)	(10)	33	(393)	(4)	33
Purchases	28	—	—	28	—	—
Sales	—	—	(1)	—	—	—
Transfers out of Level 3	(2)	9	—	—	—	—
Ending balance	$422	$222	$103	$221	$102	$103

The Companies’ had no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2022, 2021 and 2020.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
December 31, 2022
Long-term debt(2)	$39,680	$36,426	$15,616	$14,067
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,340
December 31, 2021
Long-term debt(2)	$35,996	$40,947	$13,753	$16,021
Junior subordinated notes(2)	1,386	1,470

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. At December 31, 2021, the carrying amount of Dominion Energy’s long-term debt included the valuation of certain fair value hedges associated with fixed-rate debt of $2 million. There were no fair value hedges associated with fixed-rate debt at December 31, 2022.
NOTE 7. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

See Note 2 for the Companies’ accounting policies, objectives, and strategies for using derivative instruments. See Notes 2 and 6 for further information about fair value measurements and associated valuation methods for derivatives.

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

Balance Sheet Presentation

The tables below present the Companies' derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
December 31, 2022
Commodity contracts:
Over-the-counter	$408	$28	$—	$380	$238	$7	$—	$231
Exchange	160	159	—	1	—	—	—	—
Interest rate contracts:
Over-the-counter	1,407	248	—	1,159	614	38	—	576
Total derivatives, subject to a master netting or similar arrangement	$1,975	$435	$—	$1,540	$852	$45	$—	$807
December 31, 2021
Commodity contracts:
Over-the-counter	$153	$13	$—	$140	$110	$8	$—	$102
Exchange	9	7	—	2	7	7	—	—
Interest rate contracts:
Over-the-counter	323	49	—	274	146	20	—	126
Foreign currency exchange rate contracts:
Over-the-counter	8	—	—	8	8	—	—	8
Total derivatives, subject to a master netting or similar arrangement	$493	$69	$—	$424	$271	$35	$—	$236
(1)
Excludes derivative assets of $201 million and $120 million at Dominion Energy, and $30 million and $29 million at Virginia Power, at December 31, 2022 and 2021, respectively, which are not subject to master netting or similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
December 31, 2022
Commodity contracts:
Over-the-counter	$443	$34	$71	$338	$146	$13	$71	$62
Exchange	483	159	324	—	176	—	176	—
Interest rate contracts:
Over-the-counter	377	210	1	166	7	—	—	7
Foreign currency exchange rate contracts:
Over-the-counter	101	32	—	69	101	32	—	69
Total derivatives, subject to a master netting or similar arrangement	$1,404	$435	$396	$573	$430	$45	$247	$138
December 31, 2021
Commodity contracts:
Over-the-counter	$95	$13	$54	$28	$84	$8	$54	$22
Exchange	374	7	367	—	43	7	36	—
Interest rate contracts:
Over-the-counter	399	49	11	339	337	20	—	317
Total derivatives, subject to a master netting or similar arrangement	$868	$69	$432	$367	$464	$35	$90	$339
(1)
Excludes derivative liabilities of $26 million and $6 million at Virginia Power at December 31, 2022 and 2021, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2022 or 2021 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies' derivative activity as of December 31, 2022. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	50	2	41	2
Basis(1)	154	414	140	407
Electricity (MWh in millions):
Fixed price	16	35	8	9
FTRs	45	—	45	—
Oil (Gal in millions)	6	—	6	—
Interest rate(2) (in millions)	$2,003	$10,707	$1,600	$1,950
Foreign currency exchange rate(2) (in millions)
Danish Krone	394 kr.	4,167 kr.	394 kr.	4,167 kr.
Euro	€780	€2,131	€780	€2,131

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in the Companies' Consolidated Balance Sheets at December 31, 2022:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(249)	$(33)	396 months	$16	$(1)	396 months
Total	$(249)	$(33)		$16	$(1)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings and presented in the same line item. There were no derivative instruments designated as fair value hedges during the years ended December 31, 2022, 2021 and 2020.

The following table presents the amounts recorded on Dominion Energy's Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges all of which related to discontinued hedging relationships at both December 2022 and 2021, respectively:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
(millions)
Long-term debt	$—	$(352)	$—	$(2)

Virginia Power had no amounts recorded in its Consolidated Balance Sheets related to fair value hedges at December 31, 2022 or 2021.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of the Companies' derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy			Virginia Power
	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$532	$532	$—	$264	$264
Interest rate	501	104	605	501	—	501
Total current derivative assets	501	636	1,137	501	264	765
Noncurrent Assets
Commodity	—	237	237	—	4	4
Interest rate	113	689	802	113	—	113
Total noncurrent derivative assets(1)	113	926	1,039	113	4	117
Total derivative assets	$614	$1,562	$2,176	$614	$268	$882
LIABILITIES
Current Liabilities
Commodity	$—	$700	$700	$—	$290	$290
Interest rate	—	70	70	—	—	—
Foreign currency exchange rate	—	8	8	—	8	8
Total current derivative liabilities	—	778	778	—	298	298
Noncurrent Liabilities
Commodity	—	226	226	—	58	58
Interest rate	7	300	307	7	—	7
Foreign currency exchange rate	—	93	93	—	93	93
Total noncurrent derivative liabilities(2)	7	619	626	7	151	158
Total derivative liabilities	$7	$1,397	$1,404	$7	$449	$456
At December 31, 2021
ASSETS
Current Assets
Commodity	$—	$103	$103	$—	$74	$74
Interest rate	1	17	18	1	—	1
Foreign currency exchange rate	—	1	1	—	1	1
Total current derivative assets	1	121	122	1	75	76
Noncurrent Assets
Commodity	—	179	179	—	72	72
Interest rate	145	160	305	145	—	145
Foreign currency exchange rate	—	7	7	—	7	7
Total noncurrent derivative assets(1)	145	346	491	145	79	224
Total derivative assets	$146	$467	$613	$146	$154	$300
LIABILITIES
Current Liabilities
Commodity	$—	$304	$304	$—	$92	$92
Interest rate	42	13	55	42	—	42
Total current derivative liabilities	42	317	359	42	92	134
Noncurrent Liabilities
Commodity	—	165	165	—	41	41
Interest rate	295	49	344	295	—	295
Total noncurrent derivative liabilities(2)	295	214	509	295	41	336
Total derivative liabilities	$337	$531	$868	$337	$133	$470
(1)
Virginia Power’s noncurrent derivative assets are presented in other deferred charges and other assets in its Consolidated Balance Sheets.
(2)
Virginia Power’s noncurrent derivative liabilities are presented in other deferred credits and other liabilities in its Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies' derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income:

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$89	$(57)	$855	$80	$(2)	$854
Total	$89	$(57)	$855	$80	$(2)	$854
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Commodity(4)		$(1)
Interest rate(3)	$21	(60)	$135	$17	$(3)	$130
Total	$21	$(61)	$135	$17	$(3)	$130
Year Ended December 31, 2020
Derivative type and location of gains (losses):
Commodity:
Operating revenue		$25
Purchased gas		(4)
Discontinued operations		2
Total commodity	$—	$23	$—	$—	$—	$—
Interest rate:
Interest and related charges		$(83)		$(37)	$(2)	$(338)
Discontinued operations		(236)
Total interest rate	$(309)	$(319)	$(332)	$(37)	$(2)	$(338)
Foreign currency exchange rate(5)	(11)	(6)	—			—
Total	$(320)	$(302)	$(332)	$(37)	$(2)	$(338)
(1)
Amounts deferred into AOCI have no associated effect in the Companies' Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies' Consolidated Statements of Income.
(3)
Amounts recorded in the Companies' Consolidated Statements of Income are classified in interest and related charges.
(4)
Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in purchased gas.
(5)
Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in discontinued operations.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(721)	$(487)	$73	$(303)	$(62)	$(104)
Purchased gas	13	(1)	(20)
Electric fuel and other energy-related purchases	514	16	(104)	453	9	—
Discontinued operations	—	—	(11)
Interest rate:
Interest and related charges	650	97	87
Discontinued operations	—	—	5
Foreign currency exchange rate:
Discontinued operations	—	—	12
Total	$456	$(375)	$42	$150	$(53)	$(104)

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies' Consolidated Statements of Income.
(2)
Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant and equipment and regulatory assets/liabilities that will begin to amortize once the CVOW Commercial Project is placed in service.
NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2022	2021	2020
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$985	$2,647	$1,583
Preferred stock dividends (see Note 19)	(93)	(68)	(65)
Net income attributable to Dominion Energy from continuing operations - Basic	892	2,579	1,518
Dilutive effect of 2019 Equity Units(1)	—	—	(11)
Net income attributable to Dominion Energy from continuing operations - Diluted	$892	$2,579	$1,507
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$9	$641	$(1,984)
Average shares of common stock outstanding – Basic	823.9	807.8	831.0
Net effect of dilutive securities(2)	0.9	0.7	—
Average shares of common stock outstanding – Diluted	824.8	808.5	831.0
EPS from continuing operations - Basic	$1.08	$3.19	$1.83
EPS from discontinued operations - Basic	0.01	0.79	(2.39)
EPS attributable to Dominion Energy - Basic	$1.09	$3.98	$(0.56)
EPS from continuing operations - Diluted	$1.08	$3.19	$1.82
EPS from discontinued operations - Diluted	0.01	0.79	(2.39)
EPS attributable to Dominion Energy - Diluted	$1.09	$3.98	$(0.57)
(1)
As discussed in Note 19, effective in June 2022 through its redemption in September 2022, the Series A Preferred Stock was considered to be mandatorily redeemable and was classified in current liabilities. In accordance with revised accounting standards effective January 2022, a fair value adjustment, if dilutive, of the Series A Preferred Stock was no longer included in applying the if converted method to the 2019 Equity Units. In addition, diluted net income was no longer reduced by the Series A Preferred Stock dividends. No fair value adjustment was necessary for 2021.
(2)
Dilutive securities for 2022 and 2021 consist primarily of stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method) as well as forward sales agreements entered into in November 2021 and settled in December 2022 (applying the treasury stock method). See Notes 20 and 23 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, were potentially dilutive instruments. See Notes 3 and 19 for additional information.

For the year ended December 31, 2022, the 2019 Equity Units, applying the if converted method as updated effective January 2022, for the period prior to settlement in June 2022, were excluded from the calculation of diluted earnings per share from continuing operations as the effects were anti-dilutive.

For the years ended December 31, 2021 and 2020, the forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS from continuing operations, but a fair value adjustment is reflected within net income attributable to Dominion Energy from continuing operations for the calculation of diluted EPS from continuing operations for the year ended December 31, 2020, based upon the expectation that the conversion would be settled in cash rather than through the issuance of Dominion Energy common stock. As described in Note 19, effective November 2021 any settlement of the conversion up to $1,000 per share was payable in cash, and any amount in excess of $1,000 per share could have been settled in cash, common stock or a combination thereof. For the year ended December 31, 2021, a fair value adjustment related to the Series A Preferred Stock included within the 2019 Equity Units is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation for the years ending December 31, 2021 and 2020 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of shares of Dominion Energy common stock.

NOTE 9. INVESTMENTS

Dominion Energy

Equity and Debt Securities

Short-Term Deposit

In May 2022, Dominion Energy entered into an agreement with a financial institution and committed to make a short-term deposit of at least $1.6 billion but not more than $2.0 billion to be posted as collateral to secure its $1.6 billion redemption obligation of the Series A Preferred Stock as described in Note 19. In May 2022, Dominion Energy funded the short-term deposit in the amount of $2.0 billion, which earned interest income at an annual rate of 1.75% through its maturity in September 2022.

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $111 million and $122 million at December 31, 2022 and 2021, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies' decommissioning trust funds are summarized below:

		Dominion Energy					Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2022
Equity securities:(1)
U.S.	$1,378	$2,501	$(46)			$3,833	$858	$1,304	$(35)			$2,127
Fixed income securities:(2)
Corporate debt instruments	640	1	(65)		$—	576	406	1	(47)		$—	360
Government securities	1,252	4	(70)		—	1,186	664	2	(35)		—	631
Common/ collective trust funds	98	—	—		—	98	61	—	—		—	61
Insurance contracts	221	—	—			221
Cash equivalents and other(3)	43	—	—		—	43	23	—	—		—	23
Total	$3,632	$2,506	$(181)	(4)	$—	$5,957	$2,012	$1,307	$(117)	(4)	$—	$3,202
December 31, 2021
Equity securities:(1)
U.S.	$1,567	$3,734	$(13)			$5,288	$841	$1,720	$(11)			$2,550
Fixed income securities:(2)
Corporate debt instruments	854	32	(5)		$—	881	517	17	(3)		$—	531
Government securities	1,382	43	(7)		—	1,418	584	16	(2)		—	598
Common/ collective trust funds	168	4	—		—	172	53	—	—		—	53
Insurance contracts	255	—	—			255
Cash equivalents and other(3)	9	2	(75)		—	(64)	2	—	—		—	2
Total	$4,235	$3,815	$(100)	(4)	$—	$7,950	$1,997	$1,753	$(16)	(4)	$—	$3,734

(1)
Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Changes in allowance for credit losses are included in other income.
(3)
Dominion Energy includes pending sales of securities of $42 million and pending purchases of securities of $35 million at December 31, 2022 and 2021, respectively. Virginia Power includes pending sales of securities of $24 million and $5 million at December 31, 2022 and 2021, respectively.
(4)
Dominion Energy's fair value of securities in an unrealized loss position was $1.6 billion and $883 million at December 31, 2022 and 2021, respectively. Virginia Power's fair value of securities in an unrealized loss position was $946 million and $425 million at December 31, 2022 and 2021, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power's nuclear decommissioning trusts is summarized below:

	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Net gains (losses) recognized during the period	$(848)	$1,072	$512	$(436)	$552	$224
Less: Net (gains) losses recognized during the period on securities sold during the period	8	(346)	(16)	(7)	(190)	(6)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(840)	$726	$496	$(443)	$362	$218
(1)
Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy and Virginia Power's fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2022 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$146	$80
Due after one year through five years	511	280
Due after five years through ten years	442	279
Due after ten years	761	413
Total	$1,860	$1,052

Presented below is selected information regarding Dominion Energy and Virginia Power's equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy			Virginia Power
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Proceeds from sales	$3,282	$3,985	$4,278	$1,538	$1,791	$884
Realized gains(1)	143	441	340	48	228	88
Realized losses(1)	296	91	297	107	35	68
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

EQUITY METHOD INVESTMENTS

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

			Investment
Company	Ownership%		Balance				Description
As of December 31,			2022		2021
(millions)
Cove Point	50%		$2,673		$2,738		LNG import/export and storage facility
Atlantic Coast Pipeline	53%		—	(3)	—	(3)	Gas transmission system
Wrangler	—	(2)	—		68		Nonregulated retail energy marketing
Align RNG(1)	50%		103		74		Renewable natural gas
Dominion Privatization	50%		176		—		Military electric and gas
Other	various		60		52
Total			$3,012		$2,932
(1)
Dominion Energy’s unfunded commitment to be made to Align RNG by the end of 2022 was $8 million at December 31, 2021. The commitment was fully paid in January 2022.
(2)
Dominion Energy’s sold its remaining 15% ownership interest in March 2022, following a previous sale of 5% of its ownership interest in 2021. See discussion below.
(3)
Dominion Energy’s Consolidated Balance Sheets include a liability associated with its investment in Atlantic Coast Pipeline of $114 million and $113 million at December 31, 2022 and 2021, respectively, presented in other current liabilities. See discussion below for additional information.

Dominion Energy recorded equity earnings on its investments of $299 million, $276 million and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively, in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity losses of $7 million, $20 million and $2.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions from these investments of $355 million, $328 million and $102 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $223 million and $244 million, respectively. At December 31, 2022, these differences are comprised of $9 million of equity method goodwill that is not being amortized, $215 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(1) million basis difference primarily attributable to capitalized interest. At December 31, 2021, these differences are comprised of $27 million of equity method goodwill that is not being amortized, $221 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(4) million basis difference primarily attributable to an unfunded commitment made to Align RNG.

Cove Point

In November 2020, in conjunction with the GT&S Transaction, Dominion Energy sold 100% of its general partner interest and 25% of the total limited partner interest in Cove Point. Dominion Energy retained a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment as Dominion Energy has the ability to exercise significant influence over, but not control, Cove Point. See Note 3 for further information regarding the GT&S Transaction.

Income before income taxes recorded for 100% of Cove Point for the years ended December 31, 2022, 2021 and 2020 was $574 million, $528 million and $511 million, respectively. For the periods prior to closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented in discontinued operations. Subsequent to the closing of the GT&S Transaction, earnings attributable to Dominion Energy are presented within earnings from equity method investees in its Consolidated Statements of Income. In 2020, earnings attributable to Dominion Energy of $40 million are presented within earnings from equity method investees in its Consolidated Statements of Income.

Dominion Energy recorded distributions from Cove Point of $344 million, $300 million and $70 million for the years ended December 31, 2022, 2021 and 2020 (after the date of disposal), respectively. Dominion Energy made no contributions to Cove Point for the years ended December 31, 2022, 2021 or 2020 (after the date of disposal).

All activity relating to Dominion Energy’s noncontrolling interest in Cove Point is recorded within Contracted Assets. See Note 3 for further information regarding the GT&S Transaction.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke Energy and Southern, announced the formation of Atlantic Coast Pipeline for the purpose of constructing an approximately 600

-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Subsidiaries and affiliates of Dominion Energy, Duke Energy and Southern had planned to be customers of the pipeline under 20-year contracts.

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

The Atlantic Coast Pipeline Project had been the subject of challenges in federal courts including, among others, challenges of the Atlantic Coast Pipeline Project’s biological opinion and incidental take statement, permits providing right of way crossings of certain federal lands, the U.S. Army Corps of Engineers 404 permit, the air permit for a compressor station at Buckingham, Virginia, and the FERC order approving the CPCN. Each of these challenges alleged non-compliance on the part of federal and state permitting authorities and adverse ecological consequences if the Atlantic Coast Pipeline Project was permitted to proceed. Since December 2018, notable developments in these challenges included a stay in December 2018 issued by the U.S. Court of Appeals for the Fourth Circuit and the same court’s July 2019 vacatur of the biological opinion and incidental take statement (which stay and subsequent vacatur halted most project construction activity), the U.S. Court of Appeals for the Fourth Circuit decisions vacating the permits to cross certain federal forests and the air permit for a compressor station at Buckingham, Virginia, the U.S. Court of Appeals for the Fourth Circuit’s remand to the U.S. Army Corps of Engineers of Atlantic Coast Pipeline’s Huntington District 404 verification and the U.S. Court of Appeals for the Fourth Circuit’s remand to the National Park Service of Atlantic Coast Pipeline’s Blue Ridge Parkway right-of-way. In June 2019, the Solicitor General of the U.S. and Atlantic Coast Pipeline filed petitions requesting that the Supreme Court of the U.S. hear the case regarding the Appalachian Trail crossing and in June 2020, the Supreme Court of the U.S. ruled in favor of the Atlantic Coast Pipeline, reversing the lower court’s decision and remanding the case back to the U.S. Court of Appeals for the Fourth Circuit.

The project also faced new and serious challenges from uncertainty related to NWP 12, specifically, from the decision of the U.S. District Court for the District of Montana in April 2020 vacating an NWP 12 issued by the U.S. Army Corps of Engineers, including among other things gas pipelines, followed by a U.S. Court of Appeals for the Ninth Circuit ruling in May 2020 denying a stay of that decision. In July 2020, the Supreme Court of the U.S. issued an order allowing other new oil and gas pipeline projects to use the NWP 12 process pending appeal to the U.S. Court of Appeals for the Ninth Circuit; however, that did not decrease the uncertainty associated with an eventual ruling. The Montana district court decision was viewed as likely to prompt similar challenges in other federal circuit courts related to permits issued under NWP 12, including for the Atlantic Coast Pipeline Project.

In July 2020, as a result of ongoing permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

Dominion Energy recorded equity method losses of $2.3 billion ($1.8 billion after-tax) for the year ended December 31, 2020, as a result of the determination of the probable abandonment of the Atlantic Coast Pipeline Project in June 2020, and $7 million ($5 million after-tax) and $20 million ($14 million after-tax) for the years ended December 31, 2022 and 2021, respectively. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at December 31, 2022 and 2021 include a liability of $114 million and $113 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

In October 2017, Dominion Energy entered into a guarantee agreement to support a portion of Atlantic Coast Pipeline’s obligation under a $3.4 billion revolving credit facility with a stated maturity date of October 2021. In July 2020, the capacity of the revolving credit facility was reduced from $3.4 billion to $1.9 billion. In February 2021, Atlantic Coast Pipeline repaid the outstanding borrowed amounts and terminated its revolving credit facility. Concurrently, Dominion Energy’s related guarantee agreement to support its portion of the Atlantic Coast Pipeline’s borrowings was also terminated. In 2020, Dominion Energy recorded a $48 million adjustment related to this guarantee agreement, reflected within equity as a cumulative effect of a change in accounting principle upon adoption of a new credit loss standard in January 2020.

Dominion Energy recorded contributions of $3 million, $965 million and $107 million during the years ended December 31, 2022, 2021 and 2020, respectively, to Atlantic Coast Pipeline.

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

DETI provided services to Atlantic Coast Pipeline which totaled $49 million during the year ended December 31, 2020 (prior to closing of the GT&S Transaction), included in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

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

Wrangler

In September 2019, Dominion Energy entered into an agreement to form Wrangler, a partnership with Interstate Gas Supply, Inc. Wrangler operated a nonregulated natural gas retail energy marketing business with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash. At December 31, 2021 Dominion Energy had a 15% noncontrolling ownership interest in Wrangler, which was accounted for as an equity method investment as Dominion Energy had the ability to exercise significant influence, but not control, over the investee.

After an initial contribution of assets to Wrangler in 2019 for which Dominion Energy received cash and a 20% noncontrolling ownership interest in Wrangler, Dominion Energy completed a second contribution in November 2020, consisting of certain nonregulated natural gas retail energy contracts for which Dominion Energy received $74 million in cash proceeds and retained a 20% noncontrolling ownership interest through its ownership interest in Wrangler in the contracts valued at $13 million using the market approach. This valuation is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In connection with the transaction, Dominion Energy recorded a gain of $64 million presented in losses (gains) on sales of assets, and an associated tax expense of $19 million, in the Consolidated Statements of Income for the year ended December 31, 2020.

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

Subsequently in December 2021, Dominion Energy sold 5% of its noncontrolling ownership interest in Wrangler to Interstate Gas Supply, Inc. for $33 million and recorded a gain of $10 million, presented in other income, and an associated tax expense of $3 million, in the Consolidated Statements of Income for the year ended December 31, 2021. In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income, in its Consolidated Statements of Income for the year ended December 31, 2022.

All activity relating to Wrangler is recorded within the Corporate and Other segment.

Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Privatization, through its wholly-owned subsidiaries, will maintain and operate electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations. Under the agreement, Dominion Energy would contribute its existing privatization operations, excluding contracts held by DESC, and Patriot would contribute cash.

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

The second contribution, consisting of privatization operations in Virginia, closed in December 2022 for which Dominion Energy received total consideration of $215 million, subject to customary closing adjustments, comprised of $108 million in cash proceeds and retention of its 50% noncontrolling ownership interest valued at $107 million using the market approach. This is considered a Level 2 fair value measurement given that it is based on the agreed-upon sales price. In the fourth quarter of 2022, Dominion Energy recorded a gain of $133 million ($99 million after-tax), presented in losses (gains) on sales of assets in its Consolidated Statements of Income.

All activity related to Dominion Privatization is reflected within the Corporate and Other segment.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

	Dominion Energy		Virginia Power
At December 31,	2022	2021	2022	2021
(millions)
Dominion Energy
Utility:
Generation	$23,720	$23,378	$17,611	$17,325
Transmission	16,857	15,430	13,034	11,760
Distribution	30,624	28,953	14,681	13,621
Storage	491	455	—	—
Nuclear fuel	2,373	2,306	1,823	1,702
General and other	4,630	4,373	1,019	912
Plant under construction	5,678	3,898	4,685	2,865
Total utility	84,373	78,793	52,853	48,185
Non-jurisdictional - including plant under construction	1,834	1,694	1,834	1,694
Nonutility:
Nonregulated generation-nuclear	1,935	1,773	—	—
Nonregulated generation-solar	495	2,026	—	—
Nuclear fuel	954	1,056	—	—
Other-including plant under construction	1,611	1,161	10	11
Total nonutility	4,995	6,016	10	11
Total property, plant and equipment	$91,202	$86,503	$54,697	$49,890

Jointly-Owned Power Stations

The Companies proportionate share of jointly-owned power stations at December 31, 2022 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,066	2,540	611	1,487	1,532
Accumulated depreciation	(730)	(1,402)	(282)	(563)	(724)
Nuclear fuel	—	792	—	551	550
Accumulated amortization of nuclear fuel	—	(602)	—	(459)	(347)
Plant under construction	3	253	—	68	87

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

Nonregulated Solar Projects

The following table presents acquisitions by Virginia Power of non-jurisdictional solar projects (reflected in Dominion Energy Virginia). Virginia Power has claimed or expects to claim federal investment tax credits on the projects, except as otherwise noted.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Grasshopper(2)	August 2018	May 2019	Virginia	128	October 2020	80
Chestnut	August 2018	May 2019	North Carolina	127	January 2020	75
Ft. Powhatan	June 2019	June 2019	Virginia	267	January 2022	150
Belcher(3)	June 2019	August 2019	Virginia	164	June 2021	88
Bedford	August 2019	November 2019	Virginia	106	November 2021	70
Maplewood	October 2019	October 2019	Virginia	210	December 2022	120
Rochambeau	December 2019	January 2020	Virginia	35	December 2021	20
Pumpkinseed	May 2020	May 2020	Virginia	138	September 2022	60
Bookers Mill	February 2021	June 2021	Virginia	225	Expected 2023(4)	127
(1)
Includes acquisition costs.
(2)
Referred to as Butcher Creek once placed in service.
(3)
Referred to as Desper once placed in service.
(4)
Virginia Power expects to claim production tax credits on the energy generated and sold by project.

In addition, the following table presents acquisitions by Dominion Energy of solar projects (reflected in Contracted Assets). Dominion Energy has claimed or expects to claim federal investment tax credits on the projects, except as otherwise noted.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Greensville	August 2019	August 2019	Virginia	$127	December 2020	80
Myrtle	August 2019	August 2019	Virginia	32	June 2020	15
Blackville	May 2020	May 2020	South Carolina	12	December 2020	7
Denmark	May 2020	May 2020	South Carolina	14	December 2020	6
Yemassee	May 2020	August 2020	South Carolina	17	January 2021	10
Trask	May 2020	October 2020	South Carolina	22	March 2021	12
Hardin I	June 2020	June 2020	Ohio	240	Split(2)	150
Madison	July 2020	July 2020	Virginia	165	Expected 2024(3)	62
Hardin II	August 2020	Terminated(4)
Atlanta Farms	March 2022	May 2022	Ohio	390	Expected split(3)(5)	200
(1)
Includes acquisition costs.
(2)
In December 2020 and January 2021, 97 MW and 53 MW of the project commenced commercial operations, respectively.
(3)
Dominion Energy expects to claim production tax credits on the energy generated and sold by project.
(4)
In January 2023, Dominion Energy terminated its agreement, without penalty, to acquire Hardin II.
(5)
Expected to be split between 2023 and 2024.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities (reflected in Dominion Energy Virginia), primarily at schools in Virginia. As of December 31, 2022, Dominion Energy had placed in service solar facilities with an aggregate generation capacity of 23 MW at a cost of $48 million and anticipates placing additional facilities in service by the end of 2023 with an estimated total projected cost of approximately $39 million and an aggregate generation capacity of 17 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Impairment

In the fourth quarter of 2022, Dominion Energy modified its intentions for the ongoing growth and development of its nonregulated solar generation assets as part of the preliminary stages of its comprehensive business review announced in November 2022. In connection with that determination, Dominion Energy expects that it is more likely than not that the nonregulated solar generation projects within Contracted Assets will be sold before the end of their useful lives and therefore evaluated the associated long-lived assets for recoverability. Given their strategic alignment with Virginia Power’s operations, the non-jurisdictional solar generation projects reflected in Dominion Energy Virginia were not further evaluated for recoverability. Using a probability-weighted approach,

Dominion Energy determined Contracted Assets’ nonregulated solar generation assets were impaired and recorded a charge of $1.5 billion ($1.1 billion after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2022 to adjust the property, plant and equipment, intangible assets and right-of-use lease assets down to an estimated fair value of $665 million in aggregate. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

Non-Wholly-Owned Nonregulated Solar Facilities

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

Sale of Utility Property

In 2022, Dominion Energy completed the sales of certain utility property in South Carolina, as approved by the South Carolina Commission, for total cash consideration of $20 million. In connection with the sales, Dominion Energy recognized a gain of $20 million ($15 million after-tax), recorded in losses (gains) on sales of assets, in its Consolidated Statements of Income (reflected in Dominion Energy South Carolina) for the year ended December 31, 2022.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2020(1)	$2,106	$3,512	$1,521	$242	$—	$7,381
Acquisition of Birdseye(2)	—	—	—	24	—	24
Balance at December 31, 2021(1)	$2,106	$3,512	$1,521	$266	$—	$7,405
Sale of Hope(2)	—	(110)	—	—	—	(110)
Balance at December 31, 2022(1)	$2,106	$3,402	$1,521	$266	$—	$7,295

(1)
Goodwill amounts do not contain any accumulated impairment losses.
(2)
See Note 3 for more information.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for intangible assets was $115 million, $79 million and $69 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, Dominion Energy acquired $488 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of approximately 3 years. Amortization expense for Virginia Power’s intangible assets was $67 million, $31 million and $28 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, Virginia Power acquired $430 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of 2 years.

The components of intangible assets are as follows:

	2022		2021
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other(1)	$1,854	$986	$1,459	$675
Virginia Power
Software, licenses and other(1)	$1,113	$577	$685	$290
(1)
Includes $253 million and $158 million of RGGI allowances purchased and consumed in 2022 and 2021, respectively, with deferral to a regulatory asset.

Annual amortization expense for these intangible assets is estimated to be as follows:

	2023	2024	2025	2026	2027
(millions)
Dominion Energy	$74	$67	$59	$47	$29
Virginia Power	$33	$30	$26	$20	$10

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
At December 31,	2022	2021	2022	2021
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$603	$251	$133	$131
Deferred project costs and DSM programs for gas utilities(2)	68	53
Unrecovered gas costs(3)	374	191
Deferred rider costs for Virginia electric utility(4)	152	72	152	72
Ashpond and landfill closure costs(5)	221	193	221	193
Deferred nuclear refueling outage costs(6)	83	79	83	79
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	226	226	226	226
Derivatives(9)	262	112	251	105
Other	213	177	74	44
Regulatory assets-current	2,340	1,492	1,140	850
Unrecognized pension and other postretirement benefit costs(10)	989	548	4	3
Deferred rider costs for Virginia electric utility(4)	363	489	363	489
Deferred project costs for gas utilities(2)	703	675
Interest rate hedges(11)	169	899	—	604
AROs and related funding(12)	398	329
NND Project costs(7)	2,088	2,226
Ash pond and landfill closure costs(5)	2,051	2,223	2,049	2,223
Deferred cost of fuel used in electric generation(1)	1,551	409	1,551	409
Deferred early plant retirement charges(8)	—	226	—	226
Derivatives(9)	255	35	148	34
Other	520	584	132	142
Regulatory assets-noncurrent	9,087	8,643	4,247	4,130
Total regulatory assets	$11,427	$10,135	$5,387	$4,980
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	127	181	111	154
Reserve for refunds and rate credits to electric utility customers(14)	125	420	25	306
Income taxes refundable through future rates(15)	152	153	65	63
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	327	69	176	51
Other	148	96	129	73
Regulatory liabilities-current	946	986	506	647
Income taxes refundable through future rates(15)	4,054	4,260	2,272	2,335
Provision for future cost of removal and AROs(13)	2,510	2,331	1,135	1,043
Nuclear decommissioning trust(17)	1,685	2,158	1,685	2,158
Monetization of guarantee settlement(16)	702	831
Interest rate hedges(11)	240	—	240	—
Reserve for refunds and rate credits to electric utility customers(14)	325	448	—	25
Unrecognized pension and other postretirement benefit costs(10)	22	200
Overrecovered other postretirement benefit costs(18)	140	105
Derivatives(9)	235	236	—	62
Other	194	144	167	117
Regulatory liabilities-noncurrent	10,107	10,713	5,499	5,740
Total regulatory liabilities	$11,053	$11,699	$6,005	$6,387

(1)
Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power's electric generation operations and additionally for Dominion Energy, deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations. Dominion Energy reflects a $66 million reduction recorded in 2022 from the application of a portion of the monetization of guarantee settlement previously reflected as regulatory liabilities associated with the approval of DESC’s cost of fuel proceedings. See Note 13 for additional information.

(2)
Primarily reflects amounts expected to be collected from or owed to gas customers in Dominion Energy’s service territories associated with current rider projects, including CEP, PIR and certain amounts related to pipeline integrity management. See Note 13 for additional information.
(3)
Reflects unrecovered gas costs at regulated gas operations, which are recovered through filings with the applicable regulatory authority.
(4)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 for additional information.
(5)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made.
(6)
Legislation in Virginia requires Virginia Power to defer operation and maintenance costs incurred in connection with the refueling of any nuclear-powered generating plant. These deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
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
(11)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of December 31, 2022.
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
(13)
Rates charged to customers by Dominion Energy and Virginia Power's regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
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
(17)
Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Virginia Power's utility nuclear generation stations, in excess of the related AROs.
(18)
Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31, 2022, Dominion Energy and Virginia Power regulatory assets include $5.5 billion and $2.7 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Virginia Regulation – Key Legislation Affecting Operations

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

Virginia 2020 Legislation

In April 2020, the Governor of Virginia signed into law the VCEA, which along with related legislation forms a comprehensive framework affecting Virginia Power’s operations. The VCEA replaces Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045. The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and provides for cost recovery related to participation in a carbon trading program. While the legislation affects several portions of Virginia Power’s operations, key provisions of the GTSA remain in effect, including the triennial review structure and timing, the use of the CCRO and the $50 million cap on revenue reductions in the first triennial review proceeding. Key provisions of the VCEA and related legislation passed include the following:

•
Fossil Fuel Electric Generation: The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposed a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. This temporary moratorium concluded in January 2022. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities. Virginia Power also revised the depreciable lives of Altavista, Southampton and Hopewell for the mandated retirement to the end of 2028, which will not have a material impact to Virginia Power’s results of operations or cash flows given the existing regulatory framework.
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
•
Carbon trading program: The legislation authorizes Virginia to participate in a market-based carbon trading program consistent with RGGI through 2050. In January 2022, the Governor of Virginia issued an executive order which puts directives in place to start the withdrawal of Virginia from RGGI. All costs of the carbon trading program are recoverable through an environmental rider.
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

Virginia Regulation – Recent Developments

2021 Triennial Review

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

Utility Disconnection Moratorium

In November 2020, legislation was enacted in Virginia relating to the moratorium on utility disconnections during the COVID-19 pandemic and resulted in Virginia Power forgiving Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of September 30, 2020. As a result, Virginia Power recorded a charge of $127 million ($94 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) in 2020. In connection with the Virginia 2021 budget process, in the first quarter of 2021 Virginia Power recorded a charge of $76 million ($56 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for Virginia jurisdictional retail electric customer balances that were more than 30 days past due as of December 31, 2020 that Virginia Power is required to forgive.

Virginia Fuel Expenses

In May 2022, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2022 and a projected $1.0 billion under-recovered balance as of June 30, 2022. Virginia Power’s proposed fuel rate represents a fuel revenue increase of $1.8 billion when applied to projected kilowatt-hour sales for that period. Virginia Power also proposed alternatives to recover this under-collected balance over a two- or three-year period. Under these alternatives, Virginia Power’s fuel revenues for the rate year would increase by $1.3 billion or $1.2 billion, respectively. In addition, Virginia Power proposed a change in the timing of fuel cost recovery for certain customers who elect market-based rates that would consider those customers’ portion of the projected under-recovered balance to have been recovered as of June 30, 2022. In July 2022, Virginia Power, the Virginia Commission staff and another party filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement provides for the collection of the requested under-recovered projected fuel expense over a three-year period beginning July 1, 2022 and that Virginia Power will exclude from recovery through base rates one half of the related financing costs over the three-year period. In addition, the proposed settlement agreement affirmed Virginia Power’s proposal regarding fuel cost recovery for market-based rate customers. As a result, Virginia Power recorded a $191 million ($142 million after-tax) charge in the second quarter of 2022 within impairment of assets and other charges in its Consolidated Statement of Income (reflected in the Corporate and Other segment). In September 2022, the Virginia Commission approved the comprehensive settlement agreement.

Renewable Generation Projects – Construction

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

In November 2021, Virginia Power filed an application with the Virginia Commission requesting approval and certification of the Virginia Facilities component of the CVOW Commercial Project. The onshore Virginia Facilities have an estimated cost of approximately $1.1 billion, excluding financing costs, which is included within the overall cost of the CVOW Commercial Project. In addition, Virginia Power requested approval from the Virginia Commission to enter into financial hedges with U.S. financial institutions to mitigate the foreign currency exchange risk associated with certain supplier contracts associated with the CVOW Commercial Project. In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. Also in August 2022, Virginia Power filed a petition for limited reconsideration relating to the performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration. In October 2022, Virginia Power, Office of the Attorney General of Virginia and other parties filed a settlement agreement with the Virginia Commission for approval. The settlement agreement provides for certain cost sharing mechanisms of total construction costs between $10.3 billion and $13.7 billion, as subject to potential adjustment to the extent construction costs are decreased by the IRA, and includes enhanced performance reporting provisions associated with operation of the CVOW Commercial Project in lieu of a performance guarantee. In December 2022, the Virginia Commission approved the settlement agreement.

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

Riders

Significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)	Increase (Decrease) Over Previous Year (millions)
Rider B	June 2022	January 2023	April 2023	34	$18
Rider B	June 2022	January 2023	April 2024	34	—
Rider BW	October 2021	May 2022	September 2022	145	32
Rider BW	October 2021	May 2022	September 2023	120	(25)
Rider CCR	February 2022	October 2022	December 2022	231	15
Rider CE(1)	September 2021	March 2022	May 2022	71	61
Rider CE(2)	October 2022	Pending	May 2023	89	18
Rider E	January 2022	September 2022	November 2022	101	34
Rider E	January 2023	Pending	November 2023	109	8
Rider GT	August 2021	May 2022	June 2022	56	N/A
Rider GT	August 2022	Pending	June 2023	16	(40)
Rider GV	June 2021	December 2021	April 2023	127	(15)
Rider OSW	November 2021	August 2022(3)	September 2022	79	N/A
Rider OSW	November 2022	Pending	September 2023	271	192
Rider PPA	December 2022	Pending	September 2023	(22)	(17)
Rider R	June 2021	March 2022	April 2022	59	1
Rider R	June 2021	March 2022	April 2023	55	(4)
Rider RGGI(4)	December 2021	Withdrawn
Rider RGGI(5)	December 2022	Pending	September 2023	373	N/A
Rider RPS	December 2021	June 2022	September 2022	140	127
Rider RPS	December 2022	Pending	September 2023	111	(29)
Rider S	June 2021	February 2022	April 2023	191	(1)
Rider SNA(6)	October 2021	July 2022	September 2022	107	N/A
Rider SNA(6)	October 2022	Pending	September 2023	50	(57)
Rider T1(7)	May 2022	July 2022	September 2022	706	(168)
Rider U(8)	June 2021	March 2022	April 2022	95	15
Rider U(9)	June 2022	Pending	April 2023	74	(21)
Rider US-2	October 2021	June 2022	September 2022	11	2
Rider US-3	August 2021	March 2022	June 2022	50	12
Rider US-3	August 2022	Pending	June 2023	40	(10)
Rider US-4	August 2021	March 2022	June 2022	15	5
Rider US-4	August 2022	Pending	June 2023	17	2
Rider W	June 2022	Pending	April 2023	106	(15)
Rider W	June 2022	Pending	April 2024	109	3
DSM Riders(10)	December 2021	August 2022	September 2022	91	17
DSM Riders(11)	December 2022	Pending	September 2023	107	16
(1)
Associated with solar generation and energy storage projects approved in March 2022, solar generation projects approved in April 2021 and certain small-scale solar projects.
(2)
Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(3)
In August 2022, Virginia Power filed a petition for limited reconsideration relating to a performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration with Rider OSW approved on an interim basis. In December 2022, the Virginia Commission issued an order reinstating its August 2022 order granting approval of Rider OSW.
(4)
In January 2022, Virginia Power filed a motion to withdraw its application as a result of the announcement by the Governor of Virginia that he intends to withdraw Virginia from RGGI. The Virginia Commission granted Virginia Power’s motion in April 2022. In May 2022, Virginia Power filed a petition with the Virginia Commission requesting a suspension of Rider RGGI approved in August 2021. Virginia Power also requested that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred. The Virginia Commission approved the request in June 2022. In the second quarter of 2022, Virginia Power recorded a charge of $180 million ($134 million after-tax) in impairment of assets and other charges (reflected in the Corporate and Other segment) for the amount deemed recovered through base rates through June 30, 2022, including the impact of certain non-jurisdictional customers which follow Virginia Power’s jurisdictional rate methodology. Virginia Power recorded $33 million ($25 million after-tax) in depreciation and amortization in the third quarter of 2022.
(5)
In December 2022, Virginia Power filed a petition to update and reinstate Rider RGGI to recover RGGI compliance costs incurred after July 2022 and those projected to occur through December 2023, with rate recovery from September 2023 through August 2024. For purposes of this proceeding, Virginia Power has assumed that Virginia will withdraw from RGGI on December 31, 2023, and accordingly did not project any RGGI compliance costs to be incurred after that date.
(6)
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

(7)
Consists of $482 million for the transmission component of Virginia Power’s base rates and $224 million for Rider T1.
(8)
Consists of $60 million for previously approved phases and $35 million for phase six costs for Rider U.
(9)
As amended in June 2022, application consists of $74 million for previously approved phases of Rider U.
(10)
Associated with an additional nine new energy efficiency programs with a $140 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(11)
Associated with an additional four new energy efficiency programs, one new demand response program and four new program bundles with a $150 million cost cap, with the ability to exceed the cost cap by no more than 15%.

Electric Transmission Projects

Significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Elmont-Ladysmith rebuild and related projects in the Counties of Hanover and Caroline, Virginia	April 2021	April 2022	500 kV	26	$95
Rebuild transmission lines and related projects in the City of Staunton and County of Augusta, Virginia	November 2021	August 2022	230 kV	21	45
Build new Dulles Towne Center substation and line loop in the County of Loudoun, Virginia	December 2021	July 2022	230 kV	1	105
Build new Aviator substation and line loop in the County of Loudoun, Virginia	February 2022	November 2022	230 kV	1	80
Nimbus line loop and substation and new 230 kV line in the County of Loudon, Virginia	February 2022	October 2022	230 kV	1	40
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	Pending	115 kV	15	40
Construct new switching station, substations, transmission lines and related projects in Lunenberg and Mecklenburg Counties, Virginia	October 2022	Pending	230 kV	18	230
Construct new switching station, substation, transmission lines and related projects in Charlotte, Halifax and Mecklenburg Counties, Virginia	October 2022	Pending	230kV	26	215
Construct new Mars and Wishing Star substations, transmission lines and related projects in Loudoun County, Virginia	October 2022	Pending	500/230 kV	4	720
Construct new Altair switching station, transmission lines and related projects in Loudoun County, Virginia	November 2022	Pending	230 kV	2	50
Construct new Cirrus and Keyser switching stations, transmission lines and related projects in Culpeper, Virginia	November 2022	Pending	230 kV	5	65

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

Virginia Power North Carolina Fuel Filing

In August 2022, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. Virginia Power updated its filing in October 2022 to reflect the increased commodity cost of fuel and proposed a total $107 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2023. Virginia Power also submitted an alternative to recover the increase over a two-year period. Under this approach, Virginia Power proposed a total $80 million increase to the fuel component of its electric rates implemented on a staggered timeline for the rate year beginning February 1, 2023 with remaining unrecovered balances to be recovered in the rate year beginning February 1, 2024. In January 2023, the North Carolina Commission approved the filing for recovery over the two-year period.

PSNC Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and the related portion of uncollectible expenses as well as losses on negotiated gas and transportation sales. In May 2022, PSNC submitted a filing with, and received approval from, the North Carolina Commission for a $56 million gas cost increase with rates effective June 2022. In September 2022, PSNC submitted a filing with, and received approval from, the North Carolina Commission for a $126 million gas cost increase with rates effective October 2022. In November 2022, PSNC submitted a filing with, and received approval from, the North Carolina Commission for a net $41 million gas cost decrease with rates effective December 2022.

In January 2023, PSNC submitted a filing with, and received approval from, the North Carolina Commission for a $154 million gas cost decrease with rates effective February 2023. In February 2023, PSNC submitted a filing with the North Carolina Commission for a $56 million gas cost decrease with rates effective March 2023. This matter is pending.

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

South Carolina Regulation

South Carolina Electric Base Rate Case

In August 2020, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. In July 2021, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provided for a non-fuel, base rate increase of $62 million (resulting in a net increase of $36 million after considering an accelerated amortization of certain excess deferred income taxes) commencing with bills issued on September 1, 2021 and an authorized earned ROE of 9.50%. Additionally, DESC agreed to commit up to $15 million to forgive retail electric customer balances that were more than 60 days past due as of May 31, 2021 and provide $15 million for energy efficiency upgrades and critical health and safety repairs to customer homes. Pursuant to the comprehensive settlement agreement, DESC would not file a retail electric base rate case prior to July 1, 2023, such that new rates would not be effective prior to January 1, 2024, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In July 2021, the South Carolina Commission approved the comprehensive settlement agreement and issued its final order in August 2021.

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

In January 2023, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2023. This matter is pending.

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

In February 2022, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2022. DESC also proposed to apply approximately $66 million representing the net balance of funds associated with the monetization of the bankruptcy settlement with Toshiba Corporation following the satisfaction of liens against NND Project property recorded in regulatory liabilities, as a reduction to its under-collected base fuel cost balance. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $143 million. In April 2022, the South Carolina Commission approved the filing.

In August 2022, DESC filed an application with the South Carolina Commission seeking a mid-period adjustment to increase the base fuel component of retail electric rates for the recovery of electric fuel costs. The application requested an increase of the base fuel cost component of $399 million, with rates expected to be effective with the first billing cycle of January 2023. In November 2022, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval that reflects updated fuel cost experience and forecasts. The stipulation agreement proposes an increase of the base fuel cost component to be effective with the first billing cycle of January 2023, with an estimated annual increase of $168 million. In December 2022, the South Carolina Commission approved the stipulation agreement and issued a final order.

In February 2023, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2023. In addition, DESC proposed a decrease to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $176 million. This matter is pending.

Electric - Other

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2023, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $24 million. This matter is pending.

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

Utah Regulation

Utah Base Rate Case

In May 2022, Questar Gas filed its base rate case and schedules with the Utah Commission. Questar Gas proposed a non-fuel, base rate increase of $71 million effective January 2023. The base rate increase was proposed to recover the significant investment in distribution infrastructure for the benefit of Utah customers. The proposed rates would provide for an ROE of 10.3% compared to the currently authorized ROE of 9.5%. In December 2022, the Utah Commission approved a non-fuel, base rate increase of $48 million for rates effective January 2023 with an ROE of 9.6%.

Purchased Gas

In July 2022, the Utah Commission approved Questar Gas’ request for a $94 million gas cost increase with rates effective August 2022. In October 2022, the Utah Commission approved Questar Gas’ request for a $128 million gas cost increase with rates effective November 2022.

In February 2023, Questar Gas filed an application with the Utah Commission seeking approval for a $92 million gas cost increase with rates effective March 2023. This matter is pending.

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

The changes to AROs during 2021 and 2022 were as follows:

(millions)	Dominion Energy	Virginia Power
AROs at December 31, 2020	$5,583	$3,820
Obligations incurred during the period	31	26
Obligations settled during the period	(165)	(131)
Revisions in estimated cash flows(1)	(151)	67
Accretion	224	141
Sale of non-wholly-owned nonregulated solar facilities	(49)
AROs at December 31, 2021(2)	$5,473	$3,923
Obligations incurred during the period	144	132
Obligations settled during the period	(129)	(155)
Revisions in estimated cash flows(3)	46	48
Accretion	217	145
Sales of Kewaunee and Hope	(175)
AROs at December 31, 2022(2)	$5,576	$4,093
(1)
Reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities, and additionally for Dominion Energy estimated cash flow projections associated with the recovery of spent nuclear fuel costs for its AROs associated with the decommissioning of Kewaunee and estimated cash flow projections associated with certain gas distribution pipelines. For Dominion Energy, these revisions in 2021 resulted in a charge of $44 million ($35 million after-tax) within other operations and maintenance expense in the Consolidated Statements of Income as well as a $173 million decrease to property, plant and equipment, net.
(2)
Includes $198 million and $368 million reported in other current liabilities for Dominion Energy at December 31, 2021 and 2022, respectively.
(3)
Primarily reflects revisions to asbestos abatement costs associated with the early retirement of certain retired electric generation facilities.

Dominion Energy’s AROs at December 31, 2022 and 2021, include $1.9 billion and $2.0 billion, respectively, with $0.9 billion and $0.9 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2022 and 2021, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $6.0 billion and $8.0 billion, respectively. At December 31, 2022 and 2021, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $3.2 billion and $3.7 billion, respectively.

In addition, AROs at December 31, 2022 and 2021 include $2.8 billion and $2.9 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. Regulatory mechanisms, primarily associated with legislation enacted in Virginia in 2019, provide for recovery of costs to be incurred. See Note 12 for additional information.

NOTE 15. LEASES

At December 31, 2022 and 2021, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
At December 31,	2022	2021	2022	2021
(millions)
Lease assets:
Operating lease assets(1)	$415	$506	$294	$256
Finance lease assets(2)	144	144	82	71
Total lease assets	$559	$650	$376	$327
Lease liabilities:
Operating lease liabilities(3)	$39	$44	$21	$25
Finance lease liabilities(4)	46	36	17	13
Total lease liabilities - current	85	80	38	38
Operating lease liabilities (5)	514	464	273	227
Finance lease liabilities(6)	104	112	65	57
Total lease liabilities - noncurrent	618	576	338	284
Total lease liabilities	$703	$656	$376	$322
(1)
Included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)
Included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $114 million and $33 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2022 and net of $81 million and $18 million of accumulated amortization at Dominion Energy and Virginia Power, respectively, at December 31, 2021.
(3)
Included in other current liabilities in the Companies’ Consolidated Balance Sheets.
(4)
Included in securities due within one year in the Companies’ Consolidated Balance Sheets.
(5)
Included in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
(6)
Included in other long-term debt in the Companies’ Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at December 31, 2022 and 2021 include property, plant and equipment of $183 million and $1.2 billion, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor. Accumulated depreciation related to these facilities was $106 million at December 31, 2021. There was no accumulated depreciation related to these facilities recorded in Dominion Energy’s Consolidated Balance Sheets at December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Dominion Energy			Virginia Power
Year ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Finance lease cost:
Amortization	$41	$40	$33	$15	$12	$7
Interest	3	(3)	—	3	1	1
Operating lease cost	53	66	68	32	$30	$36
Short-term lease cost	31	32	20	21	19	12
Variable lease cost	4	5	8	1	1	4
Total lease cost	$132	$140	$129	$72	$63	$60

For the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Dominion Energy			Virginia Power
Year ended December 31,	2022	2021	2020	2022	2021	2020
(millions)
Operating cash flows for finance leases	$3	$(3)	$—	$3	$1	$1
Operating cash flows for operating leases	82	103	96	50	53	52
Financing cash flows for finance leases	32	40	33	12	12	7

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, include $16 million, $168 million and $175 million, respectively, of rental revenue, included in operating revenue and $34 million, $110 million and $102 million, respectively, of depreciation expense, included in depreciation, depletion and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

At December 31, 2022 and 2021, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	Dominion Energy		Virginia Power
December 31,	2022	2021	2022	2021
Dominion Energy
Weighted average remaining lease term - finance leases	4 years	5 years	6 years	6 years
Weighted average remaining lease term - operating leases	29 years	27 years	30 years	25 years
Weighted average discount rate - finance leases	5.77%	2.77%	6.12%	2.27%
Weighted average discount rate - operating leases	3.91%	3.96%	3.90%	4.00%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2023	$44	$52	$23	$21
2024	36	45	19	20
2025	30	25	15	17
2026	27	20	12	14
2027	25	14	10	11
After 2027	642	15	314	13
Total undiscounted lease payments	804	171	393	96
Present value adjustment	(251)	(21)	(99)	(14)
Present value of lease liabilities	$553	$150	$294	$82

Corporate Office Leasing Arrangement

In December 2019, Dominion Energy signed an agreement with a lessor, as amended in May 2020, to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and had obtained financing commitments from debt investors, totaling $465 million, to fund the estimated project costs. In March 2021, Dominion Energy notified the lessor of its intention to terminate the leasing arrangement effective April 2021. As a result, Dominion Energy recorded a charge of $62 million ($46 million after-tax) in 2021, included in impairment of assets and other charges (reflected in the Corporate and Other segment) in its Consolidated Statements of Income, primarily for amounts required to be repaid to the lessor.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $550 million, to fund the estimated project costs. The project is expected to be ready for the 2024 offshore wind turbine installation season. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $334 million as of December 31, 2022. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Dominion Energy

At December 31, 2022, Dominion Energy owns a 50% membership interest in Cove Point, as discussed in Notes 3 and 9. Dominion Energy concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. As a result of the GT&S Transaction, effective November 1, 2020, Dominion Energy is no longer the primary beneficiary of Cove Point as BHE retains the power to direct the activities that most significantly impact Cove Point’s economic performance. Dominion Energy’s maximum exposure to loss is limited to its current and future investment, as well as any obligations under guarantees provided. See Note 23 for additional information.

At December 31, 2022, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment. See Note 9 for additional details regarding the nature of this entity.

Dominion Energy and Virginia Power

The Companies’ nuclear decommissioning trust funds and Dominion Energy’s rabbi trusts hold investments in limited partnerships or similar type entities (see Note 9 for additional details). Dominion Energy and Virginia Power concluded that these partnership investments are VIEs due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Energy and Virginia Power have concluded neither is the primary beneficiary as they do not have the power to direct the activities that most significantly impact these VIEs’ economic performance. Dominion Energy and Virginia Power are obligated to provide capital contributions to the partnerships as required by each partnership agreement based on their ownership percentages. Dominion Energy and Virginia Power’s maximum exposure to loss is limited to their current and future investments.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $396 million, $380 million and $349 million for the years ended December 31, 2022, 2021 and 2020, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $28 million at December 31, 2022, and $20 million at December 31, 2021, respectively, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all

Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

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

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2022
Joint revolving credit facility(2)	$6,000	$3,076	$202	$2,722
At December 31, 2021
Joint revolving credit facility(2)	$6,000	$1,883	$131	$3,986
(1)
The weighted-average interest rates of the outstanding commercial paper supported by Dominion Energy’s credit facility was 4.73% and 0.31% at December 31, 2022 and 2021, respectively.
(2)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At December 31, 2022, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In March 2021, FERC granted DESC authority through March 2023 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2021, FERC granted GENCO authority through March 2023 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2023, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization. The applications are pending.

In addition to the joint revolving credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and was scheduled to mature in June 2022. In April 2022, Dominion Energy entered into an agreement to amend and restate this facility to extend the maturity date to June 2025. In May 2022, Dominion Energy further amended and restated this facility to have a maturity date of June 2024. At December 31, 2022 and 2021, Dominion Energy had $25 million and $29 million in letters of credit outstanding under this facility, respectively.

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

In December 2021, DECP Holdings entered into a credit facility, which allows it to issue up to $110 million in letters of credit with automatic one-year renewals through the maturity of the facility in December 2024. At both December 31, 2022 and 2021, $110 million in letters of credit were outstanding under this agreement with no amounts drawn under the letters of credit.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2022 and December 31, 2021, Dominion Energy’s Consolidated Balance Sheets include $347 million and $431 million, respectively, presented within short-term debt with weighted-average interest rates of 4.24% and 1.25%, respectively. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-Day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility. Dominion Energy may make up to two additional borrowings under this agreement through March 31, 2023, at which point any unused capacity will cease to be available to Dominion Energy.

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

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2022
Joint revolving credit facility(2)	$6,000	$941	$140
At December 31, 2021
Joint revolving credit facility(2)	$6,000	$745	$40
(1)
The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 4.68% and 0.26% at December 31, 2022 and 2021, respectively.
(2)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At December 31, 2022, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allows Virginia Power to issue up to $125 million in letters of credit and matures in January 2026. Through February 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit.

NOTE 18. LONG-TERM DEBT

	2022 Weighted- average Coupon(1)	Dominion Energy		Virginia Power
At December 31,		2022	2021	2022	2021
(millions, except percentages)
Sustainability Revolving Credit Agreement, variable rate, due 2024(2)	5.24%	$450	$—
Unsecured Senior Notes:
Variable rate, due 2023	5.30%	1,000	1,000
1.45% to 7.0%, due 2022 to 2052(3)(4)	4.01%	12,476	11,238
Unsecured Junior Subordinated Notes:
3.071% due 2024	3.07%	700	700
Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
5.75% due 2054	5.75%	685	685
Virginia Electric and Power Company:
Unsecured Senior Notes, 2.30% to 8.875%, due 2022 to 2052	3.99%	15,135	13,238	$15,135	$13,238
Tax-Exempt Financings, 0.75% to 1.90%, due 2032 to 2041(5)	1.32%	625	625	625	625
DECP Holdings, Term Loan, variable rate, due 2024(6)	5.71%	2,349	2,500
Questar Gas, Unsecured Senior Notes, 2.21% to 7.20%, due 2024 to 2052	3.99%	1,250	1,000
East Ohio, Unsecured Senior Notes, 1.30% to 6.38%, due 2025 to 2052	3.13%	2,300	1,800
PSNC, Senior Debentures and Notes, 3.10% to 7.45%, due 2026 to 2051	4.34%	800	800
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.09%	3,634	3,634
Tax-Exempt Financings(7):
Variable rate due 2038	3.70%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
GENCO, variable rate due 2038	3.70%	33	33
Other	3.63%	1	1
Secured Senior Notes, 4.82%, due 2042(8)	4.82%	308	314
Tax-Exempt Financing, 3.8% due 2033	3.80%	27	27
Total Principal		$41,872	$37,694	$15,760	$13,863
Fair value hedge valuation(9)		—	2
Securities due within one year(10)		(2,848)	(805)	(700)	(300)
Unamortized discount, premium and debt issuance costs, net		(355)	(315)	(144)	(110)
Derivative restructuring(11)		141	738	—	446
Finance leases		104	112	65	57
Total long-term debt		$38,914	$37,426	$14,981	$13,956

(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2022.
(2)
This $900 million supplemental credit facility, entered in June 2021, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. In June 2021 and August 2021, Dominion Energy borrowed $250 million and $650 million respectively. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($250 million) and for general corporate purposes ($650 million). In November 2021 and December 2021, Dominion Energy repaid $650 million and $250 million, respectively, borrowed under this arrangement. In May 2022, Dominion Energy borrowed $900 million. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes.
(3)
Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.
(4)
In 2022, Dominion Energy repurchased $263 million of senior notes with various interest rates and maturity dates. Gains related to the early redemption of the senior notes were $35 million ($26 million after-tax) reflected within interest and related charges in Dominion Energy’s Consolidated Statements of Income.
(5)
These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.
(6)
The term loan amortizes over a 17-year period and matures in December 2024 with the potential to be extended to December 2026. The debt is secured by DECP Holdings’ noncontrolling interest in Cove Point.
(7)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2023.
(8)
Represents debt associated with Eagle Solar. The debt is nonrecourse to Dominion Energy and is secured by Eagle Solar’s interest in certain solar facilities.
(9)
Represents the valuation of certain fair value hedges associated with Dominion Energy’s fixed rate debt.
(10)
Dominion Energy and Virginia Power's weighted-average rate for securities due within one year was 3.69% and 2.75%, respectively, as of December 31, 2022.
(11)
Excludes $447 million at December 31, 2022 for both Dominion Energy and Virginia Power, representing the current portion which is presented within securities due within one year in the Companies’ Consolidated Balance Sheets. The Companies did not have any current derivative restructuring balances at December 31, 2021.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2022, were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
(millions, except percentages)
Dominion Energy
Term Loans	$134	$2,215	$—	$—	$—	$—	$2,349
Sustainability Revolving Credit Agreement	—	450	—	—	—	—	450
First Mortgage Bonds	—	—	—	—	—	3,634	3,634
Unsecured Senior Notes	2,700	690	2,000	2,220	1,893	23,459	32,962
Secured Senior Notes	17	31	19	20	21	200	308
Tax-Exempt Financings	—	—	—	—	—	774	774
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Unsecured Junior Subordinated Notes	—	700	—	—	—	—	700
Enhanced Junior Subordinated Notes	—	—	—	—	—	685	685
Total	$2,851	$4,086	$2,019	$2,240	$1,914	$28,762	$41,872
Weighted-average Coupon	3.69%	4.81%	3.01%	2.84%	3.74%	4.34%
Virginia Power
Unsecured Senior Notes	$700	$350	$350	$1,150	$1,350	$11,235	$15,135
Tax-Exempt Financings	—	—	—	—	—	625	625
Total	$700	$350	$350	$1,150	$1,350	$11,860	$15,760
Weighted-average Coupon	2.75%	3.45%	3.10%	3.08%	3.61%	4.10%

The Companies’ credit facilities and debt agreements, both short-term and long-term, contain customary covenants and default provisions. As of December 31, 2022, there were no events of default under these covenants.

Enhanced Junior Subordinated Notes

In October 2014, Dominion Energy issued $685 million of October 2014 hybrids that will bear interest at 5.75% per year until October 1, 2024. Thereafter, assuming three-month LIBOR has been terminated and the October 2014 hybrids remain outstanding, interest will accrue at a SOFR-based rate selected by, and subject to any spread adjustment or other benchmark conforming changes implemented by, the Board of Governors of the Federal Reserve in accordance with the Adjustable Interest Rate (LIBOR) Act of 2022.

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

NOTE 19. PREFERRED STOCK

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2022, Dominion Energy had issued and outstanding 1.8 million shares preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively. At December 31, 2021, Dominion Energy had issued and outstanding 3.4 million shares of preferred stock, 1.6 million, 0.8 million and 1.0 million of which were designated as the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, respectively.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2022 and 2021, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2022 or 2021.

2019 Corporate Units

In June 2019, Dominion Energy issued $1.6 billion of 2019 Equity Units, initially in the form of 2019 Series A Corporate Units. The Corporate Units were listed on the NYSE under the symbol DCUE. The net proceeds were used for general corporate purposes and to repay short-term debt, including commercial paper.

Each 2019 Series A Corporate Unit consisted of a stock purchase contract and a 1/10, or 10%, undivided beneficial ownership interest in one share of Series A Preferred Stock. Beginning in June 2022, the Series A Preferred Stock was convertible at the option of the holder. Settlement of any conversion was initially payable in cash, common stock or a combination thereof, at Dominion Energy’s election. In November 2021, Dominion Energy’s Articles of Incorporation were amended to require that any conversion of its Series A Preferred Stock be settled, at Dominion Energy’s election, either entirely in cash or in cash up to the first $1,000 per share and in shares of Dominion Energy common stock, cash or any combination thereof for any amounts in excess of $1,000 per share. As a result of establishing a minimum amount to be settled in cash if the holders elect to convert the Series A Preferred Stock, $1.6 billion was reclassified from equity to mezzanine equity in 2021. The Series A Preferred Stock was redeemable in cash by Dominion Energy beginning September 2022 at the liquidation preference.

The stock purchase contracts obligated the holders to purchase shares of Dominion Energy common stock in June 2022. The purchase price paid under the stock purchase contracts was $100 per Corporate Unit and the number of shares purchased was determined under a formula based upon the average closing price of Dominion Energy common stock near the settlement date. See Note 20 for additional information. The Series A Preferred Stock had been pledged upon issuance as collateral to secure the purchase of common stock under the related stock purchase contracts. Dominion Energy paid cumulative dividends on the Series A Preferred Stock and quarterly contract adjustment payments on the stock purchase contracts, at the rates described below.

Pursuant to the terms of the 2019 Equity Units, Dominion Energy conducted a final remarketing of substantially all shares of Series A Preferred Stock in May 2022 which resulted in the dividend rate for all shares of Series A Preferred Stock being reset to 1.75% for the June 2022 through August 2022 dividend period and 6.75% effective September 2022. The conversion rate on the Series A Preferred Stock did not increase as a result of the remarketing. In May 2022, Dominion Energy received a commitment from a financial institution to purchase up to 1.6 million shares of the Series A Preferred Stock in the final remarketing. Accordingly, following the settlement of the successful remarketing and approval from its Board of Directors in June 2022, Dominion Energy became obligated to redeem all outstanding shares of Series A Preferred Stock in September 2022. As such, effective June 2022, the Series A Preferred Stock was considered to be mandatorily redeemable and was classified as a current liability. In addition, Dominion Energy made a short-term deposit at the financial institution as described further in Note 9. Proceeds from the final remarketing were used on behalf of holders of 2019 Series A Corporate Units at the time of the remarketing to pay the purchase price to Dominion Energy for the issuance of its common stock under the stock purchase contracts included in such corporate units in June 2022. In September 2022, Dominion Energy redeemed all outstanding shares of Series A Preferred Stock for $1.6 billion.

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
(2)
Dominion Energy recorded dividends of $12 million ($7.292 per share), $28 million ($17.50 per share) and $28 million ($17.50 per share) for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, Dominion Energy recorded interest expense of $7 million on the Series A Preferred Stock for the year ended December 31, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022 as discussed above.
(3)
Payments of $44 million, $85 million and $83 million were made in 2022, 2021 and 2020, respectively. The stock purchase contract liability was $44 million at December 31, 2021.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $37 million ($46.50 per share) for each of the years ended December 31, 2022, 2021 and 2020. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

Series C Preferred Stock

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock for $742 million, net of $8 million of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock valued at $250 million to the qualified benefit pension plans. See Note 22 for further information regarding activity surrounding pension plan contributions. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.35% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing April 15, 2022. Dominion Energy recorded dividends of $44 million ($43.50 per share) and $3 million ($2.6583 per share) and for the years ended December 31, 2022 and 2021, respectively. The dividend rate for the Series C Preferred Stock will be reset every five years beginning on April 15, 2027 to equal the then-current five-year U.S. Treasury rate plus a spread of 3.195%. Unless all accumulated and unpaid dividends on the Series C Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series C Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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
NOTE 20. EQUITY

Common Stock

Dominion Energy

During 2022, 2021 and 2020, Dominion Energy recorded, net of fees and commissions, $2.0 billion, $340 million and $481 million from the issuance of approximately 25 million, 4 million and 7 million shares of common stock, respectively, as described below.

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2020, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During 2020, Dominion Energy received cash of $159 million from the issuance of 2.1 million of such shares through Dominion Energy Direct® and employee savings plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. During 2022 and 2021, Dominion Energy issued 2.4 million and 2.6 million, respectively, of such shares and received proceeds of $179 million and $192 million, respectively.

At-the-Market Program

In March 2020, Dominion Energy entered into sales agency agreements to effect sales under a $500 million at-the-market common stock program. Dominion Energy did not issue any shares under this program which expired in June 2020.

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. In November 2021, Dominion Energy entered forward sale agreements for approximately 1.1 million shares of its common stock to be settled by November 2022 at an initial forward price of $74.66 per share. Except in certain circumstances, Dominion Energy could have elected physical, cash or net settlement of the forward sale agreements. In November 2022, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2022 received total proceeds of $78 million.

Other Issuances

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

In June 2022, Dominion Energy issued 0.4 million shares of its common stock, valued at $30 million, to partially satisfy its obligation under a settlement agreement for the State Court Merger Case discussed in Note 23.

In June 2022, Dominion Energy issued 19.4 million shares of its common stock to settle the stock purchase contract component of the 2019 Equity Units, as discussed in Note 19, and received proceeds of $1.6 billion.

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

Repurchase of Common Stock

Dominion Energy did not repurchase any shares in 2022 or 2021, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization. During 2020, Dominion Energy repurchased 38.9 million shares of Dominion Energy common stock for $3.1 billion through an open market agreement, a private transaction and accelerated share repurchase agreements as discussed below.

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

Virginia Power

In 2022, 2021 and 2020, Virginia Power did not issue any shares of its common stock to Dominion Energy.

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

Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Commodity	Interest Rate	Total Derivative- Hedging Activities(1)	Investment Securities(2)	Pension and other postretirement benefit costs(3)	Equity Method Investees(4)	Total
(millions)
Year Ended December 31, 2022
Beginning balance	$—	$(358)	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income before reclassifications: gains (losses)	—	67	67	(100)	(218)	1	(250)
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	—	57	57	—	—	—	57
Other income	—	—	—	25	102	—	127
Total	—	57	57	25	102	—	184
Income tax expense	—	(15)	(15)	(6)	(27)	—	(48)
Total, net of tax	—	42	42	19	75	—	136
Net current period other comprehensive income (loss)	—	109	109	(81)	(143)	1	(114)
Ending balance	$—	$(249)	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Year Ended December 31, 2021
Beginning balance	$(1)	$(418)	$(419)	$62	$(1,359)	$(1)	$(1,717)
Other comprehensive income before reclassifications: gains (losses)	—	15	15	(7)	144	(3)	149
Amounts reclassified from AOCI (gains) losses:
Purchased gas	1	—	1	—	—	—	1
Interest and related charges	—	60	60	—	—	—	60
Other income	—	—	—	(23)	111	—	88
Total	1	60	61	(23)	111	—	149
Income tax expense	—	(15)	(15)	5	(29)	—	(39)
Total, net of tax	1	45	46	(18)	82	—	110
Net current period other comprehensive income (loss)	1	60	61	(25)	226	(3)	259
Ending balance	$—	$(358)	$(358)	$37	$(1,133)	$(4)	$(1,458)
(1)
Net of $83 million, $119 million and $141 million tax at December 31, 2022, 2021 and 2020, respectively.
(2)
Net of $13 million, $(10) million and $(21) million tax at December 31, 2022 and 2021 and 2020, respectively.
(3)
Net of $445 million, $396 million and $478 million tax at December 31, 2022 and 2021 and 2020, respectively.
(4)
Net of $1 million tax at both December 31, 2022 and 2021 and $— million tax at December 31, 2020.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassification out of AOCI by component:

	Interest Rate	Total Derivative- Hedging Activities(1)	Investment Securities(2)	Total
(millions)
Year Ended December 31, 2022
Beginning balance	$(45)	$(45)	$4	$(41)
Other comprehensive income before reclassifications: gains (losses)	60	60	(11)	49
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	2	2	—	2
Total	2	2	—	2
Income tax expense	(1)	(1)	—	(1)
Total, net of tax	1	1	—	1
Net current period other comprehensive income (loss)	61	61	(11)	50
Ending balance	$16	$16	$(7)	$9
Year Ended December 31, 2021
Beginning balance	$(60)	$(60)	$8	$(52)
Other comprehensive income before reclassifications: gains (losses)	13	13	(2)	11
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	3	3	—	3
Other income	—	—	(3)	(3)
Total	3	3	(3)	—
Income tax expense	(1)	(1)	1	—
Total, net of tax	2	2	(2)	—
Net current period other comprehensive income (loss)	15	15	(4)	11
Ending balance	$(45)	$(45)	$4	$(41)
(1)
Net of $(5) million, $16 million and $21 million tax at December 31, 2022, 2021 and 2020, respectively.
(2)
Net of $2 million, $(2) million and $(3) million tax at December 31, 2022, 2021 and 2020, respectively.

Stock-Based Awards

The 2014 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the Compensation and Talent Development Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2022, approximately 18 million shares were available for future grants under these plans.

Goal-based stock awards are granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership. At December 31, 2022 and December 31, 2021, unrecognized compensation cost related to nonvested goal-based stock awards was inconsequential.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2022, 2021 and 2020 include $36 million, $42 million and $64 million, respectively, of compensation costs and $7 million, $9 million and $16 million, respectively, of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

Restricted Stock

Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2022, 2021 and 2020:

	Shares (millions)	Weighted - Average Grant Date Fair Value
Nonvested at December 31, 2019	1.4	$74.77
Granted	0.5	81.74
Vested	(0.4)	74.39
Cancelled and forfeited	(0.1)	81.59
Nonvested at December 31, 2020	1.4	$77.41
Granted	0.5	71.78
Vested	(0.5)	73.54
Cancelled and forfeited	(0.1)	75.57
Nonvested at December 31, 2021	1.3	$76.65
Granted	0.6	75.08
Vested	(0.4)	77.87
Cancelled and forfeited	(0.1)	73.15
Nonvested at December 31, 2022	1.4	$75.56

As of December 31, 2022, unrecognized compensation cost related to nonvested restricted stock awards totaled $58 million and is expected to be recognized over a weighted-average period of 2.0 years. The fair value of restricted stock awards that vested was $31 million, $37 million and $35 million in 2022, 2021 and 2020, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

Cash-Based Performance Grants

Cash-based performance grants are made to Dominion Energy’s officers under Dominion Energy’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

In February 2019, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2022 based on the achievement of two performance metrics during 2019, 2020 and 2021: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s peer compensation group. The total payout under the grant was $6 million, all of which was accrued at December 31, 2021.

In February 2020, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2023 based on the achievement of two performance metrics during 2020, 2021 and 2022: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC with an additional payout based on Dominion Energy’s price-earnings ratio relative to that of the members of Dominion Energy’s peer compensation group. The total of the payout under the grant was $4 million, all of which was accrued on December 31, 2022.

In February 2021, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2024 based on the achievement of two performance metrics during 2021, 2022 and 2023: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. At December 31, 2022, the targeted amount of the three-year grant was $11 million and a liability of $4 million had been accrued for this award.

In February 2022, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2025 based on the achievement of three performance metrics during 2022, 2023 and 2024: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS, and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2022, the targeted amount of the three-year grant was $17 million and a liability of $3 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2022, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

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

The Ohio and Utah Commissions may prohibit any public service company, including East Ohio and Questar Gas, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2022, neither the Ohio Commission nor the Utah Commission had restricted the payment of dividends by East Ohio or Questar Gas, respectively.

There is no specific restriction from the South Carolina Commission on the payment of dividends paid by DESC. Pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

DESC’s bond indenture under which it issues first mortgage bonds contains provisions that could limit the payment of cash dividends on its common stock. DESC's bond indenture permits the payment of dividends on DESC's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, pursuant to the SCANA Merger Approval Order, the amount of any DESC dividends paid must be reasonable and consistent with the long-term payout ratio of the electric utility industry and gas distribution industry.

At December 31, 2022, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

See Notes 18 and 19 for a description of potential restrictions on common stock dividend payments by Dominion Energy in connection with the deferral of interest payments on the enhanced junior subordinated notes or a failure to pay dividends on the Series B Preferred Stock or Series C Preferred Stock.
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

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $(3.0) billion and $1.5 billion in 2022 and 2021, respectively, versus expected returns of $1.1 billion and $1.0 billion, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

In 2021, Dominion Energy recognized the effects of a curtailment for certain pension plans resulting from an option that provided certain active employees a one-time choice to transition to an enhanced defined contribution plan in lieu of accruing pension benefits for future services. The curtailment resulted in a decrease in the pension benefit obligation of $26 million and an increase to net periodic pension cost of $2 million. The effects of the curtailment are included in the measurement of Dominion Energy’s pension plans as of December 31, 2021.

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2022	2021	2022	2021
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$10,890	$11,363	$1,537	$1,746
Service cost	142	170	22	25
Interest cost	333	317	45	46
Benefits paid	(511)	(488)	(97)	(105)
Actuarial (gains) losses during the year	(2,716)	(413)	(361)	(161)
Plan amendments	—	—	—	(14)
Sale of Hope	(64)	—	(19)	—
Settlements and curtailments(1)	(8)	(59)	—	—
Benefit obligation at end of year	$8,066	$10,890	$1,127	$1,537
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$11,945	$10,979	$2,323	$2,100
Actual return (loss) on plan assets	(2,556)	1,202	(416)	294
Employer contributions	9	284	—	—
Benefits paid	(511)	(488)	(62)	(71)
Sale of Hope	(188)	—	—	—
Settlements(2)	(5)	(32)	—	—
Fair value of plan assets at end of year	$8,694	$11,945	$1,845	$2,323
Funded status at end of year	$628	$1,055	$718	$786
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$875	$1,246	$910	$1,064
Other current liabilities	(12)	(12)	(13)	(15)
Noncurrent pension and other postretirement benefit liabilities	(235)	(179)	(179)	(263)
Net amount recognized	$628	$1,055	$718	$786
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	5.65%-5.75%	3.06%-3.19%	5.69%-5.70%	3.04%-3.11%
Weighted average rate of increase for compensation	4.38%	4.51%	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.40%-4.50%	1.81%-1.94%	n/a	n/a

(1)
2022 amounts include curtailment for Hope as well as settlements of nonqualified pension obligations. 2021 amounts include settlements of nonqualified pension obligations.
(2)
2022 and 2021 amounts relate to settlements of nonqualified pension obligations.

Actuarial gains recognized during 2022 in Dominion Energy’s pension benefit obligations were $2.7 billion primarily driven by an increase in the discount rate. Actuarial gains recognized during 2021 in Dominion Energy’s pension benefit obligations were $413 million primarily from an increase in discount rate. Actuarial gains recognized during 2022 in Dominion Energy’s other postretirement benefit obligations were $360 million primarily driven by an increase in the discount rate. Actuarial gains recognized during 2021 in Dominion Energy’s other postretirement benefit obligations were $161 million resulting from an increase in discount rates, better than expected per capita claims experience and changes in demographic and economic assumptions based on an experience study completed in 2021.

The ABO for all of Dominion Energy’s defined benefit pension plans was $7.7 billion and $10.2 billion at December 31, 2022 and 2021, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. In December 2021, Dominion Energy issued 250,000 shares of its Series C Preferred Stock to its qualified defined benefit pension plans, valued at $250 million. In December 2020, Dominion Energy contributed $250 million to its qualified defined benefit pension plans. The shares of preferred stock were contributed though private placements exempt from registration requirements, with an independent fiduciary and investment manager to a separate account within the qualified defined benefit pension plans. Dominion Energy also entered into a registration rights agreement with the independent fiduciary and investment manager pursuant to which Dominion Energy agreed to provide registration rights on customary terms with respect to the shares of preferred stock. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans in 2023. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2022 and 2021. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2023. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2022	2021	2022	2021
(millions)
Benefit obligation	$7,655	$9,420	$197	$261
Fair value of plan assets	7,410	9,229	5	7

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2022	2021
(millions)
Accumulated benefit obligation	$776	$127
Fair value of plan assets	623	53

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2023	$518	$99
2024	527	97
2025	542	96
2026	551	94
2027	560	93
2028-2032	2,925	433

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The long-term strategic target asset allocations for substantially all of Dominion Energy’s pension funds are 26% U.S. equity, 19% non-U.S. equity, 32% fixed income, 3% real assets and 20% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap, mid-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real assets include investments in real estate investment trusts and private partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 2.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash and cash equivalents	$14	$11	$—	$25	$25	$5	$—	$30
Common and preferred stocks:
U.S.(1)	1,653	170	—	1,823	2,592	244	—	2,836
International	1,034	5	—	1,039	1,773	19	—	1,792
Insurance contracts	—	166	—	166	—	279	—	279
Corporate debt instruments	65	805	—	870	81	1,439	—	1,520
Government securities	46	1,377	—	1,423	39	914	—	953
Total recorded at fair value	$2,812	$2,534	$—	$5,346	$4,510	$2,900	$—	$7,410
Assets recorded at NAV(2):
Common/collective trust funds				1,780				3,010
Alternative investments:
Real estate funds				66				116
Private equity funds				1,284				1,233
Debt funds				192				162
Hedge funds				2				14
Total recorded at NAV				$3,324				$4,535
Total investments(3)				$8,670				$11,945

(1)
Includes $170 million and $258 million of Dominion Energy preferred stock at December 31, 2022 and 2021, respectively.
(2)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)
Excludes net assets related to pending sales of securities and advanced subscription of $177 million, net accrued income of $27 million, and includes net assets related to pending purchases of securities of $180 million at December 31, 2022. Excludes net assets related to pending sales of securities of $35 million, net accrued income of $27 million, and includes net assets related to pending purchases of securities of $62 million at December 31, 2021.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash and cash equivalents	$3	$1	$—	$4	$3	$1	$—	$4
Common and preferred stocks:
U.S.(1)	685	10	—	695	898	14	—	912
International	181	—	—	181	256	1	—	257
Insurance contracts	—	10	—	10	—	16	—	16
Corporate debt instruments	4	38	—	42	5	61	—	66
Government securities	3	79	—	82	2	47	—	49
Total recorded at fair value	$876	$138	$—	$1,014	$1,164	$140	$—	$1,304
Assets recorded at NAV(2):
Common/collective trust funds				649				840
Alternative investments:
Real estate funds				11				13
Private equity funds				158				152
Debt funds				11				9
Hedge funds				—				1
Total recorded at NAV				$829				$1,015
Total investments(3)				$1,843				$2,319

(1)
Includes $10 million of Dominion Energy preferred stock at December 31, 2022.
(2)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)
Excludes net assets related to pending sales of securities and advanced subscription of $10 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $10 million at December 31, 2022. Excludes net assets related to pending sales of securities of $5 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $3 million at December 31, 2021.

The plan assets investments are determined based on the fair values of the investments and the underlying investments, which have been determined as follows:

•
Cash and Cash Equivalents—Represents interest-bearing cash, foreign cash, and money market fund. Interest bearing cash and money market fund are valued at cost plus accrued interest. The foreign cash balances are valued at the amount held and translated on the reporting date based on prevailing exchange rates. Foreign cash and money market funds are classified as Level 1. The interest bearing cash is held in variation margin and with various brokers, which are less liquid and therefore has been classified as Level 2. 2021 investments were held primarily in short-term notes and treasury bills, valued at cost plus accrued interest.
•
Common and Preferred Stocks—Investments are valued at the closing price reported on the active market on which the individual securities are traded. Investments in preferred stocks are classified as Level 2 and are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
•
Insurance Contracts—Investments in Group Annuity Contracts are stated at fair value based on the fair value of the underlying securities as provided by the managers and include investments in U.S. government securities, corporate debt instruments and state and municipal debt securities.
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
•
Common/Collective Trust Funds—Common/collective trust funds invest in debt and equity securities and other instruments with characteristics similar to those of the funds’ benchmarks. The primary objectives of the funds are to seek investment returns that approximate the overall performance of their benchmark indexes. These benchmarks are major equity indices, fixed income indices and money market indices that focus on growth, income and liquidity strategies, as applicable. Investments in common/collective trust funds are stated at the NAV as determined by the issuer of the common/collective trust funds and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. The common/collective trust funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of the common/collective trust funds have limited withdrawal or redemption restrictions during the term of the investment.
•
Alternative Investments—Investments in real estate funds, private equity funds, debt funds and hedge funds are stated at fair value based on the NAV of the plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV, which is used as a practical expedient to estimate fair value, is adjusted for contributions and distributions occurring between the investment manager and Dominion Energy’s measurement date. These valuations also involve assumptions and methods that are reviewed, evaluated, and adjusted, if necessary, by Dominion Energy.

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $1 million and $13 million for the years ended December 31, 2021 and 2020, respectively, presented in discontinued operations. There were no such amounts reflected in discontinued operations for 2022. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
(millions, except percentages)
Service cost	$142	$170	$173	$22	$25	$28
Interest cost	333	317	351	45	46	58
Expected return on plan assets	(886)	(834)	(777)	(191)	(173)	(156)
Amortization of prior service (credit) cost	—	—	1	(38)	(42)	(49)
Amortization of net actuarial (gain) loss	159	193	206	(2)	4	6
Settlements, curtailments and special termination benefits(1)	—	10	14	(8)	—	(59)
Net periodic benefit (credit) cost	$(252)	$(144)	$(32)	$(172)	$(140)	$(172)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$726	$(782)	$166	$246	$(282)	$(110)
Prior service (credit) cost	—	—	—	—	(13)	(6)
Settlements and curtailments(1)	(3)	(36)	(81)	10	—	59
Less amounts included in net periodic benefit cost:
Amortization of net actuarial gain (loss)	(159)	(193)	(206)	2	(4)	(6)
Amortization of prior service credit (cost)	—	—	(1)	38	42	49
Sale of Hope	(47)	—	—	—	—	—
Total recognized in other comprehensive income and regulatory assets and liabilities	$517	$(1,011)	$(122)	$296	$(257)	$(14)
Significant assumptions used to determine periodic cost:
Discount rate	3.06%-3.19%	2.73%-3.29%	2.77%-3.63%	3.04%-5.03%	2.69%-2.80%	3.07%-3.52%
Expected long-term rate of return on plan assets	7.00%-8.35%	7.00%-8.45%	7.00%-8.60%	8.35%	8.45%	8.50%
Weighted average rate of increase for compensation	4.51%	4.53%	4.23%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	1.81%-1.94%	1.93%-2.15%	2.31-2.83%	n/a	n/a	n/a
Healthcare cost trend rate(2)				6.25%	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(2)				2026-2027	2026-2027	2025-2026
(1)
2022 amounts relate primarily to Dominion Energy’s sale of Hope. 2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan. 2020 amounts primarily relate to the GT&S Transaction.
(2)
Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2022	2021	2022	2021
(millions)
Net actuarial loss	$2,714	$2,198	$84	$(166)
Prior service (credit) cost	3	2	(157)	(203)
Total(1)	$2,717	$2,200	$(73)	$(369)
(1)
As of December 31, 2022, of the $2.7 billion and $(73) million related to pension benefits and other postretirement benefits, $1.7 billion and $14 million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2021, of the $2.2 billion and $(369) million related to pension benefits and other postretirement benefits, $1.7 billion and $(155) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.
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

Virginia Power—Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. During 2022, 2021 and 2020, Virginia Power made payments to Dominion Energy of $172 million, $151 million and $313 million, respectively, related to its participation in the Dominion Energy Pension Plan. Virginia Power’s net periodic pension cost related to this plan was $72 million, $86 million and $118 million in 2022, 2021 and 2020, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(81) million, $(72) million and $(58) million in 2022, 2021 and 2020, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

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

Virginia Power funds other postretirement benefit costs through VEBAs. During 2022, 2021 and 2020, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2023.

Defined Contribution Plans
Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2022, 2021 and 2020, Dominion Energy recognized $75 million, $65 million and $67 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2022, 2021 and 2020, Virginia Power recognized $22 million, $20 million and $19 million, respectively, as employer matching contributions to these plans.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2023 depending on receipt of final permits and approvals. At December 31, 2022 and 2021, Dominion Energy had $47 million and $45 million, respectively, of reserves recorded. Dominion Energy’s reserves include charges of $14 million ($11 million after-tax) recorded in 2020, in other operations and maintenance expense in the Consolidated Statements of Income. At both December 31, 2022 and 2021, Virginia Power had $25 million of reserves recorded. Virginia Power’s reserves include charges of $10 million ($7 million after-tax) recorded in 2020, in other operations and maintenance expense in the Consolidated Statements of Income. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at December 31, 2022 and 2021 include reserves of $94 million and $274 million, respectively, included in other current liabilities, and insurance receivables of $68 million and $118 million, respectively, included within other receivables. These balances at December 31, 2022 and 2021 include $68 million and $85 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During the year ended December 31, 2022, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential. Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2021 and 2020 include charges of $100 million ($75 million after-tax) and $90 million ($68 million after-tax), respectively, within impairment of assets and other charges (reflected in the Corporate and Other segment). In addition, Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2020 include charges of $25 million ($25 million after-tax) within other income (reflected in the Corporate and Other segment).

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

In May 2019, a case was filed against certain former executive officers and directors of SCANA in the State Court of Common Pleas in Richland County, South Carolina (the State Court Merger Case). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the NND Project, were unjustly enriched by the bonuses they were paid in connection with the project and breached their fiduciary duties to secure and obtain the best price for the sale of SCANA. Also in May 2019, the case was removed to the U.S. District Court of South Carolina by the non-South Carolina defendants. In June 2019, the plaintiffs filed a motion to remand the case to state court. In January 2020, the case was remanded to state court. In February 2020, the defendants filed a motion to dismiss. In June 2021, the parties reached an agreement in principle as described above relating to this matter as well as the Federal Court Merger Case and the State Court Derivative Case. In November 2021, the parties executed a settlement agreement, as described above relating to this matter as well as the State Court Derivative Case and the Federal Court Merger Case, and filed with the State Court of Common Pleas in Richland County, South Carolina for approval. In June 2022, the State Court of Common Pleas in Richland County, South Carolina issued final approval of the settlement agreement. Also in June 2022, Dominion Energy utilized the $33 million of insurance proceeds from the State Court Derivative Case settlement, the issuance of 0.4 million shares of its common stock and the payment of $2 million in cash to satisfy its obligations under the settlement agreement.

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

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $18 million ($14 million after-tax) recorded in losses (gains) on sales of assets (reflected in Dominion Energy South Carolina) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2022. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR, resulting in an inconsequential gain. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. The transfers of such utility properties are expected to be completed by early 2024 and to result in a gain of approximately $20 million upon completion.

Matters Fully Resolved Prior to 2022

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

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2022 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1, as this unit is in a decommissioning state, was $3.6 billion and $2.1 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2022 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2022 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. In addition, Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Summer unit, particularly when combined with future ratepayer collections and contributions. The Companies believe the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $13.7 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the third quarter of 2022, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $13.5 billion to $13.7 billion. This increase does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. The Companies have purchased $450 million of coverage from commercial insurance pools for Millstone, Summer, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $138 million for each of their licensed reactors not to exceed $20 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The current levels of nuclear property insurance coverage for Millstone, Summer, Surry and North Anna are all $1.06 billion.

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna meets or exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power's maximum retrospective premium assessment for the current policy period is $65 million and $33 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, DESC's share of the retrospective premium assessment would not exceed an inconsequential amount.

Millstone, Virginia Power and Summer also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power's maximum retrospective premium assessment for the current policy period is $32 million and $9 million, respectively.

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

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended and provided for periodic payments for damages incurred through December 31, 2022. In November 2022, the DOE notified the Companies that it intends to extend these agreements through December 31, 2025 and future additional extensions are contemplated by the settlement agreements. A similar agreement for Summer extends until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations.

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

In 2022, Virginia Power received payments of $17 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2020 through December 31, 2020. In addition, Dominion Energy received payments of $7 million for resolution of claims incurred at Millstone for the period of July 1, 2020 through June 30, 2021 and $1 million for resolution of its share of claims incurred at Summer for the period of January 1, 2021 through December 31, 2021.

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

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $56 million and $52 million at December 31, 2022 and 2021, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $37 million and $39 million at December 31, 2022 and 2021, respectively.

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Long-Term Purchase Agreements

At December 31, 2022, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2023	2024	2025	2026	2027	Thereafter	Total
(millions)
Purchased electric capacity(1)	$71	$70	$70	$73	$73	$630	$987
(1)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2046. Energy payments are generally based on fixed dollar amounts per month and totaled $61 million and $59 million for the years ended December 31, 2022 and 2021, respectively.

Guarantees, Surety Bonds and Letters of Credit

At December 31, 2022, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at December 31, 2022, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At December 31, 2022, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,567
Nuclear obligations(2)	243
Solar(3)	304
Other(4)	1,229
Total(5)(6)	$4,343
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
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15.
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At December 31, 2022, no amounts have been recorded related to this guarantee.

Additionally, at December 31, 2022, Dominion Energy had purchased $249 million of surety bonds, including $172 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $202 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2022, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

In 2020, Dominion Energy made unconditional promises to several charitable organizations, including to support its commitment to diversity and social justice through scholarship programs and donations to historically black colleges and universities. As a result, Dominion Energy recorded charges totaling $80 million in other income in its Consolidated Statements of Income for the year ended December 31, 2020. These commitments are to be funded at various intervals through 2028. Dominion Energy’s Consolidated Balance Sheets include $32 million and $43 million in other deferred credits and other liabilities at December 31, 2022 and 2021, respectively and $11 million and $26 million in other current liabilities at December 31, 2022 and 2021, respectively.

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

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2022, Dominion Energy’s credit exposure totaled $281 million. Of this amount, investment grade counterparties, including those internally rated, represented 89%, and no single counterparty, whether investment grade or non-investment grade, exceeded $77 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2022, Virginia Power’s credit exposure totaled $25 million. Of this amount, investment grade counterparties, including those internally rated, represented 76%, and no single counterparty exceeded $8 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $140 million and $28 million, respectively, as of December 31, 2022, and $31 million and $22 million, respectively, as of December 31, 2021. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had both posted collateral of $72 million at December 31, 2022, and $66 million and $54 million, respectively, at December 31, 2021, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering $20 million of fair value of derivative instruments in a liability position at December 31, 2022. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $212 million and $99 million, respectively, as of December 31, 2022 and $97 million and $76 million, respectively, as of December 31, 2021, which does not include the impact of any offsetting asset positions.

See Note 7 for further information about derivative instruments.

NOTE 25. RELATED-PARTY TRANSACTIONS

Dominion Energy’s transactions with equity method investments are described in Note 9. Virginia Power engages in related party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy’s consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. See Note 2 for further information. A discussion of Virginia Power's significant related party transactions follows.

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 20 for more information. At December 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $33 million and $31 million, respectively. At December 31, 2021, Virginia Power’s derivative assets and liabilities with affiliates were $29 million and $6 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2022 and 2021, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $422 million and $522 million, respectively. At December 31, 2022 and 2021, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $518 million and $431 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2022	2021	2020
(millions)
Commodity purchases from affiliates	$1,423	$742	$569
Services provided by affiliates(1)	519	494	455
Services provided to affiliates	18	18	18
(1)
Includes capitalized expenditures of $177 million, $161 million and $141 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. In November 2022, Virginia Power amended its intercompany credit facility with Dominion Energy to increase the maximum capacity to $3.0 billion. There were $2.0 billion and $699 million in short-term demand note borrowings from Dominion Energy as of December 31, 2022 and 2021, respectively. The weighted-average interest rate of these borrowings was 4.68% and 0.26% at December 31, 2022 and 2021, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2022 and 2021. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $15 million for the year ended December 31, 2022 and $1 million for both the years ended December 31, 2021 and 2020.

There were no issuances of Virginia Power’s common stock to Dominion Energy in 2022, 2021 or 2020.

In January 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services.

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
(1)
Includes Virginia Power’s non-jurisdictional solar generation operations.
(2)
Includes renewable natural gas operations as well as Wexpro’s natural gas development and production operations.
(3)
Includes solar generation facility development operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization and its nonregulated retail energy marketing operations (prior to December 2021), including its noncontrolling interest in Wrangler (through March 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, as well as the net impact of the gas transmission and storage operations, including its noncontrolling interest in Atlantic Coast Pipeline, reported as discontinued operations which are discussed in Notes 3 and 9.

In 2022, Dominion Energy reported after-tax net expenses of $2.6 billion in the Corporate and Other segment, including $2.5 billion of after-tax net expenses for specific items with $2.8 billion of after tax-net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2022 primarily related to the impact of the following items:

•
A $1.5 billion ($1.1 billion after-tax) charge associated with the impairment of certain nonregulated solar generation facilities, attributable to Contracted Assets;
•
A $649 million ($513 million after-tax) loss associated with the sale of Kewaunee, attributable to Contracted Assets;
•
A $559 million ($451 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Assets ($393 million after-tax); and
•
Dominion Energy Virginia ($58 million after-tax);
•
A $243 million ($181 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
•
A $213 million ($159 million after-tax) charge for RGGI compliance costs deemed recovered through base rates, attributable to Dominion Energy Virginia;
•
A $191 million ($142 million after-tax) charge in connection with a comprehensive settlement agreement for Virginia fuel expenses, attributable to Dominion Energy Virginia;
•
$167 million ($124 million after-tax) of charges for dismantling costs associated with the early retirement of certain electric generation facilities, attributable to Dominion Energy Virginia;
•
$125 million ($93 million after-tax) of charges associated with storm damage and service restoration, attributable to:
•
Dominion Energy Virginia ($87 million after-tax); and
•
Contracted Assets ($6 million after-tax);
•
A $40 million ($30 million after-tax) charge associated with the write-off of inventory, attributable to:
•
Contracted Assets ($16 million after-tax); and
•
Dominion Energy Virginia ($14 million after-tax); and
•
A $22 million benefit ($78 million after-tax loss) associated with the sale of Hope, attributable to Gas Distribution; partially offset by
•
A $165 million ($133 million after-tax) gain related to economic hedging activities, attributable to Contracted Assets.

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
•
Dominion Energy Virginia ($27 million after-tax); and
•
Contracted Assets ($237 million after-tax).

The following table presents segment information pertaining to Dominion Energy’s operations:

Year Ended December 31,	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2022
Total revenue from external customers	$9,666	$3,331	$3,323	$890	$(36)	$—	$17,174
Intersegment revenue	(13)	2	7	18	925	(939)	—
Total operating revenue	9,653	3,333	3,330	908	889	(939)	17,174
Depreciation, depletion and amortization	1,454	384	507	123	362	—	2,830
Equity in earnings of equity method investees	—	3	—	277	19	—	299
Interest income (expense)	17	9	6	75	86	(76)	117
Interest and related charges (benefit)	647	119	220	95	(39)	(76)	966
Income tax expense (benefit)	408	146	132	106	(724)	—	68
Net income from discontinued operations	—	—	—	—	9	—	9
Net income (loss) attributable to Dominion Energy	2,008	697	505	335	(2,551)	—	994
Investment in equity method investees(1)	—	146	—	2,673	193	—	3,012
Capital expenditures	5,206	1,458	708	342	44	—	7,758
Total assets (billions)	55.4	19.6	17.2	9.7	8.1	(5.8)	104.2
2021
Total revenue from external customers	$8,012	$2,660	$2,968	$1,018	$(759)	$60	$13,959
Intersegment revenue	(13)	5	7	67	943	(1,004)	5
Total operating revenue	7,999	2,665	2,975	1,085	184	(944)	13,964
Depreciation, depletion and amortization	1,299	380	486	162	151	—	2,478
Equity in earnings of equity method investees	—	—	(3)	259	20	—	276
Interest income	13	6	10	81	17	(26)	101
Interest and related charges	537	86	206	52	499	(26)	1,354
Income tax expense (benefit)	462	116	125	112	(390)	—	425
Net income from discontinued operations	—	—	—	—	641	—	641
Net income (loss) attributable to Dominion Energy	1,919	600	437	431	(99)	—	3,288
Investment in equity method investees(1)	—	106	—	2,738	88	—	2,932
Capital expenditures	3,762	1,252	694	277	76	—	6,061

Total assets (billions)	50.3	18.5	16.4	12.3	7.1	(5.0)	99.6
2020
Total revenue from external customers	$7,802	$2,345	$2,782	$1,020	$200	$48	$14,197
Intersegment revenue	(15)	10	5	51	963	(1,039)	(25)
Total operating revenue	7,787	2,355	2,787	1,071	1,163	(991)	14,172
Depreciation, depletion and amortization	1,247	344	474	182	85	—	2,332
Equity in earnings of equity method investees	—	—	(1)	35	6	—	40
Interest income	13	6	12	91	73	(88)	107
Interest and related charges	527	76	219	75	568	(88)	1,377
Income tax expense (benefit)	496	121	107	(16)	(625)	—	83
Net income (loss) from discontinued operations	—	—	—	167	(2,045)	—	(1,878)
Net income (loss) attributable to Dominion Energy	1,891	560	419	402	(3,673)	—	(401)
Capital expenditures	3,406	1,151	700	649	425	—	6,331
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

In 2022, Virginia Power reported after-tax net expenses of $792 million in the Corporate and Other segment, including $773 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2022 primarily related to the impact of the following items:

•
A $243 million ($181 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•
A $213 million ($159 million after-tax) charge for RGGI compliance costs deemed recovered through base rates;
•
A $191 million ($142 million after-tax) charge in connection with a comprehensive settlement agreement for Virginia fuel expenses;
•
$167 million ($124 million after-tax) of charges for dismantling costs associated with the early retirement of certain electric generation facilities;
•
$117 million ($87 million after-tax) of charges associated with storm damage and service restoration in its service territory; and
•
A $78 million ($58 million after-tax) loss related to investments in nuclear decommissioning trust funds.

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

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2022
Operating revenue	$9,643	$11	$9,654
Depreciation and amortization	1,452	284	1,736
Interest income	17	—	17
Interest and related charges (benefit)	645	(3)	642
Income tax expense (benefit)	411	(220)	191
Net income (loss)	2,007	(792)	1,215
Capital expenditures	5,187	—	5,187
Total assets (billions)	53.2	—	53.2
2021
Operating revenue	$7,976	$(506)	$7,470
Depreciation and amortization	1,296	68	1,364
Interest income	11	—	11
Interest and related charges (benefit)	535	(1)	534
Income tax expense (benefit)	467	(70)	397
Net income (loss)	1,914	(202)	1,712
Capital expenditures	3,756	—	3,756
Total assets (billions)	47.9	—	47.9
2020
Operating revenue	$7,763	$—	$7,763
Depreciation and amortization	1,245	7	1,252
Interest income	11	—	11
Interest and related charges (benefit)	524	(8)	516
Income tax expense (benefit)	500	(271)	229
Net income (loss)	1,884	(863)	1,021
Capital expenditures	3,372	—	3,372

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2022 Annual Report to contain a management's report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2022, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2022.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting at December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2022, of Dominion Energy and our report dated February 21, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2023

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power's 2022 Annual Report to contain a management's report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2022, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power's internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2022.

This annual report does not include an attestation report of Virginia Power's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by Virginia Power's independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 21, 2023

Item 9B. Other Information

Explanatory Note: The following information is filed in this Form 10-K in lieu of being filed pursuant to Item 5.03 in a Form 8-K. The date of the events reported below was February 20, 2023.

On February 20, 2023, the Board of Directors, as part of a periodic review of Dominion Energy’s governance documents, approved changes to Dominion Energy’s Bylaws, effective as of February 20, 2023. The amendments, among other things:

•
clarify the Board of Directors’ ability to adjourn, postpone or reschedule shareholder meetings whether or not a quorum is present without establishing a new record date unless the meeting is adjourned for more than 120 days;
•
provide that the annual meeting of shareholders may be held at any time determined by the Board of Directors, as opposed to only in May;
•
clarify that if there is no quorum present at a meeting, the Chair may adjourn the meeting without notice other than an announcement at the meeting until a quorum is present;
•
expand the scope of disclosures required by a shareholder seeking to bring business (other than a director nomination) before a meeting of shareholders, known as a proposing shareholder, to include:
•
a representation that such shareholder is a shareholder of record, is entitled to vote at the annual meeting of the shareholders, will continue to be a shareholder of record at the annual meeting of the shareholders, and intends to appear in person or by proxy at the annual meeting of the shareholders to bring the business before the meeting specified in the notice;
•
any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions and borrowed or loaned shares) that has been entered into by, or on behalf of, the proposing shareholder or any associated person, whether or not such instrument or right shall be subject to settlement in an underlying class of Dominion Energy’s stock, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the proposing shareholder or any associated person, with respect to Dominion Energy’s shares, or relates to the acquisition or disposition of any Dominion Energy shares;
•
any agreement pursuant to which the proposing shareholder or any associated person, has a right to vote or direct the voting of any of the Dominion Energy’s securities;
•
any rights to dividends on Dominion Energy’s shares owned beneficially by the proposing shareholder and any associated person that are separated or separable from the underlying Dominion Energy’s shares;
•
any proportionate interest in Dominion Energy’s shares or any derivative instruments held, directly or indirectly, by a general or limited partnership or limited liability company or similar entity in which the proposing shareholder or any associated person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, is the manager or managing member or, directly or indirectly, beneficially owns an interest in the manager or managing member of a limited liability company or similar entity;
•
any performance-related fees (other than an asset-based fee) that the proposing shareholder or any associated person is entitled to based on the increase or decrease in the value of Dominion Energy’s shares or derivative instruments;
•
the information that would be required to be set forth in a Schedule 13D filed pursuant to Rule 13d-1(a) or an amendment pursuant to Rule 13d-2(a) if such statement were required to be filed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder by such shareholder and any associated person on whose behalf the notice is given; and
•
any other information as reasonably requested by Dominion Energy;
•
clarify that, in addition to complying with the advance notice provisions in the Bylaw regarding any business proposed by a shareholder, each proposing shareholder and any associated person must also comply with all applicable requirements of the Articles of Incorporation, these Bylaws and state and federal law, including the Securities Exchange Act of 1934, as amended;
•
provide that an election will be considered to be contested if, as of the date that is 21days prior to the date that Dominion Energy files its definitive proxy statement, there are more nominees for election than positions on the Board of Directors to be filled by election at that meeting;
•
clarify the duties of the president;

•
adopt a forum selection bylaw to provide that (i) shareholder suits and other derivative actions asserted against Dominion Energy or its directors and officers be brought only before the United States District Court for the Eastern District of Virginia or, in the event that the court lacks jurisdiction or is unavailable to hear such action, the Circuit Court of the City of Richmond, Virginia, and (ii) the U.S. federal district courts will be the exclusive forum for the resolution of claims under the Securities Act of 1933, as amended;
•
provide that any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white; and
•
make various other updates, including clarify, ministerial and conforming changes.

The foregoing description of the amendments to Dominion Energy’s Bylaws is qualified in its entirety by reference to the full text of Dominion Energy’s Bylaws, a copy of which is attached hereto as Exhibit 3.2.a and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Item 1—Election of Directors, Corporate Governance—The Committees of the Board and Corporate Governance—Other Governance Policies and Practices—Code of Ethics and Business Conduct in the Dominion Energy 2023 Proxy Statement.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Executive Compensation, Compensation of Non-Employee Directors in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Security Ownership of Certain Beneficial Owners and Management and Executive Compensation—Equity Compensation Plans in the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Corporate Governance—Other Governance Policies and Practices —Certain Relationships and Related Party Transactions and Corporate Governance —Director Independence in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Audit-Related Matters—Auditor Fees and Pre-Approval Policy in the 2023 Proxy Statement.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2022 and 2021.

Type of Fees	2022	2021
(millions)
Virginia Power
Audit fees	$2.44	$2.37
Audit-related fees	0.08	—
Tax fees	—	0.04
All other fees	—	—
Total Fees	$2.52	$2.41

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

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. In accordance with this delegation, each year the Dominion Energy Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2022 meeting, the Dominion Energy Audit Committee approved schedules of services and fees for 2023 inclusive of Virginia Power. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Energy Audit Committee or a delegated member of the Dominion Energy Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 86.

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

X
3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective February 20, 2023 (filed herewith).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

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

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power

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

4.8

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Thirteenth Supplemental Indenture, dated December 1, 2017 (Exhibit 4.8, Form 10-K for the fiscal year ended December 31, 2017 filed February 27, 2018, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Seventh Supplemental Indenture, dated as of November 1, 2022 (Exhibit 4.2, Form 8-K filed November 18, 2022, File No. 1-8489).

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

X

4.11	Registration Rights Agreement, dated May 5, 2022, by and between Dominion Energy, Inc. and South Carolina Department of Revenue (Exhibit 4.2, Form 10-Q filed May 5, 2022, File No. 1-8489).	X

4.12

Registration Rights Agreement, date December 1, 2021, by and between Dominion Energy, Inc. and Gallagher Fiduciary Advisors, LLC on behalf of the Dominion Energy, Inc. Defined Benefit Master Trust (Exhibit 4.2, Form 8-K filed December 9, 2021, File No. 1-8489).

X

4.13	Description of Dominion Energy, Inc.’s Common Stock (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power

4.14	Description of Virginia Electric and Power Company’s Common Stock (Exhibit 4.19, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).		X

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

X

10.5	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

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

X

10.9*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 31, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.10*

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power
(Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489).

10.11*

Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489, as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), File No. 1-8489).

X

10.12*

Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 15, 2021 (Exhibit 10.13, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No. 1-8489).

X

10.13*

Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489).

X

10.14*

Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).

X

10.15*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X

10.16*

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (Exhibit 10.1, Form 10-Q filed November 5, 2021, File No. 1-8489).

X

10.17*	Restricted Stock Award Agreement for Diane Leopold (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2020 filed November 6, 2020, File No. 1-8489).	X

10.18*

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

X

10.21*

2022 Performance Grant Plan under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.22*

Form of 2022 Goal-Based Stock Award Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.23*

Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.30, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.24*	Restricted Stock Agreement for Steven D. Ridge (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.25*	2023 Performance Grant Plan under the 2023 Long-Term Incentive Program approved January 26, 2023, as amended February 9, 2023 (filed herewith).	X

10.26*	Form of 2023 Goal-Based Stock Award Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (filed herewith).	X

10.27*	Form of Restricted Stock Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (filed herewith).	X

10.28*	2023 Goal-Based Stock Award Agreement for Robert M. Blue under the 2023 Long-Term Incentive Program approved February 9, 2023 (filed herewith).	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

X

101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 21, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
(Robert M. Blue, President and Chief Executive Officer)

Date: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2023.

Signature	Title

/s/ Robert M. Blue Robert M. Blue	Chair of the Board of Directors, President and Chief Executive Officer

/s/ James A. Bennett James A. Bennett	Director

/s/ Helen E. Dragas Helen E. Dragas	Director

/s/ James O. Ellis, Jr. James O. Ellis, Jr.	Director

/s/ D. Maybank Hagood	Director
D. Maybank Hagood

/s/ Ronald W. Jibson Ronald W. Jibson	Director

/s/ Mark J. Kington Mark J. Kington	Director

/s/ Kristin G. Lovejoy	Director
Kristin G. Lovejoy

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ Pamela J. Royal Pamela J. Royal	Director

/s/ Robert H. Spilman, Jr. Robert H. Spilman, Jr.	Director

/s/ Susan N. Story Susan N. Story	Director

/s/ Michael E. Szymanczyk Michael E. Szymanczyk	Director

/s/ Steven D. Ridge Steven D. Ridge	Senior Vice President and Chief Financial Officer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer

Virginia Power

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ Robert M. Blue
(Robert M. Blue, Chief Executive Officer)

Date: February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2023.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Diane Leopold Diane Leopold	Director

/s/ Steven D. Ridge Steven D. Ridge	Senior Vice President and Chief Financial Officer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer