Form 10-Q
period 2023-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2023-05-05
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2284

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At April 28, 2023, the latest practicable date for determination, Dominion Energy, Inc. had 835,941,420 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020

2023 Biennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2021 and ending December 31, 2022 and prospective rate base setting for the succeeding two-year period beginning January 1, 2024 and ending December 31, 2025

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

North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
ozone season	The period May 1st through September 30th, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PFAS	Per- and polyfluorinated substances, a group of widely used chemicals that break down very slowly over time in the environment
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
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
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act, as amended in 2015, 2018 and 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(millions, except per share amounts)
Operating Revenue	$5,252	$4,279
Operating Expenses
Electric fuel and other energy-related purchases	1,022	678
Purchased electric capacity	8	13
Purchased gas	764	645
Other operations and maintenance	921	1,054
Depreciation, depletion and amortization	720	698
Other taxes	275	253
Impairment of assets and other charges (benefits)	98	(10)
Losses (gains) on sales of assets	(1)	(28)
Total operating expenses	3,807	3,303
Income from operations	1,445	976
Earnings from equity method investees	80	80
Other income (expense)	284	46
Interest and related charges	586	174
Income from continuing operations including noncontrolling interests before income tax expense	1,223	928
Income tax expense	221	236
Net Income From Continuing Operations	1,002	692
Net Income (Loss) From Discontinued Operations(1)	(5)	19
Net Income Including Noncontrolling Interests	997	711
Noncontrolling Interests	—	—
Net Income Attributable to Dominion Energy	$997	$711
Amounts attributable to Dominion Energy
Net income from continuing operations	$1,002	$692
Net income (loss) from discontinued operations	(5)	19
Net income attributable to Dominion Energy	$997	$711
EPS - Basic
Net income from continuing operations	$1.18	$0.82
Net income (loss) from discontinued operations	(0.01)	0.02
Net income attributable to Dominion Energy	$1.17	$0.84
EPS - Diluted
Net income from continuing operations	$1.18	$0.81
Net income (loss) from discontinued operations	(0.01)	0.02
Net income attributable to Dominion Energy	$1.17	$0.83

(1)
Includes income tax expense (benefit) of $(1) million and $6 million for the three months ended three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(millions)
Net income including noncontrolling interests	$997	$711
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(9)	25
Changes in unrealized net gains (losses) on investment securities(2)	17	(62)
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	28
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(4)	8	10
Net realized (gains) losses on investment securities(5)	1	3
Net pension and other postretirement benefit costs (credits) (6)	(11)	17
Changes in other comprehensive income from equity method investees(7)	1	1
Total other comprehensive income	7	22
Comprehensive income including noncontrolling interests	1,004	733
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Dominion Energy	$1,004	$733

(1) Net of $3 million and $(8) million tax for the three months ended March 31, 2023 and 2022, respectively.

(2) Net of $(7) million and $19 million tax for the three months ended March 31, 2023 and 2022, respectively.

(3) Net of $— million and $(10) million tax for the three months ended March 31, 2023 and 2022, respectively.

(4) Net of $(3) million and $(4) million tax for the three months ended March 31, 2023 and 2022, respectively.

(5) Net of $(1) million and $(1) million tax for the three months ended March 31, 2023 and 2022, respectively.

(6) Net of $4 million and $(6) million tax for the three months ended March 31, 2023 and 2022, respectively.

(7) Net of $— million and $— million tax for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,792	$153
Customer receivables (less allowance for doubtful accounts of $33 and $31)	2,437	2,952
Other receivables (less allowance for doubtful accounts of $3 at both dates)	398	405
Inventories	1,746	1,729
Derivative assets	264	1,137
Margin deposit assets	193	480
Regulatory assets	2,156	2,340
Other	619	654
Total current assets	9,605	9,850
Investments
Nuclear decommissioning trust funds	6,262	5,957
Investment in equity method affiliates	3,014	3,012
Other	388	390
Total investments	9,664	9,359
Property, Plant and Equipment
Property, plant and equipment	92,748	91,202
Accumulated depreciation, depletion and amortization	(28,123)	(27,742)
Total property, plant and equipment, net	64,625	63,460
Deferred Charges and Other Assets
Goodwill	7,295	7,295
Regulatory assets	8,951	9,087
Other	5,185	5,192
Total deferred charges and other assets	21,431	21,574
Total assets	$105,325	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$4,352	$3,341
Short-term debt	3,546	3,423
Accounts payable	1,125	1,825
Accrued interest, payroll and taxes	1,037	1,199
Derivative liabilities	371	778
Regulatory liabilities	651	946
Other(2)	1,680	1,938
Total current liabilities	12,762	13,450
Long-Term Debt
Long-term debt	37,624	36,832
Junior subordinated notes	1,387	1,387
Supplemental credit facility borrowings	900	450
Other	247	245
Total long-term debt	40,158	38,914
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,908	6,698
Regulatory liabilities	10,092	10,107
Other	7,049	7,193
Total deferred credits and other liabilities	24,049	23,998
Total liabilities	76,969	76,362
Commitments and Contingencies (see Note 17)
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	23,652	23,605
Retained earnings	4,486	4,065
Accumulated other comprehensive loss	(1,565)	(1,572)
Shareholders' equity	28,356	27,881
Noncontrolling interests	—	—
Total shareholders' equity	28,356	27,881
Total liabilities and shareholders' equity	$105,325	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 10 for amounts attributable to related parties.

(3) 1.8 billion shares authorized; 836 million and 835 million shares outstanding at March 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					711		711	—	711
Issuance of stock			1	45			45		45
Stock awards (net of change in unearned compensation)				2			2		2
Preferred stock dividends (see Note 16)					(27)		(27)		(27)
Common stock dividends ($0.6675 per common share) and distributions					(541)		(541)	—	(541)
Other comprehensive income, net of tax						22	22		22
March 31, 2022	2	$1,783	811	$21,657	$5,516	$(1,436)	$27,520	$—	$27,520

December 31, 2022	2	$1,783	835	$23,605	$4,065	$(1,572)	$27,881	$—	$27,881
Net income including noncontrolling interests					997		997	—	997
Issuance of stock			1	43			43		43
Stock awards (net of change in unearned compensation)				4			4		4
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per common share) and distributions					(557)		(557)	—	(557)
Other comprehensive income, net of tax						7	7		7
Other					1		1		1
March 31, 2023	2	$1,783	836	$23,652	$4,486	$(1,565)	$28,356	$—	$28,356

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2023	2022
(millions)
Operating Activities
Net income including noncontrolling interests	$997	$711
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	799	773
Deferred income taxes and investment tax credits	174	246
Impairment of assets and other charges (benefits)	98	(13)
Losses (gains) on sales of assets and equity method investments	—	(34)
Net (gains) losses on nuclear decommissioning trust funds and other investments	(134)	113
Other adjustments	23	(72)
Changes in:
Accounts receivable	519	28
Inventories	(21)	80
Deferred fuel and purchased gas costs, net	89	(256)
Prepayments	43	21
Accounts payable	(588)	52
Accrued interest, payroll and taxes	(161)	(192)
Margin deposit assets and liabilities	286	(52)
Net realized and unrealized changes related to derivative activities	232	29
Pension and other postretirement benefits	(122)	(117)
Other operating assets and liabilities	(137)	(192)
Net cash provided by operating activities	2,097	1,125
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,220)	(1,622)
Acquisition of solar development projects	(11)	(37)
Proceeds from sales of securities	544	814
Purchases of securities	(607)	(824)
Proceeds from sale of assets and equity method investments	—	146
Contributions to equity method affiliates	(10)	(15)
Other	2	(36)
Net cash used in investing activities	(2,302)	(1,574)
Financing Activities
Issuance of short-term debt, net	123	234
364-day term loan facility borrowings	2,500	—
Issuance of long-term debt	1,500	1,000
Repayment of long-term debt	(2,197)	(39)
Supplemental credit facility borrowings	450	—
Issuance of common stock	43	45
Common dividend payments	(557)	(541)
Other	(42)	(64)
Net cash provided by financing activities	1,820	635
Increase in cash, restricted cash and equivalents	1,615	186
Cash, restricted cash and equivalents at beginning of period	341	408
Cash, restricted cash and equivalents at end of period	$1,956	$594

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(millions)
Operating Revenue(1)	$2,384	$2,167
Operating Expenses
Electric fuel and other energy-related purchases(1)	799	516
Purchased electric capacity	8	11
Other operations and maintenance:
Affiliated suppliers	93	91
Other	348	479
Depreciation and amortization	447	429
Other taxes	85	75
Impairment of assets and other charges	7	4
Total operating expenses	1,787	1,605
Income from operations	597	562
Other income (expense)	36	4
Interest and related charges(1)	181	148
Income before income tax expense	452	418
Income tax expense	99	61
Net Income	$353	$357

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
(millions)
Net income	$353	$357
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(9)	19
Changes in unrealized net gains (losses) on investment securities(2)	4	(7)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	1
Net realized (gains) losses on investment securities(4)	—	(1)
Total other comprehensive income (loss)	(5)	12
Comprehensive income	$348	$369

(1)
Net of $3 million and $(7) million tax for the three months ended March 31, 2023 and 2022, respectively.
(2)
Net of $(1) million and $2 tax for the three months ended March 31, 2023 and 2022, respectively.
(3)
Net of $— and $— million tax for the three months ended March 31, 2023 and 2022, respectively.
(4)
Net of $— and $— million tax for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$21	$22
Customer receivables (less allowance for doubtful accounts of $21 at both dates)	1,227	1,578
Other receivables (less allowance for doubtful accounts of $1 and $2)	196	204
Affiliated receivables	7	7
Inventories (average cost method)	962	924
Margin deposit assets	54	310
Derivative assets(2)	91	765
Regulatory assets	820	1,140
Other	49	52
Total current assets	3,427	5,002
Investments
Nuclear decommissioning trust funds	3,360	3,202
Other	3	3
Total investments	3,363	3,205
Property, Plant and Equipment
Property, plant and equipment	55,800	54,697
Accumulated depreciation and amortization	(16,466)	(16,218)
Total property, plant and equipment, net	39,334	38,479
Deferred Charges and Other Assets
Regulatory assets	4,151	4,247
Other(2)	2,343	2,261
Total deferred charges and other assets	6,494	6,508
Total assets	$52,618	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$378	$1,164
Short-term debt	1,010	941
Accounts payable	485	600
Payables to affiliates	203	255
Affiliated current borrowings	1,203	2,024
Accrued interest, payroll and taxes	344	270
Regulatory liabilities	309	506
Derivative liabilities(2)	152	298
Other	972	1,176
Total current liabilities	5,056	7,234
Long-Term Debt
Long-term debt	16,050	14,916
Other	73	65
Total long-term debt	16,123	14,981
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,463	3,452
Regulatory liabilities	5,557	5,499
Other(2)	4,826	4,783
Total deferred credits and other liabilities	13,846	13,734
Total liabilities	35,025	35,949
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	10,738	10,385
Accumulated other comprehensive income	4	9
Total common shareholder’s equity	17,593	17,245
Total liabilities and shareholder’s equity	$52,618	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
500,000 shares authorized; 274,723 shares outstanding at March 31, 2023 and December 31, 2022.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				357		357
Other comprehensive income, net of tax					12	12
Other				(1)		(1)
March 31, 2022	275	$5,738	$1,113	$9,526	$(29)	$16,348

December 31, 2022	275	$5,738	$1,113	$10,385	$9	$17,245
Net income				353		353
Other comprehensive loss, net of tax					(5)	(5)
March 31, 2023	275	$5,738	$1,113	$10,738	$4	$17,593

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2023	2022
(millions)
Operating Activities
Net income	$353	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	492	425
Deferred income taxes and investment tax credits	(3)	105
Impairment of assets and other charges (benefit)	7	—
Other adjustments	(9)	3
Changes in:
Accounts receivable	348	76
Affiliated receivables and payables	(52)	9
Inventories	(39)	34
Prepayments	—	3
Deferred fuel expenses, net	193	(297)
Accounts payable	(103)	90
Accrued interest, payroll and taxes	73	57
Margin deposit assets and liabilities	255	(125)
Net realized and unrealized changes related to derivative activities	449	215
Other operating assets and liabilities	(16)	(267)
Net cash provided by operating activities	1,948	685
Investing Activities
Plant construction and other property additions	(1,420)	(1,037)
Purchases of nuclear fuel	(52)	(27)
Acquisition of solar development projects	(11)	(37)
Proceeds from sales of securities	373	392
Purchases of securities	(405)	(415)
Other	(4)	(5)
Net cash used in investing activities	(1,519)	(1,129)
Financing Activities
Issuance (repayment) of short-term debt, net	69	(59)
Repayment of affiliated current borrowings, net	(821)	(464)
Issuance of long-term debt	1,500	1,000
Repayment of long-term debt	(1,148)	—
Other	(31)	(23)
Net cash provided by (used in) financing activities	(431)	454
Increase (decrease) in cash, restricted cash and equivalents	(2)	10
Cash, restricted cash and equivalents at beginning of period	24	26
Cash, restricted cash and equivalents at end of period	$22	$36

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2023, and their results of operations, changes in equity and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the Companies’ 2022 Consolidated Financial Statements and Notes have been reclassified to conform to the 2023 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2023	March 31, 2022	December 31, 2022	December 31, 2021
(millions)
Dominion Energy
Cash and cash equivalents(1)	$1,792	$446	$153	$283
Restricted cash and equivalents(2)	164	148	188	125
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$1,956	$594	$341	$408
Virginia Power
Cash and cash equivalents	$21	$36	$22	$26
Restricted cash and equivalents(2)	1	—	2	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$22	$36	$24	$26

(1)
At March 31, 2022, Dominion Energy had $2 million of cash and cash equivalents included in current assets held for sale. No amounts were included in current assets held for sale at March 31, 2023, December 31, 2022 and December 31, 2021.
(2)
Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Three Months Ended March 31,	2023	2022
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$671	$425
Leases(2)	117	24
(1)
See Note 10 for noncash investing activities related to the acquisition of a noncontrolling interest in Dominion Privatization and Note 17 for noncash financing activities related to the transfer of property associated with the settlement of litigation.
(2)
Includes $32 million and $6 million of financing leases at March 31, 2023 and 2022, respectively, and $85 million and $18 million of operating leases at March 31, 2023 and 2022, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Three Months Ended March 31,	2023	2022
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$460	$252
Leases(1)	99	21

(1)
Includes $31 million and $4 million of financing leases at March 31, 2023 and 2022, respectively, and $68 million and $17 million of operating leases at March 31, 2023 and 2022, respectively.

Note 3. Acquisitions and Dispositions

Disposition of Gas Transmission & Storage Operations

In December 2021, Dominion Energy completed the sale of the Q-Pipe Group to Southwest Gas, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. In the first quarter of 2022, Dominion Energy recognized a gain of $27 million ($20 million after-tax) in discontinued operations in its Consolidated Statements of Income associated with finalization of working capital adjustments.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Regulated electric sales:
Residential	$1,286	$1,287	$1,010	$1,015
Commercial	1,070	898	866	717
Industrial	220	197	116	103
Government and other retail	244	272	229	258
Wholesale	44	47	29	32
Nonregulated electric sales	257	367	11	14
Regulated gas sales:
Residential	862	769
Commercial	314	273
Other	35	45
Nonregulated gas sales	1	1
Regulated gas transportation and storage	311	297
Other regulated revenues	62	46	74	51
Other nonregulated revenues(1)(2)	50	48	11	6
Total operating revenue from contracts with customers	4,756	4,547	2,346	2,196
Other revenues(1)(3)	496	(268)	38	(29)
Total operating revenue	$5,252	$4,279	$2,384	$2,167

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Includes sales which are considered to be goods transferred at a point in time of $8 million and $11 million for the three months ended March 31, 2023 and 2022, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $5 million and $4 million for the three months ended March 31, 2023 and 2022, respectively, at Dominion Energy and $3 million and less than $1 million for the three months ended March 31, 2023 and 2022, respectively, at Virginia Power.
(3)
Includes alternative revenue of $57 million and $30 million at Dominion Energy and $27 million and $8 million at Virginia Power for the three months ended March 31, 2023 and 2022, respectively.

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

Revenue expected to be recognized on multi-year contracts in place at March 31, 2023	2023	2024	2025	2026	2027	Thereafter	Total
(millions)
Dominion Energy(1)	$51	$61	$54	$48	$46	$402	$662
(1)
Includes no amounts for Virginia Power.

At March 31, 2023 and December 31, 2022, Dominion Energy’s contract liability balances were $93 million and $150 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, Virginia Power’s contract liability balances were $51 million and $39 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2023 and 2022, Dominion Energy recognized revenue of $145 million and $119 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2023 and 2022, Virginia Power recognized $39 million and $33 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	—	9.4
State taxes, net of federal benefit	3.4	3.3	4.6	4.4
Investment tax credits	(2.3)	(3.9)	(0.3)	(6.7)
Production tax credits	(0.4)	(0.4)	(0.7)	(0.8)
Reversal of excess deferred income taxes	(2.7)	(4.1)	(2.7)	(3.0)
Changes in state deferred taxes associated with assets held for sale	—	0.5
AFUDC - equity	(0.1)	(0.6)	0.2	(0.9)
Other, net	(0.8)	0.2	(0.2)	0.6
Effective tax rate	18.1%	25.4%	21.9%	14.6%

In the first quarter of 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope in a stock sale for income tax purposes. Upon meeting the classification as held for sale, Dominion Energy established $87 million of deferred tax liabilities reflecting the excess of the financial reporting basis over the tax basis in Hope’s stock. These deferred taxes reversed upon closing of the sale in August 2022 and became a component of current income tax expense on the sale. See Note 3 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the sale of Hope.

As of March 31, 2023, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax (benefit) expense reflected in discontinued operations is $(1) million and $6 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

Three Months Ended March 31,	2023	2022
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$1,002	$692
Preferred stock dividends (see Note 16)	(20)	(27)
Net income attributable to Dominion Energy from continuing operations – Basic	982	665
Dilutive effect of 2019 Equity Units(1)	—	7
Net income attributable to Dominion Energy from continuing operations - Diluted	$982	$672
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(5)	$19
Average shares of common stock outstanding – Basic	835.2	810.6
Net effect of dilutive securities(2)	0.3	21.4
Average shares of common stock outstanding – Diluted	835.5	832.0
EPS from continuing operations – Basic	$1.18	$0.82
EPS from discontinued operations – Basic	(0.01)	0.02
EPS attributable to Dominion Energy – Basic	$1.17	$0.84
EPS from continuing operations – Diluted	$1.18	$0.81
EPS from discontinued operations – Diluted	(0.01)	0.02
EPS attributable to Dominion Energy – Diluted	$1.17	$0.83

(1)
Effective January 2022, diluted net income was no longer reduced by the Series A Preferred Stock dividends.
(2)
Dilutive securities for the three months ended March 31, 2023 and 2022 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Note 17 for additional information. Additionally, dilutive securities for the three months ended March 31, 2022 included the 2019 Equity Units (applying the if converted method) as well as forward sales agreements entered into in November 2021 (applying the treasury stock method). See Notes 19 and 20 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, were a potentially dilutive instrument. See Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended March 31, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	(9)	17	—	1	9
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	11	—	—	—	11
Other income (expense)	—	2	(15)	—	(13)
Total	11	2	(15)	—	(2)
Income tax expense (benefit)	(3)	(1)	4	—	—
Total, net of tax	8	1	(11)	—	(2)
Net current period other comprehensive income (loss)	(1)	18	(11)	1	7
Ending balance	$(250)	$(26)	$(1,287)	$(2)	$(1,565)
Three Months Ended March 31, 2022
Beginning balance	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income (loss) before reclassifications: gains (losses)	25	(62)	28	1	(8)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	14	—	—	—	14
Other income (expense)	—	4	23	—	27
Total	14	4	23	—	41
Income tax expense (benefit)	(4)	(1)	(6)	—	(11)
Total, net of tax	10	3	17	—	30
Net current period other comprehensive income (loss)	35	(59)	45	1	22
Ending balance	$(323)	$(22)	$(1,088)	$(3)	$(1,436)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $83 million, $83 million, $107 million and $119 million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.
(3)
Net of $6 million, $13 million, $8 million and $(10) million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.
(4)
Net of $449 million, $445 million, $380 million and $396 million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.
(5)
Net of $— million, $1 million, $1 million and $1 million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended March 31, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	(9)	4	(5)
Net current period other comprehensive income (loss)	(9)	4	(5)
Ending balance	$7	$(3)	$4
Three Months Ended March 31, 2022
Beginning balance	$(45)	$4	$(41)
Other comprehensive income (loss) before reclassifications: gains (losses)	19	(7)	12
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	1	—	1
Other income (expense)	—	(1)	(1)
Total	1	(1)	—
Income tax expense	—	—	—
Total, net of tax	1	(1)	—
Net current period other comprehensive income (loss)	20	(8)	12
Ending balance	$(25)	$(4)	$(29)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(2) million, $(5) million, $9 million and $16 million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.
(3)
Net of $1 million, $2 million, $1 million and $(2) million tax at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively.

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. See Note 9 in this report for additional information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents the Companies' quantitative information about Level 3 fair value measurements at March 31, 2023. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$6	(2)-5	—	$6	(2)-3	—
FTRs	Discounted cash flow	Market price (per MWh)	(3)	37	1-7	4	37	1-7	4
Electricity	Discounted cash flow	Market price (per MWh)	(3)	152	18-110	48	—	—	—
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	16	1-10	4	16	1-10	4
		Price volatility	(4)		23%-74%	53%		23%-74%	53%
Total assets				$211			$59
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$3	(2)-3	(1)	$3	(2)-0	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	1	0-7	3	1	0-7	3
Electricity	Discounted cash flow	Market price (per MWh)	(3)	1	34-129	63	—	—	—
Total liabilities				$5			$4
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

In the first quarter of 2023, Dominion Energy recorded a charge of $91 million ($68 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at March 31, 2023.

Recurring Fair Value Measurements

The following table presents the Companies' assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
March 31, 2023
Assets
Derivatives:
Commodity	$—	$237	$211	$448	$—	$83	$59	$142
Interest rate	—	748	—	748	—	90	—	90
Foreign currency exchange rate	—	1	—	1	—	1	—	1
Investments(1):
Equity securities:
U.S.	4,052	—	—	4,052	2,155	—	—	2,155
Fixed income:
Corporate debt instruments	—	544	—	544	—	329	—	329
Government securities	165	1,137	—	1,302	92	605	—	697
Cash equivalents and other	36	—	—	36	11	—	—	11
Total assets	$4,253	$2,667	$211	$7,131	$2,258	$1,108	$59	$3,425
Liabilities
Derivatives:
Commodity	$—	$388	$5	$393	$—	$177	$4	$181
Interest rate	—	403	—	403	—	62	—	62
Foreign currency exchange rate	—	93	—	93	—	93	—	93
Total liabilities	$—	$884	$5	$889	$—	$332	$4	$336
December 31, 2022
Assets
Derivatives:
Commodity	$—	$332	$437	$769	$—	$32	$236	$268
Interest rate	—	1,407	—	1,407	—	614	—	614
Investments(1):
Equity securities:
U.S.	3,810	—	—	3,810	2,028	—	—	2,028
Fixed income:
Corporate debt instruments	—	576	—	576	—	360	—	360
Government securities	161	1,059	—	1,220	90	542	—	632
Total assets	$3,971	$3,374	$437	$7,782	$2,118	$1,548	$236	$3,902
Liabilities
Derivatives:
Commodity	$—	$911	$15	$926	$—	$333	$15	$348
Interest rate	—	377	—	377	—	7	—	7
Foreign currency exchange rate	—	101	—	101	—	101	—	101
Total liabilities	$—	$1,389	$15	$1,404	$—	$441	$15	$456
(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $381 million and $404 million of assets at Dominion Energy, inclusive of $152 million and $161 million at Virginia Power, at March 31, 2023 and December 31, 2022, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Beginning balance	$422	$222	$221	$102
Total realized and unrealized gains (losses):
Included in earnings:
Electric fuel and other energy-related purchases	(51)	48	(52)	45
Included in regulatory assets/liabilities	(216)	(20)	(166)	(80)
Settlements	35	(48)	36	(45)
Purchases	16	—	16	—
Transfers out of Level 3	—	—	—	—
Ending balance	$206	$202	$55	$22

Dominion Energy had less than $1 million of unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2023 and no such amounts for the three months ended March 31, 2022. Virginia Power had no such amounts for the three months ended March 31, 2023 and 2022.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
March 31, 2023
Long-term debt(2)	$41,920	$39,771	$16,400	$15,314
Supplemental credit facility borrowings	900	900
Junior subordinated notes(2)	1,387	1,350
December 31, 2022
Long-term debt(2)	$39,680	$36,426	$15,616	$14,067
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,340

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
Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. See Note 8 in this report for additional information about fair value measurements and associated valuation methods for derivatives.

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

Balance Sheet Presentation

The tables below present the Companies' derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
March 31, 2023
Commodity contracts:
Over-the-counter	$238	$91	$—	$147	$128	$57	$—	$71
Exchange	59	59	—	—	13	13	—	—
Interest rate contracts:
Over-the-counter	748	202	—	546	90	10	—	80
Foreign currency exchange rate contracts:
Over-the-counter	1	1	—	—	1	1	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,046	$353	$—	$693	$232	$81	$—	$151
December 31, 2022
Commodity contracts:
Over-the-counter	$408	$28	$—	$380	$238	$7	$—	$231
Exchange	160	159	—	1	—	—	—	—
Interest rate contracts:
Over-the-counter	1,407	248	—	1,159	614	38	—	576
Total derivatives, subject to a master netting or similar arrangement	$1,975	$435	$—	$1,540	$852	$45	$—	$807

(1)
Excludes derivative assets of $151 million and $201 million at Dominion Energy and $1 million and $30 million at Virginia Power at March 31, 2023 and December 31, 2022, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
March 31, 2023
Commodity contracts:
Over-the-counter	$219	$100	$—	$119	$82	$66	$—	$16
Exchange	174	59	115	—	31	13	18	—
Interest rate contracts:
Over-the-counter	403	193	1	209	62	1	—	61
Foreign currency exchange rate contracts:
Over-the-counter	93	1	—	92	93	1	—	92
Total derivatives, subject to a master netting or similar arrangement	$889	$353	$116	$420	$268	$81	$18	$169
December 31, 2022
Commodity contracts:
Over-the-counter	$443	$34	$71	$338	$146	$13	$71	$62
Exchange	483	159	324	—	176	—	176	—
Interest rate contracts:
Over-the-counter	377	210	1	166	7	—	—	7
Foreign currency exchange rate contracts:
Over-the-counter	101	32	—	69	101	32	—	69
Total derivatives, subject to a master netting or similar arrangement	$1,404	$435	$396	$573	$430	$45	$247	$138

(1)
Excludes derivative liabilities of $68 million and $26 million at Virginia Power at March 31, 2023 and December 31, 2022, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at March 31, 2023 and December 31, 2022 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies' derivative activity at March 31, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	56	15	53	15
Basis(1)	160	405	148	402
Electricity (MWh in millions):
Fixed price	16	45	8	15
FTRs	18	—	18	—
Oil (Gal in millions)	6	—	6	—
Interest rate(2) (in millions)	$526	$11,782	$125	$2,750
Foreign currency exchange rate(2) (in millions)
Danish Krone	344 kr.	4,167 kr.	344 kr.	4,167 kr.
Euro	€676	€2,131	€676	€2,131

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains and losses on cash flow hedges included in AOCI in the Companies' Consolidated Balance Sheets at March 31, 2023:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(250)	$(33)	393 months	$7	$—	393 months
Total	$(250)	$(33)		$7	$—

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

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies' derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy			Virginia Power
	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2023
ASSETS
Current Assets
Commodity	$—	$157	$157	$—	$79	$79
Interest rate	11	95	106	11	—	11
Foreign currency exchange rate	—	1	1	—	1	1
Total current derivative assets	11	253	264	11	80	91
Noncurrent Assets
Commodity	—	291	291	—	63	63
Interest rate	79	563	642	79	—	79
Total noncurrent derivative assets(1)	79	854	933	79	63	142
Total derivative assets	$90	$1,107	$1,197	$90	$143	$233
LIABILITIES
Current Liabilities
Commodity	$—	$309	$309	$—	$145	$145
Interest rate	—	55	55	—	—	—
Foreign currency exchange rate	—	7	7	—	7	7
Total current derivative liabilities	—	371	371	—	152	152
Noncurrent Liabilities
Commodity	—	84	84	—	36	36
Interest rate	62	286	348	62	—	62
Foreign currency exchange rate	—	86	86	—	86	86
Total noncurrent derivative liabilities(2)	62	456	518	62	122	184
Total derivative liabilities	$62	$827	$889	$62	$274	$336
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$532	$532	$—	$264	$264
Interest rate	501	104	605	501	—	501
Total current derivative assets	501	636	1,137	501	264	765
Noncurrent Assets
Commodity	—	237	237	—	4	4
Interest rate	113	689	802	113	—	113
Total noncurrent derivative assets(1)	113	926	1,039	113	4	117
Total derivative assets	$614	$1,562	$2,176	$614	$268	$882
LIABILITIES
Current Liabilities
Commodity	$—	$700	$700	$—	$290	$290
Interest rate	—	70	70	—	—	—
Foreign currency exchange rate	—	8	8	—	8	8
Total current derivative liabilities	—	778	778	—	298	298
Noncurrent Liabilities
Commodity	—	226	226	—	58	58
Interest rate	7	300	307	7	—	7
Foreign currency exchange rate	—	93	93	—	93	93
Total noncurrent derivative liabilities(2)	7	619	626	7	151	158
Total derivative liabilities	$7	$1,397	$1,404	$7	$449	$456
(1)
Noncurrent derivative assets are presented in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)
Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies' derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(12)	$(11)	$(120)	$(12)	$—	$(120)
Total	$(12)	$(11)	$(120)	$(12)	$—	$(120)
Three Months Ended March 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$33	(14)	$279	$26	$(1)	$279
Total	$33	$(14)	$279	$26	$(1)	$279

(1)
Amounts deferred into AOCI have no associated effect in the Companies' Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies' Consolidated Statements of Income.
(3)
Amounts recorded in the Companies' Consolidated Statement of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$395	$(330)	$9	$(41)
Purchased gas	94	2
Electric fuel and other energy-related purchases	(45)	59	(46)	57
Interest rate:
Interest and related charges	(102)	196
Total	$342	$(73)	$(37)	$16

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

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $108 million and $111 million at March 31, 2023 and December 31, 2022, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies' decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2023
Equity securities:(1)
U.S.	$1,392	$2,708	$(25)			$4,075	$867	$1,407	$(22)			$2,252
Fixed income securities:(2)
Corporate debt instruments	586	3	(46)		$—	543	360	2	(33)		$—	329
Government securities	1,299	12	(42)		—	1,269	709	7	(19)		—	697
Common/ collective trust funds	74	—	—		—	74	54	—	—		—	54
Insurance contracts	232	—	—			232
Cash equivalents and other(3)	69	—	—		—	69	28	—	—		—	28
Total	$3,652	$2,723	$(113)	(4)	$—	$6,262	$2,018	$1,416	$(74)	(4)	$—	$3,360
December 31, 2022
Equity securities:(1)
U.S.	$1,378	$2,501	$(46)			$3,833	$858	$1,304	$(35)			$2,127
Fixed income securities:(2)
Corporate debt instruments	640	1	(65)		$—	576	406	1	(47)		$—	360
Government securities	1,252	4	(70)		—	1,186	664	2	(35)		—	631
Common/ collective trust funds	98	—	—		—	98	61	—	—		—	61
Insurance contracts	221	—	—			221
Cash equivalents and other(3)	43	—	—		—	43	23	—	—		—	23
Total	$3,632	$2,506	$(181)	(4)	$—	$5,957	$2,012	$1,307	$(117)	(4)	$—	$3,202

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $33 million and $42 million at March 31, 2023 and December 31, 2022, respectively. Virginia Power includes pending sales of securities of $17 million and $24 million at March 31, 2023, and December 31, 2022, respectively.
(4)
Dominion Energy's fair value of securities in an unrealized loss position was $1.2 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively. Virginia Power's fair value of securities in an unrealized loss position was $627 million and $946 million at March 31, 2023 and December 31, 2022, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Net gains (losses) recognized during the period	$226	$(206)	$116	$(102)
Less: Net (gains) losses recognized during the period on securities sold during the period	2	(1)	1	(4)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$228	$(207)	$117	$(106)

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2023 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$90	$58
Due after one year through five years	500	274
Due after five years through ten years	420	245
Due after ten years	876	503
Total	$1,886	$1,080

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Proceeds from sales	$544	$814	$373	$392
Realized gains(1)	21	40	17	16
Realized losses(1)	41	54	31	19

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $80 million for both the three months ended March 31, 2023 and 2022, in earnings from equity method investees in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity losses of $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions of $85 million and $76 million for the three months ended March 31, 2023 and 2022, respectively. Dominion Energy made contributions of $10 million and $74 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $217 million and $223 million, respectively. At March 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and a $213 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets. At December 31, 2022, these differences are comprised of $9 million of equity method goodwill that is not being amortized, $215 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(1) million basis difference primarily attributable to capitalized interest.

Cove Point

Dominion Energy holds a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy recorded distributions from Cove Point of $83 million and $76 million for the three months ended March 31, 2023 and 2022, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023 and December 31, 2022, Dominion Energy has recorded a liability of $100 million and $114 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded $6 million of contributions to Atlantic Coast Pipeline during the three months ended March 31, 2023. Dominion Energy made no contributions to Atlantic Coast Pipeline during the three months ended March 31, 2022.

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

Wrangler

A description of Dominion Energy’s investment in Wrangler (through March 2022) is included in Note 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income (expense), in its Consolidated Statements of Income for the three months ended March 31, 2022.

Dominion Privatization

Dominion Energy holds a 50% noncontrolling ownership interest in Dominion Privatization which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2022, Dominion Energy completed its initial contribution of privatization operations in South Carolina (excluding contracts held by DESC), Texas and Pennsylvania to Dominion Privatization for total consideration of $120 million, subject to customary closing adjustments, comprised of $60 million in cash proceeds and a 50% noncontrolling ownership interest in Dominion Privatization with an initial fair value of $60 million, estimated using the market approach. This was considered a Level 2 fair value measurement given that it was based on the agreed-upon sales price. In the first quarter of 2022, Dominion Energy recorded a gain of $23 million ($16 million after-tax), presented in losses (gains) on sales of assets in its Consolidated Statements of Income.

Note 11. Property, Plant and Equipment

Acquisitions of Nonregulated Solar Projects

Other than the item discussed below, there have been no significant updates to acquisitions of solar projects by the Companies from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2023, Dominion Energy entered into an agreement to acquire the Foxhound solar development project in Virginia (reflected in Contracted Assets) with closing on the agreement expected in 2024. The project is expected to cost approximately $205 million, including the initial acquisition cost, and commence commercial operations in 2024 with a generating capacity of 83 MW. Dominion Energy expects to claim production tax credits on the energy generated and sold by the project. Dominion Energy anticipates that an impairment charge may be required upon closing given its expectation that it is more likely that not that the nonregulated solar generation projects within Contracted Assets will be sold before the end of their useful lives as described in Note 10 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$537	$603	$118	$133
Deferred project costs and DSM programs for gas utilities(2)	48	68
Unrecovered gas costs(3)	551	374
Deferred rider costs for Virginia electric utility(4)	90	152	90	152
Ash pond and landfill closure costs(5)	205	221	205	221
Deferred nuclear refueling outage costs(6)	66	83	66	83
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	169	226	169	226
Derivatives(9)	116	262	112	251
Other	236	213	60	74
Regulatory assets-current	2,156	2,340	820	1,140
Unrecognized pension and other postretirement benefit costs(10)	971	989	4	4
Deferred rider costs for Virginia electric utility(4)	496	363	496	363
Deferred project costs for gas utilities(2)	732	703
Interest rate hedges(11)	169	169	—	—
AROs and related funding(12)	393	398
NND Project costs(7)	2,053	2,088
Ash pond and landfill closure costs(5)	2,033	2,051	2,030	2,049
Deferred cost of fuel used in electric generation(1)	1,400	1,551	1,400	1,551
Derivatives(9)	199	255	92	148
Other	505	520	129	132
Regulatory assets-noncurrent	8,951	9,087	4,151	4,247
Total regulatory assets	$11,107	$11,427	$4,971	$5,387
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	127	127	111	111
Reserve for refunds and rate credits to electric utility customers(14)	109	125	14	25
Income taxes refundable through future rates(15)	150	152	65	65
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	40	327	31	176
Other	158	148	88	129
Regulatory liabilities-current	651	946	309	506
Income taxes refundable through future rates(15)	4,017	4,054	2,256	2,272
Provision for future cost of removal and AROs(13)	2,537	2,510	1,148	1,135
Nuclear decommissioning trust(17)	1,812	1,685	1,812	1,685
Monetization of guarantee settlement(16)	686	702
Interest rate hedges(11)	107	240	107	240
Reserve for refunds and rate credits to electric utility customers(14)	298	325	—	—
Unrecognized pension and other postretirement benefit costs(10)	18	22
Overrecovered other postretirement benefit costs(18)	146	140
Derivatives(9)	209	235	—	—
Other	262	194	234	167
Regulatory liabilities-noncurrent	10,092	10,107	5,557	5,499
Total regulatory liabilities	$10,743	$11,053	$5,866	$6,005

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
(8)
Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
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
(11)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of March 31, 2023.
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
(14)
Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. Also reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
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

At March 31, 2023, Dominion Energy and Virginia Power regulatory assets include $5.7 billion and $2.7 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Virginia Regulation - Key Legislation Affecting Operations

Virginia 2023 Legislation

In April 2023, legislation was enacted that amended several key provisions of the Regulation Act, as previously amended by the GTSA, and revised portions of the existing regulatory framework affecting Virginia Power’s operations. See Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, for additional information on the Regulation Act and GTSA.

The legislation resets the frequency of base rate reviews from a triennial period, as established under the GTSA, to a biennial period commencing with the 2023 Biennial Review. Such biennial reviews shall include the establishment of an authorized ROE to be utilized for base rates and riders, prospective base rates for the upcoming two-year period based on projected cost of service and a determination by the Virginia Commission as to Virginia Power’s base rate earned return for the most recently completed two-year period against the previously authorized ROE, including any potential credits to customers’ bills.

The legislation provides that the Virginia Commission will establish an authorized ROE of 9.70% for Virginia Power in the 2023 Biennial Review, reflecting the average authorized ROE of vertically integrated electric utilities by the applicable regulatory commissions in the peer group jurisdictions of Florida, Georgia, Texas, Tennessee, West Virginia, Kentucky and North Carolina. Subsequent to the 2023 Biennial Review, all provisions related to this peer group benchmarking expire and the Virginia Commission is authorized to utilize any methodology it deems to be consistent with the public interest to make future ROE determinations. In all future biennial reviews, if the Virginia Commission determines that Virginia Power’s existing base rates will, on a going-forward basis, produce revenues that are either in excess of or below its authorized rate of return, the Virginia Commission is authorized to reduce or increase such base rates, as applicable and necessary, to ensure that Virginia Power’s base rates are just and reasonable while still allowing Virginia Power to recover its costs and earn a fair rate of return. In addition, beginning with the biennial review to be filed in 2025, the Virginia Commission may, at its discretion, increase or decrease Virginia Power’s authorized ROE by up to 50 basis points based on factors that may include reliability, generating plant performance, customer service and operating efficiency, with the provisions applying to such adjustments to be determined in a future proceeding.

The legislation directs that if the Virginia Commission determines as part of the 2023 Biennial Review that Virginia Power has earned more than 70 basis points above its authorized ROE of 9.35% established in the 2021 Triennial Review that 85% of the amount of such earnings above this level be credited to customers’ bills. In future biennial reviews, beginning with the biennial review to be filed in 2025, 85% of any earnings determined by the Virginia Commission to be up to 150 basis points above Virginia Power’s authorized ROE shall be credited to customers’ bills as well as 100% of any earnings that are more than 150 basis points above Virginia Power’s authorized ROE. For the purposes of measuring any bill credits due to customers, associated income taxes are factored into the determination of such amounts. In addition, the legislation eliminates Virginia Power’s ability to utilize Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects as a CCRO to reduce or offset any earnings otherwise eligible for customer credits as previously permitted under the GTSA.

In addition to the biennial review mechanisms discussed above, the legislation also includes provisions related to other aspects of Virginia Power’s ratemaking framework.

•
Riders into base rates: Virginia Power is required to combine certain riders with an aggregate annual revenue requirement of at least $350 million with its base rates effective July 2023. After such riders are combined, they will be considered as part of base rates for the purposes of the biennial review proceedings. The inclusion of such riders cannot serve as the basis for an increase in base rates as part of the 2023 Biennial Review.
•
Rider consolidation: Upon determination by the Virginia Commission, certain riders, while remaining separate from base rates, may be consolidated for cost recovery and review purposes.
•
Capitalization ratio: The legislation establishes that Virginia Power is required to undertake reasonable efforts to maintain a common equity capitalization to total capitalization ratio through December 2024 of 52.10%.
•
Fuel cost securitization: Virginia Power is authorized, on or before July 2024, to petition the Virginia Commission for approval of a financing order for certain deferred fuel costs. Virginia Power is required to permit certain retail customers to opt out of any such deferred fuel cost securitization.
•
Electric generation plant retirements: The Virginia Commission shall provide to the Virginia General Assembly, on an annual basis, a report that includes information concerning the reliability impacts of generation unit additions and retirement determinations, along with the potential impact on the purchase of power from generation assets outside of the Virginia jurisdiction, the result of which could impact the depreciable lives of Virginia Power’s electric generation facilities in future periods.

Virginia Regulation - Recent Developments

Virginia Fuel Expenses

In May 2023, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2023 and a projected $1.3 billion under-recovered balance as of June 30, 2023. The projected under-recovered balance includes $578 million representing the remaining two years of under-recovered balance as of June 30, 2022 being collected over a three-year period in accordance with the Virginia Commission’s approval of Virginia Power’s 2022 annual fuel factor as described in Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.3 billion fuel cost requirement over the July 2023 through June 2024 fuel period and results in an increase in Virginia Power’s fuel revenues of $631 million when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its anticipated July 2023 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.3 billion under-recovered balance as of June 30, 2023 as permitted under legislation enacted in Virginia in April 2023. Under this option, Virginia Power proposed implementation of the current period fuel factor rate only effective July 2023 on an interim basis, while suspending implementation of the prior-period fuel factor rate pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net decrease in Virginia Power’s fuel revenues for the rate year of approximately $541 million. In addition, Virginia Power has proposed to alter the order in which revenue from certain customers who elect to pay market-based rates would be allocated between base rates and fuel, which if approved would result in a reduction to fuel revenue of $13 million. This matter is pending.

GTSA Filing

In March 2023, Virginia Power filed a petition with the Virginia Commission for approval of Phase III, covering 2024 through 2026, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan includes 14 projects covering six components (i) AMI; (ii) customer information platform; (iii) grid improvement projects; (iv) physical and cyber security; (v) telecommunications infrastructure and (vi) customer education. For Phase III, the total proposed capital investment is $1.1 billion and the proposed operations and maintenance investment is $71 million. This matter is pending.

Renewable Generation Projects

In October 2022, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct and operate eight utility-scale projects totaling approximately 474 MW of solar generation and 16 MW of energy storage as part of its efforts to meet the renewable generation development requirements under the VCEA. The projects, as of October 2022, are expected to cost approximately $1.2 billion in the aggregate, excluding financing costs, and be placed into service between 2024 through 2025. In April 2023, the Virginia Commission approved the petition.

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)		Increase (Decrease) Over Previous Year (millions)
Rider CCR	February 2023	Pending	December 2023	$194		$(37)
Rider CE(1)	October 2022	April 2023	May 2023	89		18
Rider GT	August 2022	April 2023	June 2023	14		(42)
Rider R	June 2021	March 2022	April 2023	55	(4)	(4)
Rider S	June 2021	February 2022	April 2023	191	(4)	(1)
Rider T1(2)	May 2023	Pending	September 2023	879		173
Rider U(3)	June 2022	February 2023	April 2023	74		(21)
Rider US-3	August 2022	April 2023	June 2023	40		(10)
Rider US-4	August 2022	April 2023	June 2023	16		1
Rider W(5)	June 2022	February 2023	April 2023	105	(4)	(16)
(1)
Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(2)
Consists of $510 million for the transmission component of Virginia Power's base rates and $369 million for Rider T1.
(3)
Consists of previously approved phases of Rider U.
(4)
In May 2023, Virginia Power filed a notification with the Virginia Commission to combine Riders R, S and W, which have an aggregate revenue requirement of $351 million, into base rates effective July 2023 in accordance with legislation enacted in Virginia in April 2023.
(5)
In February 2023, the Virginia Commission also approved Virginia Power's requested revenue requirement for the rate year beginning April 2024. However, as Virginia Power provided notification in May 2023 to combine Rider W into base rates as discussed above, Rider W will cease to be separately collected effective July 2023.

Electric Transmission Projects

Developments for significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	April 2023	230 kV	15	$40
Construct new Mars and Wishing Star substations, transmission lines and related projects in Loudoun County, Virginia	October 2022	April 2023	500/230 kV	4	720
Rebuild of Lines #2019 and #2007 in the City of Virginia Beach, Virginia	February 2023	Pending	230 kV	5	95
Install transformer at Possum Point substation, rebuild and construct transmission lines and related projects in Prince William County, Virginia	March 2023	Pending	230 kV	2	35
Partial rebuild of Line #2011 in the Cities of Manassas and Manassas Park, Virginia and Prince William and Fairfax Counties, Virginia	March 2023	Pending	230 kV	7	35

North Carolina Regulation

PSNC Rider D

Rider D allows PSNC to recover from customers all prudently incurred gas costs and the related portion of uncollectible expenses as well as losses on negotiated gas and transportation sales. In February 2023, PSNC submitted a filing with the North Carolina Commission for a $56 million gas cost decrease with rates effective March 2023. The North Carolina Commission approved the filing in March 2023.

PSNC Customer Usage Tracker

PSNC utilizes a customer usage tracker, a decoupling mechanism, which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption. In March 2023, PSNC submitted a filing with the North Carolina Commission for a $23 million decrease relating to the customer usage tracker. The North Carolina Commission approved the filing in March 2023 with rates effective April 2023.

South Carolina Regulation

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2023, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2023. In April 2023, the South Carolina Commission approved the request, effective with the first billing cycle of May 2023.

Cost of Fuel

DESC's retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2023, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC's proposed adjustment is designed to recover DESC's current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2023, along with a requested decrease to DESC's variable environmental and avoided capacity cost component. The net effect of the proposal is an annual increase of $176 million. In March 2023, DESC, the South Carolina Office of Regulatory Staff and another party of record filed a stipulation with the South Carolina Commission for approval to reduce the base fuel cost component reflecting a subsequent decrease in current fuel prices, resulting in a net annual increase of $121 million. In April 2023, the South Carolina Commission voted to approve the stipulation, with rates effective May 2023.

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. This matter is pending.

Electric - Other

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In February 2023, DESC requested that the South Carolina Commission approve an adjustment to this rider to increase annual revenue by $24 million. In April 2023, the South Carolina Commission approved the request.

Natural Gas Base Rate Case

In March 2023, DESC filed its natural gas base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $19 million effective October 2023. The base rate increase was proposed to recover significant investment in distribution infrastructure for the benefit of customers. The proposed rates would provide for an ROE of 10.38% compared to the currently authorized ROE of 10.25%. In addition, DESC elected to continue applicability of the Natural Gas Rate Stabilization Act, which allows for the adjustment of natural gas base rates annually, to its future rates and charges. This matter is pending.

Ohio Regulation

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. The Ohio Commission has approved East Ohio’s PIR program for capital investments through 2026 with 3% increases of annual capital expenditures per year.

In February 2023, East Ohio filed an application with the Ohio Commission requesting approval to adjust the PIR recovery. The filing reflects gross plant investment for 2022 of $225 million, cumulative gross plant investment of $2.4 billion and a revenue requirement of $305 million. In April 2023, the Ohio Commission approved the request.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its infrastructure and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulations. In April 2022, certain parties filed an appeal with the Supreme Court of Ohio appealing the Ohio Commission’s December 2020 order establishing the CEP rider, including the rate of return utilized in determining the revenue requirement. This matter is pending.

In March 2023, East Ohio filed an application with the Ohio Commission requesting approval to adjust CEP cost recovery rates for 2022 costs. The filing reflects gross plant investment for 2022 of $195 million, cumulative gross plant investment of $1.3 billion and a revenue requirement of $151 million. This matter is pending.

Utah Regulation

Purchased Gas

In February 2023, Questar Gas filed an application with the Utah Commission seeking approval for a $92 million gas cost increase with rates effective March 2023. Subsequently in February 2023, the Utah Commission approved a $164 million gas cost increase reflecting additional undercollected gas costs incurred in January 2023.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy’s Consolidated Statements of Income include $5 million and $4 million for the three months ended March 31, 2023 and 2022, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $1 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, of depreciation expense included in depreciation, depletion and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $113 million and $98 million for the three months ended March 31, 2023 and 2022, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $28 million and $28 million at March 31, 2023 and December 31, 2022, respectively, recorded in payables to affiliates.

Note 16. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy

Dominion Energy’s short-term financing is supported by its $6.0 billion joint revolving credit facility that provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives.

At March 31, 2023, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$3,157	$154	$2,689

(1)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At March 31, 2023, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In March 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less.

In addition to the credit facility mentioned above and Virginia Power's letter of credit facilities mentioned below, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and will mature in June 2024. At both March 31, 2023 and December 31, 2022, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At March 31, 2023, no letters of credit were issued and outstanding associated with this agreement. In April 2023, Dominion Energy issued $58 million in letters of credit associated with this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At March 31, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $389 million and $347 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2023, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$1,010	$90

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At March 31, 2023, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allows Virginia Power to issue up to $125 million in letters of credit and matures in January 2026. At March 31, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit.

In March 2023, Virginia Power entered into an agreement with a financial institution which it expects to allow it to issue up to $125 million in letters of credit. At March 31, 2023, no letters of credit were issued and outstanding associated with this agreement. In April 2023, Virginia Power issued $80 million in letters of credit associated with this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In March 2023, Dominion Energy borrowed $450 million under its Sustainability Revolving Credit Agreement, which, as described in Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, matures in 2024 and bears interest at a variable rate. The proceeds from these borrowings were used for general corporate purposes. At March 31, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $900 million and $450 million, respectively, with respect to this facility. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes.

In March 2023, Virginia Power issued $750 million of 5.00% senior notes and $750 million of 5.45% senior notes that mature in 2033 and 2053, respectively.

Derivative Restructuring

In August 2020, Virginia Power amended a portfolio of interest rate swaps with a notional value of $900 million, extending the mandatory termination dates, as discussed in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. In March 2023, Virginia Power settled the remaining outstanding interest rate swaps which would have otherwise matured in December 2023, resulting in a $448 million reduction in securities due within one year.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At March 31, 2023 and December 31, 2022, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $7 million ($4.375 per share) for the three months ended March 31, 2022, on the Series A Preferred Stock. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended March 31, 2023 and 2022 on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for both the three months ended March 31, 2023 and 2022 on the Series C Preferred Stock.

There have been no significant changes to Dominion Energy’s Series B Preferred Stock and Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $43 million from the issuance of 1 million shares of common stock for the three months ended March 31, 2023 and $45 million from the issuance of 1 million shares of common stock for the three months ended March 31, 2022, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2022. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program during the three months ended March 31, 2023.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock in addition to the $3.0 billion repurchase program authorized in July 2020 and completed in December 2020 as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2022.

Dominion Energy did not repurchase any shares of common stock during the three months ended March 31, 2023, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standards in June 2018 with states required to develop plans to address the new standard. Certain states in which the Companies operate have developed plans, and had such plans approved or partially approved by the EPA, which are not expected to have a material impact on the Companies’ results of operations or cash flows. In March 2023, the EPA issued a final rule specifying an interstate federal implementation plan to comply with certain aspects of planning for the 2015 ozone standards which will be applicable 60 days after publication in the Federal Register for certain states, including Virginia. The interstate federal implementation plan imposes tighter NOX emissions limits during the ozone season and includes provisions for the use of allowances to cover such emissions. Until implementation plans for the 2015 ozone standards are fully developed and approved for all states in which the Companies operate, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2023 depending on receipt of final permits and approvals. At both March 31, 2023 and December 31, 2022, Dominion Energy had $47 million and Virginia Power had $25 million of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 include reserves of $88 million and $94 million, respectively, included in other current liabilities, and insurance receivables of $72 million and $68 million, respectively, included within other receivables. These balances at March 31, 2023 and December 31, 2022 include $72 million and $68 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three months ended March 31, 2023 and 2022, no charges were included in Dominion Energy’s Consolidated Statements of Income.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the three months ended March 31, 2023. The remaining utility property transfer is expected to be completed by early 2024 and result in a gain of approximately $10 million upon completion.

Nuclear Operations

Nuclear Insurance

There have been no significant changes regarding the Companies’ nuclear insurance as described in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

Guarantees, Surety Bonds and Letters of Credit

At March 31, 2023, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at March 31, 2023, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At March 31, 2023, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,710
Nuclear obligations(2)	245
Solar(3)	214
Other(4)	1,269
Total(5)(6)	$4,438

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
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At March 31, 2023, no amounts have been recorded related to this guarantee.

Additionally, at March 31, 2023, Dominion Energy had purchased $268 million of surety bonds, including $190 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $154 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, Dominion Energy’s credit exposure totaled $217 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 89%. No single counterparty, whether investment grade or non-investment grade, exceeded $48 million of exposure. At March 31, 2023, Virginia Power’s exposure related to wholesale customers totaled $34 million. Of this amount, investment grade counterparties, including those internally rated, represented 54%. No single counterparty, whether investment grade or non-investment grade, exceeded $13 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $106 million and $45 million, respectively, as of March 31, 2023, and $140 million and $28 million, respectively, as of December 31, 2022. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted collateral of $1 million at March 31, 2023, and both Dominion Energy and Virginia Power had posted $72 million at December 31, 2022, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. Virginia Power had no such collateral posted at March 31, 2023. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering $6 million and $20 million of fair value of derivative instruments in a liability position at March 31, 2023 and December 31, 2022, respectively. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $107 million and $45 million, respectively, as of March 31, 2023 and $212 million and $99 million, respectively, as of December 31, 2022, which does not include the impact of any offsetting asset positions.

See Note 9 for additional information about derivative instruments.

Note 19. Related-Party Transactions

Dominion Energy’s transactions with equity method investments are described in Note 10. Virginia Power engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy's consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. A discussion of Virginia Power's significant related-party transactions follows.

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $5 million and $82 million, respectively. At December 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $33 million and $31 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At March 31, 2023 and December 31, 2022, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $431 million and $422 million, respectively. At March 31, 2023 and December 31, 2022, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $534 million and $518 million, respectively.

DES and other affiliates provide accounting, legal, finance and certain administrative and technical services and licenses to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Three Months Ended March 31,	2023	2022
(millions)
Commodity purchases from affiliates	$214	$293
Services provided by affiliates(1)	147	130
Services provided to affiliates	4	4

(1)
Includes capitalized expenditures of $54 million and $39 million for the three months ended March 31, 2023 and 2022, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1.2 billion and $2.0 billion in short-term demand note borrowings from Dominion Energy as of March 31, 2023 and December 31, 2022, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2023 and December 31, 2022. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $24 million and less than $1 million for the three months ended March 31, 2023 and 2022, respectively.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2023 and 2022.

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

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022
(millions)
Service cost	$24	$36	$3	$6
Interest cost	111	83	15	11
Expected return on plan assets	(216)	(223)	(38)	(48)
Amortization of prior service cost (credit)	—	—	(9)	(10)
Amortization of net actuarial (gain) loss	—	40	(1)	—
Net periodic benefit (credit) cost	$(81)	$(64)	$(30)	$(41)

Employer Contributions

During the three months ended March 31, 2023, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2023. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization and its noncontrolling interest in Wrangler (through March 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, as well as the net impact of the gas transmission and storage operations, including its noncontrolling interest in Atlantic Coast Pipeline, reported as discontinued operations which are discussed in Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the three months ended March 31, 2023, Dominion Energy reported after-tax net income of $86 million in the Corporate and Other segment, including $148 million of after-tax net income for specific items with $272 million of after-tax net income attributable to its operating segments. In the three months ended March 31, 2022, Dominion Energy reported after-tax net expenses of $311 million in the Corporate and Other segment, including $289 million of after-tax net expenses for specific items with $269 million of after-tax net expenses attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $291 million ($221 million after-tax) gain related to economic hedging activities, attributable to Contracted Assets;
•
A $123 million ($90 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Assets ($77 million after-tax); and
•
Dominion Energy Virginia ($13 million after-tax); and
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

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2023
Total revenue from external customers	$2,389	$1,367	$844	$308	$344	$—	$5,252
Intersegment revenue	(1)	1	1	3	250	(254)	—
Total operating revenue	2,388	1,368	845	311	594	(254)	5,252
Net loss from discontinued operations	—	—	—	—	(5)	—	(5)
Net income attributable to Dominion Energy	386	278	91	156	86	—	997
Three Months Ended March 31, 2022
Total revenue from external customers	$2,172	$1,229	$798	$245	$(165)	$—	$4,279
Intersegment revenue	(3)	1	1	4	237	(240)	—
Total operating revenue	2,169	1,230	799	249	72	(240)	4,279
Net income from discontinued operations	—	—	—	—	19	—	19
Net income (loss) attributable to Dominion Energy	518	294	109	101	(311)	—	711

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

In the three months ended March 31, 2023, Virginia Power reported after-tax net expenses of $31 million in the Corporate and Other segment, including $32 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2022, Virginia Power reported after-tax net expenses of $159 million in the Corporate and Other segment, including $130 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2023 primarily related to the impact of the following item:

•
A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2022 primarily related to the impact of the following items:

•
A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in its service territory; and
•
A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2023
Operating revenue	$2,384	$—	$2,384
Net income (loss)	384	(31)	353
Three Months Ended March 31, 2022
Operating revenue	$2,165	$2	$2,167
Net income (loss)	516	(159)	357

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting Matters

As of March 31, 2023, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2023	2022	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$997	$711	$286
Diluted EPS	1.17	0.83	0.34

Overview

First Quarter 2023 vs. 2022

Net income attributable to Dominion Energy increased 40%, primarily due to an increase in net investment earnings on nuclear decommissioning trust funds, increased unrealized gains on economic hedging activities, a decrease in storm damage and service restoration costs and the absence of a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale, partially offset by a charge associated with the impairment of a corporate office building and a decrease in sales to electric utility customers attributable to weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2023	2022	$ Change
(millions)
Operating revenue	$5,252	$4,279	$973
Electric fuel and other energy-related purchases	1,022	678	344
Purchased electric capacity	8	13	(5)
Purchased gas	764	645	119
Other operations and maintenance	921	1,054	(133)
Depreciation, depletion and amortization	720	698	22
Other taxes	275	253	22
Impairment of assets and other charges (benefits)	98	(10)	108
Losses (gains) on sales of assets	(1)	(28)	27
Earnings from equity method investees	80	80	—
Other income (expense)	284	46	238
Interest and related charges	586	174	412
Income tax expense	221	236	(15)
Net income (loss) from discontinued operations including noncontrolling interests	(5)	19	(24)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2023 vs. 2022

Operating revenue increased 23%, primarily reflecting:

•
A $573 million net increase associated with market prices affecting Millstone, including economic hedging impacts of realized and unrealized gains on freestanding derivatives ($675 million);
•
A $480 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($316 million) and gas utility customers ($164 million);
•
A $48 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $37 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $21 million increase following the approved base rate case for Questar Gas;
•
A $17 million increase from gas utility capital cost riders; and
•
A $16 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $117 million decrease in sales to electric utility retail customers, primarily due to a decrease in heating degree days;
•
A $66 million decrease from the sale of Hope; and
•
A $37 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power.

Electric fuel and other energy-related purchases increased 51%, primarily due to higher commodity costs for electric utilities ($316 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($28 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 18%, primarily due to an increase in commodity costs for gas utilities ($164 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease from the sale of Hope ($25 million).

Other operations and maintenance decreased 13%, primarily due to a decrease in storm damage and restoration costs in Virginia Power’s service territory ($104 million) and a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($71 million), partially offset by an increase in outside services ($19 million).

Impairment of assets and other charges increased $108 million, primarily due to the impairment of a corporate office building.

Gains on sales of assets decreased 96%, primarily due to the absence of a gain on the contribution of certain privatization operations to Dominion Privatization.

Other income increased $238 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased $412 million, primarily due to unrealized losses in 2023 compared to unrealized gains in 2022 associated with freestanding derivatives ($278 million), higher interest rates on commercial paper and long-term debt ($47 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($46 million) and increased commercial paper and long-term debt borrowings ($45 million).

Income tax expense decreased 6%, primarily due to the absence of a charge to reflect the recognition of deferred taxes on the outside basis of Hope's stock upon meeting the classification as held for sale ($87 million), partially offset by higher pre-tax income ($83 million).

Net income from discontinued operations including noncontrolling interests decreased $24 million, primarily due to the absence of a gain associated with the Q-Pipe Group for the finalization of the working capital adjustment in the first quarter of 2022.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2023	2022	$ Change
(millions)
Net income	$353	$357	$(4)

Overview

First Quarter 2023 vs. 2022

Net income decreased 1%, primarily due to a decrease in sales to electric utility customers attributable to weather, substantially offset by a decrease in storm damage and service restoration costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2023	2022	$ Change
(millions)
Operating revenue	$2,384	$2,167	$217
Electric fuel and other energy-related purchases	799	516	283
Purchased electric capacity	8	11	(3)
Other operations and maintenance	441	570	(129)
Depreciation and amortization	447	429	18
Other taxes	85	75	10
Impairment of assets and other charges	7	4	3
Other income (expense)	36	4	32
Interest and related charges	181	148	33
Income tax expense	99	61	38

An analysis of Virginia Power’s results of operations follows:

First Quarter 2023 vs. 2022

Operating revenue increased 10%, primarily reflecting:

•
A $249 million increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•
A $48 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $35 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $10 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $91 million decrease in sales to electric utility retail customers, primarily due to a decrease in heating degree days; and
•
A $28 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges.

Electric fuel and other energy-related purchases increased 55%, primarily due to higher commodity costs for electric utilities ($249 million) and an increase in the use of purchased renewable energy credits ($28 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 23%, primarily due to a decrease in storm damage and restoration costs ($104 million) and a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($71 million), partially offset by an increase in outside services ($16 million).

Other income increased $32 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 22%, primarily due to increased commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($33 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($11 million), partially offset by decreased interest expense associated with rider deferrals ($12 million).

Income tax expense increased 62%, primarily due to lower investment tax credits ($27 million) and higher pre-tax income ($10 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2023	2022	$ Change	2023	2022	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$386	$518	$(132)	$0.46	$0.64	$(0.18)
Gas Distribution	278	294	(16)	0.33	0.36	(0.03)
Dominion Energy South Carolina	91	109	(18)	0.11	0.13	(0.02)
Contracted Assets	156	101	55	0.19	0.13	0.06
Corporate and Other	86	(311)	397	0.08	(0.43)	0.51
Consolidated	$997	$711	$286	$1.17	$0.83	$0.34

(1) Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2023	2022	% Change
Electricity delivered (million MWh)	21.7	22.3	(3)%
Electricity supplied (million MWh):
Utility	21.8	22.3	(2)
Non-Jurisdictional	0.3	0.3	—
Degree days (electric distribution and utility service area):
Cooling	3	11	(73)
Heating	1,471	1,895	(22)
Average electric distribution customer accounts (thousands)	2,742	2,716	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2023 vs. 2022 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(67)	$(0.08)
Customer usage and other factors	33	0.04
Customer-elected rate impacts	(21)	(0.03)
Rider equity return	32	0.04
Depreciation and amortization	(6)	(0.01)
Renewable energy investment tax credits	(57)	(0.07)
Interest expense, net	(13)	(0.02)
Other	(33)	(0.04)
Share dilution	—	(0.01)
Change in net income contribution	$(132)	$(0.18)

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	First Quarter
	2023	2022(1)	% Change
Gas distribution throughput (bcf):
Sales	84	89	(6%)
Transportation	272	301	(10)
Heating degree days (gas distribution service area):
North Carolina	1,188	1,583	(25)
Ohio and West Virginia(1)	2,397	2,912	(18)
Utah, Wyoming and Idaho	2,655	2,478	7
Average gas distribution customer accounts (thousands):
Sales	1,896	1,965	(4)
Transportation	1,139	1,140	—
(1)
Includes Hope in 2022.

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	First Quarter 2023 vs. 2022 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(4)	$—
Customer usage and other factors	7	0.01
Base rate case impacts	16	0.02
Rider equity return	3	—
Wexpro cost saving sharing incentives	3	—
Sale of Hope	(19)	(0.02)
Interest expense, net	(12)	(0.01)
Other	(10)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$(16)	$(0.03)

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2023	2022	% Change
Electricity delivered (million MWh)	5.0	5.2	(4%)
Electricity supplied (million MWh)	5.2	5.5	(5)
Degree days (electric distribution service areas):
Cooling	1	—	100
Heating	459	750	(39)
Gas distribution throughput (bcf):
Sales	17	20	(15)
Average distribution customer accounts (thousands):
Electric	783	772	1
Gas	437	422	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2023 vs. 2022 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(19)	$(0.02)
Customer usage and other factors	7	0.01
Customer-elected rate impacts	(7)	(0.01)
Base rate case & Natural Gas Rate Stabilization Act impacts	5	0.01
Capital cost rider	(2)	—
Depreciation and amortization	(3)	—
Interest expense, net	(6)	(0.01)
Other	7	—
Share dilution	—	—
Change in net income contribution	$(18)	$(0.02)

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	First Quarter
	2023	2022	% Change
Electricity supplied (million MWh)	4.6	4.6	—%

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	First Quarter 2023 vs. 2022 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin(1)	$49	$0.06
Planned outage costs	3	—
Depreciation and amortization	5	0.01
Interest expense, net	(5)	(0.01)
Other	3	0.01
Share dilution	—	(0.01)
Change in net income contribution	$55	$0.06
(1)
Includes earnings associated with a 50% noncontrolling interest in Cove Point.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2023	2022	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$272	$(269)	$541
Specific items attributable to Corporate and Other segment	(124)	(20)	(104)
Total specific items	148	(289)	437
Other corporate operations:
Interest expense, net	(120)	(79)	(41)
Other	58	57	1
Total other corporate operations	(62)	(22)	(40)
Total net income (expense)	$86	$(311)	$397
EPS impact	$0.08	$(0.43)	$0.51

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended March 31, 2023, this primarily included a $68 million after-tax charge associated with the impairment of a corporate office building and a $45 million after-tax loss for derivative mark-to-market changes.

For the three months ended March 31, 2022, this primarily included a $87 million charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale, a $52 million after-tax benefit for derivative mark-to-market changes and $19 million net income from discontinued operations, primarily associated with the Q-Pipe Group.

Outlook

As of March 31, 2023, there have been no material changes to Dominion Energy’s 2023 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. As discussed in Future Issues and Other Matters, legislation enacted in Virginia in April 2023 is expected to decrease Dominion Energy’s 2023 net income for riders to be combined into base rates effective July 2023.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock. This section should be read in conjunction with Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2023	2022
(millions)
Cash, restricted cash and equivalents at January 1	$341	$408
Cash flows provided by (used in):
Operating activities	2,097	1,125
Investing activities	(2,302)	(1,574)
Financing activities	1,820	635
Net increase in cash, restricted cash and equivalents	1,615	186
Cash, restricted cash and equivalents at March 31	$1,956	$594

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities increased $972 million, primarily due to higher deferred fuel and purchased gas cost recoveries ($345 million), lower margin deposits ($338 million), a decrease in refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($179 million) and an increase of $307 million primarily as a result of higher operating cash flows from electric utility and gas distribution operations driven by riders, customer usage and other factors, partially offset by changes in working capital ($197 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $728 million, primarily due to an increase in plant construction and other property additions ($598 million) and the absence of proceeds from the sale of assets and equity method investments in 2022 ($146 million).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities increased $1.2 billion primarily due to 364-day term loan facility borrowings ($2.5 billion) and supplemental credit facility borrowings ($450 million), partially offset by a $1.7 billion decrease due to net repayments of long-term debt in 2023 versus net issuances in 2022.

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the three months ended March 31, 2023.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At March 31, 2023, Dominion Energy had $2.7 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2023, Dominion Energy’s Consolidated Balance Sheets include $389 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

In January 2023, Dominion Energy entered into a $2.5 billion 364-day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a $900 million Sustainability Revolving Credit Agreement which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. At March 31, 2023, Dominion Energy had $900 million outstanding under this supplemental credit facility, including $450 million borrowed to support environmental sustainability and social investment initiatives. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes.

Issuances and Borrowings of Long-Term Debt

During the three months ended March 31, 2023, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
March	Senior notes	Public	Virginia Power	$750	5.000%	2033
March	Senior notes	Public	Virginia Power	750	5.450%	2053
Total issuances and borrowings				$1,500

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

The following long-term debt was repaid, repurchased or redeemed during the three months ended March 31, 2023:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2023		Multiple	$1,749	various
Early redemptions
None
Total repayments, repurchases and redemptions			$1,749
(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the three months ended March 31, 2023, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2023, Dominion Energy expects to remarket approximately $160 million of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the ratings agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. As of March 31, 2023, there have been no changes in Dominion Energy’s credit ratings. In April 2023, Standard & Poor’s affirmed its credit ratings but revised its outlook for Dominion Energy from stable to negative. Dominion Energy cannot predict the potential impact the negative outlook at Standard & Poor’s could have on its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of March 31, 2023, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. During the three months ended March 31, 2023, Dominion Energy issued $43 million of stock through these programs. See Note 16 to the Consolidated Financial Statements in this report for additional information.

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

As of March 31, 2023, there have been no material changes to the Board of Directors authorization to repurchase Dominion Energy stock, or the remaining available capacity under this authorization, disclosed in the Repurchases of Equity Securities section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Dominion Energy has not repurchased through March 31 and does not plan to repurchase in the remainder of 2023 any shares of its common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of March 31, 2023, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of March 31, 2023, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Collateral and Credit Risk

As of March 31, 2023, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at March 31, 2023 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$151	$—	$151
Non-investment grade(2)	14	12	2
No external ratings:
Internally rated—investment grade(3)	47	6	41
Internally rated—non-investment grade(4)	24	1	23
Total(5)	$236	$19	$217

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

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Other Material Cash Requirements

As of March 31, 2023, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Such obligations include:

•
Operating and finance lease obligations – See Note 14 to the Consolidated Financial Statements in this report;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements in this report;
•
AROs – See Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022;
•
Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022;
•
Charitable commitments – See Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022;
•
Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022; and
•
Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. In April 2023, the legislative process in Virginia was substantially completed resulting in new legislation which will shift $350 million of annual revenue requirement for costs currently recovered through riders into base rates effective July 2023, eliminate the ability of Virginia Power to utilize CCROs and adjust the parameters for determining an authorized ROE and revenue sharing. In addition, new legislation allows Virginia Power to apply for the securitization of certain deferred fuel costs as well as seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. As part of the on-going business review, Dominion Energy may consider divestiture of all or a portion of certain operations. While the ultimate impacts cannot be estimated until the review is completed, which is expected to occur in the third quarter of 2023, implementation of recommendations resulting from the business review could have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows.

Virginia Legislation

The 2023 General Assembly session in Virginia included several proposals, including those ultimately enacted into law, related to Virginia Power’s retail base rates and other cost recovery mechanisms. In April 2023, legislation was enacted that amended several key provisions of the Regulation Act, as previously amended by the GTSA. The new legislation will shift $350 million of annual revenue requirement for costs currently recovered under riders into base rates effective July 2023, eliminate the ability of Virginia Power to utilize CCROs and adjust the parameters for determining an authorized ROE and revenue sharing. In addition, this legislation reestablishes biennial base rate reviews, sets a target capitalization ratio and permits Virginia Power to apply for the securitization of certain deferred fuel costs. See Note 13 to the Consolidated Financial Statements for additional information. In March 2023, legislation was enacted that permits Virginia Power to seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In addition, proposed legislation to amend certain portions of the VCEA remains pending, subject to potential veto by the Governor of Virginia, which would qualify generation produced by Virginia Power’s biomass electric generating stations as renewable energy and would eliminate the mandated retirement by the end of 2028 of such facilities. While Dominion Energy is unable to estimate the ultimate financial statement impacts related to the newly enacted, and remaining proposed legislation, it expects there could be a material impact to its results of operations, financial condition and/or cash flows.

Future Environmental Regulations

In March 2023, the EPA released a proposed rule to further revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Also in March 2023, the EPA released its first proposed rule to establish national drinking water standards for PFAS. Dominion Energy anticipates that the EPA will release additional rulemakings as part of an overall strategy to identify and mitigate PFAS exposure. Additionally, in April 2023, the EPA released a proposal to tighten aspects of the Mercury and Air Toxics Standards, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. Until the EPA ultimately takes final action on these rulemakings, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on Dominion Energy’s financial condition and cash flows.

Federal Income Tax Laws

In April 2023, the IRS issued safe harbor guidance to taxpayers on the treatment of amounts paid to repair, maintain, replace, or improve natural gas distribution property, including whether expenditures should be deducted as repairs or capitalized and depreciated on tax returns. The guidance includes safe harbor tax accounting methods which a taxpayer may choose to elect and provides special transition rules and incentives that vary depending on which tax year is the year of change. Dominion Energy is evaluating this new guidance and cannot currently estimate the potential financial statement impacts, but there could be a material impact to its results of operations, financial condition and/or cash flows.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $88 million and $52 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of March 31, 2023 and December 31, 2022, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $50 million and $25 million in the fair value of Virginia Power’s commodity-based derivative instruments as of March 31, 2023 and December 31, 2022, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $58 million and $37 million decrease in earnings at March 31, 2023 and December 31, 2022, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $11 million and $14 million decrease in earnings at March 31, 2023 or December 31, 2022, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of March 31, 2023, Dominion Energy and Virginia Power had $12.3 billion and $2.9 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $268 million and $120 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at March 31, 2023. As of December 31, 2022, Dominion Energy and Virginia Power had $12.7 billion and $3.6 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $274 million and $156 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2022.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of March 31, 2023 and December 31, 2022, Dominion Energy had €2.8 billion and €2.9 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $277 million and $284 million in the fair value of Dominion Energy’s foreign currency swaps at March 31, 2023 and December 31, 2022, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $252 million for the three months ended March 31, 2023, and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $197 million and $888 million for the three months ended March 31, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $56 million for the three months ended March 31, 2023 and a net decrease in unrealized gains on debt investments of $134 million and $196 million for three months ended March 31, 2022 and the year ended December 31, 2022, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $123 million for the three months ended March 31, 2023, and net investment losses (including investment income) on nuclear decommissioning trust investments of $89 million and $426 million for the three months ended March 31, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $35 million for the three months ended March 31, 2023, and a net decrease in unrealized gains on debt investments of $68 million and $106 million for the three months ended March 31, 2022 and the year ended December 31, 2022, respectively.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•
Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.
•
Notes 13 and 17 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
1/1/23 - 1/31/23	1,740	$61.32	—	$ 0.92 billion
2/1/23 - 2/28/23	53,415	63.10	—	0.92 billion
3/1/23 - 3/31/23	544	54.74	—	0.92 billion
Total	55,699	$62.96	—	$ 0.92 billion

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective February 20, 2023 (Exhibit 3.2.a, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.2, Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.3, Form 8-K filed March 30, 2023, File No. 000-55337).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 5, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 5, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 5, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer