Form 10-Q
period 2023-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2023-08-04
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At July 28, 2023, the latest practicable date for determination, Dominion Energy, Inc. had 836,772,913 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the four successive 12-month test periods beginning January 1, 2017 and ending December 31, 2020

2023 Biennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2021 and ending December 31, 2022 and prospective rate base setting for the succeeding annual periods beginning January 1, 2024 and ending December 31, 2025

2025 Biennial Review

Future Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2023 and ending December 31, 2024 and prospective rate base setting for the succeeding annual periods beginning January 1, 2026 and ending December 31, 2027

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
BHE

The legal entity, Berkshire Hathaway Energy Company, one or more of its consolidated subsidiaries (including Eastern Energy Gas Holdings, LLC, Northeast Midstream Partners, LP and Cove Point effective November 2020), or the entirety of Berkshire Hathaway Energy Company and its consolidated subsidiaries

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

CVOW Pilot Project	A 12 MW wind generation facility 27 miles off the coast of Virginia Beach, Virginia in federal waters
CWA	Clean Water Act
DECP Holdings	The legal entity DECP Holdings, Inc., which holds Dominion Energy's noncontrolling interest in Cove Point
DEQPS	MountainWest Pipeline Services, Inc. (formerly known as Dominion Energy Questar Pipeline Services, Inc.)
DES	Dominion Energy Services, Inc.
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
Dominion Energy Questar Pipeline

The legal entity, MountainWest Pipeline, LLC (formerly known as Dominion Energy Questar Pipeline, LLC), one or more of its consolidated subsidiaries (including its 50% noncontrolling interest in White River Hub, LLC), or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider US-3	A rate adjustment clause associated with the recovery of costs related to Colonial Trail West and Spring Grove 1
Rider US-4	A rate adjustment clause associated with the recovery of costs related to Sadler Solar
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
RTO	Regional transmission organization

Sadler Solar	A 100 MW utility-scale solar power station located in Greensville County, Virginia
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
Series A Preferred Stock

Dominion Energy’s Series A Cumulative Perpetual Convertible Preferred Stock, without par value, with a liquidation preference of $1,000 per share (previously designated the 1.75% Series A Cumulative Perpetual Convertible Preferred Stock)

Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Southwest Gas	The legal entity, Southwest Gas Holdings, Inc., one or more of its consolidated subsidiaries, or the entirety of Southwest Gas Holdings, Inc. and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Surry	Surry nuclear power station
UEX	Uncollectible Expense Rider deployed by East Ohio
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(millions, except per share amounts)
Operating Revenue	$3,794	$3,596	$9,046	$7,875
Operating Expenses
Electric fuel and other energy-related purchases	939	730	1,961	1,408
Purchased electric capacity	15	16	23	29
Purchased gas	227	202	991	847
Other operations and maintenance	932	985	1,853	2,039
Depreciation, depletion and amortization	706	695	1,426	1,393
Other taxes	222	235	497	488
Impairment of assets and other charges	53	415	151	405
Losses (gains) on sales of assets	(22)	636	(23)	608
Total operating expenses	3,072	3,914	6,879	7,217
Income (loss) from operations	722	(318)	2,167	658
Earnings from equity method investees	90	83	170	163
Other income (expense)	325	(287)	609	(241)
Interest and related charges	430	47	1,016	221
Income (loss) from continuing operations including noncontrolling interests before income tax expense (benefit)	707	(569)	1,930	359
Income tax expense (benefit)	121	(117)	342	119
Net Income (Loss) From Continuing Operations	586	(452)	1,588	240
Net Income (Loss) From Discontinued Operations(1)	13	(1)	8	18
Net Income (Loss) Including Noncontrolling Interests	599	(453)	1,596	258
Noncontrolling Interests	—	—	—	—
Net Income (Loss) Attributable to Dominion Energy	$599	$(453)	$1,596	$258
Amounts attributable to Dominion Energy
Net income (loss) from continuing operations	$586	$(452)	$1,588	$240
Net income (loss) from discontinued operations	13	(1)	8	18
Net income (loss) attributable to Dominion Energy	$599	$(453)	$1,596	$258
EPS - Basic
Net income (loss) from continuing operations	$0.67	$(0.58)	$1.85	$0.23
Net income (loss) from discontinued operations	0.02	—	0.01	0.02
Net income (loss) attributable to Dominion Energy	$0.69	$(0.58)	$1.86	$0.25
EPS - Diluted
Net income (loss) from continuing operations	$0.67	$(0.58)	$1.85	$0.23
Net income (loss) from discontinued operations	0.02	—	0.01	0.02
Net income (loss) attributable to Dominion Energy	$0.69	$(0.58)	$1.86	$0.25

(1)
Includes income tax expense (benefit) of $4 million and $(2) million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(millions)
Net income (loss) including noncontrolling interests	$599	$(453)	$1,596	$258
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	6	29	(3)	54
Changes in unrealized net gains (losses) on investment securities(2)	(1)	(27)	16	(89)
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	2	—	30
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	8	11	16	21
Net realized (gains) losses on investment securities(5)	(2)	9	(1)	12
Net pension and other postretirement benefit costs (credits) (6)	(12)	16	(23)	33
Changes in other comprehensive income from equity method investees(7)	—	—	1	1
Total other comprehensive income (loss)	(1)	40	6	62
Comprehensive income (loss) including noncontrolling interests	598	(413)	1,602	320
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Dominion Energy	$598	$(413)	$1,602	$320

(1) Net of $(2) million and $(10) million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $1 million and $(18) million tax for the six months ended June 30, 2023 and 2022, respectively.

(2) Net of $3 million and $9 million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $(4) million and $28 million tax for the six months ended June 30, 2023 and 2022, respectively.

(3) Net of $— million and $2 million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $(8) million tax for the six months ended June 30, 2023 and 2022, respectively.

(4) Net of $(2) million and $(3) million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $(5) million and $(7) million tax for the six months ended June 30, 2023 and 2022, respectively.

(5) Net of $1 million and $(3) million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $(4) million tax for the six months ended June 30, 2023 and 2022, respectively.

(6) Net of $4 million and $(6) million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $8 million and $(12) million tax for the six months ended June 30, 2023 and 2022, respectively.

(7) Net of $— million and $— million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $— million tax for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$137	$153
Customer receivables (less allowance for doubtful accounts of $34 and $31)	2,496	2,952
Other receivables (less allowance for doubtful accounts of $3 at both dates)	399	405
Inventories	1,826	1,729
Derivative assets	260	1,137
Margin deposit assets	169	480
Regulatory assets	1,945	2,340
Other	628	607
Current assets held for sale	117	47
Total current assets	7,977	9,850
Investments
Nuclear decommissioning trust funds	6,553	5,957
Investment in equity method affiliates	3,006	3,012
Other	393	390
Total investments	9,952	9,359
Property, Plant and Equipment
Property, plant and equipment	95,088	91,202
Accumulated depreciation, depletion and amortization	(28,545)	(27,742)
Total property, plant and equipment, net	66,543	63,460
Deferred Charges and Other Assets
Goodwill	7,295	7,295
Regulatory assets	8,863	9,087
Other	5,434	5,192
Total deferred charges and other assets	21,592	21,574
Total assets	$106,064	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$4,349	$3,341
Supplemental credit facility borrowings	450	—
Short-term debt	4,575	3,423
Accounts payable	997	1,825
Accrued interest, payroll and taxes	998	1,199
Derivative liabilities	332	778
Regulatory liabilities	583	946
Other(2)	1,702	1,938
Total current liabilities	13,986	13,450
Long-Term Debt
Long-term debt	37,596	36,832
Junior subordinated notes	1,387	1,387
Supplemental credit facility borrowings	—	450
Other	240	245
Total long-term debt	39,223	38,914
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	7,067	6,698
Regulatory liabilities	10,255	10,107
Other	7,105	7,193
Total deferred credits and other liabilities	24,427	23,998
Total liabilities	77,636	76,362
Commitments and Contingencies (see Note 17)
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	23,704	23,605
Retained earnings	4,507	4,065
Accumulated other comprehensive loss	(1,566)	(1,572)
Shareholders' equity	28,428	27,881
Noncontrolling interests	—	—
Total shareholders' equity	28,428	27,881
Total liabilities and shareholders' equity	$106,064	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 10 for amounts attributable to related parties.

(3) 1.8 billion shares authorized; 837 million and 835 million shares outstanding at June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2022	2	$1,783	811	$21,657	$5,516	$(1,436)	$27,520	$—	$27,520
Net loss including noncontrolling interests					(453)		(453)	—	(453)
Issuance of stock			21	1,758			1,758		1,758
Stock awards (net of change in unearned compensation)				12			12		12
Preferred stock dividends (see Note 16)					(25)		(25)		(25)
Common stock dividends ($0.6675 per share) and distributions					(555)		(555)	—	(555)
Other comprehensive income, net of tax						40	40		40
June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297

March 31, 2023	2	$1,783	836	$23,652	$4,486	$(1,565)	$28,356	$—	$28,356
Net income including noncontrolling interests					599		599	—	599
Issuance of stock			1	42			42		42
Stock awards (net of change in unearned compensation)				10			10		10
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(558)		(558)	—	(558)
Other comprehensive loss, net of tax						(1)	(1)		(1)
June 30, 2023	2	$1,783	837	$23,704	$4,507	$(1,566)	$28,428	$—	$28,428

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					258		258	—	258
Issuance of stock			22	1,803			1,803		1,803
Stock awards (net of change in unearned compensation)				14			14		14
Preferred stock dividends (see Note 16)					(52)		(52)		(52)
Common stock dividends ($1.335 per common share) and distributions					(1,096)		(1,096)	—	(1,096)
Other comprehensive income, net of tax						62	62		62
June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297

December 31, 2022	2	$1,783	835	$23,605	$4,065	$(1,572)	$27,881	$—	$27,881
Net income including noncontrolling interests					1,596		1,596	—	1,596
Issuance of stock			2	85			85		85
Stock awards (net of change in unearned compensation)				14			14		14
Preferred stock dividends (see Note 16)					(40)		(40)		(40)
Common stock dividends ($1.335 per common share) and distributions					(1,115)		(1,115)	—	(1,115)
Other comprehensive income, net of tax						6	6		6
Other					1		1		1
June 30, 2023	2	$1,783	837	$23,704	$4,507	$(1,566)	$28,428	$—	$28,428

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2023	2022
(millions)
Operating Activities
Net income including noncontrolling interests	$1,596	$258
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,555	1,535
Deferred income taxes and investment tax credits	305	145
Impairment of assets and other charges	150	392
Losses (gains) on sales of assets and equity method investments	(31)	601
Net (gains) losses on nuclear decommissioning trust funds and other investments	(308)	556
Other adjustments	62	(56)
Changes in:
Accounts receivable	590	(115)
Inventories	(101)	(12)
Deferred fuel and purchased gas costs, net	416	(858)
Prepayments	(35)	(81)
Accounts payable	(694)	69
Accrued interest, payroll and taxes	(200)	(155)
Margin deposit assets and liabilities	311	(291)
Net realized and unrealized changes related to derivative activities	176	(87)
Pension and other postretirement benefits	(239)	(231)
Other operating assets and liabilities	(359)	(309)
Net cash provided by operating activities	3,194	1,361
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,850)	(3,219)
Acquisition of solar development projects	(12)	(121)
Proceeds from sales of securities	1,138	2,081
Purchases of securities	(1,301)	(1,851)
Proceeds from sale of assets and equity method investments	11	146
Contributions to equity method affiliates	(48)	(31)
Short-term deposit	—	(2,000)
Other	48	(153)
Net cash used in investing activities	(5,014)	(5,148)
Financing Activities
Issuance of short-term debt, net	1,152	765
364-day term loan facility borrowings	2,500	—
Issuance and remarketing of long-term debt	1,660	2,338
Repayment and repurchase of long-term debt	(2,394)	(221)
Supplemental credit facility borrowings	450	900
Repayment of supplemental credit facility borrowings	(450)	(450)
Issuance of common stock	85	1,701
Common dividend payments	(1,115)	(1,096)
Other	(94)	(151)
Net cash provided by financing activities	1,794	3,786
Decrease in cash, restricted cash and equivalents	(26)	(1)
Cash, restricted cash and equivalents at beginning of period	341	408
Cash, restricted cash and equivalents at end of period	$315	$407

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(millions)
Operating Revenue(1)	$2,251	$2,175	$4,635	$4,342
Operating Expenses
Electric fuel and other energy-related purchases(1)	706	533	1,505	1,049
Purchased electric capacity	10	11	18	22
Other operations and maintenance:
Affiliated suppliers	99	84	192	175
Other	344	394	692	873
Depreciation and amortization	432	425	879	854
Other taxes	67	83	152	158
Impairment of assets and other charges	38	409	45	413
Total operating expenses	1,696	1,939	3,483	3,544
Income from operations	555	236	1,152	798
Other income (expense)	48	(44)	84	(40)
Interest and related charges(1)	182	145	363	293
Income before income tax expense	421	47	873	465
Income tax expense	89	—	188	61
Net Income	$332	$47	$685	$404

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(millions)
Net income	$332	$47	$685	$404
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	6	25	(3)	44
Changes in unrealized net gains (losses) on investment securities(2)	(1)	(3)	3	(10)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	—	—	1
Net realized (gains) losses on investment securities(4)	—	—	—	(1)
Total other comprehensive income (loss)	5	22	—	34
Comprehensive income	$337	$69	$685	$438

(1)
Net of $(2) million and $(8) million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $1 million and $(15) million tax for the six months ended June 30, 2023 and 2022, respectively.
(2)
Net of $1 million and $2 million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $4 million tax for the six months ended June 30, 2023 and 2022, respectively.
(3)
Net of $— million and $— million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $— million tax for the six months ended June 30, 2023 and 2022, respectively.
(4)
Net of $— million and $— million tax for the three months ended June 30, 2023 and 2022, respectively, and net of $— million and $— million tax for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$19	$22
Customer receivables (less allowance for doubtful accounts of $24 and $21)	1,693	1,578
Other receivables (less allowance for doubtful accounts of $1 and $2)	201	204
Affiliated receivables	72	7
Inventories (average cost method)	1,009	924
Margin deposit assets	32	310
Derivative assets(2)	61	765
Regulatory assets	627	1,140
Other	48	52
Total current assets	3,762	5,002
Investments
Nuclear decommissioning trust funds	3,508	3,202
Other	4	3
Total investments	3,512	3,205
Property, Plant and Equipment
Property, plant and equipment	57,554	54,697
Accumulated depreciation and amortization	(16,760)	(16,218)
Total property, plant and equipment, net	40,794	38,479
Deferred Charges and Other Assets
Regulatory assets	4,151	4,247
Other(2)	2,485	2,261
Total deferred charges and other assets	6,636	6,508
Total assets	$54,704	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$379	$1,164
Short-term debt	1,265	941
Accounts payable	540	600
Payables to affiliates	97	255
Affiliated current borrowings	2,330	2,024
Accrued interest, payroll and taxes	298	270
Regulatory liabilities	231	506
Derivative liabilities(2)	126	298
Other	1,103	1,176
Total current liabilities	6,369	7,234
Long-Term Debt
Long-term debt	16,050	14,916
Other	69	65
Total long-term debt	16,119	14,981
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,588	3,452
Regulatory liabilities	5,799	5,499
Other(2)	4,899	4,783
Total deferred credits and other liabilities	14,286	13,734
Total liabilities	36,774	35,949
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	11,070	10,385
Accumulated other comprehensive income	9	9
Total common shareholder’s equity	17,930	17,245
Total liabilities and shareholder’s equity	$54,704	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
500,000 shares authorized; 274,723 shares outstanding at June 30, 2023 and December 31, 2022.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2022	275	$5,738	$1,113	$9,526	$(29)	$16,348
Net income				47		47
Other comprehensive income, net of tax					22	22
Other				1		1
June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418

March 31, 2023	275	$5,738	$1,113	$10,738	$4	$17,593
Net income				332		332
Other comprehensive income, net of tax					5	5
June 30, 2023	275	$5,738	$1,113	$11,070	$9	$17,930

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				404		404
Other comprehensive income, net of tax					34	34
June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418

December 31, 2022	275	$5,738	$1,113	$10,385	$9	$17,245
Net income				685		685
Other comprehensive income, net of tax					—	—
June 30, 2023	275	$5,738	$1,113	$11,070	$9	$17,930

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2023	2022
(millions)
Operating Activities
Net income	$685	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	961	937
Deferred income taxes and investment tax credits	107	147
Impairment of assets and other charges	44	400
Net (gains) losses on nuclear decommissioning trust funds and other investments	(45)	75
Other adjustments	(5)	(50)
Changes in:
Accounts receivable	4	(302)
Affiliated receivables and payables	(224)	(27)
Inventories	(88)	22
Prepayments	(1)	4
Deferred fuel expenses, net	386	(780)
Accounts payable	(27)	116
Accrued interest, payroll and taxes	27	42
Margin deposit assets and liabilities	278	(311)
Net realized and unrealized changes related to derivative activities	472	84
Other operating assets and liabilities	(121)	(72)
Net cash provided by operating activities	2,453	689
Investing Activities
Plant construction and other property additions	(3,236)	(1,996)
Purchases of nuclear fuel	(100)	(118)
Acquisition of solar development projects	(12)	(38)
Proceeds from sales of securities	719	864
Purchases of securities	(824)	(892)
Other	55	(21)
Net cash used in investing activities	(3,398)	(2,201)
Financing Activities
Issuance (repayment) of short-term debt, net	324	(20)
Issuance (repayment) of affiliated current borrowings, net	306	(587)
Issuance and remarketing of long-term debt	1,660	2,338
Repayment and repurchase of long-term debt	(1,308)	(138)
Other	(42)	(49)
Net cash provided by financing activities	940	1,544
Increase (decrease) in cash, restricted cash and equivalents	(5)	32
Cash, restricted cash and equivalents at beginning of period	24	26
Cash, restricted cash and equivalents at end of period	$19	$58

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S., nonregulated electric generation and a noncontrolling interest in Cove Point. In July 2023, Dominion Energy entered into an agreement to sell its remaining 50% noncontrolling partnership interest in Cove Point to BHE. See Note 10 for additional information.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2023, their results of operations and changes in equity for the three and six months ended June 30, 2023 and 2022 and their cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2023	June 30, 2022	December 31, 2022	December 31, 2021
(millions)
Dominion Energy
Cash and cash equivalents(1)	$137	$273	$153	$283
Restricted cash and equivalents(2)	178	134	188	125
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$315	$407	$341	$408
Virginia Power
Cash and cash equivalents	$19	$56	$22	$26
Restricted cash and equivalents(2)	—	2	2	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$19	$58	$24	$26

(1)
At June 30, 2022, Dominion Energy had $1 million of cash and cash equivalents included in current assets held for sale, respectively. No amounts were included in current assets held for sale at June 30, 2023, December 31, 2022 and December 31, 2021.
(2)
Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Six Months Ended June 30,	2023	2022
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$713	$512
Leases(2)	279	57
(1)
See Note 10 for noncash investing activities related to the acquisition of a noncontrolling interest in Dominion Privatization, Note 16 for noncash financing activities related to the remarketing of Series A Preferred Stock and the issuance of common stock associated with the settlement of litigation and Note 17 for noncash financing activities related to the transfer of property associated with the settlement of litigation.
(2)
Includes $40 million and $19 million of financing leases at June 30, 2023 and 2022, respectively, and $239 million and $38 million of operating leases at June 30, 2023 and 2022, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Six Months Ended June 30,	2023	2022
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$550	$240
Leases(1)	242	47

(1)
Includes $36 million and $14 million of financing leases at June 30, 2023 and 2022, respectively, and $206 million and $33 million of operating leases at June 30, 2023 and 2022, respectively.

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

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Regulated electric sales:
Residential	$1,124	$1,117	$2,410	$2,404	$832	$816	$1,842	$1,831
Commercial	1,147	1,089	2,217	1,987	917	874	1,783	1,591
Industrial	211	220	431	417	99	110	215	213
Government and other retail	232	297	476	569	213	281	442	539
Wholesale	36	68	80	115	22	31	51	63
Nonregulated electric sales	125	236	382	603	22	31	33	45
Regulated gas sales:
Residential	285	231	1,147	1,000
Commercial	117	106	431	379
Other	23	51	58	96
Nonregulated gas sales	6	4	7	5
Regulated gas transportation and storage	252	241	563	538
Other regulated revenues	68	73	130	119	62	80	136	131
Other nonregulated revenues(1)(2)	59	61	109	109	22	16	33	22
Total operating revenue from contracts with customers	3,685	3,794	8,441	8,341	2,189	2,239	4,535	4,435
Other revenues(1)(3)	109	(198)	605	(466)	62	(64)	100	(93)
Total operating revenue	$3,794	$3,596	$9,046	$7,875	$2,251	$2,175	$4,635	$4,342

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Includes sales which are considered to be goods transferred at a point in time of $8 million and $14 million for the three months ended June 30, 2023 and 2022, respectively, and $16 million and $25 million for the six months ended June 30, 2023 and 2022, respectively, at Dominion Energy, primarily consisting of sales of commodities related to nonregulated extraction activities and other miscellaneous products. Additionally, sales of renewable energy credits were $24 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $29 million and $11 million for the six months ended June 30, 2023 and 2022, respectively, at Dominion Energy and $19 million and less than $1 million for the three months ended June 30, 2023 and 2022, respectively, and $22 million and less than $1 million for the six months ended June 30, 2023 and 2022, respectively, at Virginia Power.
(3)
Includes alternative revenue of $57 million and $40 million for the three months ended June 30, 2023 and 2022, respectively, and $114 million and $70 million for the six months ended June 30, 2023 and 2022, respectively, at Dominion Energy and $50 million and $19 million for the three months ended June 30, 2023 and 2022, respectively, and $77 million and $27 million for the six months ended June 30, 2023 and 2022, respectively, at Virginia Power.

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

Revenue expected to be recognized on multi-year contracts in place at June 30, 2023	2023	2024	2025	2026	2027	Thereafter	Total
(millions)
Dominion Energy(1)	$33	$61	$54	$48	$46	$402	$644
(1)
Includes no amounts for Virginia Power.

At June 30, 2023 and December 31, 2022, Dominion Energy’s contract liability balances were $133 million and $150 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, Virginia Power’s contract liability balances were $74 million and $39 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2023 and 2022, Dominion Energy recognized revenue of $146 million and $119 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2023 and 2022, Virginia Power recognized $39 million and $33 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Six Months Ended June 30,	2023	2022	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	—	25.0
State taxes, net of federal benefit	3.3	7.9	4.6	4.4
Investment tax credits	(2.6)	(9.8)	(0.3)	(6.9)
Production tax credits	(0.4)	(1.1)	(0.8)	(1.0)
Reversal of excess deferred income taxes	(2.6)	(10.2)	(2.3)	(3.9)
Changes in state deferred taxes associated with assets held for sale	—	1.4
AFUDC - equity	(0.1)	(1.3)	(0.1)	(1.0)
Other, net	(0.9)	0.2	(0.5)	0.6
Effective tax rate	17.7%	33.1%	21.6%	13.2%

In the first quarter of 2022, Dominion Energy entered into an agreement to sell 100% of the equity interests in Hope in a stock sale for income tax purposes. As of June 30, 2022, Dominion had established $90 million of deferred tax liabilities reflecting the excess of the financial reporting basis over the tax basis in Hope’s stock. These deferred taxes reversed upon closing of the sale in August 2022 and became a component of current income tax expense on the sale. See Note 3 to the Consolidated Financial Statements in Dominion Energy's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the sale of Hope.

As of June 30, 2023, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022
(millions, except EPS)
Net income (loss) attributable to Dominion Energy from continuing operations	$586	$(452)	$1,588	$240
Preferred stock dividends (see Note 16)	(20)	(25)	(40)	(52)
Net income (loss) attributable to Dominion Energy from continuing operations – Basic	566	(477)	1,548	188
Dilutive effect of 2019 Equity Units(1)(2)	—	—	—	—
Net income (loss) attributable to Dominion Energy from continuing operations - Diluted	$566	$(477)	$1,548	$188
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$13	$(1)	$8	$18
Average shares of common stock outstanding – Basic	836.0	818.4	835.6	814.5
Net effect of dilutive securities(1)(3)	0.2	—	0.3	1.4
Average shares of common stock outstanding – Diluted	836.2	818.4	835.9	815.9
EPS from continuing operations – Basic	$0.67	$(0.58)	$1.85	$0.23
EPS from discontinued operations – Basic	0.02	—	0.01	0.02
EPS attributable to Dominion Energy – Basic	$0.69	$(0.58)	$1.86	$0.25
EPS from continuing operations – Diluted	$0.67	$(0.58)	$1.85	$0.23
EPS from discontinued operations – Diluted	0.02	—	0.01	0.02
EPS attributable to Dominion Energy – Diluted	$0.69	$(0.58)	$1.86	$0.25

(1)
As a result of a net loss for the three months ended June 30, 2022, any adjustments to earnings or shares would be considered antidilutive and are therefore excluded from the calculation of diluted EPS.
(2)
Effective January 2022, diluted net income was no longer reduced by the Series A Preferred Stock dividends.
(3)
Dilutive securities for the three and six months ended June 30, 2023 and the six months ended June 30, 2022 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Note 17 for additional information. Additionally, dilutive securities for the six months ended June 30, 2022 included forward sales agreements entered into in November 2021 (applying the treasury stock method). See Note 20 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, were a potentially dilutive instrument. See Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and Note 16 in this report for additional information.

For the six months ended June 30, 2022, the 2019 Equity Units, applying the if converted method for the period prior to settlement in June 2022, were excluded from the calculation of diluted EPS from continuing operations as the effects were anti-dilutive.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended June 30, 2023
Beginning balance	$(250)	$(26)	$(1,287)	$(2)	$(1,565)
Other comprehensive income (loss) before reclassifications: gains (losses)	6	(1)	—	—	5
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10	—	—	—	10
Other income (expense)	—	(3)	(16)	—	(19)
Total	10	(3)	(16)	—	(9)
Income tax expense (benefit)	(2)	1	4	—	3
Total, net of tax	8	(2)	(12)	—	(6)
Net current period other comprehensive income (loss)	14	(3)	(12)	—	(1)
Ending balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
Three Months Ended June 30, 2022
Beginning balance	$(323)	$(22)	$(1,088)	$(3)	$(1,436)
Other comprehensive income (loss) before reclassifications: gains (losses)	29	(27)	2	—	4
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	14	—	—	—	14
Other income (expense)	—	12	22	—	34
Total	14	12	22	—	48
Income tax expense (benefit)	(3)	(3)	(6)	—	(12)
Total, net of tax	11	9	16	—	36
Net current period other comprehensive income (loss)	40	(18)	18	—	40
Ending balance	$(283)	$(40)	$(1,070)	$(3)	$(1,396)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $79 million, $83 million, $94 million and $107 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.
(3)
Net of $9 million, $6 million, $14 million and $8 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.
(4)
Net of $453 million, $449 million, $376 million and $380 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.
(5)
Net of $— million, $— million, $1 million and $1 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Six Months Ended June 30, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	16	—	1	14
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	21	—	—	—	21
Other income (expense)	—	(1)	(31)	—	(32)
Total	21	(1)	(31)	—	(11)
Income tax expense (benefit)	(5)	—	8	—	3
Total, net of tax	16	(1)	(23)	—	(8)
Net current period other comprehensive income (loss)	13	15	(23)	1	6
Ending balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
Six Months Ended June 30, 2022
Beginning balance	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income (loss) before reclassifications: gains (losses)	54	(89)	30	1	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	28	—	—	—	28
Other income (expense)	—	16	45	—	61
Total	28	16	45	—	89
Income tax expense (benefit)	(7)	(4)	(12)	—	(23)
Total, net of tax	21	12	33	—	66
Net current period other comprehensive income (loss)	75	(77)	63	1	62
Ending balance	$(283)	$(40)	$(1,070)	$(3)	$(1,396)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $79 million, $83 million, $94 million and $119 million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
(3)
Net of $9 million, $13 million, $14 million and $(10) million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
(4)
Net of $453 million, $445 million, $376 million and $396 million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
(5)
Net of $— million, $1 million, $1 million and $1 million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended June 30, 2023
Beginning balance	$7	$(3)	$4
Other comprehensive income (loss) before reclassifications: gains (losses)	6	(1)	5
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	6	(1)	5
Ending balance	$13	$(4)	$9
Three Months Ended June 30, 2022
Beginning balance	$(25)	$(4)	$(29)
Other comprehensive income (loss) before reclassifications: gains (losses)	25	(3)	22
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	25	(3)	22
Ending balance	$—	$(7)	$(7)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(4) million, $(2) million, $— million and $9 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.
(3)
Net of $1 million, $1 million, $3 million and $1 million tax at June 30, 2023, March 31, 2023, June 30, 2022 and March 31, 2022, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Six Months Ended June 30, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	3	—
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(3)	3	—
Ending balance	$13	$(4)	$9
Six Months Ended June 30, 2022
Beginning balance	$(45)	$4	$(41)
Other comprehensive income (loss) before reclassifications: gains (losses)	44	(10)	34
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	—	1
Other income (expense)	—	(1)	(1)
Total	1	(1)	—
Income tax expense (benefit)	—	—	—
Total, net of tax	1	(1)	—
Net current period other comprehensive income (loss)	45	(11)	34
Ending balance	$—	$(7)	$(7)
(1)
Comprised entirely of interest rate derivative hedging activities.

(2)
Net of $(4) million, $(5) million, $— million and $16 million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
(3)
Net of $1 million, $2 million, $3 million and $(2) million tax at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively.
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

The following table presents the Companies' quantitative information about Level 3 fair value measurements at June 30, 2023. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
Electricity	Discounted cash flow	Market price (per MWh)	(3)	$141	25-138	47	—	—	—
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	15	1-8	4	15	1-8	4
		Price volatility	(4)		19%-72%	51%		19%-72%	51%
Total assets				$156			$15
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$18	(2)-2	(1)	$18	(2)-2	(1)
Electricity	Discounted cash flow	Market price (per MWh)	(3)	4	32-138	64	—	—	—
Total liabilities				$22			$18
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

In the first quarter of 2023, Dominion Energy recorded a charge of $91 million ($68 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at June 30, 2023.

In the second quarter of 2023, Dominion Energy recorded a charge of $15 million ($11 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust certain nonregulated solar assets down to their estimated fair value, using a market approach, of $22 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received. These assets are reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at June 30, 2023.

Recurring Fair Value Measurements

The following table presents the Companies' assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2023
Assets
Derivatives:
Commodity	$1	$194	$156	$351	$1	$73	$15	$89
Interest rate	—	904	—	904	—	135	—	135
Investments(1):
Equity securities:
U.S.	4,354	—	—	4,354	2,317	—	—	2,317
Fixed income:
Corporate debt instruments	—	539	—	539	—	323	—	323
Government securities	170	1,144	—	1,314	90	619	—	709
Cash equivalents and other	27	—	—	27	1	—	—	1
Total assets	$4,552	$2,781	$156	$7,489	$2,409	$1,150	$15	$3,574
Liabilities
Derivatives:
Commodity	$—	$332	$22	$354	$—	$150	$18	$168
Interest rate	—	381	—	381	—	11	—	11
Foreign currency exchange rate	—	59	—	59	—	59	—	59
Total liabilities	$—	$772	$22	$794	$—	$220	$18	$238
December 31, 2022
Assets
Derivatives:
Commodity	$—	$332	$437	$769	$—	$32	$236	$268
Interest rate	—	1,407	—	1,407	—	614	—	614
Investments(1):
Equity securities:
U.S.	3,810	—	—	3,810	2,028	—	—	2,028
Fixed income:
Corporate debt instruments	—	576	—	576	—	360	—	360
Government securities	161	1,059	—	1,220	90	542	—	632
Total assets	$3,971	$3,374	$437	$7,782	$2,118	$1,548	$236	$3,902
Liabilities
Derivatives:
Commodity	$—	$911	$15	$926	$—	$333	$15	$348
Interest rate	—	377	—	377	—	7	—	7
Foreign currency exchange rate	—	101	—	101	—	101	—	101
Total liabilities	$—	$1,389	$15	$1,404	$—	$441	$15	$456

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $375 million and $404 million of assets at Dominion Energy, inclusive of $152 million and $161 million at Virginia Power, at June 30, 2023 and December 31, 2022, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Beginning balance	$206	$202	$422	$222	$55	$22	$221	$102
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	2	—	2	—	—	—	—	—
Electric fuel and other energy- related purchases	(36)	117	(87)	165	(36)	106	(88)	151
Included in regulatory assets/ liabilities	(74)	261	(290)	241	(58)	206	(224)	126
Settlements	36	(117)	71	(165)	36	(106)	72	(151)
Purchases	—	17	16	17	—	17	16	17
Ending balance	$134	$480	$134	$480	$(3)	$245	$(3)	$245

Dominion Energy had $2 million of unrealized gains included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2023 and no unrealized gains or losses for the three and six months ended June 30, 2022. Virginia Power had no unrealized gains or losses for the three and six months ended June 30, 2023 and June 30, 2022.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
June 30, 2023
Long-term debt(2)	$41,887	$38,876	$16,399	$14,909
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,349
December 31, 2022
Long-term debt(2)	$39,680	$36,426	$15,616	$14,067
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,340

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions presented in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium.
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

Balance Sheet Presentation

The tables below present the Companies' derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
June 30, 2023
Commodity contracts:
Over-the-counter	$162	$55	$—	$107	$78	$32	$—	$46
Exchange	55	55	—	—	10	10	—	—
Interest rate contracts:
Over-the-counter	904	214	—	690	135	2	—	133
Total derivatives, subject to a master netting or similar arrangement	$1,121	$324	$—	$797	$223	$44	$—	$179
December 31, 2022
Commodity contracts:
Over-the-counter	$408	$28	$—	$380	$238	$7	$—	$231
Exchange	160	159	—	1	—	—	—	—
Interest rate contracts:
Over-the-counter	1,407	248	—	1,159	614	38	—	576
Total derivatives, subject to a master netting or similar arrangement	$1,975	$435	$—	$1,540	$852	$45	$—	$807

(1)
Excludes derivative assets of $134 million and $201 million at Dominion Energy and $1 million and $30 million at Virginia Power at June 30, 2023 and December 31, 2022, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
June 30, 2023
Commodity contracts:
Over-the-counter	$209	$55	$—	$154	$67	$32	$—	$35
Exchange	145	55	90	—	23	10	13	—
Interest rate contracts:
Over-the-counter	381	214	1	166	11	2	—	9
Foreign currency exchange rate contracts:
Over-the-counter	59	—	—	59	59	—	—	59
Total derivatives, subject to a master netting or similar arrangement	$794	$324	$91	$379	$160	$44	$13	$103
December 31, 2022
Commodity contracts:
Over-the-counter	$443	$34	$71	$338	$146	$13	$71	$62
Exchange	483	159	324	—	176	—	176	—
Interest rate contracts:
Over-the-counter	377	210	1	166	7	—	—	7
Foreign currency exchange rate contracts:
Over-the-counter	101	32	—	69	101	32	—	69
Total derivatives, subject to a master netting or similar arrangement	$1,404	$435	$396	$573	$430	$45	$247	$138

(1)
Excludes derivative liabilities of $78 million and $26 million at Virginia Power at June 30, 2023 and December 31, 2022, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at June 30, 2023 and December 31, 2022 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies' derivative activity at June 30, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	43	14	40	14
Basis(2)	157	375	138	372
Electricity (MWh in millions):
Fixed price	17	44	8	13
Oil (Gal in millions)	6	—	6	—
Interest rate(3) (in millions)	$524	$11,758	$125	$2,750
Foreign currency exchange rate(3) (in millions)
Danish Krone	1,004 kr.	3,468 kr.	1,004 kr.	3,468 kr.
Euro	€453	€2,131	€453	€2,131

(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains and losses on cash flow hedges included in AOCI in the Companies' Consolidated Balance Sheets at June 30, 2023:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(236)	$(33)	390 months	$13	$—	390 months
Total	$(236)	$(33)		$13	$—

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
(millions)
At June 30, 2023
ASSETS
Current Assets
Commodity	$—	$129	$129	$—	$43	$43
Interest rate	18	113	131	18	—	18
Total current derivative assets	18	242	260	18	43	61
Noncurrent Assets
Commodity	—	222	222	—	46	46
Interest rate	117	656	773	117	—	117
Total noncurrent derivative assets(1)	117	878	995	117	46	163
Total derivative assets	$135	$1,120	$1,255	$135	$89	$224
LIABILITIES
Current Liabilities
Commodity	$—	$240	$240	$—	$117	$117
Interest rate	—	83	83	—	—	—
Foreign currency exchange rate	—	9	9	—	9	9
Total current derivative liabilities	—	332	332	—	126	126
Noncurrent Liabilities
Commodity	—	114	114	—	51	51
Interest rate	11	287	298	11	—	11
Foreign currency exchange rate	—	50	50	—	50	50
Total noncurrent derivative liabilities(2)	11	451	462	11	101	112
Total derivative liabilities	$11	$783	$794	$11	$227	$238
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$532	$532	$—	$264	$264
Interest rate	501	104	605	501	—	501
Total current derivative assets	501	636	1,137	501	264	765
Noncurrent Assets
Commodity	—	237	237	—	4	4
Interest rate	113	689	802	113	—	113
Total noncurrent derivative assets(1)	113	926	1,039	113	4	117
Total derivative assets	$614	$1,562	$2,176	$614	$268	$882
LIABILITIES
Current Liabilities
Commodity	$—	$700	$700	$—	$290	$290
Interest rate	—	70	70	—	—	—
Foreign currency exchange rate	—	8	8	—	8	8
Total current derivative liabilities	—	778	778	—	298	298
Noncurrent Liabilities
Commodity	—	226	226	—	58	58
Interest rate	7	300	307	7	—	7
Foreign currency exchange rate	—	93	93	—	93	93
Total noncurrent derivative liabilities(2)	7	619	626	7	151	158
Total derivative liabilities	$7	$1,397	$1,404	$7	$449	$456
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

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$8	$(10)	$88	$8	$—	$88
Total	$8	$(10)	$88	$8	$—	$88
Three Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$39	(14)	$354	$33	$—	$353
Total	$39	$(14)	$354	$33	$—	$353
Six Months Ended June 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(4)	$(21)	$(32)	$(4)	$—	$(32)
Total	$(4)	$(21)	$(32)	$(4)	$—	$(32)
Six Months Ended June 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$72	$(28)	$633	$59	$(1)	$632
Total	$72	$(28)	$633	$59	$(1)	$632

(1)
Amounts deferred into AOCI have no associated effect in the Companies' Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies' Consolidated Statements of Income.
(3)
Amounts recorded in the Companies' Consolidated Statement of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$26	$(272)	$421	$(602)	$10	$(88)	$19	$(129)
Purchased gas	—	3	94	5
Electric fuel and other energy-related purchases	(73)	137	(118)	196	(73)	125	(119)	182
Operations and maintenance	2	—	2	—	2	—	2	—
Interest rate:
Interest and related charges	79	340	(23)	536
Total	$34	$208	$376	$135	$(61)	$37	$(98)	$53

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

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $113 million and $111 million at June 30, 2023 and December 31, 2022, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies' decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2023
Equity securities:(1)
U.S.	$1,397	$2,999	$(22)			$4,374	$872	$1,562	$(21)			$2,413
Fixed income securities:(2)
Corporate debt instruments	577	1	(47)		$—	531	356	1	(34)		$—	323
Government securities	1,332	5	(49)		—	1,288	731	3	(25)		—	709
Common/ collective trust funds	71	—	—		—	71	54	—	—		—	54
Insurance contracts	236	—	—			236
Cash equivalents and other(3)	53	—	—		—	53	9	—	—		—	9
Total	$3,666	$3,005	$(118)	(4)	$—	$6,553	$2,022	$1,566	$(80)	(4)	$—	$3,508
December 31, 2022
Equity securities:(1)
U.S.	$1,378	$2,501	$(46)			$3,833	$858	$1,304	$(35)			$2,127
Fixed income securities:(2)
Corporate debt instruments	640	1	(65)		$—	576	406	1	(47)		$—	360
Government securities	1,252	4	(70)		—	1,186	664	2	(35)		—	631
Common/ collective trust funds	98	—	—		—	98	61	—	—		—	61
Insurance contracts	221	—	—			221
Cash equivalents and other(3)	43	—	—		—	43	23	—	—		—	23
Total	$3,632	$2,506	$(181)	(4)	$—	$5,957	$2,012	$1,307	$(117)	(4)	$—	$3,202

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.

(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $24 million and $42 million at June 30, 2023 and December 31, 2022, respectively. Virginia Power includes pending sales of securities of $9 million and $24 million at June 30, 2023, and December 31, 2022, respectively.
(4)
Dominion Energy's fair value of securities in an unrealized loss position was $1.5 billion and $1.6 billion at June 30, 2023 and December 31, 2022, respectively. Virginia Power's fair value of securities in an unrealized loss position was $844 million and $946 million at June 30, 2023 and December 31, 2022, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Net gains (losses) recognized during the period	$294	$(712)	$520	$(918)	$153	$(361)	$269	$(463)
Less: Net (gains) losses recognized during the period on securities sold during the period	1	6	3	5	2	—	3	(4)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$295	$(706)	$523	$(913)	$155	$(361)	$272	$(467)

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2023 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$91	$59
Due after one year through five years	482	260
Due after five years through ten years	422	248
Due after ten years	895	519
Total	$1,890	$1,086

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Proceeds from sales	$594	$1,267	$1,138	$2,081	$346	$472	$719	$864
Realized gains(1)	22	75	43	115	8	10	25	26
Realized losses(1)	36	143	77	197	14	33	45	52

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $170 million and $163 million for the six months ended June 30, 2023 and 2022, respectively, in earnings from equity method investees in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings of $17 million and equity losses of $4 million for the six months ended June 30, 2023 and 2022, respectively, in discontinued operations related to its investment in Atlantic Coast Pipeline. Dominion Energy received distributions of $185 million and $167 million for the six months ended June 30, 2023 and 2022, respectively. Dominion Energy made contributions of $48 million and $90 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $221 million and $223 million, respectively. At June 30, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and a $212 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets. At December 31, 2022, these differences are comprised of $9 million of equity method goodwill that is not being amortized, $215 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(1) million basis difference primarily attributable to capitalized interest.

Cove Point

Dominion Energy holds a 50% noncontrolling limited partnership interest in Cove Point which is accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy recorded distributions from Cove Point of $95 million and $85 million for the three months ended June 30, 2023 and 2022, respectively, and $178 million and $161 million for the six months ended June 30, 2023 and 2022, respectively.

In June 2023, Dominion Energy entered into an agreement with Cove Point for transportation and storage services [at market rates] for a 20-year period commencing in August 2023.

In July 2023, Dominion Energy entered into an agreement to sell its 50% noncontrolling limited partnership interest in Cove Point to BHE for cash consideration of $3.3 billion. In addition, Dominion Energy expects to receive proceeds from the settlement of related interest rate derivatives, which had a fair value of $218 million at June 30, 2023. DECP Holding's term loan secured by its noncontrolling interest in Cove Point, which had an outstanding balance of $2.3 billion at June 30, 2023, is required to be repaid in connection with closing. In addition, remaining after-tax proceeds associated with the transaction are required to be utilized to repay any outstanding borrowings under Dominion Energy’s two $600 million 364-day term loan facilities entered in July 2023. See Note 16 for additional information on these facilities. The sale will be treated as an asset sale for tax purposes and is expected to close by the end of 2023, contingent on clearance or approval under the Hart-Scott-Rodino Act and from the DOE, and other customary closing and regulatory conditions. The agreement is subject to termination by either party if not completed by the end of 2023, subject to a potential three-month extension for receipt of regulatory approvals, with a $150 million termination fee due to Dominion Energy under certain conditions. Dominion Energy expects to record a gain on the sale of its noncontrolling interest in Cove Point of approximately $650 million ($415 million after-tax) upon closing.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At June 30, 2023 and December 31, 2022, Dominion Energy has recorded a liability of $52 million and $114 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded $41 million of contributions to Atlantic Coast Pipeline during the six months ended June 30, 2023. Dominion Energy made no contributions to Atlantic Coast Pipeline during the six months ended June 30, 2022.

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

In March 2023, Dominion Energy entered into an agreement to acquire the Foxhound solar development project in Virginia (reflected in Contracted Assets) with closing on the agreement expected in 2024. The project is expected to cost approximately $205 million, including the initial acquisition cost, and commence commercial operations in 2024 with a generating capacity of 83 MW. Dominion Energy expects to claim production tax credits on the energy generated and sold by the project. Dominion Energy anticipates that an impairment charge may be required upon closing given its expectation that it is more likely than not that the nonregulated solar generation projects within Contracted Assets will be sold before the end of their useful lives as described in Note 10 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$401	$603	$50	$133
Deferred project costs and DSM programs for gas utilities(2)	96	68
Unrecovered gas costs(3)	491	374
Deferred rider costs for Virginia electric utility(4)	57	152	57	152
Ash pond and landfill closure costs(5)	181	221	181	221
Deferred nuclear refueling outage costs(6)	84	83	82	83
NND Project costs(7)	138	138
Deferred early plant retirement charges(8)	113	226	113	226
Derivatives(9)	97	262	81	251
Other	287	213	63	74
Regulatory assets-current	1,945	2,340	627	1,140
Unrecognized pension and other postretirement benefit costs(10)	958	989	—	4
Deferred rider costs for Virginia electric utility(4)	610	363	610	363
Deferred project costs for gas utilities(2)	694	703
Interest rate hedges(11)	169	169	—	—
AROs and related funding(12)	400	398
NND Project costs(7)	2,018	2,088
Ash pond and landfill closure costs(5)	2,024	2,051	2,021	2,049
Deferred cost of fuel used in electric generation(1)	1,310	1,551	1,310	1,551
Derivatives(9)	184	255	79	148
Other	496	520	131	132
Regulatory assets-noncurrent	8,863	9,087	4,151	4,247
Total regulatory assets	$10,808	$11,427	$4,778	$5,387
Regulatory liabilities:
Provision for future cost of removal and AROs(13)	127	127	111	111
Reserve for refunds and rate credits to electric utility customers(14)	102	125	10	25
Income taxes refundable through future rates(15)	152	152	65	65
Monetization of guarantee settlement(16)	67	67
Derivatives(9)	12	327	—	176
Other	123	148	45	129
Regulatory liabilities-current	583	946	231	506
Income taxes refundable through future rates(15)	3,984	4,054	2,243	2,272
Provision for future cost of removal and AROs(13)	2,565	2,510	1,164	1,135
Nuclear decommissioning trust(17)	1,936	1,685	1,936	1,685
Monetization of guarantee settlement(16)	669	702
Interest rate hedges(11)	196	240	196	240
Reserve for refunds and rate credits to electric utility customers(14)	274	325	—	—
Unrecognized pension and other postretirement benefit costs(10)	13	22
Overrecovered other postretirement benefit costs(18)	152	140
Derivatives(9)	189	235	—	—
Other	277	194	260	167
Regulatory liabilities-noncurrent	10,255	10,107	5,799	5,499
Total regulatory liabilities	$10,838	$11,053	$6,030	$6,005

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
(4)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. In the second quarter of 2023, Virginia Power recorded a charge of $36 million ($27 million after-tax), included in impairment of assets and other charges in its Consolidated Statements of Income, for the write-off of certain previously deferred amounts related to Riders R, S and W in connection with the cessation of such riders effective July 2023. See Note 13 for additional information.

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
(11)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of June 30, 2023.
(12)
Represents uncollected costs, including deferred depreciation and accretion expense, related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.
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

At June 30, 2023, Dominion Energy and Virginia Power regulatory assets include $5.6 billion and $2.7 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

In addition, in May 2023 legislation was enacted that amended certain portions of the VCEA to qualify generation produced by Virginia Power’s biomass electric generating stations as renewable energy and eliminate the mandated retirement of such facilities by the end of 2028.

Virginia Regulation - Recent Developments

2023 Biennial Review

In July 2023, Virginia Power filed its base rate case and accompanying schedules in support of the 2023 Biennial Review in accordance with legislation enacted in Virginia in April 2023 as discussed above. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 9.04% on its generation and distribution services for the test period, within 70 basis points of its authorized ROE of 9.35% established in the 2021 Triennial Review. Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level utilizing an ROE of 9.70% for the prospective test periods and a common equity capitalization to total capitalization ratio of 52.10%. Virginia Power noted that while its prospective test periods would result in a revenue deficiency, it did not request an increase to base rates given that the combination of certain riders with an aggregate annual revenue requirement of at least $350 million into base rates effective July 2023 cannot serve as the basis for an increase in base rates as part of the 2023 Biennial Review. The Virginia Commission will determine whether Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below the authorized ROE of 9.35%. The Virginia Commission will also authorize an ROE of 9.70%, as directed by legislation enacted in Virginia in April 2023, for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings for the 2025 Biennial Review. This matter is pending.

Virginia Fuel Expenses

In May 2023, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2023 and a projected $1.3 billion under-recovered balance as of June 30, 2023. The projected under-recovered balance includes $578 million representing the remaining two years of under-recovered balance as of June 30, 2022 being collected over a three-year period in accordance with the Virginia Commission’s approval of Virginia Power’s 2022 annual fuel factor as described in Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.3 billion fuel cost requirement over the July 2023 through June 2024 fuel period and results in an increase in Virginia Power’s fuel revenues of $631 million when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its anticipated July 2023 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.3 billion under-recovered balance as of June 30, 2023 as permitted under legislation enacted in Virginia in April 2023. Under this option, Virginia Power proposed implementation of the current period fuel factor rate only effective July 2023 on an interim basis, while suspending implementation of the prior-period fuel factor rate pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net decrease in Virginia Power’s fuel revenues for the rate year of approximately $541 million. In addition, Virginia Power has proposed to alter the order in which revenue from certain customers who elect to pay market-based rates would be allocated between base rates and fuel, which if approved would result in a reduction to fuel revenue of $13 million. In May 2023, the Virginia Commission ordered that, in accordance with Virginia Power’s second proposed option, only the current period fuel factor rate be implemented effective July 2023 on an interim basis. In accordance with legislation enacted in Virginia in April 2023 discussed above, in July 2023, Virginia Power filed an application with the Virginia Commission for approval of a financing order to securitize the projected $1.3 billion under-recovered fuel balance as of June 30, 2023 through the issuance of one or more tranches of bonds with tenors up to approximately ten years. These matters are pending.

Virginia Power Equity Application

In July 2023, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $3.25 billion of authorized but unissued shares of its common stock, no par value, through the end of 2023 in order to maintain a common equity capitalization to total capitalization ratio of 52.10% through December 2024 in accordance with legislation enacted in Virginia in April 2023 as discussed above. This matter is pending.

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

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)		Increase (Decrease) Over Previous Year (millions)
Rider CCR	February 2023	Pending	December 2023	$194		$(37)
Rider CE(1)	October 2022	April 2023	May 2023	89		18
Rider GT	August 2022	April 2023	June 2023	14		(42)
Rider GT	August 2023	Pending	June 2024	145		131
Rider GV(2)	June 2023	Pending	April 2024	132		5
Rider GV(2)	June 2023	Pending	April 2025	135		3
Rider OSW	November 2022	July 2023	September 2023	271		192
Rider PPA	December 2022	July 2023	September 2023	(22)		(17)
Rider R	June 2021	March 2022	April 2023	55	(8)	(4)
Rider RGGI(3)	December 2022	July 2023	September 2023	356		N/A
Rider RPS	December 2022	July 2023	September 2023	96		(44)
Rider S	June 2021	February 2022	April 2023	191	(8)	(1)
Rider SNA(4)	October 2022	June 2023	September 2023	50		(57)
Rider T1(5)	May 2023	July 2023	September 2023	879		173
Rider U(6)	June 2022	February 2023	April 2023	74		(21)
Rider US-3	August 2022	April 2023	June 2023	40		(10)
Rider US-3	August 2023	Pending	June 2024	37		(3)
Rider US-4	August 2022	April 2023	June 2023	16		1
Rider US-4	August 2023	Pending	June 2024	14		(2)
Rider W(7)	June 2022	February 2023	April 2023	105	(8)	(16)
(1)
Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(2)
The total revenue requirement requested is based on an estimated retirement of Greensville County in 2058, consistent with the current estimated useful life of the facility. Virginia Power also provided an alternative approach based on an estimated retirement of Greensville County in 2045, which if utilized would result in a revenue requirement of $144 million and $148 million for rate years beginning April 2024 and April 2025, respectively.
(3)
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
(4)
Virginia Power requested approval of cost recovery of approximately $1.2 billion through Rider SNA for the first phase of nuclear life extension program which includes investments through 2024. In April 2022, Virginia Power, the Virginia Commission staff and certain interested parties filed a proposed stipulation recommending that costs incurred after February 2022 associated with the first phase of the nuclear life extension program for North Anna be deferred and requested for recovery in a subsequent Rider SNA filing.
(5)
Consists of $510 million for the transmission component of Virginia Power's base rates and $369 million for Rider T1.
(6)
Consists of previously approved phases of Rider U.
(7)
In February 2023, the Virginia Commission also approved Virginia Power's requested revenue requirement for the rate year beginning April 2024. However, as Virginia Power provided notification in May 2023 to combine Rider W into base rates as discussed above, Rider W ceased to be separately collected effective July 2023.
(8)
In May 2023, Virginia Power filed a notification with the Virginia Commission to combine Riders R, S and W, which have an aggregate revenue requirement of $351 million, into base rates effective July 2023 in accordance with legislation enacted in Virginia in April 2023.

Electric Transmission Projects

Developments for significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	April 2023	230 kV	15	$40
Construct new switching station, substations, transmission lines and related projects in Lunenberg and Mecklenburg Counties, Virginia	October 2022	June 2023	230 kV	18	230
Construct new switching station, substation, transmission lines and related projects in Charlotte, Halifax and Mecklenburg Counties, Virginia	October 2022	May 2023	230 kV	26	215
Construct new Mars and Wishing Star substations, transmission lines and related projects in Loudoun County, Virginia	October 2022	April 2023	500/230 kV	4	720
Construct new Altair switching station, transmission lines and related projects in Loudoun County, Virginia	November 2022	June 2023	230 kV	2	50
Rebuild of Lines #2019 and #2007 in the City of Virginia Beach, Virginia	February 2023	Pending	230 kV	5	95
Install transformer at Possum Point substation, rebuild and construct transmission lines and related projects in Prince William County, Virginia	March 2023	Pending	230 kV	2	35
Partial rebuild of Line #2011 in the Cities of Manassas and Manassas Park, Virginia and Prince William and Fairfax Counties, Virginia	March 2023	Pending	230 kV	7	35
Construct new transmission lines and convert Jeffress switching station in Mecklenburg County, Virginia	May 2023	Pending	230 kV	18	135
Construct new transmission lines and expand White Oak substation in Henrico County, Virginia	June 2023	Pending	230 kV	5	45

Virginia Regulation – Select Prior Year Events

The following items were disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and are included in this report as they had an impact to the Companies’ Consolidated Statements of Income for the three and/or six months ended June 30, 2022.

Virginia Fuel Expenses

In May 2022, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2022 and a projected $1.0 billion under-recovered balance as of June 30, 2022. In July 2022, Virginia Power, the Virginia Commission staff and another party filed a comprehensive settlement agreement, approved by the Virginia Commission in September 2022, which provided for the collection of the requested under-recovered projected fuel expense over a three-year period beginning July 1, 2022 and required that Virginia Power exclude from recovery through base rates one half of the related financing costs over the three year period. In addition, the settlement agreement affirmed Virginia Power’s proposal regarding fuel cost recovery for market-based customers. As a result, Virginia Power recorded a $191 million ($142 million after-tax) charge in the second quarter of 2022 within impairment of assets and other charges in its Consolidated Statements of Income. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Rider RGGI

In May 2022, Virginia Power filed a petition with the Virginia Commission requesting suspension of Rider RGGI approved in August 2021. Virginia Power also requested that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred. The Virginia Commission approved the request in June 2022. In the second quarter of 2022, Virginia Power recorded a charge of $180 million ($134 million after-tax) in impairment of assets and other charges for the amount deemed recovered through base rates through June 30, 2022, including the impact of certain non-jurisdictional customers which follow Virginia Power’s jurisdictional rate methodology. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. In July 2023, the South Carolina Commission voted to approve the request.

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

UEX Rider

East Ohio has approval for a UEX rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX rider is adjusted annually to achieve dollar for dollar recovery of East Ohio's actual write-offs of uncollectible amounts. In July 2023, the Ohio Commission approved East Ohio's application to adjust its UEX rider to reflect an annual revenue requirement of $23 million to provide for recovery of an under-recovered accumulated bad debt expense of $9 million as of March 31, 2023, and recovery of net bad debt expense projected to total $14 million for the twelve-month period ending March 2024.

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

Dominion Energy’s Consolidated Statements of Income include $6 million and $11 million for the three and six months ended June 30, 2023, respectively, and $7 million and $11 million for the three and six months ended June 30, 2022, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $2 million and $3 million for the three and six months ended June 30, 2023, respectively, and $8 million and $17 million for the three and six months ended June 30, 2022, respectively, of depreciation expense included in depreciation, depletion and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022 and May 2023) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $625 million, to fund the estimated project costs. The project is expected to be completed in late 2024 or early 2025. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $367 million as of June 30, 2023. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $113 million and $96 million for the three months ended June 30, 2023 and 2022, respectively and $226 million and $194 million for the six months ended June 30, 2023 and 2022, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $27 million and $28 million at June 30, 2023 and December 31, 2022, respectively, recorded in payables to affiliates.

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

At June 30, 2023, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$4,172	$16	$1,812

(1)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At June 30, 2023, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facility mentioned above and Virginia Power's letter of credit facilities mentioned below, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and will mature in June 2024. At both June 30, 2023 and December 31, 2022, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At June 30, 2023, $58 million in letters of credit were issued and outstanding under this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At June 30, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $403 million and $347 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-Day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. At June 30, 2023, Dominion Energy's Consolidated Balance Sheet includes $2.5 billion with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bear interest at a variable rate and will mature in July 2024 with the proceeds to be used to repay existing long-term debt and/or short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy is permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity will cease to be available to Dominion Energy. The agreements contain certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities. The maximum allowed total debt to total capital ratio under the facilities is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2023, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$1,265	$10

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2023, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allows Virginia Power to issue up to $125 million in letters of credit and matures in January 2026. At June 30, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit.

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $200 million in letters of credit. At June 30, 2023, $60 million in letters of credit were issued and outstanding under this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In March 2023, Dominion Energy borrowed $450 million under its Sustainability Revolving Credit Agreement, which, as described in Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, matures in 2024 and bears interest at a variable rate with the proceeds used for general corporate purposes. In April 2023 Dominion Energy repaid $450 million borrowed for general corporate purposes. At both June 30, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $450 million with respect to this facility.

In March 2023, Virginia Power issued $750 million of 5.00% senior notes and $750 million of 5.45% senior notes that mature in 2033 and 2053, respectively.

In June 2023, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $160 million to new investors. All three bonds will bear interest at a coupon of 3.65% until October 2027, after which they will bear interest at a market rate to be determined at that time.

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

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At June 30, 2023 and December 31, 2022, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $5 million ($2.917 per share) for the three months ended June 30, 2022 and $12 million ($7.292 per share) for the six months ended June 30, 2022, on the Series A Preferred Stock. In addition, Dominion Energy recorded interest expense of $2 million on the Series A Preferred Stock for the three and six months ended June 30, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended June 30, 2023 and 2022 and $18 million ($23.250 per share) for both the six months ended June 30, 2023 and 2022 on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for both the three months ended June 30, 2023 and 2022 and $22 million ($21.750 per share) for both the six months ended June 30, 2023 and 2022 on the Series C Preferred Stock.

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

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $85 million from the issuance of 2 million shares of common stock for the six months ended June 30, 2023 and $91 million from the issuance of 1 million shares of common stock for the six months ended June 30, 2022, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

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

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2022. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program during the three and six months ended June 30, 2023, prior to its expiration in June 2023.

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

Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2023, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standards in June 2018 with states required to develop plans to address the new standard. Certain states in which the Companies operate have developed plans, and had such plans approved or partially approved by the EPA, which are not expected to have a material impact on the Companies’ results of operations or cash flows. In March 2023, the EPA issued a final rule specifying an interstate federal implementation plan to comply with certain aspects of planning for the 2015 ozone standards which is applicable in August 2023 for certain states, including Virginia. The interstate federal implementation plan imposes tighter NOX emissions limits during the ozone season and includes provisions for the use of allowances to cover such emissions. Until implementation plans for the 2015 ozone standards are fully developed and approved for all states in which the Companies operate, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. In May 2023, the EPA proposed to repeal the ACE Rule as part of a package of proposed rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units. Until the EPA takes final action on this proposed rulemaking, the Companies cannot predict an impact to its operations, financial condition and/or cash flows.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2023 depending on receipt of final permits and approvals. At June 30, 2023 and December 31, 2022, Dominion Energy had $46 million and $47 million, respectively, and Virginia Power had $25 million at both periods, of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 include reserves of $66 million and $94 million, respectively, included in other current liabilities, and insurance receivables of $72 million and $68 million, respectively, included within other receivables. These balances at June 30, 2023 and December 31, 2022 include $62 million and $68 million, respectively, of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which are currently pending. During both the three and six months ended June 30, 2023 and 2022, charges included in Dominion Energy's Consolidated Statements of Income were inconsequential.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the six months ended June 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy's Consolidated Statements of Income for the three and six months ended June 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

Guarantees, Surety Bonds and Letters of Credit

At June 30, 2023, Dominion Energy had issued four guarantees related to Cove Point, an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at June 30, 2023, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At June 30, 2023, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,861
Nuclear obligations(2)	245
Solar(3)	214
Other(4)	1,269
Total(5)(6)	$4,589

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
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 14.
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At June 30, 2023, no amounts have been recorded related to this guarantee.

Additionally, at June 30, 2023, Dominion Energy had purchased $282 million of surety bonds, including $198 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $16 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At June 30, 2023, Dominion Energy’s credit exposure totaled $208 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 86%. No single counterparty, whether investment grade or non-investment grade, exceeded $47 million of exposure. At June 30, 2023, Virginia Power’s exposure related to wholesale customers totaled $63 million. Of this amount, investment grade counterparties, including those internally rated, represented 75%. No single counterparty, whether investment grade or non-investment grade, exceeded $12 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $89 million and $35 million, respectively, as of June 30, 2023, and $140 million and $28 million, respectively, as of December 31, 2022. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted collateral of $1 million at June 30, 2023, and both Dominion Energy and Virginia Power had posted $72 million at December 31, 2022, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. Virginia Power had no such collateral posted at June 30, 2023. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering $4 million and $20 million of fair value of derivative instruments in a liability position at June 30, 2023 and December 31, 2022, respectively. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $90 million and $35 million, respectively, as of June 30, 2023 and $212 million and $99 million, respectively, as of December 31, 2022, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $89 million, respectively. At December 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $33 million and $31 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At June 30, 2023 and December 31, 2022, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $439 million and $422 million, respectively. At June 30, 2023 and December 31, 2022, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $550 million and $518 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022
(millions)
Commodity purchases from affiliates	$103	$291	$317	$584
Services provided by affiliates(1)	145	123	292	253
Services provided to affiliates	4	5	8	9

(1)
Includes capitalized expenditures of $46 million and $39 million for the three months ended June 30, 2023 and 2022, respectively, and $100 million and $78 million for the six months ended June 30, 2023 and 2022, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $2.3 billion and $2.0 billion in short-term demand note borrowings from Dominion Energy as of June 30, 2023 and December 31, 2022, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2023 and December 31, 2022. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $21 million and $45 million for the three and six months ended June 30, 2023, respectively, and inconsequential for the three and six months ended June 30, 2022.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2023 and 2022.

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

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Service cost	$24	$35	$48	$71	$4	$5	$7	$11
Interest cost	110	84	221	167	16	12	31	23
Expected return on plan assets	(216)	(223)	(432)	(446)	(38)	(48)	(76)	(96)
Amortization of prior service cost (credit)	—	—	—	—	(9)	(9)	(18)	(19)
Amortization of net actuarial (gain) loss	—	40	—	80	(2)	(1)	(3)	(1)
Net periodic benefit (credit) cost	$(82)	$(64)	$(163)	$(128)	$(29)	$(41)	$(59)	$(82)

Employer Contributions

During the three and six months ended June 30, 2023, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2023. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the six months ended June 30, 2023, Dominion Energy reported after-tax net income of $112 million in the Corporate and Other segment, including $279 million of after-tax net income for specific items with $364 million of after-tax net income attributable to its operating segments. In the six months ended June 30, 2022, Dominion Energy reported after-tax net expenses of $1.5 billion in the Corporate and Other segment, including $1.4 billion of after-tax net expenses for specific items with $1.5 billion of after-tax net expenses attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $333 million ($254 million after-tax) gain related to economic hedging activities, attributable to Contracted Assets;
•
A $281 million ($208 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Assets ($178 million after-tax); and
•
Dominion Energy Virginia ($30 million after-tax);
•
A $122 million ($91 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
•
A $36 million ($27 million after-tax) charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023, attributable to Dominion Energy Virginia; and
•
A $31 million ($23 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project, attributable to Dominion Energy South Carolina.

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

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Gas Distribution	Dominion Energy South Carolina	Contracted Assets	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2023
Total revenue from external customers	$2,254	$626	$771	$127	$16	$—	$3,794
Intersegment revenue	(1)	—	2	5	245	(251)	—
Total operating revenue	2,253	626	773	132	261	(251)	3,794
Net income from discontinued operations	—	—	—	—	13	—	13
Net income attributable to Dominion Energy	391	103	68	11	26	—	599
Three Months Ended June 30, 2022
Total revenue from external customers	$2,175	$565	$812	$161	$(117)	$—	$3,596
Intersegment revenue	(3)	—	3	6	225	(231)	—
Total operating revenue	2,172	565	815	167	108	(231)	3,596
Net loss from discontinued operations	—	—	—	—	(1)	—	(1)
Net income (loss) attributable to Dominion Energy	440	125	124	20	(1,162)	—	(453)
Six Months Ended June 30, 2023
Total revenue from external customers	$4,643	$1,993	$1,615	$435	$360	$—	$9,046
Intersegment revenue	(2)	1	3	8	495	(505)	—
Total operating revenue	4,641	1,994	1,618	443	855	(505)	9,046
Net income from discontinued operations	—	—	—	—	8	—	8
Net income attributable to Dominion Energy	777	381	159	167	112	—	1,596
Six Months Ended June 30, 2022
Total revenue from external customers	$4,347	$1,794	$1,610	$406	$(282)	$—	$7,875
Intersegment revenue	(6)	1	4	10	462	(471)	—
Total operating revenue	4,341	1,795	1,614	416	180	(471)	7,875
Net income from discontinued operations	—	—	—	—	18	—	18
Net income (loss) attributable to Dominion Energy	958	419	233	121	(1,473)	—	258

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

In the six months ended June 30, 2023, Virginia Power reported after-tax net expenses of $91 million in the Corporate and Other segment, including $87 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2022, Virginia Power reported after-tax net expenses of $554 million in the Corporate and Other segment, including $547 million of after-tax net expenses for specific items with $527 million of after-tax net expenses attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2023 primarily related to the impact of the following item:

•
A $122 million ($91 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•
A $41 million ($30 million after-tax) gain related to investments in nuclear decommissioning trust funds; and
•
A $36 million ($27 million after-tax) charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023.

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
•
A $78 million ($58 million after-tax) loss related to investments in nuclear decommissioning trust funds; and
•
A $42 million ($31 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2023
Operating revenue	$2,251	$—	$2,251
Net income (loss)	392	(60)	332
Three Months Ended June 30, 2022
Operating revenue	$2,170	$5	$2,175
Net income (loss)	442	(395)	47
Six Months Ended June 30, 2023
Operating revenue	$4,635	$—	$4,635
Net income (loss)	776	(91)	685
Six Months Ended June 30, 2022
Operating revenue	$4,335	$7	$4,342
Net income (loss)	958	(554)	404

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
•
The expected timing and likelihood of the completion of the proposed sale of Dominion Energy’s noncontrolling interest in Cove Point, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such approvals;
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

Accounting Matters

As of June 30, 2023, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2023	2022	$ Change
(millions, except EPS)
Second Quarter
Net income (loss) attributable to Dominion Energy	$599	$(453)	$1,052
Diluted EPS	0.69	(0.58)	1.27
Year-To-Date
Net income attributable to Dominion Energy	$1,596	$258	$1,338
Diluted EPS	1.86	0.25	1.61

Overview

Second Quarter 2023 vs. 2022

Net income attributable to Dominion Energy increased $1.1 billion, primarily due to the absences of a loss associated with the sale of Kewaunee, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds and increased unrealized gains on economic hedging activities. These increases were partially offset by a decrease in sales to electric utility customers attributable to weather.

Year-To-Date 2023 vs. 2022

Net income attributable to Dominion Energy increased $1.3 billion, primarily due to the absences of a loss associated with the sale of Kewaunee, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds, increased unrealized gains on economic hedging activities and a decrease in storm damage and service restoration costs. These increases were partially offset by a charge associated with the impairment of a corporate office building and a decrease in sales to electric utility customers attributable to weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Operating revenue	$3,794	$3,596	$198	$9,046	$7,875	$1,171
Electric fuel and other energy-related purchases	939	730	209	1,961	1,408	553
Purchased electric capacity	15	16	(1)	23	29	(6)
Purchased gas	227	202	25	991	847	144
Other operations and maintenance	932	985	(53)	1,853	2,039	(186)
Depreciation, depletion and amortization	706	695	11	1,426	1,393	33
Other taxes	222	235	(13)	497	488	9
Impairment of assets and other charges	53	415	(362)	151	405	(254)
Losses (gains) on sales of assets	(22)	636	(658)	(23)	608	(631)
Earnings from equity method investees	90	83	7	170	163	7
Other income (expense)	325	(287)	612	609	(241)	850
Interest and related charges	430	47	383	1,016	221	795
Income tax expense (benefit)	121	(117)	238	342	119	223
Net income (loss) from discontinued operations including noncontrolling interests	13	(1)	14	8	18	(10)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2023 vs. 2022

Operating revenue increased 6%, primarily reflecting:

•
A $234 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($206 million) and gas utility customers ($28 million);
•
A $182 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($201 million); and
•
A $52 million increase in sales to electric utility retail customers associated with economic and other usage factors.

These increases were partially offset by:

•
A $91 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•
An $89 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days;
•
A $69 million decrease from unplanned outages ($60 million) and planned outages ($9 million) at Millstone; and
•
A $29 million decrease from the sale of Hope.

Electric fuel and other energy-related purchases increased 29%, primarily due to higher commodity costs for electric utilities ($206 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($26 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 12%, primarily due to a net increase in commodity costs for gas utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 5%, primarily due to a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($32 million), partially offset by an increase in outside services ($17 million).

Impairment of assets and other charges decreased 87%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($38 million), partially offset by a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million) and an impairment charge of certain nonregulated solar assets ($15 million).

Gains on sales of assets increased $658 million, primarily due to the absence of a loss associated with the sale of Kewaunee.

Other income increased $612 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased $383 million, primarily due to lower unrealized gains in 2023 compared to 2022 associated with freestanding derivatives ($239 million), higher interest rates on commercial paper and long-term debt ($60 million), increased commercial paper and long-term debt borrowings ($53 million) and higher interest rates on variable rate debt and cash flow interest rate swaps ($42 million).

Income tax expense increased $238 million, primarily due to higher pre-tax income ($309 million), partially offset by lower interim period allocation of investment tax credits ($20 million), excess deferred income tax amortization ($19 million) and decreased consolidated state deferred tax expense on pre-tax gains from nuclear decommissioning trusts and economic hedges ($18 million).

Year-To-Date 2023 vs. 2022

Operating revenue increased 15%, primarily reflecting:

•
A $755 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($876 million);
•
A $714 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($522 million) and gas utility customers ($192 million);
•
An $89 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $55 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $32 million increase following the approved base rate case for Questar Gas;
•
A $31 million increase from gas utility capital cost riders; and
•
A $24 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $206 million decrease in sales to electric utility retail customers, primarily due to a decrease in heating degree days during the heating season ($117 million) and a decrease in cooling degree days during the cooling season ($89 million);
•
A $128 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•
A $95 million decrease from the sale of Hope; and
•
A $69 million decrease from unplanned outages ($60 million) and planned outages ($9 million) at Millstone.

Electric fuel and other energy-related purchases increased 39%, primarily due to higher commodity costs for electric utilities ($522 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($54 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 17%, primarily due to a net increase in commodity costs for gas utilities ($192 million), which are offset in operating revenue and do not impact net income, partially offset by a decrease from the sale of Hope ($37 million).

Other operations and maintenance decreased 9%, primarily due to a decrease in storm damage and restoration costs in Virginia Power’s service territory ($111 million) and a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($103 million), partially offset by an increase in outside services ($36 million).

Impairment of assets and other charges decreased 63%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($39 million), partially offset by the impairment of a corporate office building ($91 million), a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million) and an impairment charge of certain nonregulated solar assets ($15 million).

Gains on sales of assets increased $631 million, primarily due to the absence of a loss associated with the sale of Kewaunee ($649 million) and a gain on the transfer of certain utility property in South Carolina ($20 million), partially offset by the absence of a gain on the contribution of certain privatization operations to Dominion Privatization ($23 million).

Other income increased $850 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased $795 million, primarily due to unrealized losses in 2023 compared to unrealized gains in 2022 associated with freestanding derivatives ($517 million), higher interest rates on commercial paper and long-term debt ($107 million), increased commercial paper and long-term debt borrowings ($98 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($88 million) and lower premiums received on interest rate derivatives ($24 million).

Income tax expense increased $223 million, primarily due to higher pre-tax income ($388 million), partially offset by the absence of a charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale ($90 million) and decreased consolidated state deferred tax expense on pre-tax gains from nuclear decommissioning trusts and economic hedges ($25 million).

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Net income	$332	$47	$285	$685	$404	$281

Overview

Second Quarter 2023 vs. 2022

Net income increased $285 million, primarily due to the absences of a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses as well as an increase in net investment earnings on nuclear decommissioning trust funds, partially offset by a decrease in sales to electric utility customers attributable to weather.

Year-To-Date 2023 vs. 2022

Net income increased 70%, primarily due to the absences of a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses as well as an increase in net investment earnings on nuclear decommissioning trust funds and a decrease in storm damage and service restoration costs, partially offset by a decrease in sales to electric utility customers attributable to weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Operating revenue	$2,251	$2,175	$76	$4,635	$4,342	$293
Electric fuel and other energy-related purchases	706	533	173	1,505	1,049	456
Purchased electric capacity	10	11	(1)	18	22	(4)
Other operations and maintenance	443	478	(35)	884	1,048	(164)
Depreciation and amortization	432	425	7	879	854	25
Other taxes	67	83	(16)	152	158	(6)
Impairment of assets and other charges	38	409	(371)	45	413	(368)
Other income (expense)	48	(44)	92	84	(40)	124
Interest and related charges	182	145	37	363	293	70
Income tax expense	89	—	89	188	61	127

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2023 vs. 2022

Operating revenue increased 3%, primarily reflecting:

•
A $169 million increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers; and
•
A $54 million increase in sales to electric utility retail customers associated with economic and other usage factors.

These increases were partially offset by:

•
A $77 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges; and
•
A $55 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days.

Electric fuel and other energy-related purchases increased 32%, primarily due to higher commodity costs for electric utilities ($169 million) and an increase in the use of purchased renewable energy credits ($26 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 7%, primarily due to a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($32 million) and a decrease in bad debt expense ($10 million), partially offset by an increase in outside services ($13 million).

Other taxes decreased 19%, primarily due to lower property taxes.

Impairment of assets and other charges decreased 91%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities ($38 million), partially offset by a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Other income increased $92 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 26%, primarily due to increased commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($39 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($11 million).

Income tax expense increased $89 million, primarily due to higher pre-tax income.

Year-To-Date 2023 vs. 2022

Operating revenue increased 7%, primarily reflecting:

•
A $418 million increase in fuel-related revenue as a result of a net increase in commodity costs associated with sales to electric utility retail customers;
•
A $89 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $55 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders; and
•
A $12 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $146 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($91 million) and a decrease in cooling degree days during the cooling season ($55 million); and
•
A $105 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges.

Electric fuel and other energy-related purchases increased 43%, primarily due to higher commodity costs for electric utilities ($418 million) and an increase in the use of purchased renewable energy credits ($54 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 16%, primarily due to a decrease in storm damage and restoration costs ($111 million) and a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($103 million), partially offset by an increase in outside services ($29 million) and an increase in salaries, wages and benefits and administrative costs ($18 million).

Impairment of assets and other charges decreased 89%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities ($39 million), partially offset by a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Other income increased $124 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 24%, primarily due to increased commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($72 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($22 million), partially offset by decreased interest expense associated with rider deferrals ($19 million).

Income tax expense increased $127 million, primarily due to higher pre-tax income ($101 million) and lower investment tax credits ($31 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2023	2022	$ Change	2023	2022	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$391	$440	$(49)	$0.47	$0.54	$(0.07)
Gas Distribution	103	125	(22)	0.12	0.15	(0.03)
Dominion Energy South Carolina	68	124	(56)	0.08	0.15	(0.07)
Contracted Assets	11	20	(9)	0.01	0.02	(0.01)
Corporate and Other	26	(1,162)	1,188	0.01	(1.44)	1.45
Consolidated	$599	$(453)	$1,052	$0.69	$(0.58)	$1.27

Year-To-Date
Dominion Energy Virginia	$777	$958	$(181)	$0.93	$1.18	$(0.25)
Gas Distribution	381	419	(38)	0.46	0.51	(0.05)
Dominion Energy South Carolina	159	233	(74)	0.19	0.29	(0.10)
Contracted Assets	167	121	46	0.20	0.15	0.05
Corporate and Other	112	(1,473)	1,585	0.08	(1.88)	1.96
Consolidated	$1,596	$258	$1,338	$1.86	$0.25	$1.61

(1) Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity delivered (million MWh)	21.8	20.7	5%	43.5	43.0	1%
Electricity supplied (million MWh):
Utility	20.7	20.8	—	42.5	43.1	(1)
Non-Jurisdictional	0.6	0.5	20	0.9	0.8	13
Degree days (electric distribution and utility service area):
Cooling	358	502	(29)	361	513	(30)
Heating	204	297	(31)	1,675	2,192	(24)
Average electric distribution customer accounts (thousands)	2,746	2,720	1	2,743	2,718	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(42)	$(0.05)	$(109)	$(0.13)
Customer usage and other factors	42	0.05	75	0.09
Customer-elected rate impacts	(57)	(0.07)	(78)	(0.10)
Rider equity return	17	0.02	49	0.06
Storm damage and restoration costs	5	0.01	13	0.02
Depreciation and amortization	(6)	(0.01)	(12)	(0.01)
Renewable energy investment tax credits	4	—	(53)	(0.07)
Interest expense, net	(10)	(0.01)	(23)	(0.03)
Other	(2)	—	(43)	(0.06)
Share dilution	—	(0.01)	—	(0.02)
Change in net income contribution	$(49)	$(0.07)	$(181)	$(0.25)

Gas Distribution

Presented below are selected operating statistics related to Gas Distribution’s operations:

	Second Quarter			Year-To-Date
	2023	2022(1)	% Change	2023	2022(1)	% Change
Gas distribution throughput (bcf):
Sales	27	26	4%	111	115	(3%)
Transportation	193	217	(11)	465	518	(10)
Heating degree days (gas distribution service area):
North Carolina	189	189	—	1,377	1,772	(22)
Ohio and West Virginia(1)	658	622	6	3,055	3,534	(14)
Utah, Wyoming and Idaho	499	662	(25)	3,154	3,140	—
Average gas distribution customer accounts (thousands):
Sales	1,899	1,971	(4)	1,898	1,967	(4)
Transportation	1,138	1,136	—	1,137	1,137	—
(1)
Includes Hope in 2022.

Presented below, on an after-tax basis, are the key factors impacting Gas Distribution’s net income contribution:

	Second Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$—	$—	$(4)	$—
Customer usage and other factors	2	—	9	0.01
Base rate case impacts	9	0.01	25	0.03
Rider equity return	6	0.01	9	0.01
Wexpro cost saving sharing incentives	(7)	(0.01)	(4)	—
Sale of Hope	(3)	—	(22)	(0.03)
Depreciation and amortization	(6)	(0.01)	(11)	(0.01)
Interest expense, net	(13)	(0.02)	(25)	(0.03)
Other	(10)	(0.01)	(15)	(0.02)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(22)	$(0.03)	$(38)	$(0.05)

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity delivered (million MWh)	5.2	5.9	(12%)	10.2	11.1	(8%)
Electricity supplied (million MWh)	5.5	6.2	(11)	10.7	11.7	(9)
Degree days (electric distribution service areas):
Cooling	113	253	(55)	114	253	(55)
Heating	25	33	(24)	484	783	(38)
Gas distribution throughput (bcf):
Sales	16	15	7	33	35	(6)
Average distribution customer accounts (thousands):
Electric	789	776	2	786	774	2
Gas	441	425	4	439	424	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(26)	$(0.03)	$(45)	$(0.06)
Customer usage and other factors	3	—	10	0.01
Customer-elected rate impacts	(11)	(0.01)	(18)	(0.02)
Base rate case & Natural Gas Rate Stabilization Act impacts	1	—	6	0.01
Capital cost rider	(2)	—	(4)	—
Gains on sales of property	(12)	(0.01)	(12)	(0.01)
Depreciation and amortization	(4)	—	(7)	(0.01)
Interest expense, net	(8)	(0.01)	(14)	(0.02)
Other	3	(0.01)	10	0.01
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(56)	$(0.07)	$(74)	$(0.10)

Contracted Assets

Presented below are selected operating statistics related to Contracted Asset’s operations:

	Second Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity supplied (million MWh)	2.4	3.4	(29%)	7.0	8.0	(13)%

Presented below, on an after-tax basis, are the key factors impacting Contracted Asset’s net income contribution:

	Second Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin(1)	$(11)	$(0.01)	$38	$0.05
Planned outage costs(2)	3	—	6	0.01
Unplanned outage costs(2)	(3)	—	(2)	—
Depreciation and amortization	6	0.01	11	0.01
Interest expense, net	(2)	—	(7)	(0.01)
Other	(2)	(0.01)	—	—
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(9)	$(0.01)	$46	$0.05
(1)
Includes earnings associated with a 50% noncontrolling interest in Cove Point.
(2)
Excludes earnings impact from lower energy margins associated with a Millstone outage.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$92	$(1,254)	$1,346	$364	$(1,523)	$1,887
Specific items attributable to Corporate and Other segment	39	143	(104)	(85)	123	(208)
Total specific items	131	(1,111)	1,242	279	(1,400)	1,679
Other corporate operations:
Interest expense, net	(133)	(82)	(51)	(253)	(161)	(92)
Other	28	31	(3)	86	88	(2)
Total other corporate operations	(105)	(51)	(54)	(167)	(73)	(94)
Total net income (expense)	$26	$(1,162)	$1,188	$112	$(1,473)	$1,585
EPS impact	$0.01	$(1.44)	$1.45	$0.08	$(1.88)	$1.96
Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2023, this primarily included a $36 million after-tax gain for derivative mark-to-market changes. For the six months ended June 30, 2023, this primarily included a $68 million after-tax charge associated with the impairment of a corporate office building.

For the three months ended June 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $188 million after-tax benefit for derivative mark-to-market changes. For the six months ended June 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included a $240 million after-tax benefit for derivative mark-to-market changes, a $90 million charge to reflect the recognition of deferred taxes on the outside basis of Hope’s stock upon meeting the classification as held for sale and $18 million net income from discontinued operations, primarily associated with the Q-Pipe Group.

Outlook

As of June 30, 2023, there have been no material changes to Dominion Energy’s 2023 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. As discussed in Future Issues and Other Matters, legislation enacted in Virginia in April 2023 is expected to decrease Dominion Energy’s 2023 net income for riders combined into base rates effective July 2023.

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

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2023	2022
(millions)
Cash, restricted cash and equivalents at January 1	$341	$408
Cash flows provided by (used in):
Operating activities	3,194	1,361
Investing activities	(5,014)	(5,148)
Financing activities	1,794	3,786
Net increase (decrease) in cash, restricted cash and equivalents	(26)	(1)
Cash, restricted cash and equivalents at June 30	$315	$407

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities increased $1.8 billion, primarily due to higher deferred fuel and purchased gas cost recoveries ($1.3 billion), lower margin deposits ($602 million), a decrease in refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($282 million), partially offset by an increase in interest payments driven by higher interest rates and borrowings ($300 million) and changes in working capital ($147 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $134 million, primarily due to the absence of an issuance of a short-term deposit ($2.0 billion) and lower acquisitions of solar development projects ($109 million), substantially offset by an increase in plant construction and other property additions ($1.6 billion), a decrease in proceeds from the sale of assets and equity method investments ($135 million) and the absence of withdrawals from Kewaunee's nuclear decommissioning trust ($80 million).

Financing Cash Flows

Net cash provided by Dominion Energy's financing activities decreased $2.0 billion primarily due to a $2.9 billion decrease due to net repayments of long-term debt in 2023 versus net issuances in 2022, the absence of the settlement of the stock purchase contract component of the 2019 Equity Units in 2022 ($1.6 billion) and a decrease in supplemental credit facility borrowings ($450 million), partially offset by the issuance of 364-day term loan facility borrowings ($2.5 billion) and higher net issuances of short-term debt ($387 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the six months ended June 30, 2023.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At June 30, 2023, Dominion Energy had $1.8 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2023, Dominion Energy’s Consolidated Balance Sheets include $403 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bear interest at a variable rate and will mature in July 2024 with the proceeds to be used to repay existing long-term debt and/or short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy is permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity will cease to be available to Dominion Energy. The agreements contain certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a $900 million Sustainability Revolving Credit Agreement which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. At June 30, 2023, Dominion Energy had $450 million borrowed to support environmental sustainability and social investment initiatives.

Issuances and Borrowings of Long-Term Debt

During the six months ended June 30, 2023, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

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

The following long-term debt was repaid, repurchased or redeemed during the six months ended June 30, 2023:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2023		Multiple	$1,787	various
Early redemptions
None
Total repayments, repurchases and redemptions			$1,787
(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

As discussed in Note 10 to the Consolidated Financial Statements in this report, DECP Holding's term loan secured by its noncontrolling interest in Cove Point is required to be repaid in connection with closing of Dominion Energy's July 2023 agreement with BHE for the sale of its 50% noncontrolling limited partnership interest in Cove Point, which is expected to occur by the end of 2023.

Remarketing of Long-Term Debt

In June 2023, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $160 million to new investors. All three bonds will bear interest at a coupon of 3.65% until October 2027, after which they will bear interest at a market rate to be determined at that time. Dominion Energy does not expect to remarket any other long-term debt in 2023.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the ratings agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. In April 2023, Standard & Poor’s affirmed its credit ratings but revised its outlook for Dominion Energy from stable to negative. Dominion Energy cannot predict the potential impact the negative outlook at Standard & Poor’s could have on its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer debt securities. There have been no other changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2023, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. During the six months ended June 30, 2023, Dominion Energy issued $85 million of stock through these programs. Dominion Energy's at-the-market program expired in June 2023. See Note 16 to the Consolidated Financial Statements in this report for additional information.

As the comprehensive business review announced in November 2022 is still in progress, Dominion Energy is uncertain as to the amount of common stock that it anticipates issuing in 2023. However, Dominion Energy anticipates raising similar amounts of capital through Dominion Energy Direct® in 2023 compared to 2022 and 2021. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

As of June 30, 2023, there have been no material changes to the Board of Directors authorization to repurchase Dominion Energy stock, or the remaining available capacity under this authorization, disclosed in the Repurchases of Equity Securities section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Dominion Energy has not repurchased through June 30 and does not plan to repurchase in the remainder of 2023 any shares of its common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of June 30, 2023, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of June 30, 2023, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Collateral and Credit Risk

As of June 30, 2023, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at June 30, 2023 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$166	$—	$166
Non-investment grade(2)	2	—	2
No external ratings:
Internally rated—investment grade(3)	15	2	13
Internally rated—non-investment grade(4)	28	1	27
Total(5)	$211	$3	$208

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

Other Material Cash Requirements

As of June 30, 2023, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Such obligations include:

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

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. In April 2023, the legislative process in Virginia was substantially completed resulting in new legislation which will shift $350 million of annual revenue requirement for costs currently recovered through riders into base rates effective July 2023, eliminate the ability of Virginia Power to utilize CCROs and adjust the parameters for determining an authorized ROE and revenue sharing. In addition, new legislation allows Virginia Power to apply for the securitization of certain deferred fuel costs as well as seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In July 2023, Dominion Energy entered an agreement to sell its 50% noncontrolling limited partner interest in Cove Point to BHE as discussed in Note 10 to the Consolidated Financial Statements in this report. As part of the on-going business review, Dominion Energy may consider additional divestiture of all or a portion of certain operations. While the ultimate impacts cannot be estimated until the review is completed, which is expected to occur in the third quarter of 2023, implementation of recommendations resulting from the business review could have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows.

Virginia Legislation

The 2023 General Assembly session in Virginia included several proposals, including those ultimately enacted into law, related to Virginia Power’s retail base rates and other cost recovery mechanisms. In April 2023, legislation was enacted that amended several key provisions of the Regulation Act, as previously amended by the GTSA. The new legislation will shift $350 million of annual revenue requirement for costs currently recovered under riders into base rates effective July 2023, eliminate the ability of Virginia Power to utilize CCROs and adjust the parameters for determining an authorized ROE and revenue sharing. In addition, this legislation reestablishes biennial base rate reviews, sets a target capitalization ratio and permits Virginia Power to apply for the securitization of certain deferred fuel costs. See Note 13 to the Consolidated Financial Statements for additional information. In March 2023, legislation was enacted that permits Virginia Power to seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In addition, in May 2023 legislation was enacted that amended certain portions of the VCEA, which qualifies generation produced by Virginia Power’s biomass electric generating stations as renewable energy and eliminates the mandated retirement by the end of 2028 of such facilities. While Dominion Energy is unable to estimate the ultimate financial statement impacts related to the newly enacted legislation, it expects there could be a material impact to its results of operations, financial condition and/or cash flows.

Future Environmental Regulations

In March 2023, the EPA released a proposed rule to further revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Also in March 2023, the EPA released its first proposed rule to establish national drinking water standards for PFAS. Dominion Energy anticipates that the EPA will release additional rulemakings as part of an overall strategy to identify and mitigate PFAS exposure. In April 2023, the EPA released a proposal to tighten aspects of the Mercury and Air Toxics Standards, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. In May 2023, the EPA proposed a package of rules designed to reduce CO2 emissions from certain fossil fuel-fired electric generating units. The proposal sets standards of performance and emission guidelines for CO2 emissions from new gas-fired combustion turbines and modified coal-fired steam generating units. The proposed rulemaking package also proposes emission guidelines, including presumptive emission limits, for existing coal, oil and gas-fired steam generating units and certain gas-fired combustion turbines. Also in May 2023, the EPA released a proposed rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Until the EPA ultimately takes final action on these rulemakings, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on Dominion Energy’s financial condition and cash flows.

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

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022 and May 2023) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $625 million, to fund the estimated project costs. The project is expected to be completed in late 2024 or early 2025. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. See Note 14 to the Consolidated Financial Statements in this report for additional information.

Southeast Energy Exchange Market

In July 2023, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain of FERC’s previous orders authorizing the SEEM market, including the tariff amendments to provide transmission service for transactions in SEEM. Dominion Energy is evaluating this ruling and currently cannot estimate the potential financial statement impacts.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $98 million and $52 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of June 30, 2023 and December 31, 2022, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $45 million and $25 million in the fair value of Virginia Power’s commodity-based derivative instruments as of June 30, 2023 and December 31, 2022, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $64 million and $37 million decrease in earnings at June 30, 2023 and December 31, 2022, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $20 million and $14 million decrease in earnings at June 30, 2023 or December 31, 2022, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of June 30, 2023, Dominion Energy and Virginia Power had $12.3 billion and $2.9 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $253 million and $121 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at June 30, 2023. As of December 31, 2022, Dominion Energy and Virginia Power had $12.7 billion and $3.6 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical

10% decrease in market interest rates would have resulted in a decrease of $274 million and $156 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2022.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of June 30, 2023 and December 31, 2022, Dominion Energy had €2.6 billion and €2.9 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $251 million and $284 million in the fair value of Dominion Energy’s foreign currency swaps at June 30, 2023 and December 31, 2022, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $562 million for the six months ended June 30, 2023, and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $981 million and $888 million for the six months ended June 30, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $39 million for the six months ended June 30, 2023, and a net decrease in unrealized gains on debt investments of $191 million and $196 million for six months ended June 30, 2022 and the year ended December 31, 2022, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $283 million for the six months ended June 30, 2023, and net investment losses (including investment income) on nuclear decommissioning trust investments of $468 million and $426 million for the six months ended June 30, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $24 million for the six months ended June 30, 2023, and a net decrease in unrealized gains on debt investments of $106 million for both the six months ended June 30, 2022 and the year ended December 31, 2022, respectively.

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

In the second quarter of 2023, Virginia Power transitioned to a new customer engagement and billing system. Throughout this system implementation, Dominion Energy and Virginia Power appropriately considered internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
4/1/23 - 4/30/23	—	$—	—	$ 0.92 billion
5/1/23 - 5/31/23	306	63.10	—	0.92 billion
6/1/23 - 6/30/23	1,366	49.02	—	0.92 billion
Total	1,672	$51.60	—	$ 0.92 billion

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

ITEM 5. OTHER INFORMATION

During the last fiscal quarter, none of the Companies’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 10, 2023 (Exhibit 3.1, Form 8-K filed May 11, 2023, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

10.1

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (Exhibit 10.1, Form 10-Q filed November 5, 2021, File No. 1-8489), as amended May 10, 2023 (filed herewith).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 4, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 4, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer