Form 10-Q
period 2023-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2023-11-08
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At November 2, 2023, the latest practicable date for determination, Dominion Energy, Inc. had 836,796,771 shares of common stock outstanding and Virginia Electric and Power Company had 314,178 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

CAA	Clean Air Act
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEO	Chief Executive Officer
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFIUS	The Committee on Foreign Investment in the U.S.
CFO	Chief Financial Officer
CO2	Carbon dioxide

Colonial Trail West	A 142 MW utility-scale solar power station located in Surry County, Virginia
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment, formerly known as the Contracted Assets operating segment
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
East Ohio Transaction

The proposed sale by Dominion Energy to Enbridge of all issued and outstanding capital stock in Dominion Energy Questar Corporation and its consolidated subsidiaries, which following a proposed reorganization will include East Ohio and Dominion Energy Gas Distribution, LLC, pursuant to a purchase and sale agreement entered into on September 5, 2023

Enbridge

The legal entity, Enbridge Inc., one or more of its consolidated subsidiaries (including Enbridge Elephant Holdings, LLC, Enbridge Parrot Holdings, LLC, and Enbridge Quail Holdings, LLC), or the entirety of Enbridge Inc. and its consolidated subsidiaries

EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gas Distribution	Gas Distribution operating segment
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Greensville County	A 1,629 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
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
PSNC Transaction

The proposed sale by Dominion Energy to Enbridge of all of its membership interests in Fall North Carolina Holdco LLC and its consolidated subsidiaries, which following a proposed reorganization will include PSNC, pursuant to a purchase and sale agreement entered into on September 5, 2023

Q-Pipe Group

Collectively, Dominion Energy Questar Pipeline, DEQPS and MountainWest Energy Holding Company, LLC (formerly known as QPC Holding Company, LLC and its subsidiary MountainWest Southern Trails Pipeline Company (formerly known as Questar Southern Trails Pipeline Company))

Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
Questar Gas Transaction

The proposed sale by Dominion Energy to Enbridge of all of its membership interests in Fall West Holdco LLC and its consolidated subsidiaries, which following a proposed reorganization will include Questar Gas, Wexpro, Wexpro II Company, Wexpro Development Company, Dominion Energy Wexpro Services Company, Questar InfoComm Inc. and Dominion Gas Projects Company, LLC, pursuant to a purchase and sale agreement entered into on September 5, 2023

Regulation Act

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

A rate adjustment clause associated with the recovery of costs related to certain capital projects at Virginia Power's electric generating stations to comply with federal and state environmental laws and regulations

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

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider RBB	A rate adjustment clause associated with the recovery of costs related to installation of broadband capacity in certain unserved rural areas
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
Rider RPS	A rate adjustment clause associated with the recovery of costs related to the mandatory renewable portfolio standard program established by the VCEA
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
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

Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina

Southwest Gas	The legal entity, Southwest Gas Holdings, Inc., one or more of its consolidated subsidiaries, or the entirety of Southwest Gas Holdings, Inc. and its consolidated subsidiaries
Spring Grove 1	A 98 MW utility-scale solar power station located in Surry County, Virginia
Spruce Power	The legal entity, Spruce Power Holding Corporation, one or more of its consolidated subsidiaries, or the entirety of Spruce Power Holding Corporation and its consolidated subsidiaries
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
Summer	V.C. Summer nuclear power station
Surry	Surry nuclear power station
UEX	Uncollectible Expense Rider deployed by East Ohio
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(millions, except per share amounts)
Operating Revenue	$3,810	$3,963	$10,859	$10,135
Operating Expenses
Electric fuel and other energy-related purchases	1,049	1,217	3,010	2,625
Purchased electric capacity	19	16	42	45
Purchased gas	40	91	212	331
Other operations and maintenance	848	849	2,365	2,589
Depreciation, depletion and amortization	663	630	1,884	1,832
Other taxes	162	172	517	531
Impairment of assets and other charges (benefits)	(6)	20	136	425
Losses (gains) on sales of assets	—	(27)	(23)	581
Total operating expenses	2,775	2,968	8,143	8,959
Income from operations	1,035	995	2,716	1,176
Other income (expense)	56	61	646	(181)
Interest and related charges	192	360	1,066	673
Income from continuing operations including noncontrolling interests before income tax expense	899	696	2,296	322
Income tax expense	182	70	432	61
Net Income From Continuing Operations	717	626	1,864	261
Net Income (Loss) From Discontinued Operations(1)	(554)	152	(105)	775
Net Income Including Noncontrolling Interests	163	778	1,759	1,036
Noncontrolling Interests	—	—	—	—
Net Income Attributable to Dominion Energy	$163	$778	$1,759	$1,036
Amounts attributable to Dominion Energy
Net income from continuing operations	$717	$626	$1,864	$261
Net income (loss) from discontinued operations	(554)	152	(105)	775
Net income attributable to Dominion Energy	$163	$778	$1,759	$1,036
EPS - Basic
Net income from continuing operations	$0.83	$0.73	$2.16	$0.23
Net income (loss) from discontinued operations	(0.66)	0.18	(0.13)	0.95
Net income attributable to Dominion Energy	$0.17	$0.91	$2.03	$1.18
EPS - Diluted
Net income from continuing operations	$0.83	$0.73	$2.16	$0.23
Net income (loss) from discontinued operations	(0.66)	0.18	(0.13)	0.94
Net income attributable to Dominion Energy	$0.17	$0.91	$2.03	$1.17

(1)
Includes income tax expense of $1.2 billion and $53 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $185 million for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(millions)
Net income including noncontrolling interests	$163	$778	$1,759	$1,036
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	19	10	16	64
Changes in unrealized net gains (losses) on investment securities(2)	(22)	(27)	(6)	(116)
Changes in net unrecognized pension and other postretirement benefit costs(3)	—	—	—	30
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	8	12	24	33
Net realized (gains) losses on investment securities(5)	2	1	1	13
Net pension and other postretirement benefit costs (credits)(6)	(8)	26	(31)	59
Net earnings from equity method investees(7)	3	—	3	—
Changes in other comprehensive income from equity method investees(8)	(1)	—	—	1
Total other comprehensive income	1	22	7	84
Comprehensive income including noncontrolling interests	164	800	1,766	1,120
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Dominion Energy	$164	$800	$1,766	$1,120

(1) Net of $(6) million and $(4) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $(5) million and $(22) million tax for the nine months ended September 30, 2023 and 2022, respectively.

(2) Net of $6 million and $9 million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $2 million and $37 million tax for the nine months ended September 30, 2023 and 2022, respectively.

(3) Net of $— million and $— million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $— million and $(8) million tax for the nine months ended September 30, 2023 and 2022, respectively.

(4) Net of $(3) million and $(4) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $(8) million and $(11) million tax for the nine months ended September 30, 2023 and 2022, respectively.

(5) Net of $— million and $(1) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $— million and $(5) million tax for the nine months ended September 30, 2023 and 2022, respectively.

(6) Net of $7 million and $(9) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $15 million and $(21) million tax for the nine months ended September 30, 2023 and 2022, respectively.

(7) Net of $(1) million and $— million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $(1) million and $— million tax for the nine months ended September 30, 2023 and 2022, respectively.

(8) Net of $— million and $— million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$137	$120
Customer receivables (less allowance for doubtful accounts of $37 and $27)	2,266	2,157
Other receivables (less allowance for doubtful accounts of $1 and $2)	294	383
Inventories	1,633	1,528
Derivative assets	221	1,019
Margin deposit assets	161	480
Regulatory assets	1,484	1,883
Other	437	504
Current assets held for sale	18,046	1,776
Total current assets	24,679	9,850
Investments
Nuclear decommissioning trust funds	6,345	5,957
Investment in equity method affiliates	301	295
Other	326	325
Total investments	6,972	6,577
Property, Plant and Equipment
Property, plant and equipment	80,652	75,178
Accumulated depreciation, depletion and amortization	(24,491)	(23,352)
Total property, plant and equipment, net	56,161	51,826
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets	8,266	8,265
Other	5,722	4,780
Total deferred charges and other assets	18,131	17,188
Noncurrent assets held for sale	—	18,802
Total assets	$105,943	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date and recast for certain events as discussed in Note 1.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Securities due within one year	$4,147	$3,337
Supplemental credit facility borrowings	900	—
Short-term debt	3,785	3,423
Accounts payable	756	1,165
Accrued interest, payroll and taxes	1,168	910
Derivative liabilities	457	772
Regulatory liabilities	434	748
Other(2)	1,655	1,697
Current liabilities held for sale	8,331	1,398
Total current liabilities	21,633	13,450
Long-Term Debt
Long-term debt	32,145	32,515
Junior subordinated notes	688	1,387
Supplemental credit facility borrowings	—	450
Other	224	232
Total long-term debt	33,057	34,584
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,834	5,397
Regulatory liabilities	8,736	8,417
Other	7,655	6,963
Total deferred credits and other liabilities	23,225	20,777
Noncurrent liabilities held for sale	—	7,551
Total liabilities	77,915	76,362
Commitments and Contingencies (see Note 17)
Shareholders' Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(3)	23,720	23,605
Retained earnings	4,090	4,065
Accumulated other comprehensive loss	(1,565)	(1,572)
Shareholders' equity	28,028	27,881
Noncontrolling interests	—	—
Total shareholders' equity	28,028	27,881
Total liabilities and shareholders' equity	$105,943	$104,243

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date and recast for certain events as discussed in Note 1.

(2) See Note 10 for amounts attributable to related parties.

(3) 1.8 billion shares authorized; 837 million and 835 million shares outstanding at September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2022	2	$1,783	832	$23,427	$4,483	$(1,396)	$28,297	$—	$28,297
Net income including noncontrolling interests					778		778	—	778
Issuance of stock			1	44			44		44
Stock awards (net of change in unearned compensation)				9			9		9
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(557)		(557)	—	(557)
Other comprehensive income, net of tax						22	22		22
September 30, 2022	2	$1,783	833	$23,480	$4,684	$(1,374)	$28,573	$—	$28,573

June 30, 2023	2	$1,783	837	$23,704	$4,507	$(1,566)	$28,428	$—	$28,428
Net income including noncontrolling interests					163		163	—	163
Issuance of stock			—	6			6		6
Stock awards (net of change in unearned compensation)				10			10		10
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(559)		(559)	—	(559)
Other comprehensive income, net of tax						1	1		1
Other					(1)		(1)		(1)
September 30, 2023	2	$1,783	837	$23,720	$4,090	$(1,565)	$28,028	$—	$28,028

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2021	2	$1,783	810	$21,610	$5,373	$(1,458)	$27,308	$—	$27,308
Net income including noncontrolling interests					1,036		1,036	—	1,036
Issuance of stock			23	1,847			1,847		1,847
Stock awards (net of change in unearned compensation)				23			23		23
Preferred stock dividends (see Note 16)					(72)		(72)		(72)
Common stock dividends ($2.0025 per common share) and distributions					(1,653)		(1,653)	—	(1,653)
Other comprehensive income, net of tax						84	84		84
September 30, 2022	2	$1,783	833	$23,480	$4,684	$(1,374)	$28,573	$—	$28,573

December 31, 2022	2	$1,783	835	$23,605	$4,065	$(1,572)	$27,881	$—	$27,881
Net income including noncontrolling interests					1,759		1,759	—	1,759
Issuance of stock			2	91			91		91
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (see Note 16)					(60)		(60)		(60)
Common stock dividends ($2.0025 per common share) and distributions					(1,674)		(1,674)	—	(1,674)
Other comprehensive income, net of tax						7	7		7
September 30, 2023	2	$1,783	837	$23,720	$4,090	$(1,565)	$28,028	$—	$28,028

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2023	2022
(millions)
Operating Activities
Net income including noncontrolling interests	$1,759	$1,036
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,360	2,334
Deferred income taxes and investment tax credits	1,379	269
Impairment of assets and other charges	169	394
Losses (gains) on sales of assets and equity method investments (including Cove Point)	(657)	601
Net (gains) losses on nuclear decommissioning trust funds and other investments	(228)	658
Other adjustments	106	(85)
Changes in:
Accounts receivable	516	(56)
Inventories	(148)	(206)
Deferred fuel and purchased gas costs, net	635	(1,525)
Prepayments	45	(103)
Accounts payable	(812)	(54)
Accrued interest, payroll and taxes	208	28
Margin deposit assets and liabilities	318	(152)
Net realized and unrealized changes related to derivative activities	180	114
Pension and other postretirement benefits	(357)	(344)
Other operating assets and liabilities	(287)	(238)
Net cash provided by operating activities	5,186	2,671
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(7,166)	(5,251)
Acquisition of solar development projects	(14)	(139)
Proceeds from sale of noncontrolling interest in Cove Point	3,293	—
Proceeds from sale of Hope	—	722
Proceeds from sales of securities	2,007	2,686
Purchases of securities	(2,182)	(2,479)
Proceeds from sale of assets and equity method investments	32	146
Contributions to equity method affiliates	(79)	(34)
Short-term deposit	—	(2,000)
Return of short-term deposit	—	2,000
Other	18	(170)
Net cash used in investing activities	(4,091)	(4,519)
Financing Activities
Issuance of short-term debt, net	362	629
364-day term loan facility borrowings	3,475	—
Repayment of 364-day term loan facility borrowings	(750)	—
Issuance and remarketing of long-term debt	2,660	3,588
Repayment and repurchase of long-term debt	(5,673)	(1,213)
Supplemental credit facility borrowings	900	900
Repayment of supplemental credit facility borrowings	(450)	(450)
Series A Preferred Stock redemption	—	(1,610)
Issuance of common stock	91	1,744
Common dividend payments	(1,674)	(1,653)
Other	(130)	(155)
Net cash provided by (used in) financing activities	(1,189)	1,780
Decrease in cash, restricted cash and equivalents	(94)	(68)
Cash, restricted cash and equivalents at beginning of period	341	408
Cash, restricted cash and equivalents at end of period	$247	$340

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(millions)
Operating Revenue(1)	$2,645	$2,875	$7,280	$7,217
Operating Expenses
Electric fuel and other energy-related purchases(1)	736	981	2,241	2,030
Purchased electric capacity	15	11	33	33
Other operations and maintenance:
Affiliated suppliers	98	81	290	256
Other	434	450	1,126	1,323
Depreciation and amortization	488	451	1,367	1,305
Other taxes	71	80	223	238
Impairment of assets and other charges (benefits)	(15)	19	30	432
Total operating expenses	1,827	2,073	5,310	5,617
Income from operations	818	802	1,970	1,600
Other income (expense)	(1)	3	83	(37)
Interest and related charges(1)	215	168	578	461
Income before income tax expense	602	637	1,475	1,102
Income tax expense	129	66	317	127
Net Income	$473	$571	$1,158	$975

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(millions)
Net income	$473	$571	$1,158	$975
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	18	13	15	57
Changes in unrealized net gains (losses) on investment securities(2)	(3)	(4)	—	(14)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	—	—	1
Net realized (gains) losses on investment securities(4)	—	—	—	(1)
Total other comprehensive income (loss)	15	9	15	43
Comprehensive income	$488	$580	$1,173	$1,018

(1)
Net of $(7) million and $(5) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $(6) million and $(20) million tax for the nine months ended September 30, 2023 and 2022, respectively.
(2)
Net of $— million and $— million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $— million and $4 million tax for the nine months ended September 30, 2023 and 2022, respectively.
(3)
Net of $(1) million and $(1) million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $(1) million and $(1) million tax for the nine months ended September 30, 2023 and 2022, respectively.
(4)
Net of $— million and $— million tax for the three months ended September 30, 2023 and 2022, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$37	$22
Customer receivables (less allowance for doubtful accounts of $30 and $21)	1,743	1,578
Other receivables (less allowance for doubtful accounts of $1 and $2)	169	204
Affiliated receivables	72	7
Inventories (average cost method)	1,019	924
Margin deposit assets	24	310
Derivative assets(2)	55	765
Regulatory assets	921	1,140
Other	109	52
Total current assets	4,149	5,002
Investments
Nuclear decommissioning trust funds	3,400	3,202
Other	3	3
Total investments	3,403	3,205
Property, Plant and Equipment
Property, plant and equipment	59,124	54,697
Accumulated depreciation and amortization	(17,079)	(16,218)
Total property, plant and equipment, net	42,045	38,479
Deferred Charges and Other Assets
Regulatory assets	4,369	4,247
Other(2)	2,896	2,261
Total deferred charges and other assets	7,265	6,508
Total assets	$56,862	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2023	December 31, 2022(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$380	$1,164
Short-term debt	942	941
Accounts payable	508	600
Payables to affiliates	95	255
Affiliated current borrowings	1,794	2,024
Accrued interest, payroll and taxes	438	270
Regulatory liabilities	226	506
Derivative liabilities(2)	310	298
Other	1,213	1,176
Total current liabilities	5,906	7,234
Long-Term Debt
Long-term debt	17,041	14,916
Other	69	65
Total long-term debt	17,110	14,981
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,952	3,452
Regulatory liabilities	5,973	5,499
Other(2)	5,503	4,783
Total deferred credits and other liabilities	15,428	13,734
Total liabilities	38,444	35,949
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(3)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	11,543	10,385
Accumulated other comprehensive income	24	9
Total common shareholder’s equity	18,418	17,245
Total liabilities and shareholder’s equity	$56,862	$53,194

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2022 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
500,000 shares authorized; 274,723 shares outstanding at September 30, 2023 and December 31, 2022.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2022	275	$5,738	$1,113	$9,574	$(7)	$16,418
Net income				571		571
Other comprehensive income, net of tax					9	9
September 30, 2022	275	$5,738	$1,113	$10,145	$2	$16,998

June 30, 2023	275	$5,738	$1,113	$11,070	$9	$17,930
Net income				473		473
Other comprehensive income, net of tax					15	15
September 30, 2023	275	$5,738	$1,113	$11,543	$24	$18,418

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2021	275	$5,738	$1,113	$9,170	$(41)	$15,980
Net income				975		975
Other comprehensive income, net of tax					43	43
September 30, 2022	275	$5,738	$1,113	$10,145	$2	$16,998

December 31, 2022	275	$5,738	$1,113	$10,385	$9	$17,245
Net income				1,158		1,158
Other comprehensive income, net of tax					15	15
September 30, 2023	275	$5,738	$1,113	$11,543	$24	$18,418

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2023	2022
(millions)
Operating Activities
Net income	$1,158	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,486	1,428
Deferred income taxes and investment tax credits	449	183
Impairment of assets and other charges	44	403
Net (gains) losses on nuclear decommissioning trust funds and other investments	(31)	89
Other adjustments	15	(46)
Changes in:
Accounts receivable	(41)	(351)
Affiliated receivables and payables	(225)	1
Inventories	(98)	(34)
Prepayments	(32)	(4)
Deferred fuel expenses, net	487	(1,207)
Accounts payable	(80)	90
Accrued interest, payroll and taxes	168	134
Margin deposit assets and liabilities	286	(331)
Net realized and unrealized changes related to derivative activities	541	88
Other operating assets and liabilities	(87)	(24)
Net cash provided by operating activities	4,040	1,394
Investing Activities
Plant construction and other property additions	(4,871)	(3,322)
Purchases of nuclear fuel	(128)	(169)
Acquisition of solar development projects	(14)	(51)
Proceeds from sales of securities	1,254	1,289
Purchases of securities	(1,363)	(1,334)
Other	34	(10)
Net cash used in investing activities	(5,088)	(3,597)
Financing Activities
Issuance of short-term debt, net	1	264
Issuance (repayment) of affiliated current borrowings, net	(230)	85
Issuance and remarketing of long-term debt	2,660	2,338
Repayment and repurchase of long-term debt	(1,308)	(438)
Other	(62)	(52)
Net cash provided by financing activities	1,061	2,197
Increase (decrease) in cash, restricted cash and equivalents	13	(6)
Cash, restricted cash and equivalents at beginning of period	24	26
Cash, restricted cash and equivalents at end of period	$37	$20

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. and nonregulated electric generation.

In connection with the comprehensive business review announced in November 2022, Dominion Energy entered into agreements in September 2023 to sell all of its regulated gas distribution operations, except for DESC’s, to Enbridge. In addition, Dominion Energy completed the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE under the agreement entered in July 2023. As discussed in Notes 3 and 10, these operations are classified as discontinued operations and held for sale in Dominion Energy’s Consolidated Financial Statements. Subsequently in September 2023, Dominion Energy revised its primary operating segments as discussed in Note 21. Dominion Energy’s Consolidated Financial Statements and Notes have been recast to reflect these changes in presentation.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2023, their results of operations and changes in equity for the three and nine months ended September 30, 2023 and 2022 and their cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2023	September 30, 2022	December 31, 2022	December 31, 2021
(millions)
Dominion Energy
Cash and cash equivalents(1)	$176	$163	$153	$283
Restricted cash and equivalents(2)	71	177	188	125
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$247	$340	$341	$408
Virginia Power
Cash and cash equivalents	$37	$18	$22	$26
Restricted cash and equivalents(3)	—	2	2	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$37	$20	$24	$26

(1)
At September 30, 2023, September 30, 2022, December 31, 2022 and December 31, 2021, Dominion Energy had $39 million, $25 million, $34 million and $34 million, respectively, of cash and cash equivalents included in current assets held for sale.
(2)
At September 30, 2023, September 30, 2022, December 31, 2022 and December 31, 2021, Dominion Energy had $4 million, $2 million, $2 million and less than $1 million, respectively, of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Nine Months Ended September 30,	2023	2022
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$884	$745
Leases(2)	294	129
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
(2)
Includes $51 million and $29 million of financing leases at September 30, 2023 and 2022, respectively, and $243 million and $100 million of operating leases at September 30, 2023 and 2022, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Nine Months Ended September 30,	2023	2022
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$646	$454
Leases(1)	253	113

(1)
Includes $44 million and $20 million of financing leases at September 30, 2023 and 2022, respectively, and $209 million and $93 million of operating leases at September 30, 2023 and 2022, respectively.

Asset Retirement Obligations

In the third quarter of 2023, Virginia Power revised its estimated cash flow projections associated with future landfill closure costs at certain utility generation facilities. As a result, Virginia Power recorded an increase to its AROs of $510 million with a corresponding increase of $444 million to regulatory assets for amounts recoverable through riders and $66 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers.

Note 3. Acquisitions and Dispositions

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which includes the sale of East Ohio and is valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the East Ohio Transaction is not conditioned upon the closing of the PSNC or Questar Gas Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS and FCC as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS. In October 2023, as required under the sale agreement, Dominion Energy filed a notice with the Ohio Commission. The proposed internal reorganization in connection with the East Ohio Transaction is subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 and received approval from the Utah Commission in November 2023.

Upon closing, Dominion Energy will retain the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio's union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. The East Ohio Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $155 million due to Dominion Energy under certain conditions. Based on the recorded balances at September 30, 2023, Dominion Energy expects to recognize a pre-tax gain of approximately $20 million ($20 million after-tax loss) upon closing, including the write-off of $1.5 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In the third quarter of 2023, Dominion Energy recorded a charge of $30 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale disclosed above. See Note 5 for additional information.

At the closing of the East Ohio Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of East Ohio for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which includes the sale of PSNC and is valued at approximately $3.1 billion, consisting of a purchase price of approximately $2.2 billion in cash and approximately $1.0 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the PSNC Transaction is not conditioned upon the closing of the East Ohio or Questar Gas Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and North Carolina Commission as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS. In October 2023, Dominion Energy filed for approval from the North Carolina Commission. The proposed internal reorganization in connection with the PSNC Transaction is subject to approval by the North Carolina Commission. Dominion Energy filed for such approval in September 2023.

Upon closing, Dominion Energy will retain the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. The PSNC Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $78 million due to Dominion Energy under certain conditions. Based on the recorded balances at September 30, 2023, Dominion Energy expects to recognize a pre-tax gain of approximately $130 million ($290 million after-tax loss) upon closing, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In the third quarter of 2023, Dominion Energy recorded a charge of $385 million to reflect the recognition of deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale disclosed above. See Note 5 for additional information.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which includes the sale of Questar Gas, Wexpro and related affiliates and is valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the Questar Gas Transaction is not conditioned upon the closing of the East Ohio or PSNC Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and Utah and Wyoming Commissions as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS. In October 2023, Dominion Energy filed for approvals from the Utah and Wyoming Commissions. In October 2023, Dominion Energy filed the notice with the Idaho Commission required for closing of the Questar Gas Transaction. The proposed internal reorganization in connection with the Questar Gas Transaction is subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 and received approval from the Utah Commission in November 2023.

Upon closing, Dominion Energy will retain the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. The Questar Gas Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $107 million due to Dominion Energy under certain conditions. Based on the recorded balances at September 30, 2023, Dominion Energy expects to recognize a pre-tax loss of approximately $10 million ($530 million after-tax loss) upon closing, including the write-off of $1.0 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In the third quarter of 2023, Dominion Energy recorded a charge of $524 million to reflect the recognition of deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale disclosed above. See Note 5 for additional information.

At the closing of the Questar Gas Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of Questar Gas and Wexpro for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Other Sales

In August 2023, Dominion Energy entered into an agreement and completed the sale of Tredegar Solar Fund I, LLC to Spruce Power for cash consideration of $21 million. In connection with closing, Dominion Energy recorded a loss of $1 million ($1 million after-tax). Dominion Energy recorded an impairment associated with these operations in the second quarter of 2023 as discussed in Note 8.

Financial Statement Information

The operations included in each of the East Ohio, PSNC and Questar Gas Transactions are presented as held for sale and discontinued operations within the Corporate and Other segment effective September 2023. In addition, operations associated with the other sales related to the comprehensive business review are also presented as discontinued operations within the Corporate and Other segment effective September 2023. As a result, the previously reported amounts have been recast to reflect this presentation and depreciation and amortization ceased on the applicable assets.

The following table represents selected information for each disposal group regarding the results of operations reported within discontinued operations in Dominion Energy's Consolidated Statements of Income:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$214	$86	$150	$2	$761	$532	$1,151	$5
Operating expense(1)	128	80	127	7	497	386	939	29
Other income (expense)	7	3	3	—	22	8	6	—
Interest and related charges	19	13	17	—	51	38	50	1
Income (loss) before income taxes	74	(4)	9	(5)	235	116	168	(25)
Income tax expense (benefit)(2)	39	383	525	(2)	58	409	557	(7)
Net income (loss) attributable to Dominion Energy(3)	$35	$(387)	$(516)	$(3)	$177	$(293)	$(389)	$(18)
(1)
Other includes a charge of $15 million ($11 million after-tax) recorded in the second quarter of 2023 associated with the impairment of certain nonregulated solar assets.
(2)
Includes amounts recorded in the third quarter of 2023 to reflect the recognition of deferred taxes on the outside basis of the applicable entities' stock upon meeting the classification as held for sale.
(3)
Excludes $6 million and $2 million of income tax expense attributable to consolidated state and interim period tax allocation adjustments for the three and nine months ended September 30, 2023, respectively.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$206	$93	$114	$—	$738	$539	$846	$3
Operating expense	140	94	100	1	503	406	658	4
Other income (expense)	7	3	—	—	21	6	—	—
Interest and related charges	12	11	11	—	21	30	31	—
Income (loss) before income taxes	61	(9)	3	(1)	235	109	157	(1)
Income tax expense (benefit)	5	(2)	(2)	—	29	23	29	—
Net income (loss) attributable to Dominion Energy(1)	$56	$(7)	$5	$(1)	$206	$86	$128	$(1)
(1)
Excludes $20 million and $7 million of income tax expense attributable to consolidated state and interim period tax allocation adjustments for the three and nine months ended September 30, 2022, respectively.

The carrying amount of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy's Consolidated Balance Sheets were as follows:

	At September 30, 2023(1)				At December 31, 2022
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(2)	$358	$240	$680	$—	$544	$381	$803	$1
Property, plant and equipment, net	5,301	2,705	4,206	—	5,012	2,591	3,984	47
Other deferred charges and other assets, including goodwill(3) and intangible assets	2,651	819	1,000	—	2,629	822	1,043	—
Current liabilities(4)	384	145	233	—	634	151	612	1
Long-term debt	2,286	798	1,245	—	2,287	798	1,245	—
Other deferred credits and liabilities(5)	1,427	692	1,120	—	1,435	689	1,087	9
(1)
All amounts at September 30, 2023 are classified as current in Dominion Energy's Consolidated Balance Sheets.

(2)
Includes cash and cash equivalents of $4 million and $6 million within the East Ohio Transaction, less than $1 million and less than $1 million within the PSNC Transaction and $35 million and $28 million within the Questar Gas Transaction at September 30, 2023 and December 31, 2022, respectively. Also includes regulatory assets of $83 million and $90 million within the East Ohio Transaction, $114 million and $95 million within the PSNC Transaction and $423 million and $273 million within the Questar Gas Transaction at September 30, 2023 and December 31, 2022, respectively.
(3)
Includes goodwill of $1.5 billion, $673 million and $983 million at both September 30, 2023 and December 31, 2022 within the East Ohio Transaction, PSNC Transaction and Questar Gas Transaction, respectively. Also includes regulatory assets of $725 million and $751 million within the East Ohio Transaction, $88 million and $93 million within the PSNC Transaction and $(34) million and $(22) million within the Questar Gas Transaction at September 30, 2023 and December 31, 2022, respectively.
(4)
Includes regulatory liabilities of $54 million and $43 million within the East Ohio Transaction, $42 million and $11 million within the PSNC Transaction and $48 million and $144 million within the Questar Gas Transaction at September 30, 2023 and December 31, 2022, respectively.
(5)
Includes regulatory liabilities of $725 million and $749 million within the East Ohio Transaction, $441 million and $436 million within the PSNC Transaction and $510 million and $506 million within the Questar Gas Transaction at September 30, 2023 and December 31, 2022, respectively.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$355	$153	$290	$—	$299	$113	$324	$—
Significant noncash items
Depreciation, depletion and amortization	109	67	130	2	99	65	121	3
Accrued capital expenditures	53	22	33	—	42	14	49	—

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

All activity related to Hope is, effective September 2023, included in the Corporate and Other segment.

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

All activity related to Kewaunee prior to closing is included in Contracted Energy.
Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Regulated electric sales:
Residential	$1,558	$1,609	$3,968	$4,013	$1,133	$1,238	$2,975	$3,069
Commercial	1,236	1,349	3,453	3,336	962	1,105	2,745	2,696
Industrial	227	253	658	670	109	134	324	347
Government and other retail	288	353	764	922	269	335	711	874
Wholesale	53	66	133	181	37	38	88	101
Nonregulated electric sales	229	345	611	948	22	17	55	62
Regulated gas sales:
Residential	28	32	207	247
Commercial	25	36	106	141
Other	19	55	58	132
Regulated gas transportation and storage	4	11	13	35
Other regulated revenues	61	68	204	208	57	64	193	195
Other nonregulated revenues(1)(2)	30	59	115	134	9	28	42	50
Total operating revenue from contracts with customers	3,758	4,236	10,290	10,967	2,598	2,959	7,133	7,394
Other revenues(1)(3)	52	(273)	569	(832)	47	(84)	147	(177)
Total operating revenue	$3,810	$3,963	$10,859	$10,135	$2,645	$2,875	$7,280	$7,217

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Includes sales of renewable energy credits were $7 million and $21 million for the three months ended September 30, 2023 and 2022, respectively, and $36 million and $32 million for the nine months ended September 30, 2023 and 2022, respectively, at Dominion Energy and $2 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $24 million and $13 million for the nine months ended September 30, 2023 and 2022, respectively, at Virginia Power.
(3)
Includes alternative revenue of $34 million and $20 million for the three months ended September 30, 2023 and 2022, respectively, and $111 million and $47 million for the nine months ended September 30, 2023 and 2022, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at September 30, 2023.

At September 30, 2023 and December 31, 2022, Dominion Energy’s contract liability balances were $81 million and $51 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At September 30, 2023 and December 31, 2022, Virginia Power’s contract liability balances were $74 million and $39 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2023 and 2022, Dominion Energy recognized revenue of $48 million and $39 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2023 and 2022, Virginia Power recognized $39 million and $33 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2023	2022	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	—	28.4
State taxes, net of federal benefit	3.9	13.1	4.6	4.4
Investment tax credits	(3.2)	(23.6)	(0.3)	(8.9)
Production tax credits	(0.6)	(2.6)	(0.9)	(1.0)
Reversal of excess deferred income taxes	(2.6)	(15.6)	(2.6)	(3.7)
Changes in state deferred taxes associated with assets held for sale	1.3	1.6
AFUDC - equity	(0.1)	(1.6)	—	(0.8)
Other, net	(0.9)	(1.6)	(0.3)	0.5
Effective tax rate	18.8%	19.1%	21.5%	11.5%

Dominion Energy’s effective tax rate for the nine months ended September 30, 2023 includes a net income tax expense of $29 million associated with the remeasurement of consolidated state deferred taxes as a result of the East Ohio, PSNC and Questar Gas Transactions and sale of Dominion Energy's 50% noncontrolling partnership interest in Cove Point as discussed in Notes 3 and 10, respectively.

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

As discussed in Note 3, Dominion Energy sold 100% of the equity interests in Hope in a stock sale for income tax purposes. Dominion Energy’s 2022 effective tax rate reflects the current income tax expense on the sale of Hope’s stock.

As of September 30, 2023, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $1.3 billion and $185 million for the nine months ended September 30, 2023 and 2022, respectively. As discussed in Note 3, Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which will be treated as a stock sale for income tax purposes. In connection with the pending sales, Dominion Energy established $939 million of deferred tax liabilities reflecting the excess of the financial reporting basis over the tax basis in the tax basis in the stock of the entities anticipated to be sold. These deferred taxes will reverse upon closing of the respective sales, all of which are expected to occur in 2024. In addition, Dominion Energy recorded tax expense of $278 million associated with completing the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE as discussed in Note 10.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$717	$626	$1,864	$261
Preferred stock dividends (see Note 16)	(20)	(20)	(60)	(72)
Net income attributable to Dominion Energy from continuing operations – Basic	697	606	1,804	189
Dilutive effect of 2019 Equity Units(1)	—	—	—	—
Net income attributable to Dominion Energy from continuing operations - Diluted	$697	$606	$1,804	$189
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(554)	$152	$(105)	$775
Average shares of common stock outstanding – Basic	836.8	832.6	836.0	820.6
Net effect of dilutive securities(2)	—	0.6	0.2	1.1
Average shares of common stock outstanding – Diluted	836.8	833.2	836.2	821.7
EPS from continuing operations – Basic	$0.83	$0.73	$2.16	$0.23
EPS from discontinued operations – Basic	(0.66)	0.18	$(0.13)	0.95
EPS attributable to Dominion Energy – Basic	$0.17	$0.91	$2.03	$1.18
EPS from continuing operations – Diluted	$0.83	$0.73	$2.16	$0.23
EPS from discontinued operations – Diluted	(0.66)	0.18	$(0.13)	0.94
EPS attributable to Dominion Energy – Diluted	$0.17	$0.91	$2.03	$1.17

(1)
Effective January 2022, diluted net income was no longer reduced by the Series A Preferred Stock dividends.
(2)
Dilutive securities for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Note 17 for additional information. Additionally, dilutive securities for the nine months ended September 30, 2022 included forward sales agreements entered into in November 2021 (applying the treasury stock method). See Note 20 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, were a potentially dilutive instrument. See Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and Note 16 in this report for additional information.

For the nine months ended September 30, 2022, the 2019 Equity Units, applying the if converted method for the period prior to settlement in June 2022, were excluded from the calculation of diluted EPS from continuing operations as the effects were anti-dilutive.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended September 30, 2023
Beginning balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
Other comprehensive income (loss) before reclassifications: gains (losses)	19	(22)	—	(1)	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Discontinued operations	—	—	—	4	4
Other income (expense)	—	2	(15)	—	(13)
Total	11	2	(15)	4	2
Income tax expense (benefit)	(3)	—	7	(1)	3
Total, net of tax	8	2	(8)	3	5
Net current period other comprehensive income (loss)	27	(20)	(8)	2	1
Ending balance	$(209)	$(49)	$(1,307)	$—	$(1,565)
Three Months Ended September 30, 2022
Beginning balance	$(283)	$(40)	$(1,070)	$(3)	$(1,396)
Other comprehensive income (loss) before reclassifications: gains (losses)	10	(27)	—	—	(17)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	16	—	—	—	16
Other income (expense)	—	2	35	—	37
Total	16	2	35	—	53
Income tax expense (benefit)	(4)	(1)	(9)	—	(14)
Total, net of tax	12	1	26	—	39
Net current period other comprehensive income (loss)	22	(26)	26	—	22
Ending balance	$(261)	$(66)	$(1,044)	$(3)	$(1,374)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $70 million, $79 million, $87 million and $94 million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.
(3)
Net of $16 million, $9 million, $23 million and $14 million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.
(4)
Net of $461 million, $453 million, $367 million and $376 million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.
(5)
Net of $— million, $— million, $1 million and $1 million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Nine Months Ended September 30, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	16	(6)	—	—	10
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	32	—	—	—	32
Discontinued operations	—	—	—	4	4
Other income (expense)	—	1	(46)	—	(45)
Total	32	1	(46)	4	(9)
Income tax expense (benefit)	(8)	—	15	(1)	6
Total, net of tax	24	1	(31)	3	(3)
Net current period other comprehensive income (loss)	40	(5)	(31)	3	7
Ending balance	$(209)	$(49)	$(1,307)	$—	$(1,565)
Nine Months Ended September 30, 2022
Beginning balance	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income (loss) before reclassifications: gains (losses)	64	(116)	30	1	(21)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	44	—	—	—	44
Other income (expense)	—	18	80	—	98
Total	44	18	80	—	142
Income tax expense (benefit)	(11)	(5)	(21)	—	(37)
Total, net of tax	33	13	59	—	105
Net current period other comprehensive income (loss)	97	(103)	89	1	84
Ending balance	$(261)	$(66)	$(1,044)	$(3)	$(1,374)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $70 million, $83 million, $87 million and $119 million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.
(3)
Net of $16 million, $13 million, $23 million and $(10) million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.
(4)
Net of $461 million, $445 million, $367 million and $396 million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.
(5)
Net of $— million, $1 million, $1 million and $1 million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended September 30, 2023
Beginning balance	$13	$(4)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	18	(3)	15
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	—	1
Other income (expense)	—	—	—
Total	1	—	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	18	(3)	15
Ending balance	$31	$(7)	$24
Three Months Ended September 30, 2022
Beginning balance	$—	$(7)	$(7)
Other comprehensive income (loss) before reclassifications: gains (losses)	13	(4)	9
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	1	—	1
Other income (expense)	—	—	—
Total	1	—	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	13	(4)	9
Ending balance	$13	$(11)	$2
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(11) million, $(4) million, $(4) million and $— million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.
(3)
Net of $3 million, $1 million, $4 million and $3 million tax at September 30, 2023, June 30, 2023, September 30, 2022 and June 30, 2022, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Nine Months Ended September 30, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	15	—	15
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	—	1
Other income (expense)	—	—	—
Total	1	—	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	15	—	15
Ending balance	$31	$(7)	$24
Nine Months Ended September 30, 2022
Beginning balance	$(45)	$4	$(41)
Other comprehensive income (loss) before reclassifications: gains (losses)	57	(14)	43
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	2	—	2
Other income (expense)	—	(1)	(1)
Total	2	(1)	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	1	(1)	—
Net current period other comprehensive income (loss)	58	(15)	43
Ending balance	$13	$(11)	$2
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(11) million, $(5) million, $(4) million and $16 million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.
(3)
Net of $3 million, $2 million, $4 million and $(2) million tax at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively.

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

The following table presents the Companies' quantitative information about Level 3 fair value measurements at September 30, 2023. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$1	(2)-3	(1)	$1	(2)-3	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	5	(1)-11	2	5	(1)-11	2
Electricity	Discounted cash flow	Market price (per MWh)	(3)	143	25-136	48
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	11	1-8	4	10	1-8	4
		Price volatility	(4)		13%-72%	52%		13%-72%	54%
Total assets				$160			$16
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$14	(2)-0	(1)	$14	(2)-0	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	181	(2)-11	3	181	(2)-11	3
Electricity	Discounted cash flow	Market price (per MWh)	(3)	14	34-149	69
Total liabilities				$209			$195
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

In the first quarter of 2023, Dominion Energy recorded a charge of $91 million ($68 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at September 30, 2023.

In the second quarter of 2023, Dominion Energy recorded a charge of $15 million ($11 million after-tax) presented within discontinued operations in its Consolidated Statements of Income to adjust certain nonregulated solar assets down to their estimated fair value, using a market approach, of $22 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received. As discussed in Note 3, these assets were sold in August 2023.

Recurring Fair Value Measurements

The following table presents the Companies' assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
September 30, 2023
Assets
Derivatives:
Commodity	$—	$176	$160	$336	$—	$60	$16	$76
Interest rate	—	1,301	—	1,301	—	389	—	389
Foreign currency exchange rate	—	9	—	9	—	9	—	9
Investments(1):
Equity securities:
U.S.	4,218	—	—	4,218	2,238	—	—	2,238
Fixed income:
Corporate debt instruments	—	501	—	501	—	285	—	285
Government securities	166	1,109	—	1,275	88	600	—	688
Cash equivalents and other	43	—	—	43	23	—	—	23
Total assets	$4,427	$3,096	$160	$7,683	$2,349	$1,343	$16	$3,708
Liabilities
Derivatives:
Commodity	$—	$279	$209	$488	$—	$113	$195	$308
Interest rate	—	428	—	428	—	—	—	—
Foreign currency exchange rate	—	162	—	162	—	162	—	162
Total liabilities	$—	$869	$209	$1,078	$—	$275	$195	$470
December 31, 2022
Assets
Derivatives:
Commodity	$—	$332	$437	$769	$—	$32	$236	$268
Interest rate	—	1,407	—	1,407	—	614	—	614
Investments(1):
Equity securities:
U.S.	3,810	—	—	3,810	2,028	—	—	2,028
Fixed income:
Corporate debt instruments	—	576	—	576	—	360	—	360
Government securities	161	1,059	—	1,220	90	542	—	632
Total assets	$3,971	$3,374	$437	$7,782	$2,118	$1,548	$236	$3,902
Liabilities
Derivatives:
Commodity	$—	$911	$15	$926	$—	$333	$15	$348
Interest rate	—	377	—	377	—	7	—	7
Foreign currency exchange rate	—	101	—	101	—	101	—	101
Total liabilities	$—	$1,389	$15	$1,404	$—	$441	$15	$456
(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $370 million and $404 million of assets at Dominion Energy, inclusive of $147 million and $161 million at Virginia Power, at September 30, 2023 and December 31, 2022, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies' assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Beginning balance	$134	$480	$422	$222	$(3)	$245	$221	$102
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(10)	—	(8)	—
Electric fuel and other energy- related purchases	(103)	181	(191)	346	(107)	142	(195)	293
Discontinued operations	1	—	1	—
Included in regulatory assets/ liabilities	(174)	2	(463)	243	(176)	26	(400)	152
Settlements	103	(181)	174	(346)	107	(142)	179	(293)
Purchases	—	—	16	17	—	—	16	17
Ending balance	$(49)	$482	$(49)	$482	$(179)	$271	$(179)	$271

Dominion Energy had $(10) million and $(8) million of unrealized losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2023, respectively, and no unrealized gains or losses for the three and nine months ended September 30, 2022. Virginia Power had no unrealized gains or losses for the three and nine months ended September 30, 2023 and 2022.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
September 30, 2023
Long-term debt(2)	$39,854	$35,171	$17,390	$15,084
Supplemental credit facility borrowings	900	900
Junior subordinated notes(2)	1,388	1,361
December 31, 2022
Long-term debt(2)	$39,680	$36,426	$15,616	$14,067
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,340

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions presented in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. Additionally, the Dominion Energy carrying amount includes portions classified as held for sale presented in current liabilities held for sale at September 30, 2023 and presented in current liabilities held for sale and noncurrent liabilities held for sale at December 31, 2022.

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

Balance Sheet Presentation

The tables below present the Companies' derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
September 30, 2023
Commodity contracts:
Over-the-counter	$152	$60	$—	$92	$71	$37	$—	$34
Exchange	47	46	—	1	3	3	—	—
Interest rate contracts:
Over-the-counter	1,301	322	—	979	389	54	—	335
Foreign currency exchange rate contracts:
Over-the-counter	9	9	—	—	9	9	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,509	$437	$—	$1,072	$472	$103	$—	$369
December 31, 2022
Commodity contracts:
Over-the-counter	$408	$28	$—	$380	$238	$7	$—	$231
Exchange	160	159	—	1	—	—	—	—
Interest rate contracts:
Over-the-counter	1,407	248	—	1,159	614	38	—	576
Total derivatives, subject to a master netting or similar arrangement	$1,975	$435	$—	$1,540	$852	$45	$—	$807

(1)
Excludes derivative assets of $137 million and $201 million at Dominion Energy and $2 million and $30 million at Virginia Power at September 30, 2023 and December 31, 2022, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
September 30, 2023
Commodity contracts:
Over-the-counter	$347	$60	$—	$287	$236	$37	$—	$199
Exchange	141	46	95	—	17	3	14	—
Interest rate contracts:
Over-the-counter	428	268	1	159	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	162	63	—	99	162	63	—	99
Total derivatives, subject to a master netting or similar arrangement	$1,078	$437	$96	$545	$415	$103	$14	$298
December 31, 2022
Commodity contracts:
Over-the-counter	$443	$34	$71	$338	$146	$13	$71	$62
Exchange	483	159	324	—	176	—	176	—
Interest rate contracts:
Over-the-counter	377	210	1	166	7	—	—	7
Foreign currency exchange rate contracts:
Over-the-counter	101	32	—	69	101	32	—	69
Total derivatives, subject to a master netting or similar arrangement	$1,404	$435	$396	$573	$430	$45	$247	$138

(1)
Excludes derivative liabilities of $55 million and $26 million at Virginia Power at September 30, 2023 and December 31, 2022, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at September 30, 2023 and December 31, 2022 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies' derivative activity at September 30, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	45	20	35	20
Basis(2)	179	369	149	369
Electricity (MWh in millions):
Fixed price	17	41	8	11
FTRs	62	—	62	—
Interest rate(3) (in millions)	$300	$10,121	$—	$2,750
Foreign currency exchange rate(3) (in millions)
Danish Krone	895 kr.	3,278 kr.	895 kr.	3,278 kr.
Euro	€806	€1,557	€806	€1,557

(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains and losses on cash flow hedges included in AOCI in the Companies' Consolidated Balance Sheets at September 30, 2023:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(209)	$(33)	387 months	$31	$—	387 months
Total	$(209)	$(33)		$31	$—

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
(millions)
At September 30, 2023
ASSETS
Current Assets
Commodity	$—	$159	$159	$—	$46	$46
Interest rate	—	63	63	—	—	—
Foreign currency exchange rate	—	9	9	—	9	9
Total current derivative assets(1)	—	231	231	—	55	55
Noncurrent Assets
Commodity	—	177	177	—	30	30
Interest rate	389	849	1,238	389	—	389
Total noncurrent derivative assets(2)	389	1,026	1,415	389	30	419
Total derivative assets	$389	$1,257	$1,646	$389	$85	$474
LIABILITIES
Current Liabilities
Commodity	$—	$350	$350	$—	$256	$256
Interest rate	—	65	65	—	—	—
Foreign currency exchange rate	—	54	54	—	54	54
Total current derivative liabilities(3)	—	469	469	—	310	310
Noncurrent Liabilities
Commodity	—	138	138	—	52	52
Interest rate	—	363	363	—	—	—
Foreign currency exchange rate	—	108	108	—	108	108
Total noncurrent derivative liabilities(4)	—	609	609	—	160	160
Total derivative liabilities	$—	$1,078	$1,078	$—	$470	$470
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$532	$532	$—	$264	$264
Interest rate	501	104	605	501	—	501
Total current derivative assets(1)	501	636	1,137	501	264	765
Noncurrent Assets
Commodity	—	237	237	—	4	4
Interest rate	113	689	802	113	—	113
Total noncurrent derivative assets(2)	113	926	1,039	113	4	117
Total derivative assets	$614	$1,562	$2,176	$614	$268	$882
LIABILITIES
Current Liabilities
Commodity	$—	$700	$700	$—	$290	$290
Interest rate	—	70	70	—	—	—
Foreign currency exchange rate	—	8	8	—	8	8
Total current derivative liabilities(3)	—	778	778	—	298	298
Noncurrent Liabilities
Commodity	—	226	226	—	58	58
Interest rate	7	300	307	7	—	7
Foreign currency exchange rate	—	93	93	—	93	93
Total noncurrent derivative liabilities(4)	7	619	626	7	151	158
Total derivative liabilities	$7	$1,397	$1,404	$7	$449	$456
(1)
Includes $10 million and $118 million recorded in current assets held for sale in Dominion Energy's Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.
(2)
Noncurrent derivative assets are presented in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets with the exception of $1 million presented in noncurrent assets held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2022.
(3)
Includes $12 million and $6 million recorded in current liabilities held for sale in Dominion Energy's Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

(4)
Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets with the exception of $1 million presented in noncurrent liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2022.

The following tables present the gains and losses on the Companies' derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$25	$(11)	$268	$25	$(1)	$267
Total	$25	$(11)	$268	$25	$(1)	$267
Three Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$14	(16)	$182	$18	$(1)	$182
Total	$14	$(16)	$182	$18	$(1)	$182
Nine Months Ended September 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$21	$(32)	$236	$21	$(1)	$235
Total	$21	$(32)	$236	$21	$(1)	$235
Nine Months Ended September 30, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$86	$(44)	$815	$77	$(2)	$814
Total	$86	$(44)	$815	$77	$(2)	$814

(1)
Amounts deferred into AOCI have no associated effect in the Companies' Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies' Consolidated Statements of Income.
(3)
Amounts recorded in the Companies' Consolidated Statement of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$7	$(306)	$428	$(908)	$6	$(108)	$25	$(237)
Purchased gas	—	1	—	5
Electric fuel and other energy-related purchases	(149)	205	(267)	401	(151)	166	(270)	348
Operations and maintenance	—	—	2	—	—	—	2	—
Discontinued operations	—	—	94	1
Interest rate:
Interest and related charges	274	3	227	371
Discontinued operations	(7)	89	17	257
Total	$125	$(8)	$501	$127	$(145)	$58	$(243)	$111

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

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $119 million and $111 million at September 30, 2023 and December 31, 2022, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies' decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2023
Equity securities:(1)
U.S.	$1,399	$2,860	$(31)			$4,228	$870	$1,490	$(28)			$2,332
Fixed income securities:(2)
Corporate debt instruments	545	—	(53)		$—	492	324	—	(39)		$—	285
Government securities	1,340	—	(91)		—	1,249	737	—	(49)		—	688
Common/ collective trust funds	66	—	—		—	66	52	—	—		—	52
Insurance contracts	228	—	—			228	—
Cash equivalents and other(3)	82	—	—		—	82	43	—	—		—	43
Total	$3,660	$2,860	$(175)	(4)	$—	$6,345	$2,026	$1,490	$(116)	(4)	$—	$3,400
December 31, 2022
Equity securities:(1)
U.S.	$1,378	$2,501	$(46)			$3,833	$858	$1,304	$(35)			$2,127
Fixed income securities:(2)
Corporate debt instruments	640	1	(65)		$—	576	406	1	(47)		$—	360
Government securities	1,252	4	(70)		—	1,186	664	2	(35)		—	631
Common/ collective trust funds	98	—	—		—	98	61	—	—		—	61
Insurance contracts	221	—	—			221
Cash equivalents and other(3)	43	—	—		—	43	23	—	—		—	23
Total	$3,632	$2,506	$(181)	(4)	$—	$5,957	$2,012	$1,307	$(117)	(4)	$—	$3,202

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $39 million and $42 million at September 30, 2023 and December 31, 2022, respectively. Virginia Power includes pending sales of securities of $20 million and $24 million at September 30, 2023, and December 31, 2022, respectively.
(4)
Dominion Energy's fair value of securities in an unrealized loss position was $1.9 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively. Virginia Power's fair value of securities in an unrealized loss position was $1.1 billion and $946 million at September 30, 2023 and December 31, 2022, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Net gains (losses) recognized during the period	$(150)	$(205)	$370	$(1,123)	$(80)	$(118)	$189	$(581)
Less: Net (gains) losses recognized during the period on securities sold during the period	1	(2)	4	3	(1)	(4)	2	(8)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(149)	$(207)	$374	$(1,120)	$(81)	$(122)	$191	$(589)

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2023 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$89	$62
Due after one year through five years	477	244
Due after five years through ten years	394	239
Due after ten years	847	480
Total	$1,807	$1,025

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Proceeds from sales	$869	$605	$2,007	$2,686	$535	$425	$1,254	$1,289
Realized gains(1)	5	17	48	132	4	14	29	40
Realized losses(1)	33	50	110	247	16	33	61	85

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of $7 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings of $235 million and $233 million for the nine months ended September 30, 2023 and 2022, respectively, in discontinued operations, including amounts related to its investments in Cove Point and Atlantic Coast Pipeline discussed below.

Dominion Energy received distributions of $241 million and $268 million for the nine months ended September 30, 2023 and 2022, respectively. Dominion Energy made contributions of $79 million and $93 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $12 million and $223 million, respectively. At September 30, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest. At December 31, 2022, these differences are comprised of $9 million of equity method goodwill that is not being amortized, $215 million basis difference from Dominion Energy’s investment in Cove Point, which is being amortized over the useful lives of the underlying assets and a net $(1) million basis difference primarily attributable to capitalized interest.

Cove Point

Prior to completion of the sale in September 2023, Dominion Energy held a 50% noncontrolling limited partnership interest in Cove Point which was accounted for as an equity method investment, as discussed in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy recorded distributions from Cove Point of $49 million and $98 million for the three months ended September 30, 2023 and 2022, respectively, and $227 million and $259 million for the nine months ended September 30, 2023 and 2022, respectively.

In June 2023, Dominion Energy entered into an agreement with Cove Point for transportation and storage services at market rates for a 20-year period commencing in August 2023.

In July 2023, Dominion Energy entered into an agreement to sell its 50% noncontrolling limited partnership interest in Cove Point to BHE for cash consideration of $3.3 billion which closed in September 2023 after all customary closing and regulatory conditions were satisfied, including clearance under the Hart-Scott-Rodino Act and approval from the DOE. The sale is treated as an asset sale for tax purposes. In addition, Dominion Energy received proceeds of $199 million from the settlement of related interest rate derivatives. In connection with closing, Dominion Energy utilized proceeds, as required, to repay DECP Holding's term loan secured by its noncontrolling interest in Cove Point, which had an outstanding balance of $2.2 billion, and $750 million of outstanding borrowings under Dominion Energy’s two $600 million 364-day term loan facilities entered in July 2023. See Note 16 for additional information on these facilities. Dominion Energy recorded a gain on the sale of its noncontrolling interest in Cove Point of $626 million ($348 million after-tax) within discontinued operations in its Consolidated Statements of Income.

In September 2023, as a result of Dominion Energy entering agreements for the East Ohio, PSNC and Questar Gas Transactions, Dominion Energy’s 50% noncontrolling limited partnership interest in Cove Point also met the requirements to be presented as discontinued operations and held for sale as both disposition activities were executed in connection with Dominion Energy’s comprehensive business review announced in November 2022. In addition, interest expense associated with DECP Holding's term loan secured by its noncontrolling interest in Cove Point and related interest rate derivatives have been classified as discontinued operations. As a result, the previously reported amounts have been recast to reflect this presentation.

Amounts presented within discontinued operations within Dominion Energy’s Consolidated Statements of Income for the three and nine months ended September 30, 2023 include $52 million and $218 million for earnings on equity method investees, $69 million and $120 million of interest expense and $7 million and $31 million of income tax expense, respectively, in addition to the gain on sale and associated tax expense disclosed above. Such amounts for the three and nine months ended September 30, 2022 were $91 million and $238 million for earnings on equity method investees, $(65) million and $(205) million of interest expense (benefit) and $32 million and $93 million of income tax expense, respectively. Dominion Energy’s Consolidated Balance Sheet at December 31, 2022 includes $2.7 billion within noncurrent assets held for sale for Dominion Energy’s 50% noncontrolling limited partnership interest in Cove Point.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At September 30, 2023 and December 31, 2022, Dominion Energy has recorded a liability of $25 million and $114 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy recorded equity earnings related to Atlantic Coast Pipeline of $16 million and equity losses of $6 million for the nine months ended September 30, 2023 and 2022, respectively, in discontinued operations.

Dominion Energy recorded $70 million of contributions to Atlantic Coast Pipeline during the nine months ended September 30, 2023. Dominion Energy made no contributions to Atlantic Coast Pipeline during the nine months ended September 30, 2022.

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

In March 2023, Dominion Energy entered into an agreement to acquire the Foxhound solar development project in Virginia (reflected in Contracted Energy) with closing on the agreement expected in 2024. The project is expected to cost approximately $205 million, including the initial acquisition cost, and commence commercial operations in 2024 with a generating capacity of 83 MW. Dominion Energy expects to claim production tax credits on the energy generated and sold by the project. Dominion Energy anticipates that an impairment charge may be required upon closing given its expectation that it is more likely than not that the nonregulated solar generation projects within Contracted Energy will be sold before the end of their useful lives as described in Note 10 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Virginia Power Easement Agreement

In November 2023, Virginia Power entered into an agreement under which it paid $65 million for an easement related to the CVOW Commercial Project that it will not seek recovery of and therefore expects to record a charge of $65 million ($49 million after-tax) in the fourth quarter of 2023.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$281	$603	$37	$133
Deferred rider costs for Virginia electric utility(2)	340	152	340	152
Ash pond and landfill closure costs(3)	151	221	151	221
Deferred nuclear refueling outage costs(4)	77	83	77	83
NND Project costs(5)	138	138
Deferred early plant retirement charges(6)	56	226	56	226
Derivatives(7)	196	256	192	251
Other	245	204	68	74
Regulatory assets-current	1,484	1,883	921	1,140
Unrecognized pension and other postretirement benefit costs(8)	785	891	—	4
Deferred rider costs for Virginia electric utility(2)	411	363	411	363
Interest rate hedges(9)	168	169	—	—
AROs and related funding(10)	399	380
NND Project costs(5)	1,984	2,088
Ash pond and landfill closure costs(3)	2,448	2,051	2,445	2,049
Deferred cost of fuel used in electric generation(1)	1,226	1,551	1,226	1,551
Derivatives(7)	265	254	164	148
Other	580	518	123	132
Regulatory assets-noncurrent	8,266	8,265	4,369	4,247
Total regulatory assets	$9,750	$10,148	$5,290	$5,387
Regulatory liabilities:
Provision for future cost of removal and AROs(11)	111	111	111	111
Reserve for refunds and rate credits to electric utility customers(12)	94	125	7	25
Income taxes refundable through future rates(13)	101	100	65	65
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	17	211	—	176
Other	44	134	43	129
Regulatory liabilities-current	434	748	226	506
Income taxes refundable through future rates(13)	3,072	3,169	2,226	2,272
Provision for future cost of removal and AROs(11)	1,824	1,731	1,179	1,135
Nuclear decommissioning trust(15)	1,843	1,685	1,843	1,685
Monetization of guarantee settlement(14)	652	702
Interest rate hedges(9)	463	240	463	240
Reserve for refunds and rate credits to electric utility customers(12)	261	325	—	—
Overrecovered other postretirement benefit costs(16)	149	140
Derivatives(7)	189	234	—	—
Other	283	191	262	167
Regulatory liabilities-noncurrent	8,736	8,417	5,973	5,499
Total regulatory liabilities	$9,170	$9,165	$6,199	$6,005

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
(3)
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
(4)
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
(6)
Reflects amounts from the early retirements of certain coal- and oil-fired generating units to be amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
(7)
Represents changes in the fair value of derivatives, excluding separately presented interest rate hedges, that following settlement are expected to be recovered from or refunded to customers.
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy's rate-regulated subsidiaries. Includes $295 million and $302 million of regulatory assets in aggregate at September 30, 2023 and December 31, 2022, respectively, related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio, PSNC and Questar Gas Transactions which will be reclassified to AOCI upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of September 30, 2023.
(10)
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

At September 30, 2023, Dominion Energy and Virginia Power regulatory assets include $5.1 billion and $3.2 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Fuel Expenses

In May 2023, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2023 and a projected $1.3 billion under-recovered balance as of June 30, 2023. The projected under-recovered balance includes $578 million representing the remaining two years of under-recovered balance as of June 30, 2022 being collected over a three-year period in accordance with the Virginia Commission’s approval of Virginia Power’s 2022 annual fuel factor as described in Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.3 billion fuel cost requirement over the July 2023 through June 2024 fuel period and results in an increase in Virginia Power’s fuel revenues of $631 million when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its anticipated July 2023 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.3 billion under-recovered balance as of June 30, 2023 as permitted under legislation enacted in Virginia in April 2023. Under this option, Virginia Power proposed implementation of the current period fuel factor rate only effective July 2023 on an interim basis, while suspending implementation of the prior-period fuel factor rate pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net decrease in Virginia Power’s fuel revenues for the rate year of approximately $541 million. In addition, Virginia Power has proposed to alter the order in which revenue from certain customers who elect to pay market-based rates would be allocated between base rates and fuel, which if approved would result in a reduction to fuel revenue of $13 million. In May 2023, the Virginia Commission ordered that, in accordance with Virginia Power’s second proposed option, only the current period fuel factor rate be implemented effective July 2023 on an interim basis. This matter is pending.

In accordance with legislation enacted in Virginia in April 2023 discussed above, in July 2023, Virginia Power filed an application with the Virginia Commission for approval of a financing order to securitize the projected $1.3 billion under-recovered fuel balance as of June 30, 2023 through the issuance of one or more tranches of bonds with tenors up to approximately ten years. In November 2023, the Virginia Commission approved Virginia Power’s request for a financing order to securitize $1.3 billion of under-recovered fuel costs through the issuance by a special purpose entity of one or more tranches of bonds with tenors of up to approximately seven years.

Virginia Power Equity Application

In July 2023, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $3.25 billion of authorized but unissued shares of its common stock, no par value, through the end of 2023 in order to maintain a common equity capitalization to total capitalization ratio of 52.10% through December 2024 in accordance with legislation enacted in Virginia in April 2023 as discussed above. In August 2023, the Virginia Commission approved the application.

Virginia 2020 Legislation – Low-income customers

In October 2023, the Virginia Commission approved the collection by Virginia Power of a universal service fee of $71 million from customers during the rate year beginning November 2023.

GTSA Filing

In March 2023, Virginia Power filed a petition with the Virginia Commission for approval of Phase III, covering 2024 through 2026, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan includes 14 projects covering six components (i) AMI; (ii) customer information platform; (iii) grid improvement projects; (iv) physical and cyber security; (v) telecommunications infrastructure and (vi) customer education. For Phase III, the total proposed capital investment is $1.1 billion and the proposed operations and maintenance investment is $71 million. In September 2023, the Virginia Commission approved total proposed capital investment of $773 million and the requested operations and maintenance investment of $71 million. In addition, the Virginia Commission approved a pilot project to include up to five battery energy storage systems, to be installed over five years, at a proposed 2024 through 2028 capital cost of $50 million.

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

In October 2023, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate four utility-scale projects totaling approximately 329 MW of solar generation as part of its efforts to meet the renewable generation development targets under the VCEA. The projects, as of October 2023, are expected to cost approximately $850 million in the aggregate, excluding financing costs, and be placed into service between 2024 and 2026. This matter is pending.

Riders

Developments for significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)		Increase (Decrease) Over Previous Year (millions)
Rider CCR	February 2023	October 2023	December 2023	$194		$(37)
Rider CE(1)	October 2022	April 2023	May 2023	89		18
Rider CE(2)	October 2023	Pending	May 2024	137		48
Rider E	January 2023	September 2023	November 2023	109		8
Rider GT	August 2022	April 2023	June 2023	14		(42)
Rider GT	August 2023	Pending	June 2024	145		131
Rider GV(3)	June 2023	Pending	April 2024	132		5
Rider GV(3)	June 2023	Pending	April 2025	135		3
Rider OSW	November 2022	July 2023	September 2023	271		192
Rider OSW	November 2023	Pending	September 2024	486		215
Rider PPA(4)	December 2022	July 2023	September 2023	(22)		(17)
Rider R	June 2021	March 2022	April 2023	55	(12)	(4)
Rider RBB	October 2023	Pending	May 2024	18		11
Rider RGGI(5)	December 2022	July 2023	September 2023	356		N/A
Rider RPS	December 2022	July 2023	September 2023	96		(44)
Rider S	June 2021	February 2022	April 2023	191	(12)	(1)
Rider SNA(6)	October 2022	June 2023	September 2023	50		(57)
Rider SNA	October 2023	Pending	September 2024	95		45
Rider T1(7)	May 2023	July 2023	September 2023	879		173
Rider U(8)	June 2022	February 2023	April 2023	74		(21)
Rider U(9)	October 2023	Pending	August 2024	150		76
Rider US-3	August 2022	April 2023	June 2023	40		(10)
Rider US-3	August 2023	Pending	June 2024	37		(3)
Rider US-4	August 2022	April 2023	June 2023	16		1
Rider US-4	August 2023	Pending	June 2024	14		(2)
Rider W(10)	June 2022	February 2023	April 2023	105	(12)	(16)
DSM Riders(11)	December 2022	August 2023	September 2023	107		16
(1)
Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(2)
Associated with five solar generation projects, one small-scale solar project and 13 power purchase agreements in addition to previously approved Rider CE projects. In addition, Virginia Power seeks Virginia Commission approval to consolidate Rider PPA with Rider CE and to end Rider PPA in April 2024.

(3)
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
(4)
In connection with the October 2023 Rider CE application, Virginia Power seeks Virginia Commission approval to consolidate Rider PPA with Rider CE and to end Rider PPA in April 2024. This matter is pending.
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
(8)
Consists of previously approved phases of Rider U. In August 2023, the Virginia Commission approved Virginia Power's request to extend the rider for the rate year beginning April 2023 through June 2024.
(9)
Consists of $72 million for previously approved phases and $78 million for phase seven costs for Rider U. In connection with the October 2023 application, Virginia Power requests the Virginia Commission further extend existing rates for Rider U through July 2024.
(10)
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
(12)
In May 2023, Virginia Power filed a notification with the Virginia Commission to combine Riders R, S and W, which have an aggregate revenue requirement of $351 million, into base rates effective July 2023 in accordance with legislation enacted in Virginia in April 2023.

Electric Transmission Projects

Developments for significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)
Partial rebuild of Bristers-Ox 115 kV line in Fauquier and Prince William Counties, Virginia	August 2022	April 2023	230 kV	15	$40
Construct new switching station, substations, transmission lines and related projects in Lunenberg and Mecklenburg Counties, Virginia	October 2022	June 2023	230 kV	18	230
Construct new switching station, substation, transmission lines and related projects in Charlotte, Halifax and Mecklenburg Counties, Virginia	October 2022	May 2023	230 kV	26	215
Construct new Mars and Wishing Star substations, transmission lines and related projects in Loudoun County, Virginia	October 2022	April 2023	500/230 kV	4	720
Construct new Altair switching station, transmission lines and related projects in Loudoun County, Virginia	November 2022	June 2023	230 kV	2	50
Construct new Cirrus and Keyser switching stations, transmission lines and related projects in Culpeper, Virginia	November 2022	October 2023	230 kV	5	65
Rebuild of Lines #2019 and #2007 in the City of Virginia Beach, Virginia	February 2023	August 2023	230 kV	5	95
Install transformer at Possum Point substation, rebuild and construct transmission lines and related projects in Prince William County, Virginia	March 2023	Pending	230 kV	2	35
Partial rebuild of Line #2011 in the Cities of Manassas and Manassas Park, Virginia and Prince William and Fairfax Counties, Virginia	March 2023	October 2023	230 kV	7	35
Construct new transmission lines and convert Jeffress switching station in Mecklenburg County, Virginia	May 2023	Pending	230 kV	18	135
Construct new transmission lines and expand White Oak substation in Henrico County, Virginia	June 2023	Pending	230 kV	5	45
Rebuild Line #235 in Halifax, Mecklenburg and Charlotte Counties, Virginia	August 2023	Pending	230 kV	16	35
Partial rebuild Line #249 in Dinwiddie County and the City of Petersburg, Virginia	September 2023	Pending	230 kV	7	25

Virginia Regulation – Select Prior Year Events

The following items were disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and are included in this report as they had an impact to the Companies’ Consolidated Statements of Income for the three and/or nine months ended September 30, 2022.

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

PSNC Customer Usage Tracker

PSNC utilizes a customer usage tracker, a decoupling mechanism, which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption. In March 2023, PSNC submitted a filing with the North Carolina Commission for a $23 million decrease relating to the customer usage tracker. The North Carolina Commission approved the filing in March 2023 with rates effective April 2023. In September 2023, PSNC submitted a filing with the North Carolina Commission for a $34 million increase relating to the customer usage tracker. The North Carolina Commission approved the filing in September 2023 with rates effective October 2023.

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

Electric Transmission Project

In March 2023, DESC filed an application with the South Carolina Commission requesting approval to construct and operate 19 miles of 230 kV transmission lines, a substation and associated facilities in Jasper County, South Carolina estimated to cost approximately $55 million. In July 2023, the South Carolina Commission voted to approve the request and issued its order in September 2023.

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

Natural Gas Base Rate Case

In March 2023, DESC filed its natural gas base rate case and schedules with the South Carolina Commission. DESC proposed a rate increase of $19 million effective October 2023. The base rate increase was proposed to recover significant investment in distribution infrastructure for the benefit of customers. The proposed rates would provide for an ROE of 10.38% compared to the currently authorized ROE of 10.25%. In addition, DESC elected to continue applicability of the Natural Gas Rate Stabilization Act, which allows for the adjustment of natural gas base rates annually, to its future rates and charges. In September 2023, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval. The stipulation agreement provides for a rate increase of $9 million commencing with bills rendered in October 2023, and an authorized ROE of 9.49%. Pursuant to the stipulation agreement, DESC would not file a natural gas base rate case prior to April 1, 2026, such that new rates would not be effective prior to October 1, 2026, absent unforeseen extraordinary economic or financial conditions that may include changes in corporate tax rates. In September 2023, the South Carolina Commission approved the stipulation agreement and issued its final order in October 2023.

Ohio Regulation

Base Rate Case

In October 2023, East Ohio filed its base rate case and schedules with the Ohio Commission. East Ohio proposed a non-fuel, base rate increase of $212 million, projected to be effective January 2025. The base rate increase was proposed to recover the significant investment in distribution infrastructure for the benefit of Ohio customers. The proposed rates would provide for an ROE of 10.40% compared to the currently authorized ROE of 10.38%. In addition, East Ohio requested approval for an alternative rate plan for the continuation and modification of certain programs, including PIR and CEP. This matter is pending.

PIR Program

In 2008, East Ohio began PIR, aimed at replacing approximately 25% of its pipeline system. The Ohio Commission has approved East Ohio’s PIR program for capital investments through 2026 with 3% increases of annual capital expenditures per year.

In April 2023, the Ohio Commission approved East Ohio's application to adjust the PIR recovery rates for 2022 costs. The filing reflects gross plant investment for 2022 of $225 million, cumulative gross plant investment of $2.4 billion and a revenue requirement of $305 million.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its infrastructure and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulations. In April 2022, certain parties filed an appeal with the Supreme Court of Ohio appealing the Ohio Commission’s December 2020 order establishing the CEP rider, including the rate of return utilized in determining the revenue requirement. In September 2023, the Supreme Court of Ohio affirmed the Ohio Commission's December 2020 order.

In September 2023, the Ohio Commission approved adjustments to CEP cost recovery rates for 2022 costs. The approved rates reflect gross plant investment for 2022 of $195 million, cumulative gross plant investment of $1.3 billion and a revenue requirement of $151 million.

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

Dominion Energy’s Consolidated Statements of Income include $7 million and $18 million for the three and nine months ended September 30, 2023, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2022, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include less than $1 million and $4 million for the three and nine months ended September 30, 2023, respectively, and $9 million and $26 million for the three and nine months ended September 30, 2022, respectively, of depreciation expense included in depreciation, depletion and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022 and May 2023) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $625 million, to fund the estimated project costs. The project is expected to be completed in late 2024 or early 2025. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $383 million as of September 30, 2023. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Following the completion of the sale of its 50% noncontrolling interest in Cove Point, as discussed in Note 10, Dominion Energy no longer has a variable interest in Cove Point, an entity which it had concluded was a VIE.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $113 million and $96 million for the three months ended September 30, 2023 and 2022, respectively, and $339 million and $290 million for the nine months ended September 30, 2023 and

2022, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $29 million and $28 million at September 30, 2023 and December 31, 2022, respectively, recorded in payables to affiliates.

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

At September 30, 2023, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$3,362	$16	$2,622

(1)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At September 30, 2023, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the credit facility mentioned above and Virginia Power's letter of credit facilities mentioned below, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and will mature in June 2024. At both September 30, 2023 and December 31, 2022, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At September 30, 2023, $57 million in letters of credit were issued and outstanding under this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At September 30, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $423 million and $347 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-Day term loan facility which bears interest at a variable rate and will mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. At September 30, 2023, Dominion Energy's Consolidated

Balance Sheet includes $2.5 billion with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bore interest at a variable rate and were scheduled to mature in July 2024 with the proceeds to be used to repay existing long-term debt and/or short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy was permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity would cease to be available to Dominion Energy. The agreements contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities. In September 2023, Dominion Energy repaid the $750 million borrowing with after-tax proceeds from the sale of Dominion Energy’s noncontrolling interest in Cove Point, as discussed in Note 10. Subsequently in September 2023, Dominion Energy borrowed $225 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. In October 2023, Dominion Energy repaid the $225 million borrowing and terminated the facilities along with any remaining unused commitments.

In connection with the sale of Dominion Energy's remaining noncontrolling interest in Cove Point, as discussed in Note 10, related credit facilities that allowed DECP Holdings to issue up to $110 million in letters of credit were cancelled in September 2023.

In October 2023, Dominion Energy entered into a $2.25 billion 364-Day term loan facility which bears interest at a variable rate and will mature in October 2024 with the proceeds to be used for general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used for general corporate purposes, including to repay short-term and long-term debt. Dominion Energy is permitted to make up to three additional borrowings under the agreement through February 2024, at which point any unused capacity will cease to be available to Dominion Energy. Dominion Energy also has the ability through August 2024 to request an increase in the amount of this facility by up to an additional $500 million. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, PSNC and Questar Gas Transactions, following the repayment of the 364-day term loan facility entered into in January 2023, be applied to any outstanding borrowings under this facility. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2023, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$942	$10

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At September 30, 2023, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allows Virginia Power to issue up to $125 million in letters of credit and matures in January 2026. At September 30, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit.

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $200 million in letters of credit. At September 30, 2023, $70 million in letters of credit were issued and outstanding under this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In March 2023, Dominion Energy borrowed $450 million under its Sustainability Revolving Credit Agreement, which, as described in Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, matures in 2024 and bears interest at a variable rate with the proceeds used for general corporate purposes. In April 2023 Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. At September 30, 2023 and December 31, 2022, Dominion Energy’s Consolidated Balance Sheets include $900 million and $450 million, respectively, with respect to this facility. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes.

In March 2023, Virginia Power issued $750 million of 5.00% senior notes and $750 million of 5.45% senior notes that mature in 2033 and 2053, respectively.

In June 2023, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $160 million to new investors. All three series of bonds will bear interest at a coupon of 3.65% until October 2027, after which they will bear interest at a market rate to be determined at that time.

In August 2023, Virginia Power issued $400 million of 5.30% senior notes and $600 million of 5.70% senior notes that mature in 2033 and 2053, respectively.

In connection with the sale of Dominion Energy's interest in Cove Point, described further in Note 10, DECP Holdings' outstanding term loan balance of $2.2 billion was repaid in September 2023. This term loan was scheduled to mature in December 2024.

In October 2023, DESC issued $500 million of 6.25% first mortgage bonds that mature in 2053.

In November 2023, PSNC completed pricing and expects to issue through private placement in November 2023 $75 million of 6.16% and $75 million of 6.73% senior notes that will mature in 2033 and 2053, respectively.

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

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At September 30, 2023 and December 31, 2022, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $12 million ($7.292 per share) for the nine months ended September 30, 2022, on the Series A Preferred Stock. In addition, Dominion Energy recorded interest expense of $5 million and $7 million on the Series A Preferred Stock for the three and nine months ended September 30, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022. Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended September 30, 2023 and 2022 and $27 million ($34.875 per share) for both the nine months ended September 30, 2023 and 2022 on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for both the three months ended September 30, 2023 and 2022 and $33 million ($32.625 per share) for both the nine months ended September 30, 2023 and 2022 on the Series C Preferred Stock.

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

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $91 million from the issuance of 2 million shares of common stock for the nine months ended September 30, 2023 and $134 million from the issuance of 2 million shares of common stock for the nine months ended September 30, 2022, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans.

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

In October and November 2023, Virginia Power issued 39,455 shares of its common stock to Dominion Energy for $2.6 billion with the proceeds utilized to repay substantially all of the outstanding borrowings under Virginia Power’s intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.25 billion of common stock to Dominion Energy through the end of 2023 in order to maintain a common equity capitalization to total capitalization ratio of 52.10% through December 2024 in accordance with legislation enacted in Virginia in April 2023 as discussed in Note 13.

At-the-Market Program

In August 2020, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program as discussed in Note 20 to the Consolidated Financial Statements in the Companies’ Annual Report Form 10-K for the year ended December 31, 2022. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program in 2023 prior to its expiration in June 2023.

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

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2023, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 13 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022. In addition, Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2024 depending on receipt of final permits and approvals. At September 30, 2023 and December 31, 2022, Dominion Energy had $42 million and $47 million, respectively, and Virginia Power had $25 million at both periods, of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. In addition, certain legal matters which have been resolved are discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 include reserves of $3 million and $94 million, respectively, included in other current liabilities, and insurance receivables of $26 million and $68 million, respectively, included within other receivables. The balance at December 31, 2022 includes $68 million of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which were pending. During both the three and nine months ended September 30, 2023 and 2022, charges included in Dominion Energy's Consolidated Statements of Income were inconsequential.

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the nine months ended September 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy's Consolidated Statements of Income for the nine months ended September 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

Guarantees, Surety Bonds and Letters of Credit

At September 30, 2023, Dominion Energy had issued four guarantees related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at September 30, 2023, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At September 30, 2023, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,856
Nuclear obligations(2)	245
Solar(3)	217
Other(4)	1,199
Total(5)(6)	$4,517

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
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. At September 30, 2023, no amounts have been recorded related to this guarantee.

Additionally, at September 30, 2023, Dominion Energy had purchased $304 million of surety bonds, including $201 million at Virginia Power and $37 million related to entities held for sale, and authorized the issuance of letters of credit by financial institutions of $16 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

At September 30, 2023, Dominion Energy’s credit exposure totaled $205 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 86%. No single counterparty, whether investment grade or non-investment grade, exceeded $42 million of exposure. At September 30, 2023, Virginia Power’s exposure related to wholesale customers totaled $73 million. Of this amount, investment grade counterparties, including those internally rated, represented 67%. No single counterparty, whether investment grade or non-investment grade, exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power's derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $82 million and $38 million, respectively, as of September 30, 2023, and $140 million and $28 million, respectively, as of December 31, 2022. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy had posted collateral of $1 million at September 30, 2023, and both Dominion Energy and Virginia Power had posted $72 million at December 31, 2022, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. Virginia Power had no such collateral posted at September 30, 2023. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering $4 million and $20 million of fair value of derivative instruments in a liability position at September 30, 2023 and December 31, 2022, respectively. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $83 million and $38 million, respectively, as of September 30, 2023 and $212 million and $99 million, respectively, as of December 31, 2022, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $2 million and $56 million, respectively. At December 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $33 million and $31 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. At September 30, 2023 and December 31, 2022, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $447 million and $422 million, respectively. At September 30, 2023 and December 31, 2022, Virginia Power's amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $566 million and $518 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022
(millions)
Commodity purchases from affiliates	$146	$515	$463	$1,099
Services provided by affiliates(1)	149	125	441	378
Services provided to affiliates	7	4	15	13

(1)
Includes capitalized expenditures of $51 million and $44 million for the three months ended September 30, 2023 and 2022, respectively, and $151 million and $122 million for the nine months ended September 30, 2023 and 2022, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1.8 billion and $2.0 billion in short-term demand note borrowings from Dominion Energy as of September 30, 2023 and December 31, 2022, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2023 and December 31, 2022. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $27 million and $72 million for the three and nine months ended September 30, 2023, respectively, and inconsequential for the three and nine months ended September 30, 2022.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2023 and 2022. In October and November 2023, Virginia Power issued common stock to Dominion Energy as discussed in Note 16.

In January 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $4 million and $12 million for the three and nine months ended September 30, 2023, respectively, and $7 million and $19 million for the three and nine months ended September 30, 2022, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy's Consolidated Statements of Income, except for $(11) million and $(34) million for the three and nine months ended September 30, 2023, respectively, and $(11) million and $(32) million for the three and nine months ended September 30, 2022, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
(millions)
Service cost	$24	$35	$72	$106	$3	$5	$10	$16
Interest cost	111	83	332	250	15	11	46	34
Expected return on plan assets	(216)	(221)	(648)	(667)	(37)	(47)	(113)	(143)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(10)	(28)	(29)
Amortization of net actuarial (gain) loss	—	39	—	119	(1)	—	(4)	(1)
Curtailment(1)	—	—	—	—	—	(8)	—	(8)
Net periodic benefit (credit) cost	$(81)	$(64)	$(244)	$(192)	$(30)	$(49)	$(89)	$(131)

(1) 2022 amounts relate primarily to Dominion Energy's sale of Hope.

Employer Contributions

During the three and nine months ended September 30, 2023, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy is not required to make any contributions to its qualified defined benefit pension plans or to VEBAs associated with its other postretirement plans in 2023. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Note 21. Operating Segments

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments effective September 2023 is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Energy(2)	Nonregulated electric generation fleet(3)	X
(1)
Includes Virginia Power’s non-jurisdictional solar generation operations.
(2)
Includes renewable natural gas operations.
(3)
Includes solar generation facility development operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy effective September 2023 includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization, its noncontrolling interest in Wrangler (through March 2022) and Hope (through August 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, as well as the net impact of the operations included in the East Ohio, PSNC and Questar Gas Transactions, its noncontrolling interest in Cove Point and gas transmission and storage operations, including its noncontrolling interest in Atlantic Coast Pipeline, reported as discontinued operations which are discussed in Notes 3 and 10 as well as Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the nine months ended September 30, 2023, Dominion Energy reported after-tax net income of $26 million in the Corporate and Other segment, including $231 million of after-tax net income for specific items with $245 million of after-tax net income attributable to its operating segments. In the nine months ended September 30, 2022, Dominion Energy reported after-tax net expenses of $1.0 billion in the Corporate and Other segment, including $1.0 billion of after-tax net expenses for specific items with $1.9 billion of after-tax net expenses attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $335 million ($255 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy;
•
A $183 million ($142 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($124 million after-tax); and
•
Dominion Energy Virginia ($18 million after-tax);
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

•
Contracted Energy ($465 million after-tax); and
•
Dominion Energy Virginia ($71 million after-tax);
•
A $649 million ($513 million after-tax) loss associated with the sale of Kewaunee, attributable to Contracted Energy;
•
A $391 million ($296 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy;
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

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2023
Total revenue from external customers	$2,649	$944	$226	$(9)	$—	$3,810
Intersegment revenue	(4)	1	6	231	(234)	—
Total operating revenue	2,645	945	232	222	(234)	3,810
Net loss from discontinued operations	—	—	—	(554)	—	(554)
Net income (loss) attributable to Dominion Energy	532	143	54	(566)	—	163
Three Months Ended September 30, 2022
Total revenue from external customers	$2,870	$915	$240	$(62)	$—	$3,963
Intersegment revenue	(5)	2	5	206	(208)	—
Total operating revenue	2,865	917	245	144	(208)	3,963
Net income from discontinued operations	—	—	—	152	—	152
Net income (loss) attributable to Dominion Energy	618	175	65	(80)	—	778
Nine Months Ended September 30, 2023
Total revenue from external customers	$7,285	$2,559	$660	$355	$—	$10,859
Intersegment revenue	(5)	4	14	691	(704)	—
Total operating revenue	7,280	2,563	674	1,046	(704)	10,859
Net loss from discontinued operations	—	—	—	(105)	—	(105)
Net income attributable to Dominion Energy	1,308	302	123	26	—	1,759
Nine Months Ended September 30, 2022
Total revenue from external customers	$7,212	$2,525	$645	$(247)	$—	$10,135
Intersegment revenue	(12)	6	15	625	(634)	—
Total operating revenue	7,200	2,531	660	378	(634)	10,135
Net income from discontinued operations	—	—	—	775	—	775
Net income (loss) attributable to Dominion Energy	1,576	408	95	(1,043)	—	1,036

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

In the nine months ended September 30, 2023, Virginia Power reported after-tax net expenses of $150 million in the Corporate and Other segment, including $156 million of after-tax net expenses for specific items with $154 million of after-tax net expenses attributable to its operating segment. In the nine months ended September 30, 2022, Virginia Power reported after-tax net expenses of $601 million in the Corporate and Other segment, including $641 million of after-tax net expenses for specific items with $635 million of after-tax net expenses attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2023 primarily related to the impact of the following items:

•
A $183 million ($136 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•
A $36 million ($27 million after-tax) charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023; and
•
A $24 million ($18 million after-tax) gain related to investments in nuclear decommissioning trust funds.

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
•
A $94 million ($70 million after-tax) charge associated with storm damage and service restoration in its service territory; and
•
A $60 million ($45 million after-tax) charge for dismantling costs associated with certain retired electric generation facilities.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2023
Operating revenue	$2,645	$—	$2,645
Net income (loss)	532	(59)	473
Three Months Ended September 30, 2022
Operating revenue	$2,865	$10	$2,875
Net income (loss)	618	(47)	571
Nine Months Ended September 30, 2023
Operating revenue	$7,280	$—	$7,280
Net income (loss)	1,308	(150)	1,158
Nine Months Ended September 30, 2022
Operating revenue	$7,200	$17	$7,217
Net income (loss)	1,576	(601)	975

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
•
The expected timing and likelihood of the completion of any or all of the East Ohio, PSNC and Questar Gas Transactions, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such approvals;
•
Adverse outcomes in litigation matters or regulatory proceedings;
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 and Part II. Item 1A. Risk Factors in this report.

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

Accounting Matters

As of September 30, 2023, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset and equity method investment impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2023	2022	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$163	$778	$(615)
Diluted EPS	0.17	0.91	(0.74)
Year-To-Date
Net income attributable to Dominion Energy	$1,759	$1,036	$723
Diluted EPS	2.03	1.17	0.86

Overview

Third Quarter 2023 vs. 2022

Net income attributable to Dominion Energy decreased 79%, primarily due to a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale and a decrease from the impact of 2023 Virginia legislation, partially offset by a gain on the sale of Dominion Energy's remaining noncontrolling interest in Cove Point and increased unrealized gains on economic hedging activities.

Year-To-Date 2023 vs. 2022

Net income attributable to Dominion Energy increased 70%, primarily due to the absences of a loss associated with the sale of Kewaunee, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds, a gain on the sale of Dominion Energy's remaining noncontrolling interest in Cove Point, increased unrealized gains on economic hedging activities and a decrease in storm damage and service restoration costs. These increases were partially offset by a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, a charge associated with the impairment of a corporate office building, a decrease in sales to electric utility customers attributable to weather and a decrease from the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Operating revenue	$3,810	$3,963	$(153)	$10,859	$10,135	$724
Electric fuel and other energy-related purchases	1,049	1,217	(168)	3,010	2,625	385
Purchased electric capacity	19	16	3	42	45	(3)
Purchased gas	40	91	(51)	212	331	(119)
Other operations and maintenance	848	849	(1)	2,365	2,589	(224)
Depreciation, depletion and amortization	663	630	33	1,884	1,832	52
Other taxes	162	172	(10)	517	531	(14)
Impairment of assets and other charges (benefits)	(6)	20	(26)	136	425	(289)
Losses (gains) on sales of assets	—	(27)	27	(23)	581	(604)
Other income (expense)	56	61	(5)	646	(181)	827
Interest and related charges	192	360	(168)	1,066	673	393
Income tax expense	182	70	112	432	61	371
Net income (loss) from discontinued operations including noncontrolling interests	(554)	152	(706)	(105)	775	(880)

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2023 vs. 2022

Operating revenue decreased 4%, primarily reflecting:

•
A $213 million decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers ($168 million) and a decrease in commodity costs associated with sales to gas utility customers ($45 million);
•
A $110 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation; and
•
A $14 million decrease from the sale of Hope.

These decreases were partially offset by:

•
A $107 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($199 million);
•
A $103 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $25 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days; and
•
A $18 million increase in sales to electric utility retail customers associated with growth.

Electric fuel and other energy-related purchases decreased 14%, primarily due to lower commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Purchased gas decreased 56%, primarily due to a decrease in commodity costs for gas utility operations, which are offset in operating revenue and do not impact net income.

Other operations and maintenance remained substantially consistent, primarily due to a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($60 million), partially offset by an increase in storm damage and restoration costs in Virginia Power’s service territory ($27 million) and an increase from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation ($15 million).

Impairment of assets and other charges decreased $26 million, primarily due to a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power.

Gains on sales of assets decreased $27 million, primarily due to the absence of a gain on the transfer of certain non-utility property in South Carolina.

Interest and related charges decreased 47%, primarily due to unrealized gains in 2023 compared to unrealized losses in 2022 associated with freestanding derivatives ($308 million), partially offset by increased commercial paper and long-term debt borrowings ($53 million), higher interest rates on commercial paper and long-term debt ($47 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($33 million) and the absence of benefits associated with the early redemption of certain securities in the third quarter of 2022 ($17 million).

Income tax expense increased $112 million, primarily due to higher pre-tax income ($35 million), an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy’s 50% noncontrolling interest in Cove Point ($29 million), lower interim period allocation of investment tax credits ($29 million) and increased consolidated state deferred income taxes on pre-tax gains from nuclear decommissioning trusts and economic hedges ($15 million).

Net income from discontinued operations including noncontrolling interests decreased $706 million, primarily due to charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed ($939 million), unrealized losses in 2023 compared to unrealized gains in 2022 on interest rate derivatives for economic hedging of debt secured by Dominion Energy's interest in Cove Point ($72 million) and a decrease in equity method earnings from the sale of Dominion Energy's noncontrolling interest in Cove Point ($29 million), partially offset by the gain on the sale of Dominion Energy's remaining noncontrolling interest in Cove Point ($348 million).

Year-To-Date 2023 vs. 2022

Operating revenue increased 7%, primarily reflecting:

•
An $862 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($1.1 billion);
•
A $277 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($354 million) and a decrease in commodity costs associated with sales to gas utility customers ($77 million);
•
A $158 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $90 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $42 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $181 million decrease in sales to electric utility retail customers, primarily due to a decrease in heating degree days during the heating season ($117 million) and a decrease in cooling degree days during the cooling season ($64 million);
•
A $128 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•
A $110 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $109 million decrease from the sale of Hope; and
•
A $74 million decrease from unplanned outages ($61 million) and planned outages ($13 million) at Millstone.

Electric fuel and other energy-related purchases increased 15%, primarily due to higher commodity costs for electric utilities ($354 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($63 million), which are offset in operating revenue and do not impact net income.

Purchased gas decreased 36%, primarily due to a decrease in commodity costs for gas utility operations ($77 million), which are offset in operating revenue and do not impact net income and a decrease from the sale of Hope ($43 million).

Other operations and maintenance decreased 9%, primarily due to a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($163 million), a decrease in storm damage and restoration costs in Virginia Power’s service territory ($84 million) and a decrease from the sale of Hope ($25 million), partially offset by an increase in outside services ($38 million), an increase in salaries, wages and benefits ($16 million) and an increase from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation ($15 million).

Depreciation, depletion and amortization increased 3%, primarily due to various projects being placed into service ($80 million), partially offset by a decrease due to the impairment of certain nonregulated solar generation facilities in 2022 ($26 million).

Impairment of assets and other charges decreased 68%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($70 million), partially offset by the impairment of a corporate office building ($96 million) and a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Gains on sales of assets increased $604 million, primarily due to the absence of a loss associated with the sale of Kewaunee ($649 million), partially offset by the absence of a gain on the contribution of certain privatization operations to Dominion Privatization ($23 million).

Other income increased $827 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 58%, primarily due to higher interest rates on commercial paper and long-term debt ($148 million), increased commercial paper and long-term debt borrowings ($133 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($110 million), lower premiums received on interest rate derivatives ($39 million), lower unrealized gains in 2023 compared to 2022 associated with freestanding derivatives ($28 million) and the absence of benefits associated with the early redemption of certain securities in the third quarter of 2022 ($17 million), partially offset by decreased interest expense associated with rider deferrals ($30 million).

Income tax expense increased $371 million, primarily due to higher pre-tax income ($480 million) and an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy’s 50% noncontrolling interest in Cove Point ($29 million), partially offset by the absence of a charge on the sale of Hope’s stock ($90 million) and decreased consolidated state deferred income taxes on pre-tax gains from nuclear decommissioning trusts and economic hedges ($16 million).

Net income from discontinued operations including noncontrolling interests decreased $880 million, primarily due to charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed ($939 million), lower unrealized gains in 2023 compared to 2022 on interest rate derivatives for economic hedging of debt secured by Dominion Energy's interest in Cove Point ($179 million), higher interest rates on variable rate debt secured by Dominion Energy's interest in Cove Point ($39 million), an increase in interest expense primarily associated with debt issuances in 2022 ($27 million), the absence of a gain associated with the Q-Pipe Group for the finalization of the working capital adjustment in the first quarter of 2022 ($20 million) and an impairment charge of certain nonregulated solar assets ($11 million), partially offset by the gain on the sale of Dominion Energy's remaining noncontrolling interest in Cove Point ($348 million) and an increase following the approved base rate case for Questar Gas ($29 million).

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Net income	$473	$571	$(98)	$1,158	$975	$183

Overview

Third Quarter 2023 vs. 2022

Net income decreased 17%, primarily due to the impact of 2023 Virginia legislation.

Year-To-Date 2023 vs. 2022

Net income increased 19%, primarily due to the absences of a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses as well as an increase in net investment earnings on nuclear decommissioning trust funds and a decrease in storm damage and service restoration costs, partially offset by a decrease in sales to electric utility customers attributable to weather and the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions)
Operating revenue	$2,645	$2,875	$(230)	$7,280	$7,217	$63
Electric fuel and other energy-related purchases	736	981	(245)	2,241	2,030	211
Purchased electric capacity	15	11	4	33	33	—
Other operations and maintenance	532	531	1	1,416	1,579	(163)
Depreciation and amortization	488	451	37	1,367	1,305	62
Other taxes	71	80	(9)	223	238	(15)
Impairment of assets and other charges (benefits)	(15)	19	(34)	30	432	(402)
Other income (expense)	(1)	3	(4)	83	(37)	120
Interest and related charges	215	168	47	578	461	117
Income tax expense	129	66	63	317	127	190

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2023 vs. 2022

Operating revenue decreased 8%, primarily reflecting:

•
A $243 million decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers;
•
A $110 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation; partially offset by
•
A $103 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $16 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges; and
•
A $14 million increase in sales to electric utility retail customers associated with economic and other usage factors.

Electric fuel and other energy-related purchases decreased 25%, primarily due to lower commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance remained substantially consistent, primarily due to a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($60 million), partially offset by an increase in storm damage and restoration costs ($27 million), an increase in salaries, wages and benefits and administrative costs ($26 million), an increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation ($15 million) and an increase in bad debt expense ($10 million).

Impairment of assets and other charges decreased $34 million, primarily due to a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities.

Interest and related charges increased 28%, primarily due to increased commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($42 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($11 million), partially offset by decreased interest expense associated with rider deferrals ($11 million).

Income tax expense increased 95%, primarily due to lower interim period allocation of investment tax credits.

Year-To-Date 2023 vs. 2022

Operating revenue increased 1%, primarily reflecting:

•
A $175 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers;
•
A $158 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $103 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $19 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $140 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($91 million) and a decrease in cooling degree days during the cooling season ($49 million);
•
A $110 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
An $89 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges; and
•
A $13 million decrease in PJM off-system sales.

Electric fuel and other energy-related purchases increased 10%, primarily due to higher commodity costs for electric utilities ($175 million) and an increase in the use of purchased renewable energy credits ($63 million), partially offset by a $13 million decrease in PJM off-system sales, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 10%, primarily due to a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($163 million) and a decrease in storm damage and restoration costs ($84 million), partially offset by an increase in salaries, wages and benefits and administrative costs ($43 million), an increase in outside services ($34 million) and an increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation ($15 million).

Impairment of assets and other charges decreased 93%, primarily due to the absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million), the absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million) and a net decrease in dismantling costs and other activities associated with certain retired electric generation facilities ($70 million), partially offset by a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Other income increased $120 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 25%, primarily due to increased commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($114 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($33 million), partially offset by decreased interest expense associated with rider deferrals ($30 million).

Income tax expense increased $190 million, primarily due to higher pre-tax income ($100 million) and lower interim period allocation of investment tax credits ($97 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. In September 2023, Dominion Energy revised its operating segments subsequent to entering agreements for the East Ohio, PSNC and Questar Gas Transactions as well as completing the sale of its noncontrolling interest in Cove Point. See Notes 1 and 21 to the Consolidated Financial Statements for more information. The historical information presented herein has been recast to reflect the current segment presentation. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2023	2022	$ Change	2023	2022	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$532	$618	$(86)	$0.64	$0.74	$(0.10)
Dominion Energy South Carolina	143	175	(32)	0.17	0.21	(0.04)
Contracted Energy	54	65	(11)	0.06	0.08	(0.02)
Corporate and Other	(566)	(80)	(486)	(0.70)	(0.12)	(0.58)
Consolidated	$163	$778	$(615)	$0.17	$0.91	$(0.74)

Year-To-Date
Dominion Energy Virginia	$1,308	$1,576	$(268)	$1.56	$1.92	$(0.36)
Dominion Energy South Carolina	302	408	(106)	0.36	0.50	(0.14)
Contracted Energy	123	95	28	0.15	0.12	0.03
Corporate and Other	26	(1,043)	1,069	(0.04)	(1.37)	1.33
Consolidated	$1,759	$1,036	$723	$2.03	$1.17	$0.86

(1) Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity delivered (million MWh)	24.7	24.9	(1)%	68.2	67.9	—%
Electricity supplied (million MWh):
Utility	25.8	25.0	3	68.3	68.1	—
Non-Jurisdictional	0.5	0.5	—	1.4	1.3	8
Degree days (electric distribution and utility service area):
Cooling	1,224	1,222	—	1,585	1,735	(9)
Heating	2	17	(88)	1,677	2,209	(24)
Average electric distribution customer accounts (thousands)	2,756	2,727	1	2,748	2,721	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$3	$—	$(106)	$(0.13)
Customer usage and other factors	17	0.02	92	0.11
Customer-elected rate impacts	12	0.01	(66)	(0.08)
Impact of 2023 Virginia legislation	(76)	(0.09)	(86)	(0.10)
Rider equity return	34	0.04	83	0.10
Storm damage and restoration costs	(11)	(0.01)	2	—
Depreciation and amortization	(8)	(0.01)	(20)	(0.02)
Renewable energy investment tax credits	(24)	(0.03)	(77)	(0.09)
Interest expense, net	(17)	(0.02)	(40)	(0.05)
Other	(16)	(0.01)	(50)	(0.07)
Share dilution	—	—	—	(0.03)
Change in net income contribution	$(86)	$(0.10)	$(268)	$(0.36)

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity delivered (million MWh)	6.6	6.6	—%	16.8	17.7	(5%)
Electricity supplied (million MWh)	6.9	6.9	—	17.6	18.6	(5)
Degree days (electric distribution service areas):
Cooling	609	514	18	723	767	(6)
Heating	—	—	—	484	783	(38)
Gas distribution throughput (bcf):
Sales	15	15	—	48	50	(4)
Average distribution customer accounts (thousands):
Electric	796	779	2	789	776	2
Gas	446	428	4	441	425	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$14	$0.02	$(31)	$(0.04)
Customer usage and other factors	(2)	—	8	0.01
Customer-elected rate impacts	(11)	(0.01)	(29)	(0.04)
Base rate case & Natural Gas Rate Stabilization Act impacts	1	—	7	0.01
Capital cost rider	(2)	—	(6)	(0.01)
Gains on sales of property	(15)	(0.02)	(27)	(0.03)
Depreciation and amortization	(6)	(0.01)	(13)	(0.02)
Interest expense, net	(6)	(0.01)	(20)	(0.02)
Other	(5)	(0.01)	5	0.01
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(32)	$(0.04)	$(106)	$(0.14)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy's operations:

	Third Quarter			Year-To-Date
	2023	2022	% Change	2023	2022	% Change
Electricity supplied (million MWh)	4.6	5.0	(8%)	11.6	13.0	(11)%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy's net income contribution:

	Third Quarter 2023 vs. 2022 Increase (Decrease)		Year-To-Date 2023 vs. 2022 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$(9)	$(0.01)	$13	$0.02
Planned outage costs(1)	(3)	—	3	—
Unplanned outage costs(1)	—	—	(2)	—
Depreciation and amortization	6	0.01	17	0.02
Other	(5)	(0.02)	(3)	(0.01)
Share dilution	—	—	—	—
Change in net income contribution	$(11)	$(0.02)	$28	$0.03

(1)
Excludes earnings impact from lower energy margins associated with a Millstone outage.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2023	2022	$ Change	2023	2022	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(125)	$(251)	$126	$245	$(1,909)	$2,154
Specific items attributable to Corporate and Other segment	(379)	182	(561)	(14)	896	(910)
Total specific items	(504)	(69)	(435)	231	(1,013)	1,244
Other corporate and other operations:
Interest expense, net	(140)	(77)	(63)	(390)	(239)	(151)
Other	78	66	12	185	209	(24)
Total other corporate and other operations	(62)	(11)	(51)	(205)	(30)	(175)
Total net income (expense)	$(566)	$(80)	$(486)	$26	$(1,043)	$1,069
EPS impact	$(0.70)	$(0.12)	$(0.58)	$(0.04)	$(1.37)	$1.33

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments' performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2023, other than the effects of required interim period provision for income taxes, this primarily included a $939 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed, $385 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point, including the gain on sale, and a $218 million after-tax benefit for derivative mark-to-market changes. For the nine months ended September 30, 2023, other than the effects of required interim period provision for income taxes, this primarily included a $939 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed, $834 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point, including the gain on sale, a $209 million after-tax benefit for derivative mark-to-market changes and a $71 million after-tax charge associated with the impairment of a corporate office building.

For the three months ended September 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included $152 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point. For the nine months ended September 30, 2022, other than the effects of required interim period provision for income taxes, this primarily included $775 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point, a $228 million after-tax benefit for derivative mark-to-market changes and an $82 million loss associated with the sale of Hope.

Outlook

As of September 30, 2023, other than the following matters there have been no material changes to Dominion Energy’s 2023 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. As discussed in Future Issues and Other Matters, legislation enacted in Virginia in April 2023 is expected to decrease Dominion Energy’s 2023 net income for riders combined into base rates effective July 2023. In addition, Dominion Energy's 2023 net income increased for the gain on sale of its noncontrolling interest in Cove Point completed in September 2023 which will be partially offset by the absence of future earnings from Cove Point.

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

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2023	2022
(millions)
Cash, restricted cash and equivalents at January 1	$341	$408
Cash flows provided by (used in):
Operating activities	5,186	2,671
Investing activities	(4,091)	(4,519)
Financing activities	(1,189)	1,780
Net increase (decrease) in cash, restricted cash and equivalents	(94)	(68)
Cash, restricted cash and equivalents at September 30	$247	$340

Operating Cash Flows

Net cash provided by Dominion Energy's operating activities increased $2.5 billion, inclusive of a $377 million decrease from discontinued operations. Net cash provided by continuing operations increased $2.9 billion primarily due to higher deferred fuel and purchased gas cost recoveries ($2.3 billion), lower margin deposits ($470 million), a decrease in refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($296 million) and a $247 million increase primarily due to lower income tax payments, partially offset by an increase in interest payments driven by higher interest rates and borrowings ($377 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $428 million, primarily due to net proceeds from the sale of the remaining noncontrolling interest in Cove Point ($3.3 billion) and lower acquisitions of solar development projects ($125 million), substantially offset by an increase in plant construction and other property additions ($1.9 billion), the absence of net proceeds from the sale of Hope ($722 million), a decrease in proceeds from the sale of assets and equity method investments ($114 million), the absence of withdrawals from Kewaunee's nuclear decommissioning trust ($80 million) and increased contributions to equity method affiliates ($45 million).

Financing Cash Flows

Net cash used in Dominion Energy’s financing activities was $1.2 billion for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $1.8 billion for the nine months ended September 30, 2022. This change is primarily due to a $5.4 billion decrease due to net repayments of long-term debt in 2023 versus net issuances in 2022, the absence of the settlement of the stock purchase contract component of the 2019 Equity Units in 2022 ($1.6 billion) and lower net issuances of short-term debt ($267 million), partially offset by the net borrowings on the 364-day term loan facility ($2.7 billion) and the absence of the redemption of Series A Preferred Stock in 2022 ($1.6 billion).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the nine months ended September 30, 2023.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At September 30, 2023, Dominion Energy had $2.6 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2023, Dominion Energy’s Consolidated Balance Sheets include $423 million with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bore interest at a variable rate and were scheduled to mature in July 2024 with the proceeds to be used to repay existing long-term debt and/or short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy was permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity would cease to be available to Dominion Energy. The agreements contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities. In September 2023, Dominion Energy repaid the $750 million borrowing with after-tax proceeds from the sale of Dominion Energy’s noncontrolling interest in Cove Point, as discussed in Note 10. Subsequently in September 2023, Dominion Energy borrowed $225 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. In October 2023, Dominion Energy repaid the $225 million borrowing and terminated the facilities along with any remaining unused commitments.

In October 2023, Dominion Energy entered into a $2.25 billion 364-Day term loan facility which bears interest at a variable rate and will mature in October 2024 with the proceeds to be used for general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used for general corporate purposes, including to repay short-term and long-term debt. Dominion Energy is permitted to make up to three additional borrowings under the agreement through February 2024, at which point any unused capacity will cease to be available to Dominion Energy. Dominion Energy also has the ability through August 2024 to request an increase in the amount of this facility by up to an additional $500 million. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, PSNC and Questar Gas Transactions, following the repayment of the 364-day term loan facility entered into in January 2023, be applied to any outstanding borrowings under this facility. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a $900 million Sustainability Revolving Credit Agreement which matures in 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. At September 30, 2023, Dominion Energy had $900 million borrowed, $450 million to support environmental sustainability and social investment initiatives and $450 million for general corporate purposes. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes.

Issuances and Borrowings of Long-Term Debt

During the nine months ended September 30, 2023, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
March	Senior notes	Public	Virginia Power	$750	5.000%	2033
March	Senior notes	Public	Virginia Power	750	5.450%	2053
August	Senior notes	Public	Virginia Power	400	5.300%	2033
August	Senior notes	Public	Virginia Power	600	5.700%	2053
Total issuances and borrowings				$2,500

In October 2023, DESC issued $500 million of 6.25% first mortgage bonds that mature in 2053.

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

The following long-term debt was repaid, repurchased or redeemed during the nine months ended September 30, 2023:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2023		Multiple	$2,818	various
Early redemptions
September	Term loan	DECP Holdings	$2,247	variable	2024
Total repayments, repurchases and redemptions			$5,065
(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

As discussed in Note 10 to the Consolidated Financial Statements in this report, DECP Holding's term loan secured by its noncontrolling interest in Cove Point was repaid in connection with Dominion Energy's sale of its 50% noncontrolling limited partnership interest in Cove Point to BHE in September 2023.

Remarketing of Long-Term Debt

In June 2023, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $160 million to new investors. All three series of bonds will bear interest at a coupon of 3.65% until October 2027, after which they will bear interest at a market rate to be determined at that time. Dominion Energy does not expect to remarket any other long-term debt in 2023.

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

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2023, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022, there is a discussion of Dominion Energy’s existing equity financing programs, including an at-the-market program and Dominion Energy Direct®. During the nine months ended September 30, 2023, Dominion Energy issued $91 million of stock through these programs. Dominion Energy's at-the-market program expired in June 2023. See Note 16 to the Consolidated Financial Statements in this report for additional information.

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

As of September 30, 2023, there have been no material changes to the Board of Directors authorization to repurchase Dominion Energy stock, or the remaining available capacity under this authorization, disclosed in the Repurchases of Equity Securities section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Dominion Energy has not repurchased through September 30, 2023 and does not plan to repurchase in the remainder of 2023 any shares of its common stock, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Capital Expenditures

As of September 30, 2023, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of September 30, 2023, there have been no material changes to the subsidiary dividend restrictions disclosed in the Dividends section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Collateral and Credit Risk

As of September 30, 2023, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at September 30, 2023 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$145	$—	$145
Non-investment grade(2)	10	—	10
No external ratings:
Internally rated—investment grade(3)	37	6	31
Internally rated—non-investment grade(4)	19	—	19
Total(5)	$211	$6	$205

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

Other Material Cash Requirements

As of September 30, 2023, there have been no material changes outside of the ordinary course of business to Dominion Energy’s other material cash requirements included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2022. Such obligations include:

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

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. In April 2023, the legislative process in Virginia was substantially completed resulting in new legislation which shifts $350 million of annual revenue requirement for costs recovered through riders into base rates effective July 2023, eliminates the ability of Virginia Power to utilize CCROs and adjusts the parameters for determining an authorized ROE and revenue sharing. In addition, new legislation allows Virginia Power to apply for the securitization of certain deferred fuel costs as well as seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In September 2023, Dominion Energy entered agreements to sell East Ohio, PSNC, Questar Gas and Wexpro to Enbridge and completed the sale of its 50% noncontrolling limited partner interest in Cove Point to BHE under the agreement signed in July 2023 as discussed in Notes 3 and 10 to the Consolidated Financial Statements in this report. Dominion Energy is evaluating a potential divestiture of a noncontrolling equity interest in the CVOW Commercial Project as the final strategic component of the on-going business review. While the ultimate impacts cannot be estimated until the review is completed, which is expected to occur by the end of 2023 or early 2024, implementation of recommendations resulting from the business review could have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows.

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

Dominion Energy Virginia – CVOW Commercial Project

In October 2023, Virginia Power received a record of decision from the Bureau of Ocean Management for construction of the CVOW Commercial Project. As a result, Virginia Power commenced major onshore construction activities in November 2023 and anticipates commencing major offshore construction activities in the first half of 2024. The project is expected to be placed in service by the end of 2026 at a total cost of approximately $10 billion, excluding financing costs. Virginia Power’s estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $75-85/MWh.

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

Federal Income Tax Laws

In April 2023, the IRS issued safe harbor guidance to taxpayers on the treatment of amounts paid to repair, maintain, replace, or improve natural gas distribution property, including whether expenditures should be deducted as repairs or capitalized and depreciated on tax returns. The guidance includes safe harbor tax accounting methods which a taxpayer may choose to elect and provides special transition rules and incentives that vary depending on which tax year is the year of change. Dominion Energy is evaluating this new guidance and while it cannot currently estimate the potential financial statement impacts, it does not expect a material impact to its results of operations, financial condition and/or cash flows based on its expectation that the East Ohio, PSNC and Questar Gas Transactions will close in 2024.

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

Southeast Energy Exchange Market

In July 2023, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain of FERC’s previous orders authorizing the SEEM market, including the tariff amendments to provide transmission service for transactions in SEEM. Until FERC takes further action, Dominion Energy is unable to estimate the potential financial statement impacts.

Dominion Energy South Carolina - Nuclear Operating License

In August 2023, DESC filed an application with the NRC to renew the operating license for Unit 1 at Summer for an additional 20 years. Under its current license, the nuclear unit is allowed to generate electricity through 2042. A relicensing would extend its life through 2062. The existing regulatory framework in South Carolina provides a rate recovery mechanism for costs incurred on the relicensing process.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $77 million and $52 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of September 30, 2023 and December 31, 2022, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $25 million in the fair value of Virginia Power’s commodity-based derivative instruments as of both September 30, 2023 and December 31, 2022.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $44 million and $37 million decrease in earnings at September 30, 2023 and December 31, 2022, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $15 million and $14 million decrease in earnings at September 30, 2023 or December 31, 2022, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of September 30, 2023, Dominion Energy and Virginia Power had $10.4 billion and $2.8 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $242 million and $118 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at September 30, 2023. As of December 31, 2022, Dominion Energy and Virginia Power had $12.7 billion and $3.6 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $274 million and $156 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2022.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of September 30, 2023 and December 31, 2022, Dominion Energy had €2.4 billion and €2.9 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $239 million and $284 million in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2023 and December 31, 2022, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $409 million for the nine months ended September 30, 2023, and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $1.2 billion and $888 million for the nine months ended September 30, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $14 million, $253 million and $196 million for the nine months ended September 30, 2023, nine months ended September 30, 2022 and the year ended December 31, 2022, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning trust investments of $206 million for the nine months ended September 30, 2023, and net investment losses (including investment income) on nuclear decommissioning trust investments of $593 million and $426 million for the nine months ended September 30, 2022 and the year ended December 31, 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $8 million, $137 million and $106 million for the nine months ended September 30, 2023, nine months ended September 30, 2022 and the year ended December 31, 2022, respectively.

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

Dominion Energy may be unable to complete one or all the proposed sales of certain regulated gas distribution operations to Enbridge under the current terms and/or expected timing. The ability of Dominion Energy to complete the East Ohio, PSNC and Questar Gas Transactions, each of which are not conditioned upon the completion of the others, is dependent upon receiving clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and applicable state utility commissions, including the North Carolina, Utah and Wyoming Commissions, as well as other customary closing and regulatory conditions. The ability to obtain the requisite regulatory approvals for each sale as well as the timing of such approvals is outside of Dominion Energy’s control. In addition, the terms and conditions associated with such approvals may result in additional requirements or obligations which may be burdensome or potentially result in the inability to complete one or all of the proposed sales under the current terms and/or expected timing. Such events could negatively impact Dominion Energy’s ability to implement certain of the recommendations in connection with the comprehensive business review announced in November 2022 as well as have a material adverse effect on Dominion Energy’s reputation, its financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
7/1/23 - 7/31/23	1,059	$51.79	—	$ 0.92 billion
8/1/23 - 8/31/23	6,594	52.30	—	0.92 billion
9/1/23 - 9/30/23	95	47.88	—	0.92 billion
Total	7,748	$52.18	—	$ 0.92 billion

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

On November 2, 2023, Virginia Power issued 8,256 shares of its common stock to Dominion Energy, the sole holder of Virginia Power’s common stock, for an aggregate purchase price of approximately $539 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Virginia Power used the proceeds from the sale of the shares to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing Virginia Power to issue up to $3.25 billion of common stock to Dominion Energy through the end of 2023 in order to maintain a common equity capitalization to total capitalization ratio of 52.10% in accordance with legislation enacted in Virginia in April 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

2.1	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Elephant Holdings, LLC (Exhibit 2.1, Form 8-K filed September 5, 2023, File No. 1-8489).	X

2.2	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Parrot Holdings, LLC (Exhibit 2.2, Form 8-K filed September 5, 2023, File No. 1-8489).	X

2.3	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Quail Holdings, LLC (Exhibit 2.3, Form 8-K filed September 5, 2023, File No. 1-8489).	X

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective May 10, 2023 (Exhibit 3.1, Form 8-K filed May 11, 2023, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.2, Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.3, Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated August 1, 2023 (Exhibit 4.2, Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated August 1, 2023 (Exhibit 4.3, Form 8-K filed August 10, 2023, File No. 000-55337).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 8, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 8, 2023	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer