Form 10-K
period 2023-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2024-02-23
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy, Inc. was approximately $43.3 billion based on the closing price of Dominion Energy, Inc.’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy, Inc.’s most recently completed second fiscal quarter. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company common stock. At February 19, 2024, Dominion Energy, Inc. had 837,443,257 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy, Inc.’s 2024 Proxy Statement are incorporated by reference in Part III.

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

2024 Proxy Statement	Dominion Energy 2024 Proxy Statement, File No. 001-08489
2025 Biennial Review

Future Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2023 and ending December 31, 2024 and prospective rate base setting for the succeeding annual periods beginning January 1, 2026 and ending December 31, 2027

ABO	Accumulated benefit obligation
ACE Rule	Affordable Clean Energy Rule
AES	The legal entity The AES Corporation, one or more of its consolidated subsidiaries, or the entirety of The AES Corporation and its consolidated subsidiaries
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AMI	Advanced Metering Infrastructure
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Bear Garden	A 622 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
BHE

The legal entity, Berkshire Hathaway Energy Company, one or more of its consolidated subsidiaries (including Eastern Energy Gas Holdings, LLC, Northeast Midstream Partners, LP and Cove Point effective November 2020), or the entirety of Berkshire Hathaway Energy Company and its consolidated subsidiaries

Birdseye	Birdseye Renewable Energy, LLC
BLS Industry Average OSHA Recordable Rate

An average of the OSHA Recordable Rate published by the Bureau of Labor Statistics for electric power generation, transmission and distribution (NAICS code 2211) and natural gas distribution (NAICS code 2212)

BOEM	Bureau of Ocean Energy Management
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEA	Commodity Exchange Act
CEO	Chief Executive Officer

Abbreviation or Acronym	Definition
CEP	Capital Expenditure Program, as established by House Bill 95, Ohio legislation enacted in 2011, deployed by East Ohio to recover certain costs associated with capital investment
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFIUS	The Committee on Foreign Investment in the U.S.
CFO	Chief Financial Officer
CH4	Methane
Clearway

The legal entity, Clearway Energy, Inc. (a subsidiary of Global Infrastructure Partners), one or more of its consolidated subsidiaries, or the entirety of Clearway Energy, Inc. and its consolidated subsidiaries

CNG	Consolidated Natural Gas Company
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment, formerly known as the Contracted Assets operating segment
COO	Chief Operating Officer
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

DECGS	Carolina Gas Services, Inc. (formerly known as Dominion Energy Carolina Gas Services, Inc.)
DECP Holdings	The legal entity DECP Holdings, Inc., which held Dominion Energy’s noncontrolling interest in Cove Point (through September 2023)
DEQPS	MountainWest Pipeline Services, Inc. (formerly known as Dominion Energy Questar Pipeline Services, Inc.)
DES	Dominion Energy Services, Inc.
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

Abbreviation or Acronym	Definition
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

EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
ESA Excess Tax Benefits	Endangered Species Act Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FILOT	Fee in lieu of taxes
Fitch	Fitch Ratings Ltd.
Four Brothers	Four Brothers Solar, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Four Brothers Holdings, LLC, a subsidiary of Clearway
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Granite Mountain	Granite Mountain Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Granite Mountain Renewables, LLC, a subsidiary of Clearway
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,605 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia

Abbreviation or Acronym	Definition
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

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia through August 2022
Hopewell	Polyester biomass power station
Idaho Commission	Idaho Public Utilities Commission
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
Iron Springs	Iron Springs Holdings, LLC, a limited liability company owned by Dominion Energy (through December 2021) and Iron Springs Renewables, LLC, a subsidiary of Clearway
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
JAX LNG	JAX LNG, LLC, an LNG supplier in Florida serving the marine and LNG markets
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
July 2016 hybrids	Dominion Energy’s 2016 Series A Enhanced Junior Subordinated Notes due 2076
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIFO	Last-in-first-out inventory method
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGL	Natural gas liquid
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Anna	North Anna nuclear power station

Abbreviation or Acronym	Definition
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Health and Safety Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
OSWP	OSW Project LLC, a proposed limited liability company to be owned by Virginia Power at formation and subsequently owned by Virginia Power and Stonepeak
ozone season	The period May 1st through September 30th, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PFAS	Per- and polyfluorinated substances, a group of widely used chemicals that break down very slowly over time in the environment
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Percentage of Income Payment Plan deployed by East Ohio
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated, doing business as Dominion Energy North Carolina
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

RGGI	Regional Greenhouse Gas Initiative
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations

Abbreviation or Acronym	Definition
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
ROE	Return on equity
ROIC	Return on invested capital
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SBL Holdco	SBL Holdco, LLC, a wholly-owned subsidiary of DGI through December 2021
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue

Abbreviation or Acronym	Definition
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
SEEM	Southeast Energy Exchange Market
SERC	Southeast Electric Reliability Council
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
Stonepeak

The legal entity Stonepeak Partners, LLC, one or more of its affiliated investment vehicles (including Dunedin Members, LLC) or the entirety of Stonepeak Partners, LLC and its affiliated investment vehicles

Summer	V.C. Summer nuclear power station
Surry	Surry nuclear power station
Terra Nova Renewable Partners

The legal entity, Terra Nova Renewable Partners, LLC, a partnership comprised primarily of institutional investors advised by J.P. Morgan Asset Management-Global Real Assets, or one or more of its consolidated subsidiaries

Three Cedars	Granite Mountain and Iron Springs, collectively
Toshiba	Toshiba Corporation, parent company of Westinghouse
Toshiba settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, DESC and Santee Cooper
TSR	Total shareholder return
UEX	Uncollectible Expense Rider deployed by East Ohio
Ullico	The legal entity, Ullico Inc., one or more of its consolidated subsidiaries, or the entirety of Ullico Inc. and its consolidated subsidiaries
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 610 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
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

Abbreviation or Acronym	Definition
VOC	Volatile organic compounds
VPFS	Virginia Power Fuel Securitization, LLC
Warren County	A 1,349 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
West Virginia Commission	Public Service Commission of West Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Wexpro Agreement	An agreement which sets forth the rights of Questar Gas to receive certain benefits from Wexpro’s operations, including cost-of-service gas
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

Part I

Item 1. Business

GENERAL

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and distributors of energy. Dominion Energy is committed to providing reliable, affordable and increasingly clean energy every day and to achieving net zero carbon emissions by 2050. Dominion Energy’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. As of December 31, 2023, Dominion Energy’s portfolio of assets includes approximately 29.5 GW of electric generating capacity, 10,600 miles of electric transmission lines, 79,300 miles of electric distribution lines and 94,800 miles of gas distribution mains and related service facilities, which are supported by 4,000 miles of gas transmission, gathering and storage pipeline. As of December 31, 2023, Dominion Energy operates in 15 states and serves approximately 7 million customers. Such amounts are inclusive of Dominion Energy’s gas distribution operations expected to be sold to Enbridge during 2024.

Dominion Energy is in the final stages of its comprehensive business review announced in November 2022 as discussed in Future Issues and Other Matters in Item 7. MD&A. In connection with the comprehensive business review, Dominion Energy entered into agreements in September 2023 to sell all of its regulated gas distribution operations, except for DESC’s, to Enbridge. In addition, Dominion Energy completed the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE under the agreement entered into in July 2023. Pending the final results of the business review, Dominion Energy continues to focus on expanding and improving its regulated electric utilities and long-term contracted businesses while transitioning to a cleaner energy future. Its capital expenditure plan for 2024 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, strategic undergrounding and energy conservation programs as well as upgrades to its electric transmission and distribution networks while also meeting environmental requirements and standards set by various regulatory bodies. Renewable generation facilities are expected to include significant investments in utility-scale solar and the CVOW Commercial Project. In addition, Dominion Energy has either received or applied for license extensions for its regulated nuclear power stations in Virginia and South Carolina and intends to apply for license extensions for Millstone.

Dominion Energy currently expects approximately 90% of earnings from its primary operating segments to come from state-regulated primarily electric utility businesses. Dominion Energy’s nonregulated operations consist primarily of long-term contracted electric generation operations. Dominion Energy’s operations are conducted through various subsidiaries, including DESC and Virginia Power. DESC is an SEC registrant; however, its Form 10-K is filed separately and is not combined herein.

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

The Companies make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available, free of charge, through Dominion Energy’s website, http://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. The Companies also make available on the “Investors” page of Dominion Energy’s website additional information which may be important to investors, such as investor presentations, earnings release kits and other materials and presentations. Information contained on Dominion Energy’s website, including, but not limited to reports mentioned in Environmental Strategy, is not incorporated by reference in this report.

ACQUISITIONS AND DISPOSITIONS

The following acquisitions and divestitures within the last three years are considered significant to the Companies.

Gas Distribution Operations

Sales to Enbridge

In September 2023, Dominion Energy entered into an agreement for the East Ohio Transaction with Enbridge for $4.3 billion in cash consideration and the assumption by Enbridge of approximately $2.3 billion of related long-term debt. This transaction is expected to close in 2024, contingent on meeting regulatory conditions, including receipt of any remaining approvals.

In September 2023, Dominion Energy entered into an agreement for the PSNC Transaction with Enbridge for $2.2 billion in cash consideration and the assumption by Enbridge of approximately $1.0 billion of related long-term debt. This transaction is expected to close in 2024, contingent on meeting regulatory conditions, including receipt of any remaining approvals.

In September 2023, Dominion Energy entered into an agreement for the Questar Gas Transaction with Enbridge for $3.0 billion in cash consideration and the assumption by Enbridge of approximately $1.3 billion of related long-term debt. This transaction is expected to close in 2024, contingent on meeting regulatory conditions, including receipt of any remaining approvals.

See Note 3 to the Consolidated Financial Statements for additional information.

Gas Transmission and Storage Operations

Sale to Southwest Gas

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

Electric Generation Facilities

Acquisition of Virginia Power Solar Projects

In 2022 and 2021, Virginia Power entered into and completed the acquisitions of several primarily early-stage solar development projects in Virginia, which are primarily expected to be recovered under Rider CE.

In 2022, Virginia Power entered into and completed the acquisitions of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.1 billion once constructed, including initial acquisition costs, and generate approximately 537 MW combined.

In 2021, Virginia Power entered into and completed the acquisition of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.4 billion once constructed, including initial acquisition costs, and generate approximately 697 MW combined.

See Note 13 to the Consolidated Financial Statements for additional information.

Acquisition of Nonregulated Solar Projects

In 2023, Dominion Energy entered into an agreement to acquire a nonregulated solar project in Virginia and completed the acquisition in 2024. The project is expected to cost a total of $205 million once constructed, including the initial acquisition cost, and generate approximately 83 MW.

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

See Note 10 to the Consolidated Financial Statements for additional information.

Equity Method Investments

Sale of Interest in Cove Point

In September 2023, Dominion Energy completed the sale of its 50% noncontrolling limited partnership interest in Cove Point to BHE for approximately $3.3 billion in cash proceeds. See Note 9 to the Consolidated Financial Statements for additional information.

Contributions to and Disposition of Interest in Wrangler

Dominion Energy completed a final contribution to Wrangler in December 2021 of its remaining nonregulated natural gas retail energy marketing operations receiving $127 million in cash, while maintaining its 20% noncontrolling interest in Wrangler. Subsequently in December 2021 and March 2022, Dominion Energy sold 5% and the remaining 15%, respectively, of its noncontrolling ownership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $33 million and $85 million, respectively.

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

See Note 9 to the Consolidated Financial Statements for additional information.

HUMAN CAPITAL

One of Dominion Energy’s greatest strengths is its employees and Dominion Energy is committed to providing them with a safe, diverse and inclusive workplace. The ability to attract, develop and retain a diverse workforce is integral to the long-term success of Dominion Energy. At December 31, 2023, Dominion Energy had approximately 17,700 full-time employees, of which approximately 4,600 are subject to collective bargaining agreements, including approximately 6,400 full-time employees at Virginia Power, of which approximately 2,600 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2023, Dominion Energy experienced an OSHA Recordable Rate of 0.45 compared to 0.52 in 2022 and 0.46 in 2021. These rates reflect Dominion Energy’s dedication to safety when compared to a BLS Industry Average OSHA Recordable Rate of 1.7 in both 2022 and 2021. As evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure. In addition, Dominion Energy was proactive in protecting its workforce during the global COVID-19 pandemic by establishing safety protocols and adapting its approach as the pandemic evolved. Dominion Energy also facilitated telecommuting and hybrid work options for many employees and expanded paid time off and other benefits to help employees cope with disruptions caused by the pandemic.

Dominion Energy works to recruit, retain and develop the careers of talented individuals who reflect the communities it serves. To cultivate this diversified workforce, Dominion Energy focuses on workforce diversity, equity and inclusion while fostering an environment where employees can utilize their unique strengths, skills, personalities and life experiences. Dominion Energy is committed to increasing its diverse workforce representation to 40% by year-end 2026; to be adjusted as necessary based on position and market availability. During 2023, Dominion Energy increased diverse representation within its workforce from 37.0% to 37.7%, following an increase during 2022 from 35.5% to 37.0% and an increase during 2021 from 34.7% to 35.5%. For the purposes of measuring diversity, Dominion Energy includes employees who identify their gender as female and/or their race/ethnicity as

American Indian or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander or Two or More Races. In 2023, 2022 and 2021, the percentage of new hires that are diverse was 49.0%, 48.9% and 57.5%, respectively. Dominion Energy sponsors nine employee resource groups to support and reinforce its culture of inclusiveness by enabling employees with shared interests and backgrounds to work together to create community, provide networking opportunities and encourage professional development. The employee resource groups are aligned to support various forms of diversity, equity and inclusion, including gender, sexual orientation, gender identity and expression, race, veteran status, age, ability and cultural heritage. To further advance these initiatives, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a performance measure for participation in diversity, equity and inclusion training.

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

OPERATING SEGMENTS

Dominion Energy manages its daily operations through three primary operating segments: Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy. See Note 26 to the Consolidated Financial Statements for a summary description of operations within each of the three primary operating segments. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service companies and other functions (including unallocated debt) as well as Dominion Energy’s noncontrolling interest in Dominion Privatization. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting primarily of the operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s equity investment in Atlantic Coast Pipeline as discussed in Notes 3 and 9 to the Consolidated Financial Statements.

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

DOMINION ENERGY VIRGINIA

Dominion Energy Virginia is composed of Virginia Power’s regulated electric transmission, distribution and generation (regulated electric utility and its related energy supply) operations, which serve approximately 2.8 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

Dominion Energy Virginia’s capital plan for 2024 includes spending approximately $9 billion to construct new generation capacity, including the CVOW Commercial Project, to continue developments to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance and to upgrade or add new transmission lines, distribution lines, substations, and other facilities, as well as maintain existing generation capacity. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers. See Properties and Environmental Strategy for additional information on this and other utility projects. Data centers, which represent 24% and 21% of Virginia Power’s electricity sales for the years ended December 31, 2023 and 2022, respectively, have been a source of significant increase in demand which is expected to continue over the next decade. The concentration of data centers primarily in Loudoun County, Virginia represents a unique challenge and requires significant investments in electric transmission facilities to meet the growing demand.

Virginia Power also plans to continue making progress on its ten-year plan through 2028 to transform its electric grid into a smarter, stronger and greener grid. This plan addresses the structural limitations of Virginia Power’s distribution grid in a systematic manner in order to recognize and accommodate fundamental changes and requirements in the energy industry. The objective is to address both customer and system needs by (i) achieving even higher levels of reliability and resiliency against natural and man-made threats, (ii) leveraging technology to enhance the customer experience and improve the operation of the system and (iii) safely and effectively integrating new utility-scale renewable generation and storage as well as customer–level distributed energy resources such as rooftop solar and battery storage. The Virginia Commission has approved portions of this plan through 2026.

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 79% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 130 minutes for the three-year average ending 2023, down from the previous three-year average of 136 minutes. This decrease is primarily due to decreased storm activity.

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

Competition

There is no competition for electric distribution service within Virginia Power’s service territory in Virginia and North Carolina and no such competition is currently permitted. Historically, since its electric transmission facilities are integrated into PJM and electric transmission services are administered by PJM, there was no competition in relation to transmission service provided to customers within the PJM region. However, competition from non-incumbent PJM transmission owners for development, construction and ownership of certain transmission facilities in Virginia Power’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in Virginia Power’s service area in the future and could allow Dominion Energy to seek opportunities to build and own facilities in other service territories. Additionally, there is some competition for Virginia Power’s generation operations for Virginia jurisdictional electric utility customers that meet certain size requirements or that currently are purchasing energy from competitive suppliers deemed to be 100% renewable by the Virginia Commission. See Electric under State Regulations in Regulation for additional information. Currently, North Carolina does not offer retail choice to electric customers.

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

Regulation

Virginia Power’s electric distribution and generation operations, including the rates it may charge to jurisdictional customers, as well as wholesale electric transmission rates, tariffs and terms of service, are subject to regulation by the Virginia and North Carolina Commissions as well as FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The total cost of the project is estimated to be approximately $10 billion, excluding financing costs. Virginia Power’s estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $75-85/MWh. Following a competitive procurement process, Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. The contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr., which have been included within the cost estimate above. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. As a result, any changes in applicable exchange rates or commodity indices, if not mitigated, could result in a change to the ultimate cost of the project. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure from certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project. As of December 31, 2023, approximately 92% of the costs subject to exchange rate or commodity indices have been fixed.

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

In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project, the revenue requirement for the initial rate year of Rider OSW and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. The Virginia Commission also included a performance standard for operation of the CVOW Commercial Project, which would require that customers be held harmless for any shortfall in energy production below an annual net capacity factor of 42%, as determined on a three-year rolling average, with details on the implementation of such standard to be determined in a future proceeding. Also in August 2022, Virginia Power filed a petition for limited reconsideration relating to the performance standard for operation of the CVOW Commercial Project included in the Virginia Commission’s August order. The Virginia Commission granted reconsideration and suspended in part the August order pending its reconsideration with Rider OSW approved on an interim basis. In October 2022, Virginia Power, Office of the Attorney General of Virginia and other parties filed a settlement agreement with the Virginia Commission for approval. The settlement agreement provides for a voluntary cost sharing mechanism resulting from unforeseen construction cost increases; specifically, that Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no voluntary cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. The settlement agreement also provides for customers to receive the maximum benefits available under the IRA including that to the extent the IRA reduces the total construction costs, such reductions will also be applied to the cost sharing bands discussed above. In addition, the settlement agreement includes enhanced performance reporting provisions, in lieu of a performance guarantee, for the operation of the CVOW Commercial Project. To the extent the annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. In December 2022, the Virginia Commission approved the settlement agreement and reinstated its August 2022 order granting approval of Rider OSW. See Note 13 to the Consolidated Financial Statements for additional information on Rider OSW.

Virginia Power commenced major onshore construction activities in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction of the CVOW Commercial Project. In January 2024, Virginia Power received the final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction. As a result, Virginia Power anticipates commencing major offshore construction activities in the first half of 2024. The project is expected to be placed in service by the end of 2026. Virginia Power expects to incur approximately 80% of the project costs from 2023 through 2025. Through December 31, 2023, Virginia Power had incurred approximately $2.9 billion of costs. Virginia Power anticipates funding the project consistent with its approved debt to equity capitalization structure. In February 2024, Virginia Power entered into an agreement to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. The agreement, subject to applicable regulatory approvals, is expected to provide for funding of 50% of the estimated total project costs of the CVOW Commercial Project, subject to certain adjustments. See Note 10 to the Consolidated Financial Statements for additional information. The CVOW Commercial Project is vital for Virginia Power to meet the renewable energy portfolio standard established in the VCEA and is consistent with the criteria within the VCEA for the construction of an offshore wind facility deemed to be in the public interest as well as the guidelines facilitating cost recovery. See additional discussion of the VCEA provisions concerning renewable generation projects in Note 13 to the Consolidated Financial Statements.

Electric Generation and Storage Projects

In addition, Virginia Power is developing, financing and constructing new generation capacity as well as seeking license extensions on zero carbon nuclear generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development as well as significant projects under consideration are set forth below:

•
Virginia Power plans to invest approximately $1.1 billion in 2024 to acquire or construct several solar facilities to serve utility customers. See Note 13 to the Consolidated Financial Statements for additional information.
•
Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two units at North Anna. Virginia Power plans to invest approximately $375 million associated with the relicensing process in 2024. See Nuclear Decommissioning below for additional information on these facilities.
•
Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7. MD&A for additional information on this project.
•
Virginia Power is considering the construction of a hydroelectric pumped storage facility in Southwest Virginia.
•
Virginia Power is considering the construction of simple cycle combustion turbines in Virginia for reliability purposes.

Electric Transmission and Distribution Projects

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in future capital expenditures of approximately $1.0 billion in 2024.

Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $242 million and is expected to be completed by 2029. The Virginia Commission has approved six phases of the program encompassing approximately 1,866 miles of converted lines and $1.1 billion in capital spending (with $1.1 billion recoverable through Rider U).

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

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2023	2022	2021
Natural gas	36%	36%	40%
Nuclear(1)	29	28	29
Purchased power, net	25	23	17
Coal(2)	5	8	9
Renewable and Hydro(3)	5	5	5
Total	100%	100%	100%
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

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2023 dollars)(1)	Funds in trusts at December 31, 2023(2)
(dollars in millions)
Surry
Unit 1	2052	$864	$1,053
Unit 2	2053	854	1,037
North Anna
Unit 1(3)	2038	774	839
Unit 2(3)	2040	779	787
Total		$3,271	$3,716
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs and includes the expectation that 20-year license extensions are approved for both units at North Anna.
(2)
Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2023.
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

DOMINION ENERGY SOUTH CAROLINA

Dominion Energy South Carolina is comprised of DESC’s generation, transmission and distribution of electricity to approximately 0.8 million customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 0.4 million residential, commercial and industrial customers in South Carolina.

Dominion Energy South Carolina’s capital plan for 2024 includes spending approximately $1 billion to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.

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

Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 82 minutes for the three-year average ending 2023, consistent with the previous three-year average of 82 minutes.

Revenue provided by DESC’s natural gas distribution operations primarily results from rates established by the South Carolina Commission. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, the availability and prices of alternative fuels and the economy.

DESC is a member of the Carolinas Reserve Sharing Group, one of several geographic divisions within the SERC. The SERC is one of seven regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by NERC. In addition, DESC also participates in the SEEM platform, which became operational in November 2022. See Federal Regulations in Regulation for additional information on SEEM.

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

Regulation

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, as well as PHMSA, the U.S. Department of Transportation and the South Carolina Office of Regulatory Staff for enforcement of federal and state pipeline safety requirements. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities, see Item 2. Properties.

DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:

In 2020, DESC began the upgrade of its electric and gas systems to an AMI whereby smart meters will be installed throughout its service area. As of December 31, 2023, DESC has completed the installation of approximately 976,000 of the planned 1.1 million smart meters. This project is estimated to cost approximately $140 million and be completed by the end of 2024.

In January 2022, DESC committed to a plan to retire certain existing gas combustion turbine facilities, including certain units which currently do not have any net summer capability, and replace them with new gas combustion turbine units at the Williams and Parr facilities to increase reliability and reduce emissions. The replacement facilities are expected to be placed in service by the end of

2025 at an estimated cost of approximately $340 million, excluding financing costs, and have a total winter generating capacity of approximately 171 MW.

To maintain reliability, DESC commenced development in 2023 of a wastewater treatment facility at its Williams facility. The project will allow DESC to comply with the effluent limitation guidelines and is expected to be placed in service by the end of 2025 at an estimated cost of approximately $165 million, excluding financing costs.

In February 2024, DESC received approval from the South Carolina Commission to provide electric services to two large industrial customers which will require development of new electric transmission facilities.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements.

Presented below is a summary of DESC’s actual system output by energy source:

Source	2023	2022	2021
Natural gas	50%	48%	49%
Nuclear(1)	21	23	20
Coal	18	18	20
Renewable and Hydro(2)	11	11	11
Total	100%	100%	100%
(1)
Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(2)
Includes solar.

Natural gas— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to DESC through firm transportation agreements with various counterparties, which expire between 2024 and 2084.

Coal— DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia that will expire at various times throughout 2024 and 2026. Spot market purchases may occur when needed or when prices are believed to be favorable.

Nuclear— DESC primarily utilizes long-term contracts to support its nuclear fuel requirements. DESC, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, DESC supplies enriched products to Westinghouse, who in turn supplies nuclear fuel assemblies for Summer. Westinghouse is DESC’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements through 2036.

In addition, DESC has contracts covering its nuclear fuel needs for uranium, conversion services and enrichment services. These contracts have varying expiration dates through 2032. DESC believes that it will be able to renew these contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services and that sufficient capacity for nuclear fuel supplies and processing exists to allow for normal operations of its nuclear generating unit. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to ensure optimal fuel and inventory levels.

Seasonality

DESC’s electric business earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other catastrophic weather events and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs, respectively. An increase in heating degree days does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2023 dollars)(1)	Funds in trusts at December 31, 2023(2)
(dollars in millions)
Summer – Unit 1	2042	$808	$247
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs and includes the expectation that a 20-year license extension is obtained.
(2)
Excludes any funds held in trust by Santee Cooper. DESC made contributions of $3 million to its nuclear decommissioning trust funds during 2023.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

CONTRACTED ENERGY

Contracted Energy includes the operations of Millstone, and associated energy marketing and price risk activities, and Dominion Energy’s nonregulated long-term contracted renewable electric generation fleet. Contracted Energy also includes nonregulated renewable natural gas facilities in operation and under development, including Dominion Energy’s investment in Align RNG. See Investments below for additional information regarding the Align RNG investment.

Contracted Energy’s capital plan for 2024 includes spending approximately $0.5 billion primarily to support its operations at Millstone and develop renewable natural gas projects.

Contracted Energy derives its earnings primarily from Dominion Energy’s nonregulated generation assets, including associated capacity and ancillary services. Variability in earnings provided by Millstone relates to changes in market-based prices received for electricity and capacity as well as the timing, duration and costs of scheduled and unscheduled outages. Approximately half of Millstone’s output is sold under the Millstone 2019 power purchase agreements, which commenced in October 2019. Market-based prices for electricity are largely dependent on commodity prices and the demand for electricity. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion Energy manages the electric price volatility of Millstone by hedging a substantial portion of its expected near-term energy sales not subject to the Millstone 2019 power purchase agreements with derivative instruments.

Dominion Energy’s nonregulated generation fleet includes solar generation facilities in operation or development in five states, including Virginia. The output of these facilities is sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. Variability in earnings provided by these assets relates to changes in irradiance levels due to changes in weather. See Notes 3 and 10 to the Consolidated Financial Statements for additional information regarding certain solar projects.

Competition

Contracted Energy’s renewable generation projects are not currently subject to significant competition as the output from these facilities is primarily sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. However, in the future, such operations may compete with other power generation facilities to serve certain large-scale customers after the power purchase agreements expire. Competition for the nonregulated fleet is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors. These competitive factors may negatively impact the nonregulated fleet’s ability to profit from the sale of electricity and related products and services.

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

Regulation

Contracted Energy’s generation fleet is subject to regulation by the NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. See Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for additional information.

Properties

For a listing of facilities, see Item 2. Properties.

Non-Utility Renewable Natural Gas—In December 2019, Dominion Energy announced the formation of a strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to capture methane from dairy farms and convert it into pipeline quality natural gas. In August 2021, Dominion Energy announced an expansion of the partnership, increasing its commitment up to $1 billion. As of December 31, 2023, 21 dairy renewable natural gas facilities were under construction in Colorado, Nevada, Idaho, Georgia, Kansas, Texas and New Mexico. These facilities are expected to be placed in service in 2024 and 2025 with an estimated total cost of approximately $1.1 billion, excluding financing costs. Dominion Energy expects to invest approximately $200 million in 2024.

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. As of December 31, 2023, Align RNG had four projects under construction in North Carolina, Arizona and Virginia with an estimated total cost of approximately $210 million. These facilities are expected to be placed in service in 2024 through 2027.

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

Sources of Energy Supply

Contracted Energy’s renewable fleet utilizes solar energy to power its electric generation while Millstone utilizes nuclear fuel, which is acquired primarily through a series of 5-year contracts, to power its electric generation. In addition, Dominion Energy occasionally purchases electricity from the ISO-NE spot market to satisfy physical forward sale requirements, as described below. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

Seasonality

Sales of electricity for Contracted Energy are subject to seasonal variation as a result of the weather, partially mitigated by the Millstone 2019 power purchase agreements.

Nuclear Decommissioning

Dominion Energy has two licensed, operating nuclear reactors at Millstone in Connecticut. Dominion Energy intends to seek approval of 20-year license extensions for both Units 2 and 3, which would allow these units to generate electricity through 2055 and 2065, respectively. A third Millstone unit ceased operations before Dominion Energy acquired the power station.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2023 dollars)(1)	Funds in trusts at December 31, 2023(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$469	$804
Unit 2	2035	708	1,089
Unit 3(4)	2045	803	1,090
Total		$1,980	$2,983
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.
(2)
Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone during 2023.
(3)
Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)
Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2023, the minority owners held $63 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

CORPORATE AND OTHER

Corporate and Other Segment-Dominion Energy

Dominion Energy’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. In addition, Corporate and Other includes the net impact of discontinued operations consisting primarily of the operations included in the East Ohio, PSNC and Questar Gas Transactions and a noncontrolling interest in Atlantic Coast Pipeline.

Dominion Energy’s regulated natural gas sales, transportation, gathering, storage and distribution operations included in the East Ohio, PSNC and Questar Gas Transactions operate in Ohio, North Carolina, Utah, southwestern Wyoming and southeastern Idaho and collectively serve approximately 3.0 million residential, commercial and industrial customers. Earnings for East Ohio, PSNC and Questar Gas primarily result from rates established by the Ohio, North Carolina, Utah, Wyoming and Idaho Commissions. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings primarily results from changes in operating and maintenance expenditures, as well as changes in rates and the economy, including customer growth.

Dominion Energy owns a 50% noncontrolling interest in Dominion Privatization, a partnership with Patriot, which maintains and operates electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations in Pennsylvania, South Carolina, Texas, Washington D.C. and Virginia.

Dominion Energy owns a 53% noncontrolling interest in Atlantic Coast Pipeline. In July 2020, as a result of the continued permitting delays, growing legal uncertainties and the need to incur significant capital expenditures to maintain project timing before such uncertainties could be resolved, Dominion Energy and Duke Energy announced the cancellation of the Atlantic Coast Pipeline Project.

See Notes 3 and 9 to the Consolidated Financial Statements for additional information.

Corporate and Other Segment-Virginia Power

Virginia Power’s Corporate and Other segment primarily includes certain specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the state commissions of Virginia, North Carolina, South Carolina, Ohio, Utah, Wyoming and Idaho, SEC, FERC, EPA, DOE, PHMSA, NRC, U.S. Army Corps of Engineers and U.S. Department of Transportation.

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

Electric Regulation in Virginia

The Regulation Act provides for a cost-of-service rate model and permits Virginia Power to seek recovery of costs for new generation projects, including pumped hydroelectricity generation and storage facilities as well as extensions of operating licenses of nuclear power generation facilities, FERC-approved transmission costs, underground distribution lines, certain environmental compliance, conservation, energy efficiency and demand response programs and renewable energy facilities and programs through stand-alone riders, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia

Commission. If the Virginia Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted.

The GTSA reinstated base rate reviews commencing with the 2021 Triennial Review. In the triennial review proceedings, earnings that were more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, could be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elected to include in a CCRO. The legislation declared that electric distribution grid transformation projects are in the public interest and provided that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a CCRO. Any costs that were the subject of a CCRO were deemed recovered in base rates during the triennial period under review and could not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determined that the utility’s earnings are more than 70 basis points above its authorized ROE, base rates were subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equaled or exceeded the amount of earnings in excess of the 70 basis points. For the purposes of measuring any customer refunds or CCRO amounts utilized under the GTSA, associated income taxes were factored into the determination of such amounts. This section of the GTSA concerning base rate reviews was amended by 2023 legislation as discussed below.

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

In April 2023, legislation was enacted that resets the frequency of base rate reviews from a triennial period, as established under the GTSA, to a biennial period commencing with the 2023 Biennial Review. The legislation provides that the Virginia Commission will establish an authorized ROE of 9.70% for Virginia Power in the 2023 Biennial Review, and that subsequent to the 2023 Biennial Review the Virginia Commission is authorized to utilize any methodology it deems to be consistent with the public interest to make future ROE determinations. In all future biennial reviews, if the Virginia Commission determines that Virginia Power’s existing base rates will, on a going-forward basis, produce revenues that are either in excess of or below its authorized rate of return, the Virginia Commission is authorized to reduce or increase such base rates, as applicable and necessary, to ensure that Virginia Power’s base rates are just and reasonable while still allowing Virginia Power to recover its costs and earn a fair rate of return. In addition, beginning with the 2025 Biennial Review, the Virginia Commission may, at its discretion, increase or decrease Virginia Power’s authorized ROE by up to 50 basis points based on factors that may include reliability, generating plant performance, customer service and operating efficiency, with the provisions applying to such adjustments to be determined in a future proceeding.

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

In February 2021, DESC and the other members of the SEEM submitted the Southeast Energy Exchange Market Agreement to FERC for authorization. This agreement sets forth the framework and rules for establishing and maintaining a new voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, will be voluntarily provided by participating transmission service providers, including DESC. In October 2021, the Southeast Energy Exchange Market Agreement became effective by operation of law as a result of a split FERC vote. The SEEM platform became operational in November 2022. Certain parties appealed FERC's authorization of SEEM to the U.S. Court of Appeals for the District of Columbia. In July 2023, the U.S. Court of Appeals for the District of Columbia remanded the authorization of SEEM to FERC for further proceedings. This matter is pending.

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

The NRC also requires the Companies to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Energy Virginia-Nuclear Decommissioning, Dominion Energy South Carolina-Nuclear Decommissioning, and Contracted Energy-Nuclear Decommissioning above and Notes 3 and 9 to the Consolidated Financial Statements. See Note 23 to the Consolidated Financial Statements for additional information on spent nuclear fuel.

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

Global Climate Change

The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are seeking to reduce their GHG emissions while meeting the growing needs of their customers. In 2020, Virginia enacted the VCEA which addresses climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards. Dominion Energy’s CEO and executive operational leadership within each operating segment are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See State Regulations—Electric—Electric

Regulation in Virginia above, Environmental Strategy below, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 23 to the Consolidated Financial Statements for additional information on climate change legislation and regulation.

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

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The CWA and analogous state laws impose restrictions and strict controls regarding discharges of effluent into surface waters and require permits to be obtained from the EPA or the analogous state agency for those discharges. Containment berms and similar structures may be required to help prevent accidental releases. The Companies must comply with applicable CWA requirements at their current and former operating facilities. Stormwater related to construction activities is also regulated under the CWA and by state and local stormwater management and erosion and sediment control laws. From time to time, the Companies’ projects and operations may impact tidal and non-tidal wetlands. In these instances, the Companies must obtain authorization from the appropriate federal, state and local agencies prior to impacting wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for such impacts to wetlands.

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

ENVIRONMENTAL STRATEGY

Dominion Energy is committed to providing reliable, affordable and increasingly clean energy every day. In February 2020, Dominion Energy set a goal to achieve net zero carbon and methane Scope 1 emissions by 2050. In February 2022, Dominion Energy expanded this commitment to cover Scope 2 emissions and material categories of Scope 3 emissions: electricity purchased to power the grid, fossil fuel purchased for its power stations and gas distribution systems and consumption of sales gas by natural gas customers.

To meet its customers’ needs for reliable, affordable and increasingly clean energy every day and to reach net zero emissions, in the near term Dominion Energy is seeking extension of the licenses of its zero-carbon nuclear fleet at North Anna similar to the license extension received for Surry, expanding wind and solar generation as well as energy storage, investing in carbon-beneficial renewable natural gas, expanding its industry-leading methane emissions-reduction programs including pursuing innovative uses of clean burning hydrogen and using low-carbon natural gas to support the integration of wind and solar generation facilities as well as energy storage facilities into the grid and requesting offers for responsibly sourced gas or from those suppliers who are committed to net zero. The strategy to meet these objectives consists of three major elements which will reduce GHG emissions:

•
Clean energy diversity;
•
Innovation and energy infrastructure modernization; and
•
Conservation and energy efficiency.

Over the long term, Dominion Energy’s ability to meet its customers’ needs for reliable, affordable and increasingly clean energy and achieve net zero emissions will require supportive legislative and regulatory policies, advancements in technology and broader investments across the economy. Dominion Energy will pursue solutions, including pilot programs, of technologies such as large-scale battery storage, carbon capture and storage, small modular reactors and hydrogen if and when they become technologically and economically feasible.

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

Clean Energy Diversity

To achieve its net zero commitment, Dominion Energy is pursuing a diverse mix of cleaner, more efficient and lower-emitting methods of generating and delivering energy, while advancing measures to continue reducing emissions from traditional generation and delivery. Diversifying the energy portfolio enables Dominion Energy to provide customers with cleaner options while protecting the power supply from potential disruption.

Over the past two decades, Dominion Energy has changed the fuel mix it uses to generate electricity, as well as improved the systems that make up its natural gas operations, to achieve a cleaner future. In addition to reducing GHG emissions, Dominion Energy’s environmental strategy has also resulted in measurable reductions of other air pollutants such as NOX, SO2 and mercury and reduced the amount of coal ash generated and the amount of water withdrawn. Dominion Energy achieved GHG and other air pollutant reductions by implementing an integrated environmental strategy that addresses electric energy production and delivery and energy management. As part of this strategy, Dominion Energy has retired, or committed to retire, several of its fossil fuel electric generating facilities, including those powered by coal, oil and gas with the replacement of this capacity coming from the development of increasingly clean and renewable energy facilities.

Renewable energy is an important component of a diverse energy mix designed to meet Dominion Energy’s customers’ needs for safe, reliable and affordable energy. As of December 31, 2023, Dominion Energy had 2.5 GW of solar generation capacity in operation across five states and several projects under various stages of development which represented a potential generating capacity of approximately 6.5 GW. Dominion Energy has commenced construction of the CVOW Commercial Project, expected to be placed in service by the end of 2026, along with the CVOW Pilot Project which achieved commercial operation in January 2021. As of December 31, 2023, Virginia Power had energy storage projects under various stages of development which represented a potential storage capacity of approximately 1.1 GW.

Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Virginia Power has received a 20-year extension of the operating licenses for its two units at Surry and has commenced the process to extend the operating licenses for its two units at North Anna. In addition, DESC has commenced the process to extend the operating license for one unit at Summer. Dominion Energy also intends to commence the process to extend the operating licenses for two units at Millstone.

Dominion Energy expects to operate renewable natural gas facilities through its strategic alliance with Vanguard Renewables in collaboration with the Dairy Farmers of America to develop projects to capture and convert methane emissions from dairy farms.

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

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as a way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen and advanced nuclear technology. Dominion Energy’s capital plan in 2024 includes a focus on upgrading the electric system in Virginia through investments in additional renewable generation facilities, smart meters, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption, making Dominion Energy’s system more responsive to its customers’ desire to more efficiently manage their energy consumption and transforming its grid to be more adaptive to renewable generation resources and battery technologies.

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

GHG Emissions

Dominion Energy continues to make progress on achieving its net zero emissions commitment. Through 2022, Dominion Energy has reduced direct Scope 1 CO2 equivalent carbon and methane emissions by 46%. Through 2022, Dominion Energy has reduced direct carbon emissions from electric generation by 47% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 38% since 2010. For the purposes of these calculations and consistent with GHG Protocol requirements for reporting GHG emission reductions over time, both the baseline and 2022 emissions data includes the gas entities expected to be sold as part of the East Ohio, Questar Gas and PSNC Transactions as well as Dominion Energy’s 50% noncontrolling interest in Cove Point.

Dominion Energy’s 2023 emissions data is not yet available.

Corporate GHG Inventory

Dominion Energy maintains a comprehensive Corporate GHG Inventory, which follows methodologies specified in the EPA’s Mandatory GHG Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions, as well as approved industry protocols. In its annual Corporate GHG Inventory, Dominion Energy voluntarily includes greenhouse gas emission estimates from smaller sources that are not required to be included under the EPA’s mandatory GHG Reporting Program, including smaller electric generation, natural gas compressor stations and other sources. Dominion Energy’s Corporate GHG Inventory also includes emissions sources it voluntarily reports to various programs in which it participates. As a result, Dominion Energy’s reported GHG emissions in its Corporate GHG Inventory are higher than what is reported to the EPA. Dominion Energy includes emissions data in its Corporate GHG Inventory based on its ownership percentage of the associated assets and for the period in which the operations are owned by Dominion Energy.

Total direct Scope 1 CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 33.3 million metric tons in 2022. Reported CO2 equivalent emissions include CO2, CH4, N2O and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations, natural gas operations and corporate operations. Consistent with its ownership percentage, Dominion Energy’s 2022 emissions data reported under its Corporate GHG Inventory includes emissions from Hope (through August 2022), as well as the entire year of operations for the gas entities expected to be sold as part of the East Ohio, Questar Gas, and PSNC Transactions and Dominion Energy’s 50% noncontrolling interest in Cove Point.

•
For Dominion Energy’s electric generation operations, total CO2 equivalent emissions were 30.6 million metric tons in 2022, including 9.3 million metric tons from DESC and 21.3 million metric tons from Virginia Power.
•
For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.08 million metric tons in 2022.
•
For Dominion Energy’s natural gas operations, total CO2 equivalent emissions were 1.9 million metric tons in 2022, including 0.06 million metric tons associated with Hope.
•
For Dominion Energy’s proportional interest in Cove Point’s operations, total CO2 equivalent emissions were 0.6 million metric tons in 2022.
•
For Dominion Energy’s corporate operations, which includes renewable natural gas operations and Dominion Privatization assets, in addition to building heat and Dominion Energy’s vehicle and aviation fleets, total CO2 equivalent emissions were 0.09 million metric tons in 2022.

EPA Mandatory GHG Reporting Program

Dominion Energy has been reporting GHG emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting Program. The EPA’s mandatory GHG Reporting Program requires annual reporting of emissions from assets operated by Dominion Energy based on full equity asset ownership at the end of the calendar year. Dominion Energy’s 2022 GHG emissions reported under various subparts of the EPA’s Mandatory GHG Reporting Program as of December 31, 2022, which includes the gas entities expected to be sold as part of the East Ohio, Questar Gas and PSNC Transactions are as follows:

Natural Gas Operations – 2022 Emissions

Segment	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions	Subparts W & C as CO2 Equivalent Emissions
(metric tons)
Distribution	30,237	1,995	—	757,909
Production	14,054	12,421	0.03	363,786
Transmission pipelines	208	6		5,198
Transmission compressor stations	116	42,374	0.08	45,307
Gathering and boosting	3,035	105,083	0.20	181,011
Storage	230	40,989	0.08	46,756
LNG storage	58	1,137	—	2,597
Total(1)(2)	47,938	204,006	0.39	1,402,563
(1)
Totals may not foot due to rounding.
(2)
Excludes amounts related to Cove Point.

Electric Generation Operations – 2022 Emissions

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions	Subparts C & D CH4 Emissions as CO2 Equivalent Emissions	Subparts C & D N2O Emissions as CO2 Equivalent Emissions	Subparts C & D as CO2 Equivalent Emissions
(metric tons)
Virginia Power(1)	22,879,092	1,084	145	27,102	43,095	22,949,289
DESC	9,238,539	471	64	11,771	19,160	9,269,471
Total(2)	32,117,631	1,555	209	38,873	62,255	32,218,760
(1)
Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.
(2)
Totals may not foot due to rounding.

Electric Transmission and Distribution Operations – 2022 Emissions

Company	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	2.66	60,648
DESC	0.99	22,483
Total(1)	3.65	83,131
(1)
Totals may not foot due to rounding.

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion Energy incurred $269 million, $251 million and $221 million of expenses (including accretion and depreciation) during 2023, 2022 and 2021 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $265 million and $260 million in 2024 and 2025, respectively. In addition, capital expenditures related to environmental controls were $132 million, $91 million, and $37 million for 2023, 2022 and 2021, respectively. Dominion Energy expects these expenditures to be approximately $225 million and $190 million for 2024 and 2025, respectively.

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

At the state level, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a historic test period, and the determination of Virginia Power’s authorized ROE prospectively. The GTSA reinstated base rate reviews commencing with the 2021 Triennial Review. Legislation enacted in Virginia in April 2023 reset the frequency of base rate reviews to a biennial period commencing with the 2023 Biennial Review. Under certain circumstances described in the Regulation Act, Virginia Power may be required to refund a portion of its earnings to customers through a refund process and to reduce its rates. Virginia Power makes assessments throughout the review period and will record a regulatory liability for refunds to customers in any period it is determined probable, which could be material to the Companies’ results of operations in the period recognized and to cash flows on completion of any biennial review.

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

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties. The Companies’ operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services the Companies offer, relationships with affiliates, protection of critical electric infrastructure assets and pipeline safety, among other matters. The Companies are also subject to legislation and associated regulation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if either of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Recent legislative and regulatory changes that are impacting the Companies include legislation enacted in Virginia in April 2023, the IRA, the VCEA, the 2017 Tax Reform Act and tariffs imposed on imported solar panels by the U.S. government in 2018.

The Companies have been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. The Companies may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, Dominion Energy, following the SCANA Combination, was subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. Dominion Energy spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from customers. The outcome of these or future legal proceedings, investigations and examinations, including settlements, may adversely affect the Companies’ financial condition or results of operation.

Environmental Risks

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of the Companies’ existing electric generation units being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond the Companies’ control. Virginia has adopted the VCEA which establishes renewable energy and CO2 reduction targets for Virginia Power’s generation fleet and grid operations, including the requirement that 100% of Virginia Power’s electricity come from zero-carbon generation by the end of 2045. The legislation mandates the development of 16.1 GW of solar or onshore wind capacity by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation also deems 5.2 GW of offshore wind capacity before 2035 and 2.7 GW of energy storage by the end of 2035 to be in the public interest. The VCEA and related legislation also authorizes Virginia to participate in a program consistent with RGGI, requiring the purchase of carbon credits to offset emissions from Virginia Power’s generating fleet within the state. In January 2022, the Governor of Virginia issued an executive order which put directives in place to start the withdrawal of Virginia from RGGI. In December 2023, the withdrawal took effect. Cost recovery for these initiatives will require approval by the Virginia Commission which may be denied or materially altered to the detriment of the Companies. For example, the Companies recorded charges in 2022 associated with the Virginia Commission’s approval in June 2022 of Virginia Power’s petition that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred. In addition, permitting and other project execution challenges may hinder Virginia Power’s ability to meet the requirements of the VCEA. The Companies could face similar risks if there is further legislation at the federal and/or state level mandating additional limitations on GHG emissions or requiring additional efficiency improvements.

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

The Companies expect that existing environmental laws and regulations may be revised and/or new laws may be adopted including regulation of GHG emissions which could have an impact on the Companies’ business (risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail above and below). In addition, further regulation of air quality and GHG emissions under the CAA may be imposed on the natural gas sector. The Companies are also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

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

The development and construction of the CVOW Commercial Project is dependent on the Companies’ ability to obtain and maintain various local, state and federal permits, rights of way and other regulatory approvals, including Virginia Commission approval for rider recovery of project costs. In addition, the design and route of the project’s onshore electric transmission, network upgrades and other facilities remain subject to regulatory and PJM review and approval. Changes in the design and route of these onshore facilities, including an increase in amount of undergrounding, would likely increase project costs. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may impact the timing and receipt of permits or other regulatory approvals or otherwise delay or increase the cost of the project. The Companies’ ability to recover unforeseen cost increases associated with construction of the CVOW Commercial Project is potentially limited which could negatively impact the Companies’ future financial condition, results of operations and/or cash flows. In accordance with the Virginia Commission’s order in December 2022, the Companies are subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. In addition, the order includes enhanced performance reporting provisions for the operation of the CVOW Commercial Project. To the extent the net annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. Any such action by the Virginia Commission could adversely impact the Companies’ future financial condition, results of operations and/or cash flows.

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

The development and construction of the CVOW Commercial Project involves the use of evolving turbine technology and will take place in a marine environment, which presents unique challenges and will require the use of a specialized workforce and specialized equipment. In addition, the timely installation of the turbines is dependent on the completion and availability of a Jones Act compliant vessel currently under construction.

The timeline for development and construction of the CVOW Commercial Project may also be negatively impacted by severe weather events or marine wildlife, including migration patterns of endangered and protected species, both of which are outside of the control of the Companies and their contractors.

In connection with the February 2024 agreement to sell a 50% noncontrolling interest to Stonepeak, certain activities prior to closing require the consent of Stonepeak. Stonepeak’s interests and objectives may differ from those of the Companies and, accordingly, disputes may arise that may result in delays, litigation or operational impasses.

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, pipeline, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large and small scale projects have been announced, including the CVOW

Commercial Project, electric transmission lines, pipeline replacements, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain regulatory and other, including PJM, approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, or other factors beyond the Companies’ control. For example, Dominion Energy has been involved with projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation in July 2020. Even if facility construction, pipeline, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.

Start-up and operational issues can arise in connection with the commencement of commercial operations at the Companies’ facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, the Companies may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the facility construction, pipeline, electric transmission line, expansion, conversion and other infrastructure projects.

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk. To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA, the Companies are currently simultaneously developing or constructing several electric generation projects, including subsequent license renewal projects at Surry and North Anna, the CVOW Commercial Project, several electric transmission projects and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the Coastal Virginia Offshore Wind projects. The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Given that these projects provide the foundation for the Companies’ strategic growth plan, if the Companies are unable to obtain or maintain the required regulatory and other, including PJM, approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, including its commitment to environmental justice, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

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

Operational Risks

The Companies’ financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of the Companies’ electric utility service territories and a number of its other facilities in the eastern portions of the states of South Carolina, North Carolina and Virginia which are frequently in the path of hurricanes, the Companies experience the consequences of these weather events to a greater degree than many industry peers.

Hostile cyber intrusions could severely impair the Companies’ operations, lead to the disclosure of confidential information, damage the reputation of the Companies and otherwise have an adverse effect on the Companies’ business. The Companies own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Companies’ facilities are not completely isolated from external networks. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view the Companies’ computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. In addition, the techniques used in cyber attacks evolve rapidly, including from emerging technologies, such as advanced forms of automation and artificial intelligence. The Companies’ businesses also require that they and their vendors collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack through third-party or insider action on the systems that control the Companies’ electric generation, electric transmission, electric distribution or gas distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at the Companies or one of their vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of the Companies also could be adversely affected. While the Companies maintain property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

The Companies’ financial results can be adversely affected by various factors driving supply and demand for electricity and gas and related services. Demand for the Companies’ services can be driven by changing populations within its utility service territories, significant new commercial or industrial customers or other changes in consumer habits. For example, data centers in Virginia Power’s service territory have been a source of significant increase in demand which is expected to continue over the next decade. Technological advances required by federal laws mandate new levels of energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Likewise, certain regulatory and legislative bodies have introduced or are considering actions which could limit the use or installation of new natural gas appliances. Consumer demand for the Companies’ services may also be impacted by any price increases, including those driven by factors beyond the Companies’ control such as inflation or increased prices in natural gas. Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use the Companies’ services. The widescale implementation of alternative generation methods could negatively impact the reliability of the Companies’ electric grid and/or result in significant costs to enhance the grid. Virginia Power has an exclusive franchise to serve retail electric customers in Virginia. However, Virginia’s Retail Access Statutes allow certain electric generation customers exceptions to this franchise. As market conditions change, Virginia Power’s customers may further pursue exceptions and Virginia Power’s exclusive franchise may erode.

Increased energy demand or significant accelerated growth in demand due to new data centers, widespread adoption of electric vehicles or other customer changes could require enhancements to the Companies’ infrastructure. As discussed above, the ability of the Companies to construct new facilities is dependent upon factors outside of their control, including obtaining regulatory approvals, environmental and other permits. Any delays in, or inability to complete, construction of new facilities or expand and/or renew existing facilities could have an adverse effect on the Companies’ financial results. In addition, purchased power from PJM or others may be from generation sources which emit more emissions than the Companies’ facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

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

The Companies may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. Any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, increase workforce diversity, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of its control. For example, Dominion Energy is dependent on the actions of third parties to meet the expanded commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions goal. In addition, while the Atlantic Coast Pipeline Project was cancelled in July 2020 and the legal proceedings and governmental investigations relating to the abandonment of the NND Project have been resolved, there is a risk that lingering negative publicity may continue. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

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

Dominion Energy may be unable to complete one or all the proposed sales of certain regulated gas distribution operations to Enbridge under the current terms and/or expected timing. The ability of Dominion Energy to complete the East Ohio, PSNC and Questar Gas Transactions, each of which are not conditioned upon the completion of the others, is dependent upon receiving clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and applicable state utility commissions, including the North Carolina, Utah and Wyoming Commissions, as well as other customary closing and regulatory conditions. The ability to obtain any remaining requisite regulatory approvals for each sale as well as the timing of such approvals is outside of Dominion Energy’s control. In addition, the terms and conditions associated with such approvals may result in additional requirements or obligations which may be burdensome or potentially result in the inability to complete one or all of the proposed sales under the current terms and/or expected timing. Such events could negatively impact Dominion Energy’s ability to implement certain of the recommendations in connection with the comprehensive business review announced in November 2022 as well as have a material adverse effect on Dominion Energy’s reputation, its financial condition, results of operations or cash flows.

The Companies may be unable to complete the proposed sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak under the current terms and/or expected timing. The ability of Virginia Power to complete the proposed sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP, is dependent upon receiving approval from the Virginia and North Carolina Commissions, consent from BOEM and other customary closing and regulatory conditions. The ability to obtain requisite regulatory approval as well as the timing of such approvals is outside of the Companies’ control. In addition, the terms and conditions associated with such approvals may result in additional requirements or obligations which may be burdensome or potentially result in the inability to complete the proposed transaction under the current terms and/or expected timing. Such events could negatively impact Dominion Energy’s ability to implement certain of the recommendations in connection with the comprehensive business review announced in November 2022 as well as have a material adverse effect on the Companies’ reputation, its financial condition, results of operations or cash flows.

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

Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’ control could increase their cost of borrowing or restrict their ability to access one or more financial markets. In addition, any potential adverse conditions arising from or in connection with the comprehensive business review announced in November 2022 could affect the availability and/or cost of capital. Market disruptions could stem from general market disruption due to general credit market or political events, the reform or replacement of benchmark rates, the failure of financial institutions on which the Companies rely or the bankruptcy of an unrelated company. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.

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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results of operations. Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable registrant would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the registrant’s results of operations. For example, in the fourth quarter of 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Energy were impaired, resulting in a $685 million after-tax charge. In addition, Dominion Energy recorded a $286 million after-tax charge in the fourth quarter of 2023 for the impairment of certain goodwill associated with the East Ohio and Questar Gas Transactions.

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

Public health crises and epidemics or pandemics could adversely affect the Companies’ business, results of operations, financial condition, liquidity and/or cash flows. The effects of an outbreak of a pandemic, such as COVID-19, and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. The effects could also have a variety of adverse impacts on the Companies, including reduced demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets and diminished ability of the Companies to access funds from financial institutions and capital markets. Certain measures or restrictions taken to control a pandemic or similar event, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, may cause operational interruptions and delays in construction projects. In addition, legislative or government action, such as legislation enacted in Virginia in November 2020, may limit the Companies’ ability to collect overdue accounts or disconnect services for non-payment, which may cause a decrease in the Companies’ results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems. Consideration of cybersecurity risks is a key component of the Companies’ overall risk management and integrated into processes such as evaluation of potential new vendors or suppliers. The Companies are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities.

The Companies’ corporate intelligence and security program includes both cybersecurity and threat intelligence components as part of its evaluation and mitigation of risks. The evaluation of risks includes consideration of cybersecurity and privacy risk, including potential impact on the Companies’ employees, customers, supply chain and other stakeholders, intelligence briefings on notable cyber events impacting the industry and evaluation of insider threats. The Companies utilize a robust set of internal and third-party assessment tools to test its cyber risk management policies, practices and procedures as well as challenge assumptions upon which its defenses are built. These assessments provide opportunities for self-critical analysis and constructive feedback needed to build cyber resilience. Trainings are routinely provided to employees to help identify, avoid and mitigate cybersecurity threats and to ensure an understanding of the Companies’ cyber risk management policies. In addition, risk assessments are conducted as a component of the evaluation of vendors and suppliers.

The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats. During the past three years, the Companies have not experienced any cybersecurity incidents resulting in a material impact to their business strategy, results of operations or financial condition. The Companies have identified the risk that a hostile cyber intrusion could severely impair the Companies’ operations, lead to disclosure of confidential information, damage the Companies’ reputation or otherwise have an adverse effect on the Companies’ business as disclosed under the Operational Risks header within Item 1A. Risk Factors.

Governance

Dominion Energy’s Board of Directors, including its finance and risk oversight committee, provides oversight of the Companies’ risks from cybersecurity threats. Dominion Energy’s Board of Directors as well as its finance and risk oversight committee receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion

Energy’s chief security officer, director of cybersecurity and chief information officer. These presentations and reports address a broad range of topics, including the Companies’ cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2023 of its second practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including an assessment by an independent consulting firm of management’s response in a ransomware tabletop drill.

The Companies utilize an organization structure known as a converged security model that brings together cybersecurity, physical security and threat intelligence within one department led by the chief security officer. The chief security officer joined Dominion Energy in this role in 2018 and has an extensive background in security having retired from the Federal Bureau of Investigation after a more than 20-year career focused on criminal, counter-terrorism, counter-intelligence and cyber investigations. The chief security officer belongs to the Federal Bureau of Investigation’s Domestic Security Alliance Council, the Department of Homeland Security’s Classified Intelligence Forum and is a member of the national Government/Business Executive Forum. In addition to serving on multiple university advisory boards, the chief security officer also serves on the Commonwealth of Virginia’s Informational Technology Advisory Council.

The director of cybersecurity has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The director of cybersecurity has been involved in designing and evolving the Companies’ cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

In addition, management of cybersecurity threats is shared with the chief information officer who is responsible for the Companies’ technology assets including hardware, software, networks, servers and telecommunications. The chief information officer has over 25 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management. In addition, the chief information officer previously served on the board of the Virginia Cybersecurity Partnership, a collaboration between private industry and the Federal Bureau of Investigation.

The chief security officer and chief information officer are supported by the senior vice president of administrative services as well as the Companies’ operations, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to the Companies’ executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

The Companies maintain a robust, tested and regularly revised Cyber Security Incident Response Plan and a Vendor Compromise Response Plan. These plans detail roles, responsibilities, and actions to be taken in response to a detected event whether internal or associated with a third-party service provider. The plans provide clear direction for escalation of information to leadership, including Dominion Energy’s Board of Directors as appropriate, and drive collaboration amongst relevant members of management representing cybersecurity, information technology, operations, supply chain, legal and accounting departments. As necessary, the COO, CFO and chief legal officer will advise the CEO on any incidents which could potentially have a material effect on the Companies’ business operations, results of operations or financial condition.

Item 2. Properties

As of December 31, 2023, Dominion Energy owned its principal executive office in Richmond, Virginia and five other corporate offices. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Virginia Power shares Dominion Energy’s principal executive office in Richmond, Virginia. In addition, Virginia Power leases certain buildings and equipment.

Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below by operating segment.

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2023; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion Energy’s nonregulated generation facilities are also subject to liens. Additionally, DESC’s bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

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

In addition, Virginia Power’s electric distribution network includes approximately 60,300 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 484 substations.

The following tables list Virginia Power’s generating units and capability as of December 31, 2023.

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,605
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,349
Ladysmith (CT)	Ladysmith, VA	782
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	619
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	386
Elizabeth River (CT)	Chesapeake, VA	327
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,195		43%
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(1)
Total Nuclear		3,348		17
Coal
Mt. Storm	Mt. Storm, WV	1,617
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		2,666		14
Hydro
Bath County	Warm Springs, VA	1,808	(3)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		11
Oil
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	155
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		727		4
Solar(4)
Colonial Trail West	Surry County, VA	142
Sadler Solar	Emporia, VA	100
Spring Grove	Surry County, VA	98
Piney Creek	Halifax, VA	80
Sycamore	Gretna, VA	42
Grassfield	Chesapeake, VA	20
Norge	Williamsburg, VA	20
Solidago	Windsor, VA	20
Whitehouse Solar	Louisa County, VA	20
Winterberry	Gloucester County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		598		3
Biomass
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southampton	Southampton, VA	51
Total Biomass		153		1
Battery
Dry Bridge	Chesterfield, VA	20		—
Wind
CVOW Pilot Project	Virginia Beach, VA	12		—
Various
Mt. Storm (CT)	Mt. Storm, WV	11		—
		17,854
Power Purchase Agreements		1,289		7
Total Utility Generation		19,143		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Excludes 11.6% undivided interest owned by ODEC.
(2)
Excludes 50% undivided interest owned by ODEC.
(3)
Excludes 23.75% undivided interest owned by LS Power Equity Advisors LLC and 16.25% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy Corp.
(4)
All solar facilities are alternating current.

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

DOMINION ENERGY SOUTH CAROLINA

DESC has approximately 3,900 miles and 19,000 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 457 substations.

DESC’s natural gas system includes approximately 18,800 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2023.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	902
Columbia Energy Center (CC) (1)	Gaston, SC	520
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	126
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT) (1)	Beech Island, SC	87
Coit (CT) (1)(2)	Columbia, SC	26
Total Gas		2,464		38%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope (3)	Cope, SC	415
Total Coal		1,694		26
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	198
Other	Various	18
Total Hydro		792		12
Nuclear
Summer	Jenkinsville, SC	644	(4)	10
		5,594
Power Purchase Agreements		973	(5)	14
Total Utility Generation		6,567		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.
(1)
Capable of burning fuel oil as a secondary source.
(2)
Expected to be retired by the end of 2025.
(3)
Capable of burning natural gas as a secondary source.
(4)
Excludes 33.3% undivided interest owned by Santee Cooper.
(5)
Includes 189 MW from agreements with certain solar facilities within Contracted Energy.

CONTRACTED ENERGY

The following table lists Contracted Energy’s generating units and capability as of December 31, 2023.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,013	(1)
Total Nuclear		2,013		67%
Solar(2)
Hardin I	Hardin County, OH	150
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100	(3)
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80	(3)
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79	(3)
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71	(3)
Summit Farms Solar	Moyock, NC	60	(3)
Midway II	Calipatria, CA	30	(3)
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20	(3)
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20	(3)
Hecate Cherrydale	Cape Charles, VA	20	(3)
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20	(3)
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20	(3)
Myrtle	Suffolk, VA	15
Trask	Beaufort County, SC	12
Hecate Energy Clarke County	White Post, VA	10	(3)
Ridgeland Solar Farm I	Ridgeland, SC	10	(3)
Yemassee	Hampton County, SC	10
Blackville	Blackville, SC	7
Denmark	Denmark, SC	6
Other	Various	35	(3)
Total Solar		1,002		33
Total Nonregulated Generation		3,015		100%

(1)
Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)
All solar facilities are alternating current.
(3)
Dominion Energy’s interest was subject to a lien securing Eagle Solar’s debt prior to its redemption in February 2024.

CORPORATE AND OTHER

The operations included in the East Ohio, PSNC and Questar Gas Transactions are located in Ohio, North Carolina, Utah, southwestern Wyoming and southeastern Idaho. This network includes approximately 76,000 miles of distribution mains and related service facilities which are supported by approximately 3,600 miles of transmission, gathering and storage pipeline. The right-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

East Ohio’s integrated underground storage facilities have more than 60 bcf of working gas capacity to serve base and peak demand. PSNC owns one LNG facility that stores the liquefied equivalent of 1.0 bcf of natural gas, can regasify approximately 10% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day. Questar Gas also owns one LNG facility that stores the liquefied equivalent of 1.2 bcf of natural gas, can regasify approximately 12% of its storage capacity per day and can liquefy less than 1% of its storage capacity per day.

Dominion Energy also owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 27 MW.

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
Robert M. Blue (56)

Chair of the Board of Directors from April 2021 to present; President and CEO from October 2020 to present; Director from November 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Power Delivery Group from May 2017 to November 2019.

Edward H. Baine (50)

President—Dominion Energy Virginia from October 2020 to present; Senior Vice President—Power Delivery of Virginia Power from December 2019 to September 2020; Senior Vice President—Distribution of Virginia Power from February 2016 to November 2019.

P. Rodney Blevins (59)

President—Gas Distribution from January 2022 to present; President—Dominion Energy South Carolina from December 2019 to December 2021; President & CEO—Southeast Energy Group from January 2019 to November 2019.

Carlos M. Brown (49)

President—DES and Executive Vice President, Chief Legal Officer and Corporate Secretary from January 2024 to present; Senior Vice President, Chief Legal Officer and General Counsel from September 2022 to December 2023; Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to August 2022; Senior Vice President and General Counsel from January 2019 to November 2019.

Michele L. Cardiff (56)	Senior Vice President, Controller and CAO from October 2020 to present; Vice President, Controller and CAO from April 2014 to September 2020.

W. Keller Kissam (57)	President—Dominion Energy South Carolina from January 2022 to present; President—Electric Operations of DESC from January 2019 to December 2021.

Diane Leopold (57)

Executive Vice President, COO and President—Contracted Energy from August 2023 to present; Executive Vice President and COO from October 2020 to July 2023; Executive Vice President and Co-COO from December 2019 to September 2020; Executive Vice President and President & CEO—Gas Infrastructure Group from May 2017 to November 2019.

Steven D. Ridge (43)

Executive Vice President and CFO from January 2024 to present; Senior Vice President and CFO from November 2022 to December 2023; President of Questar Gas from October 2022 to November 2022; Vice President and General Manager—Western Distribution from October 2021 to September 2022; Vice President—Investor Relations of DES from April 2019 to September 2021; Director—Investor Relations of DES from October 2017 to March 2019.

(1)
All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DESC, Questar Gas and DES reflects service at a subsidiary of Dominion Energy.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DOMINION ENERGY

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 19, 2024, there were approximately 117,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/23-10/31/23	77,065	$44.67	—	$ 0.92 billion
11/1/23-11/30/23	—	—	—	0.92 billion
12/1/23-12/31/23	1,060	46.67	—	0.92 billion
Total	78,125	$44.70	—	$ 0.92 billion
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

VIRGINIA POWER

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power may pay cash dividends in 2024 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion Energy’s results of operations, general financial condition and liquidity and Virginia Power’s results of operations. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Virginia Power meets the conditions to file under the reduced disclosure format, and therefore has omitted certain sections of MD&A.

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
•
The impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in the Companies’ markets and global supply chains;
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
•
The expected timing and likelihood of the completion of the proposed sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such approvals;
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

Accounting for Regulated Operations

The accounting for Dominion Energy’s regulated electric and gas operations differs from the accounting for nonregulated operations in that Dominion Energy is required to reflect the effect of rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. In addition, a loss is recognized if it becomes probable that capital expenditures will be disallowed for ratemaking purposes and if a reasonable estimate of the amount of the disallowance can be made.

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
Estimated construction costs;
•
Forecasted earnings; and
•
Considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters and unplanned outages of facilities.

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the 2023 Biennial Review, the Companies have concluded that it is not probable that Virginia Power will have earnings in excess of 70 basis points above its authorized ROE for the period January 1, 2021 through December 31, 2022 currently under review with the Virginia Commission or in excess of an expected authorized ROE of 9.70% for the period January 1, 2023 through December 31, 2024 in connection with the future 2025 Biennial Review. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2023. See Note 13 to the Consolidated Financial Statements for additional information.

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

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. These nuclear decommissioning AROs are reported in Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy. At both December 31, 2023 and 2022, Dominion Energy’s nuclear decommissioning AROs totaled $1.9 billion. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions. At December 31, 2023, a 0.25% increase in cost escalation rates would have resulted in an approximate $390 million increase in Dominion Energy’s nuclear decommissioning AROs.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2023 and 2022, Dominion Energy had $110 million and $117 million, respectively, of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. In addition, changes in tax laws or tax rates may require reconsideration of the realizability of existing deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2023 and 2022, Dominion Energy had established $130 million and $137 million, respectively, of valuation allowances.

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

Use of Estimates in Goodwill Impairment Testing

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2023, 2022 and 2021 annual test did not result in the recognition of any goodwill impairment.

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

In addition to the annual goodwill impairment testing described above, in December 2023, Dominion Energy’s current period calculation of the expected gain or loss on the Questar Gas and East Ohio Transactions resulted in an impairment of the related goodwill totaling $286 million, reflected in discontinued operations in Dominion Energy’s Consolidated Statements of Income. Until each of the Questar Gas, PSNC and East Ohio Transactions are complete, the current financial position of each disposal group relative to the expected purchase price, including related post-closing adjustments, could result in significant fluctuations potentially resulting in additional impairment of the related goodwill balances, which are reflected in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets.

See Notes 2 and 11 to the Consolidated Financial Statements for additional information.

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. In 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Energy were impaired. The estimates of future cash flows and selection of a discount rate are considered to be critical assumptions. A 10% decrease in projected future pre-tax cash flows would have resulted in a $52 million increase to the impairment charge recorded. A 0.25% increase in the discount rate would have resulted in a $9 million increase to the impairment charge recorded. See Note 10 to the Consolidated Financial Statements for further information concerning the impairment related to certain of Dominion Energy’s nonregulated solar generation assets. There were no tests performed in 2023 of long-lived assets which could have resulted in material impairments.

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

Dominion Energy develops its critical assumptions, which are then compared to the forecasts of an independent investment advisor or an independent actuary, as applicable, to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.35% for 2023, 7.00% to 8.35% for 2022 and 7.00% to 8.45% for 2021. For 2024, the expected long-term rate of return for the pension cost assumption ranged from 7.00% to 8.35% for Dominion Energy’s plans held as of December 31, 2023. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.35% for 2023, 8.35% for 2022 and 8.45% for 2021. For 2024, the expected long-term rate of return for other postretirement benefit cost assumption is 8.35%.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 5.65% to 5.75% for pension plans and 5.69% to 5.70% for other postretirement benefit plans in 2023, ranged from 3.06% to 3.19% for pension plans and 3.04% to 5.03% for other postretirement benefit plans in 2022 and ranged from 2.73% to 3.29% for pension plans and 2.69% to 2.80% for other postretirement benefit plans in 2021. Dominion Energy selected a discount rate ranging from 5.37% to 5.47% for pension plans and 5.40% to 5.42% for other postretirement benefit plans for determining its December 31, 2023 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2023 was 7.00% and is expected to gradually decrease to 5.00% by 2031 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2023 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$(5)	$2
Long-term rate of return on plan assets	(0.25)%	26	5
Health care cost trend rate	1%	N/A	12

In addition to the effects on cost, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation at December 31, 2023 by $224 million and its accumulated postretirement benefit obligation at December 31, 2023 by $26 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation at December 31, 2023 by $72 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

RESULTS OF OPERATIONS

Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2023	$ Change	2022	$ Change	2021
(millions, except EPS)
Net income attributable to Dominion Energy	$1,994	$673	$1,321	$(2,078)	$3,399
Diluted EPS	2.29	0.80	1.49	(2.63)	4.12

Overview

2023 VS. 2022

Net income attributable to Dominion Energy increased 51%, primarily due to the absences of a charge associated with the impairment of certain nonregulated solar generation facilities, a loss associated with the sale of Kewaunee, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds, a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, increased unrealized gains on economic hedging activities and a net decrease in dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power. These increases were partially offset by a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, an impairment associated with the East Ohio and Questar Gas Transactions, a decrease in sales to electric utility customers attributable to weather and a decrease from the impact of 2023 Virginia legislation.

2022 VS. 2021

Net income attributable to Dominion Energy decreased 61%, primarily due to a charge associated with the impairment of certain nonregulated solar generation facilities, a loss associated with the sale of Kewaunee, a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of Virginia Power’s 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power. These decreases were partially offset by the absence of charges associated with the settlement of the South Carolina electric base rate case and increased unrealized gains on economic hedging activities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2023	$ Change	2022	$ Change	2021
(millions)
Operating revenue	$14,393	$455	$13,938	$2,519	$11,419
Electric fuel and other energy-related purchases	3,935	224	3,711	1,343	2,368
Purchased electric capacity	55	(4)	59	(11)	70
Purchased gas	285	(141)	426	34	392
Other operations and maintenance	3,160	(205)	3,365	188	3,177
Depreciation and amortization	2,580	138	2,442	325	2,117
Other taxes	684	9	675	(15)	690
Impairment of assets and other charges	307	(1,094)	1,401	1,207	194
Losses (gains) on sales of assets	(27)	(453)	426	11	415
Other income (expense)	992	883	109	(1,030)	1,139
Interest and related charges	1,674	672	1,002	(253)	1,255
Income tax expense (benefit)	575	462	113	294	(181)
Net income (loss) from discontinued operations including noncontrolling interests	(163)	(1,057)	894	(464)	1,358
Noncontrolling interests	—	—	—	(20)	20

An analysis of Dominion Energy’s results of operations follows:

2023 VS. 2022

Operating revenue increased 3%, primarily reflecting:

•
A $794 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($1.1 billion);
•
A $298 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $125 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($223 million) and a decrease in commodity costs associated with sales to gas utility customers ($98 million);
•
A $102 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $66 million increase in sales to electric utility retail customers associated with growth; and
•
The absence of a $20 million decrease associated with storm damage primarily from winter storms in Virginia.

These increases were partially offset by:

•
A $212 million decrease in sales to electric utility retail customers, primarily due to a decrease in heating degree days during the heating season ($148 million) and a decrease in cooling degree days during the cooling season ($64 million);
•
A $206 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $170 million decrease from planned outages ($94 million) and unplanned outages ($76 million) at Millstone;
•
A $135 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power;
•
A $109 million decrease from the sale of Hope; and
•
A $27 million decrease in PJM off-system sales at Virginia Power.

Electric fuel and other energy-related purchases increased 6%, primarily due to higher commodity costs for electric utilities ($223 million) and an increase in the use of purchased renewable energy credits at Virginia Power ($55 million), partially offset by a decrease in PJM off-system sales at Virginia Power ($27 million); all of which are offset in operating revenue and do not impact net income.

Purchased gas decreased 33%, primarily due to a decrease in commodity costs for gas utility operations ($98 million), which are offset in operating revenue and do not impact net income, and a decrease from the sale of Hope ($43 million).

Other operations and maintenance decreased 6%, primarily reflecting:

•
A $187 million decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $100 million decrease in storm damage and restoration costs in Virginia Power’s service territory;
•
A $25 million decrease from the sale of Hope; and
•
A $22 million decrease from materials and supplies expense.

These decreases were partially offset by:

•
A $76 million increase in outage costs at Millstone ($66 million) and Virginia Power ($10 million);
•
A $32 million increase from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation; and
•
A $30 million increase in outside services.

Depreciation and amortization increased 6%, primarily due to various projects being placed into service ($159 million), partially offset by decrease due to the impairment of certain nonregulated solar generation facilities in 2022 ($19 million).

Impairment of assets and other charges decreased 78%, primarily reflecting:

•
The absence of a charge associated with the impairment of certain nonregulated solar generation facilities ($829 million);
•
The absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million);
•
A net decrease in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($182 million);
•
The absence of a charge for RGGI compliance costs deemed recovered through base rates at Virginia Power ($180 million); and
•
The absence of a charge for the write-off of inventory ($40 million).

These decreases were partially offset by:

•
The impairment of a corporate office building ($93 million);
•
A charge related to the revision of AROs for Millstone Unit 1 ($83 million);
•
A charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery ($65 million);
•
A charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million); and
•
A charge associated with the abandonment of certain regulated solar generation and other facilities at Virginia Power ($25 million).

Gains on sales of assets increased $453 million, primarily due to the absence of a loss associated with the sale of Kewaunee ($649 million), partially offset by the absence of a gain on the contribution of certain privatization operations to Dominion Privatization ($155 million).

Other income increased $883 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds ($968 million), partially offset by Dominion Energy’s share of an impairment of certain property, plant and equipment at Align RNG ($35 million).

Interest and related charges increased 67%, primarily due to increased commercial paper and long-term debt borrowings ($198 million), higher interest rates on commercial paper and long-term debt ($178 million), lower unrealized gains in 2023 compared to 2022 associated with freestanding derivatives ($173 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($124 million), lower premiums received on interest rate derivatives ($60 million), and the absence of benefits associated with the early redemption of certain securities in the third and fourth quarters of 2022 ($35 million), partially offset by increased interest costs subject to recovery through riders ($38 million).

Income tax expense increased $462 million, primarily due to higher pre-tax income ($521 million) and an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy’s 50% noncontrolling interest in Cove Point ($29 million), partially offset by the absence of tax expense on the sale of Hope’s stock ($90 million) and decreased consolidated state deferred income taxes on pre-tax gains from nuclear decommissioning trusts and economic hedges ($12 million).

Net income from discontinued operations including noncontrolling interests decreased $1.1 billion, primarily due to charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed ($825 million), an impairment associated with the East Ohio and Questar Gas Transactions ($323 million), lower unrealized gains in 2023 compared to 2022 on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s interest in Cove Point ($169 million), a decrease in equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($44 million), a charge associated with the impairment of Birdseye ($34 million), an increase in interest expense primarily associated with debt issuances in 2022 ($31 million), the absence of a gain associated with the Q-Pipe Group for the finalization of the working capital adjustment in the first quarter of 2022 ($20 million) and an impairment charge of certain nonregulated solar assets ($11 million), partially offset by the gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point ($348 million), a net decrease in charges associated with the impairment of the Madison solar project ($57 million) and an increase following the approved base rate case for Questar Gas ($42 million).

2022 VS. 2021

Operating revenue increased 22%, primarily reflecting:

•
A $1.3 billion increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($1.2 billion) and gas utility customers ($99 million);
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
•
A $54 million increase in sales to utility retail customers associated with growth at electric ($46 million) and gas ($8 million) utilities;
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
•
An $80 million decrease as a result of the contribution of certain nonregulated gas retail energy contracts to Wrangler;
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

Other operations and maintenance increased 6%, primarily reflecting:

•
An $84 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $51 million increase in storm damage and restoration costs primarily from winter storms in Virginia Power’s service territory;
•
A $42 million increase in outage costs at Millstone ($26 million) and Virginia Power ($16 million);
•
A $36 million increase in materials and supplies expense primarily as a result of higher prices;
•
A $33 million increase in bad debt expense; and
•
An $18 million increase in outside services.

These increases were partially offset by:

•
The absence of a $44 million charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee; and
•
A $31 million decrease in merger and integration-related costs associated with the SCANA Combination.

Depreciation and amortization increased 15%, primarily due to various projects being placed into service ($183 million), an increase for amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($183 million), and an increase in RGGI-related amortization ($128 million), which except for the suspended period of Rider RGGI is offset in operating revenue and does not impact net income, partially offset by depreciation rates revised in the first quarter of 2022 at Virginia Power ($82 million) and a decrease from the sale of non-wholly-owned nonregulated solar facilities ($45 million).

Impairment of assets and other charges increased $1.2 billion, primarily reflecting:

•
A charge associated with the impairment of certain nonregulated solar generation facilities ($829 million);
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
•
Dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power ($167 million); and
•
A charge for the write-off of inventory ($40 million).

These increases were partially offset by:

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

Losses on sales of assets increased 3%, primarily due to a loss associated with the sale of Kewaunee ($649 million) and the absence of gains on the sale of nonregulated retail energy marketing assets ($87 million), partially offset by the absence of a net loss on the sales of non-wholly-owned nonregulated solar facilities ($513 million), a gain on the contribution of certain privatization operations to Dominion Privatization ($155 million), a gain on the transfer of certain non-utility and utility property in South Carolina ($20 million) and a gain on the sale of certain utility property in South Carolina ($20 million).

Other income decreased 90%, primarily due to net investment losses in 2022 compared to net investment gains in 2021 on nuclear decommissioning trust funds ($1.1 billion), partially offset by an increase in non-service components of pension and other postretirement employee benefit plan credits ($100 million) and the absence of charges associated with the settlement of the South Carolina electric base rate case ($18 million).

Interest and related charges decreased 20%, primarily due to higher unrealized gains associated with freestanding derivatives ($270 million), higher premiums received on interest rate derivatives ($60 million), a decrease due to junior subordinated note repayments in 2021 ($52 million), benefits associated with the early redemption of certain securities in the third and fourth quarters of 2022 ($35 million) and the absence of charges associated with the early redemption of certain securities in the third quarter of 2021 ($23 million), partially offset by an increase from net debt issuances ($90 million), higher interest rates on commercial paper borrowings ($51 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($41 million) and the absence of a benefit associated with the effective settlement of uncertain tax positions ($21 million).

Income tax expense increased $294 million, primarily due to the absence of investment tax credits recognized in connection with the sale of SBL Holdco and the 50% controlling interest in Four Brothers and Three Cedars ($392 million), tax expense on the sale of Hope’s stock ($90 million), the absence of benefits from the effective settlement of uncertain tax positions ($38 million), and a state legislative change ($21 million), partially offset by lower pre-tax income including lower state income tax benefits on pre-tax losses from nuclear decommissioning trusts and economic hedges ($236 million).

Net income from discontinued operations including noncontrolling interests decreased 34%, primarily due to the completion of the sale of the Q-Pipe Group in December 2021 ($638 million), a charge associated with the impairment of the Madison solar project ($76 million) and higher interest rates on variable rate debt secured by Dominion Energy’s interest 50% noncontrolling interest in Cove Point ($54 million), partially offset by unrealized gains in 2022 compared to unrealized losses in 2021 on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s 50% noncontrolling interest in Cove Point ($188 million), an increase from gas utility capital cost riders ($25 million) and cost saving incentive earned under the Wexpro Agreements ($21 million).

Noncontrolling interests decreased $20 million, primarily due to the absence of operations in connection with the sale of certain nonregulated solar generating projects held in partnerships.

Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2023	$ Change	2022	$ Change	2021
(millions)
Net income	$1,452	$340	$1,112	$(550)	$1,662

Overview

2023 VS. 2022

Net income increased 31%, primarily due to the absences of a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses as well as an increase in net investment earnings on nuclear decommissioning trust funds, a decrease in storm damage and service restoration costs and a net decrease in dismantling costs associated with the early retirement of certain electric generation facilities, partially offset by a decrease in sales to electric utility customers attributable to weather and the impact of 2023 Virginia legislation.

2022 VS. 2021

Net income decreased 33%, primarily due to a decrease in net investment earnings on nuclear decommissioning trust funds, a net decrease associated with the impacts of the 2021 Triennial Review, a charge for RGGI compliance costs deemed recovered through base rates, a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and dismantling costs associated with the early retirement of certain electric generation facilities.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2023	$ Change	2022	$ Change	2021
(millions)
Operating revenue	$9,573	$(81)	$9,654	$2,184	$7,470
Electric fuel and other energy-related purchases	2,918	5	2,913	1,178	1,735
Purchased electric capacity	46	—	46	22	24
Other operations and maintenance	1,851	(200)	2,051	258	1,793
Depreciation and amortization	1,871	135	1,736	372	1,364
Other taxes	298	(5)	303	(23)	326
Impairment of assets and other charges (benefits)	115	(442)	557	826	(269)
Other income (expense)	131	131	—	(146)	146
Interest and related charges	764	122	642	108	534
Income tax expense	389	95	294	(153)	447

An analysis of Virginia Power’s results of operations follows:

2023 VS. 2022

Operating revenue decreased 1%, primarily reflecting:

•
A $206 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $167 million decrease in sales to electric utility retail customers from a decrease in heating degree days during the heating season ($118 million) and a decrease in cooling degree days during the cooling season ($49 million);
•
An $86 million net decrease from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges;
•
A $27 million decrease in PJM off-system sales; and
•
A $19 million decrease from the absence of privatization operations.

These decreases were partially offset by:

•
A $298 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $126 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $37 million increase in sales to electric utility retail customers associated with growth.

Electric fuel and other energy-related purchases increased $5 million, primarily due to an increase in the use of purchased renewable energy credits ($55 million), partially offset by a decrease in PJM off-system sales ($27 million); both of which are offset in operating revenue and do not impact net income and a decrease in purchased power costs ($13 million).

Other operations and maintenance decreased 10%, primarily reflecting:

•
A $187 million decrease in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•
A $100 million decrease in storm damage and restoration costs.

These decreases were partially offset by:

•
A $56 million increase in salaries, wages and benefits and administrative costs;
•
A $32 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $27 million increase in outside services; and
•
A $15 million increase in bad debt expense.

Impairment of assets and other charges (benefits) decreased 79%, primarily reflecting:

•
The absence of a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses ($191 million);
•
A net decrease in dismantling costs and other activities associated with certain retired electric generation facilities ($182 million);
•
The absence of a charge for RGGI compliance costs deemed recovered through base rates ($180 million); and
•
A net decrease in charges for the write-off of inventory ($14 million).

These decreases were partially offset by:

•
A charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery ($65 million);
•
A charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million); and
•
A charge associated with the abandonment of certain regulated solar generation and other facilities ($25 million).

Other income increased $131 million, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds.

Interest and related charges increased 19%, primarily due to an increase in the average outstanding balance of commercial paper and intercompany borrowings with Dominion Energy, and increased long-term debt ($124 million) and higher interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($39 million), partially offset by increased interest costs subject to recovery through riders ($38 million).

Income tax expense increased 32%, primarily due to higher pre-tax income ($117 million) and lower investment tax credits ($17 million), partially offset by the absence of the recognition of a deferred intercompany gain related to the transfer and subsequent contribution of existing privatization operations in Virginia to Dominion Privatization ($34 million).

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

Other operations and maintenance increased 14%, primarily reflecting:

•
An $84 million increase in certain expenses which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
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
•
Dismantling costs associated with the early retirement of certain electric generation facilities ($167 million); and
•
A charge for the write-off of inventory ($19 million).

These increases were partially offset by:

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

Income tax expense decreased 34%, primarily due to lower pre-tax income ($182 million) and higher investment tax credits ($11 million), partially offset by the recognition of a deferred intercompany gain related to the transfer and subsequent contribution of existing privatization operations in Virginia to Dominion Privatization ($34 million), and the absence of the benefit of a state legislative change ($16 million).

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. In September 2023, Dominion Energy revised its operating segments subsequent to entering agreements for the East Ohio, PSNC and Questar Gas Transactions as well as completing the sale of its noncontrolling interest in Cove Point. In addition, certain operations were reclassified in December 2023 to the Corporate and Other segment. See Notes 1 and 26 to the Consolidated Financial Statements for additional information. The historical information presented herein has been recast to reflect the current segment presentation.

Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

Year Ended December 31,	2023		2022		2021
	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)
(millions, except EPS)
Dominion Energy Virginia	$1,684	$2.01	$1,905	$2.31	$1,863	$2.31
Dominion Energy South Carolina	377	0.45	505	0.61	437	0.54
Contracted Energy	99	0.12	188	0.23	226	0.28
Corporate and Other	(166)	(0.29)	(1,277)	(1.66)	873	0.99
Consolidated	$1,994	$2.29	$1,321	$1.49	$3,399	$4.12
(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2023	% Change	2022	% Change	2021
Electricity delivered (million MWh)	89.9	—%	90.0	6%	85.2
Electricity supplied (million MWh):
Utility	90.0	—	90.2	5	85.7
Non-Jurisdictional	1.6	7	1.5	50	1.0
Degree days (electric distribution and utility service area):
Cooling	1,643	(7)	1,765	(1)	1,783
Heating	2,830	(20)	3,555	11	3,210
Average electric distribution customer accounts (thousands)	2,752	1	2,724	1	2,697

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(126)	$(0.15)
Customer usage and other factors	123	0.15
Customer-elected rate impacts	(64)	(0.08)
Impact of 2023 Virginia legislation	(155)	(0.19)
Rider equity return	146	0.18
Storm damage and restoration costs	12	0.01
Depreciation and amortization	(27)	(0.03)
Renewable energy investment tax credits	(17)	(0.02)
Interest expense, net	(38)	(0.05)
Other	(75)	(0.09)
Share dilution	—	(0.03)
Change in net income contribution	$(221)	$(0.30)

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$21	$0.03
Customer usage and other factors	25	0.03
Customer-elected rate impacts	13	0.02
Base rate case impacts	(41)	(0.05)
Rider equity return	63	0.08
Storm damage and service restoration	(17)	(0.02)
Planned outage costs	(12)	(0.01)
Depreciation and amortization	19	0.02
Renewable energy investment tax credits	11	0.01
Salaries, wages and benefits & administrative costs	28	0.03
Interest expense, net	(14)	(0.02)
Other	(54)	(0.07)
Share dilution	—	(0.05)
Change in net income contribution	$42	$—

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2023	% Change	2022	% Change	2021
Electricity delivered (million MWh)	21.9	(5)%	23.0	3%	22.4
Electricity supplied (million MWh)	23.0	(5)	24.1	3	23.5
Degree days (electric and gas distribution service areas):
Cooling	725	(5)	767	(11)	859
Heating	917	(29)	1,294	1	1,280
Average electric distribution customer accounts (thousands)	790	2	777	1	766
Gas distribution throughput (bcf):
Sales	66	(3)	68	(6)	72
Average gas distribution customer accounts (thousands)	443	4	427	4	412

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(34)	$(0.04)
Customer usage and other factors	11	0.01
Customer-elected rate impacts	(37)	(0.04)
Base rate case & Natural Gas Rate Stabilization Act impacts	5	0.01
Capital cost rider	(8)	(0.01)
Gains on sales of property	(32)	(0.04)
Depreciation and amortization	(18)	(0.02)
Interest expense, net	(25)	(0.03)
Other	10	—
Share dilution	—	—
Change in net income contribution	$(128)	$(0.16)

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$21	$0.03
Customer usage and other factors	38	0.05
Customer-elected rate impacts	14	0.02
Base rate case & Natural Gas Rate Stabilization Act impacts	22	0.03
Capital cost rider	(8)	(0.01)
Gains on sales of property	17	0.02
Depreciation and amortization	(15)	(0.02)
Interest expense, net	(16)	(0.02)
Other	(5)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$68	$0.07

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

Year Ended December 31,	2023	% Change	2022	% Change	2021
Electricity supplied (million MWh)	14.8	(17)%	17.8	(14)%	20.8

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$83	$0.10
Planned Millstone outages(1)(2)	(111)	(0.13)
Unplanned Millstone outages(1)	(52)	(0.06)
Depreciation and amortization	14	0.02
Other	(23)	(0.04)
Share dilution	—	—
Change in net income contribution	$(89)	$(0.11)
(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes the effect of two planned refueling outages during 2023 as compared to one planned outage in 2022.

2022 VS. 2021

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$14	$0.02
Sale of non-wholly-owned nonregulated solar facilities	(30)	(0.04)
Planned Millstone outage(1)	(44)	(0.05)
Renewable energy investment tax credits	(7)	(0.01)
Other	29	0.03
Share dilution	—	—
Change in net income contribution	$(38)	$(0.05)
(1)
Includes earnings impact from outage costs and lower energy margins.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2023	2022	2021
(millions, except EPS)
Specific items attributable to operating segments	$405	$(2,386)	$(316)
Specific items attributable to Corporate and Other segment	(154)	1,073	1,307
Net income (expense) from specific items	251	(1,313)	991
Corporate and other operations:
Interest expense, net	(564)	(332)	(414)
Equity method investments(1)	6	138	87
Pension and other postretirement benefit plans	264	256	212
Corporate service company costs	(126)	(127)	(135)
Other	3	101	132
Net income (expense) from corporate and other operations	(417)	36	(118)
Total net income (expense)	(166)	(1,277)	873
EPS impact	$(0.29)	$(1.66)	$0.99
(1)
Includes gains associated with certain transactions of $115 million and $55 million recorded in 2022 and 2021, respectively. See Note 9 to the Consolidated Financial Statements for additional information.

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2023, this primarily included an $825 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sales are completed, $662 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, including the gain on sale, as well as an impairment charge associated with the East Ohio and Questar Gas Transactions, a $127 million after-tax benefit for derivative mark-to-market changes and a $69 million after-tax charge associated with the impairment of a corporate office building. In 2022, this primarily included $894 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, a $254 million after-tax benefit for derivative mark-to-market changes and a $78 million loss associated with the sale of Hope. In 2021, this primarily included $1.4 billion net income from discontinued operations, primarily associated with the Q-Pipe Group, operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, a $64 million after-tax benefit for derivative mark-to-market changes, $62 million of after-tax charges for workplace realignment, primarily related to a corporate office lease termination and $32 million of after-tax charges for merger and integration-related costs associated with the SCANA Combination.

OUTLOOK

Dominion Energy’s 2024 net income is expected to increase on a per share basis as compared to 2023 primarily from the following:

•
The absence of charges associated with the East Ohio, PSNC and Questar Gas Transactions;
•
A return to normal weather in its electric service territories;
•
The absence of amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•
A reduction in planned and unplanned outages at Millstone;
•
A reduction in interest expense from the utilization of sales proceeds to reduce debt;
•
A reduction in interest expense following the securitization of certain Virginia Power deferred fuel costs; and
•
Construction and operation of growth projects primarily in electric utility operations.

These increases are expected to be partially offset by the following:

•
The absence of operations associated with the expected closings of the East Ohio, PSNC and Questar Gas Transactions;

•
The absence of operations associated with the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point and gain on sale; and
•
The combination of certain riders into base rates at Virginia Power for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

Year Ended December 31,	2023	2022	2021
(millions)
Cash, restricted cash and equivalents at beginning of year	$341	$408	$247
Cash flows provided by (used in):
Operating activities(1)	6,572	3,700	4,037
Investing activities	(7,207)	(6,746)	(6,247)
Financing activities	595	2,979	2,371
Net increase (decrease) in cash, restricted cash and equivalents	(40)	(67)	161
Cash, restricted cash and equivalents at end of year	$301	$341	$408
(1)
Includes cash outflows of $78 million, $63 million and $53 million for energy efficiency programs in Virginia and $27 million, $26 million and $21 million for DSM programs in South Carolina for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $2.9 billion, inclusive of a $366 million decrease from discontinued operations. Net cash provided by continuing operations increased $3.2 billion primarily due to higher deferred fuel and purchased gas cost recoveries ($2.7 billion), a decrease in refund payments to Virginia electric customers associated with the settlement of the 2021 Triennial Review ($293 million), lower margin deposits ($258 million), an increase from changes in working capital ($311 million) and a $173 million increase primarily due to lower income tax payments, partially offset by an increase in interest payments driven by higher interest rates and borrowings ($530 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $461 million, primarily due to an increase in plant construction and other property additions ($2.6 billion), absence of net proceeds from the sale of Hope ($727 million), a decrease in proceeds from the sale of assets and equity method investments ($205 million), higher cost of removal less salvage ($161 million), the absence of withdrawals from Kewaunee’s nuclear decommissioning trust ($80 million) and increased contributions to equity method affiliates ($61 million), substantially offset by net proceeds from the sale of the remaining noncontrolling interest in Cove Point ($3.3 billion) and lower acquisitions of solar development projects ($143 million).

Financing Cash Flows

Net cash provided by Dominion Energy’s financing activities decreased $2.4 billion primarily due to a $5.9 billion decrease due to net repayments of long-term debt in 2023 versus net issuances in 2022, a decrease in common stock issuance ($1.8 billion) including the absence of the settlement of the stock purchase contract component of the 2019 Equity Units in 2022 ($1.6 billion), lower net issuances of short-term debt ($576 million) and net repayment of credit facility borrowings ($450 million), partially offset by net borrowings on 364-day term loan facilities ($4.8 billion) and the absence of the redemption of Series A Preferred Stock in 2022 ($1.6 billion).

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2023
Joint revolving credit facility(2)	$6,000	$3,547	$16	$2,437
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 5.69% at December 31, 2023.
(2)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration statement limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheets include $409 million presented within short-term debt, with a weighted-average interest rate of 5.50%. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 17 to the Consolidated Financial Statements.

In January 2023, Dominion Energy entered into a $2.5 billion 364-day term loan facility which bears interest at a variable rate and was scheduled to mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet includes $2.5 billion with respect to such facility presented within securities due within one year. In January 2024, the facility was amended and will mature in July 2024. The amended agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, Questar Gas and PSNC Transactions be applied to any outstanding borrowings under the facility. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bore interest at a variable rate and were scheduled to mature in July 2024 with the proceeds to be used to repay existing long-term debt and/or short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy was permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity would cease to be available to Dominion Energy. The agreements contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities. In September 2023, Dominion Energy repaid the $750 million borrowing with after-tax proceeds from the sale of Dominion Energy’s noncontrolling interest in Cove Point, as discussed in Note 9. Subsequently in September 2023, Dominion Energy borrowed $225 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. In October 2023, Dominion Energy repaid the $225 million borrowing and terminated the facilities along with any remaining unused commitments.

In October 2023, Dominion Energy entered into a $2.25 billion 364-day term loan facility which bears interest at a variable rate and will mature in October 2024 with the proceeds to be used for general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used for general corporate purposes, including to repay short-term and long-term debt. In November and December 2023, Dominion Energy borrowed $500 million and $750 million, respectively, with the proceeds used for general corporate purposes. Dominion Energy also has the ability through August 2024 to request an increase in the amount of this facility by up to an additional $500 million. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, PSNC and Questar Gas Transactions, following the repayment of the 364-day term loan facility entered into in January 2023, be applied to any outstanding borrowings under this facility. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet includes $2.25 billion with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in June 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. At December 31, 2023, Dominion Energy had $450 million outstanding under this supplemental credit facility, borrowed to support environmental sustainability and social investment initiatives.

Issuances and Borrowings of Long-Term Debt

During 2023, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing long-term indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity

March	Senior notes	Public	Virginia Power	$750	5.000%	2033
March	Senior notes	Public	Virginia Power	750	5.450%	2053
August	Senior notes	Public	Virginia Power	400	5.300%	2033
August	Senior notes	Public	Virginia Power	600	5.700%	2053
October	First mortgage bonds	Public	DESC	500	6.250%	2053
November	Senior notes	Private	PSNC	75	6.160%	2033
November	Senior notes	Private	PSNC	75	6.730%	2053
Total issuances and borrowings				$3,150

In January 2024, Virginia Power issued $500 million of 5.00% senior notes and $500 million of 5.35% senior notes that mature in 2034 and 2054, respectively. The proceeds were used for general corporate purposes and/or to repay short-term debt. In February 2024, Virginia Power completed a securitization of $1.3 billion of deferred fuel costs for its Virginia service territory. See Note 18 to the Consolidated Financial Statements for additional information.

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

Pending any impacts from the completion of the on-going comprehensive business review announced in November 2022, Dominion Energy anticipates, excluding potential opportunistic financings and deferred fuel securitization, issuing approximately $4 billion of long-term debt during 2024, inclusive of $1.0 billion issued at Virginia Power in January 2024. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends, after-tax proceeds from the completion of the East Ohio, PSNC and Questar Gas Transactions remaining after the repayment of 364-day term loan facilities, after-tax proceeds from the completion of the proposed sale of a 50% noncontrolling interest in the CVOW Commercial Project and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed in 2023:

Month	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2023			$2,818		various
Early repurchases & redemptions
September	Term loan	DECP Holdings	2,247		variable	2024
Total repayments, repurchases and redemptions			$5,065
(1)
Total amount redeemed prior to maturity includes remaining outstanding principal plus accrued interest.

In February 2024, Eagle Solar redeemed the remaining principal outstanding of $279 million on its 4.82% secured senior notes which otherwise would have matured in 2042. See Note 18 to the Consolidated Financial Statements for additional information.

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

In 2024, Dominion Energy expects to remarket approximately $270 million of its tax-exempt bonds.

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

Credit ratings and outlooks as of February 16, 2024 are as follows:

	Fitch	Moody’s	Standard & Poor’s
Dominion Energy
Issuer	BBB+	Baa2	BBB+
Senior unsecured debt securities	BBB+	Baa2	BBB
Junior subordinated notes	BBB	Baa3	BBB
Enhanced junior subordinated notes	BBB-	Baa3	BBB-
Preferred stock	BBB-	Ba1	BBB-
Commercial paper	F2	P-2	A-2
Outlook	Stable	Stable	Negative

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

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s Sustainability Revolving Credit Agreement entered into in 2021 and the 364-day term loan facilities entered into in January 2023 and October 2023, and cross-default provisions.

As of December 31, 2023, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	61.6%
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

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2023, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During 2023, Dominion Energy issued 1.7 million of such shares and received proceeds of $94 million.

Dominion Energy also maintained sales agency agreements to effect sales under an at-the-market program. Under the sales agency agreements, Dominion Energy was able, from time to time, to offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Dominion Energy did not issue any shares or enter into any forward sale agreements under this program in 2023 prior to its expiration in June 2023.

Pending any impacts from the completion of the on-going comprehensive business review announced in November 2022, Dominion Energy expects to issue equity through programs such as Dominion Energy Direct® and employee savings plans of similar amounts in 2024 compared to 2023. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repurchases of Equity Securities

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At December 31, 2023, Dominion Energy had $920 million of available capacity under this authorization.

Dominion Energy does not plan to repurchase shares of common stock in 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements for Dominion Energy’s historical capital expenditures by segment. As a result of the comprehensive business review announced in November 2022, Dominion Energy has not completed a long-term capital expenses plan and, as discussed in Future Issues and Other Matters, the implementation of the recommendations resulting from the business review could result in a material adjustment to capital allocations. Dominion Energy’s total planned capital expenditures for each segment for 2024 are presented in the table below:

2024
(billions)
Dominion Energy Virginia(1)	$9.4
Dominion Energy South Carolina	1.3
Contracted Energy	0.5
Corporate and Other segment(2)	0.7
Total(3)	$11.8
(1)
Includes $3.3 billion for 100% of the CVOW Commercial Project.
(2)
Includes $0.6 billion related to gas distribution operations expected to be sold to Enbridge.
(3)
Totals may not foot due to rounding.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its clean energy profile. See Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy in Item 1. Business for additional discussion of various significant capital projects currently under development. The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in January 2024 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2023, Dominion Energy’s Board of Directors established an annual dividend rate for 2024 of $2.67 per share of common stock, consistent with the 2023 rate. Dividends are subject to declaration by the Board of Directors. In January 2024, Dominion Energy’s Board of Directors declared dividends payable in March 2024 of 66.75 cents per share of common stock.

See Note 19 to the Consolidated Financial Statements for a discussion of Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2023, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2023 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$266	$—	$266
Non-Investment grade(2)	9	—	9
No external ratings:
Internally rated—investment grade(3)	43	6	37
Internally rated—non-investment grade(4)	27	—	27
Total	$345	$6	$339

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

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs for such commitments at December 31, 2023 are presented in the table below. These costs represent estimated minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

2024
(millions)
Purchased electric capacity for utility operations	$62
Fuel commitments for utility operations	1,103
Fuel commitments for nonregulated operations	157
Pipeline transportation and storage	591
Total	$1,913

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at December 31, 2023. Such obligations include:

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

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. In April 2023, the legislative process in Virginia was substantially completed resulting in new legislation which shifts $350 million of annual revenue requirement for costs recovered through riders into base rates effective July 2023, eliminates the ability of Virginia Power to utilize CCROs and adjusts the parameters for determining an authorized ROE and revenue sharing. In addition, new legislation allows Virginia Power to apply for the securitization of certain deferred fuel costs as well as seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In September 2023, Dominion Energy entered agreements to sell East Ohio, PSNC, Questar Gas and Wexpro to Enbridge and completed the sale of its 50% noncontrolling limited partner interest in Cove Point to BHE under the agreement signed in July 2023 as discussed in Notes 3 and 9 to the Consolidated Financial Statements. In February 2024, Virginia Power completed the securitization of $1.3 billion of deferred fuel costs as discussed in Notes 13 and 18 to the Consolidated Financial Statements. In February 2024, Dominion Energy entered into an agreement to sell a 50% noncontrolling equity interest in the CVOW Commercial Project to Stonepeak, as discussed in Note 10 to the Consolidated Financial Statements, representing the final strategic component of the on-going business review. Dominion Energy is in the process of finalizing its long-term financial plan which will allow for the conclusion of the review. The implementation of recommendations resulting from the business review, including the items discussed above, is expected to have a material impact on Dominion Energy's future results of operations, financial condition and/or cash flows; however, the full impacts cannot be estimated until the review is completed.

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

Proposed EPA Rules

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

Federal Income Tax Laws

Inflation Reduction Act

The IRA imposes a 15% alternative minimum tax on GAAP net income, as adjusted for certain items, of corporations in excess of $1 billion, for tax years beginning after December 31, 2022. Entities that are subject to the alternative minimum tax may use tax credits to reduce the liability by up to 75% and will receive a tax credit carryforward with an indefinite life that can be claimed against the regular tax in future years. Pending final guidance, the alternative minimum tax is not expected to have an effect on the assessment of the realizability of Dominion Energy’s deferred tax assets or a material impact on Dominion Energy’s future results of operations or cash flows.

Tax Repairs Guidance

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $62 million and $52 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2023 and 2022, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $24 million and $25 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2023 and 2022, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $56 million and $37 million decrease in earnings at December 31, 2023 and 2022, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $5 million and $14 million decrease in earnings at December 31, 2023 and 2022, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2023, Dominion Energy and Virginia Power had $16.3 billion and $3.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million and $151 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2023. As of December 31, 2022, Dominion Energy and

Virginia Power had $12.7 billion and $3.6 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $274 million and $156 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2022.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of December 31, 2023 and 2022, Dominion Energy had €2.1 billion and €2.9 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $202 million and $284 million in the fair value of Dominion Energy’s foreign currency swaps at December 31, 2023 and 2022, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $879 million and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $888 million for the years ended December 31, 2023 and 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $117 million and a net decrease in unrealized gains on debt investments of $196 million for the years ended December 31, 2023 and 2022, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $448 million and net investment losses (including investment income) on nuclear decommissioning and rabbi trust investments of $426 million for the years ended December 31, 2023 and 2022, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $66 million and a net decrease in unrealized gains on debt investments of $106 million for the years ended December 31, 2023 and 2022, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (losses) of $1.2 billion and $(3.0) billion in 2023 and 2022, respectively, versus expected returns of $1.0 billion and $1.1 billion, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. A hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion Energy’s plan assets would result in an increase in the following year’s net periodic cost of $26 million as of both December 31, 2023 and 2022, for pension benefits and $5 million as of both December 31, 2023 and 2022, respectively, for other postretirement benefits.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2023 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy’s internal control over financial reporting at December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on Dominion Energy’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, Dominion Energy has elected to change its method of accounting for investment tax credits from the flow-through method to the deferral method, which has been retrospectively applied in the consolidated financial statements at December 31, 2023 and 2022 and for the three years ended December 31, 2023.

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

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. In addition, a loss is recognized if it becomes probable that capital expenditures will be disallowed for ratemaking purposes and if a reasonable estimate of the amount of the disallowance can be made. Dominion Energy evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; estimated construction costs; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters, and unplanned outages of facilities.

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
•
We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation. We have also inquired with counsel on relevant matters.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2024

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2023	2022	2021
(millions, except per share amounts)
Operating Revenue	$14,393	$13,938	$11,419
Operating Expenses
Electric fuel and other energy-related purchases	3,935	3,711	2,368
Purchased electric capacity	55	59	70
Purchased gas	285	426	392
Other operations and maintenance	3,160	3,365	3,177
Depreciation and amortization	2,580	2,442	2,117
Other taxes	684	675	690
Impairment of assets and other charges	307	1,401	194
Losses (gains) on sales of assets	(27)	426	415
Total operating expenses	10,979	12,505	9,423
Income from operations	3,414	1,433	1,996
Other income (expense)	992	109	1,139
Interest and related charges	1,674	1,002	1,255
Income from continuing operations including noncontrolling interests before income tax expense (benefit)	2,732	540	1,880
Income tax expense (benefit)	575	113	(181)
Net Income From Continuing Operations Including Noncontrolling Interests	2,157	427	2,061
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)(2)	(163)	894	1,358
Net Income Including Noncontrolling Interests	1,994	1,321	3,419
Noncontrolling Interests	—	—	20
Net Income Attributable to Dominion Energy	$1,994	$1,321	$3,399
Amounts attributable to Dominion Energy
Net income from continuing operations	$2,157	$427	$2,041
Net income (loss) from discontinued operations	(163)	894	1,358
Net income attributable to Dominion Energy	$1,994	$1,321	$3,399
EPS - Basic
Net income from continuing operations	$2.48	$0.41	$2.44
Net income (loss) from discontinued operations	(0.19)	1.08	1.68
Net income attributable to Dominion Energy	$2.29	$1.49	$4.12
EPS - Diluted
Net income from continuing operations	$2.48	$0.41	$2.44
Net income (loss) from discontinued operations	(0.19)	1.08	1.68
Net income attributable to Dominion Energy	$2.29	$1.49	$4.12

(1)
See Note 9 for amounts attributable to related parties.
(2)
Includes income tax expense of $1.3 billion, $197 million and $374 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2023	2022	2021
(millions)
Net income including noncontrolling interests	$1,994	$1,321	$3,419
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $1, $(22) and $(6) tax	—	67	15
Changes in unrealized net gains (losses) on investment securities, net of $(19), $29 and $7 tax	55	(100)	(7)
Changes in net unrecognized pension and other postretirement benefit costs (credits), net of $(9), $76 and $(54) tax	27	(218)	144
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(10), $(15) and $(15) tax	33	42	46
Net realized (gains) losses on investment securities, net of $3, $(6) and $5 tax	(11)	19	(18)
Net pension and other postretirement benefit costs (credits), net of $20, $(27) and $(29) tax	(41)	75	82
Net earnings from equity method investees, net of $(1), $— and $— tax	3	—	—
Changes in other comprehensive income from equity method investees, net of $—, $— and $1 tax	—	1	(3)
Total other comprehensive income (loss)	66	(114)	259
Comprehensive income including noncontrolling interests	2,060	1,207	3,678
Comprehensive income attributable to noncontrolling interests	—	—	20
Comprehensive income attributable to Dominion Energy	$2,060	$1,207	$3,658

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2023	2022
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$184	$119
Customer receivables (less allowance for doubtful accounts of $38 and $27)	2,251	2,157
Other receivables (less allowance for doubtful accounts of $1 and $2)	258	375
Inventories:
Materials and supplies	1,251	1,132
Fossil fuel	417	358
Gas stored	30	38
Derivative assets	699	1,019
Margin deposit assets	38	480
Prepayments	246	294
Regulatory assets	1,309	1,883
Other	175	210
Current assets held for sale	18,529	1,785
Total current assets	25,387	9,850
Investments
Nuclear decommissioning trust funds	6,946	5,957
Investment in equity method affiliates	268	295
Other	324	325
Total investments	7,538	6,577
Property, Plant and Equipment
Property, plant and equipment	83,417	75,708
Accumulated depreciation and amortization	(24,637)	(23,396)
Total property, plant and equipment, net	58,780	52,312
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Pension and other postretirement benefit assets	1,779	1,479
Intangible assets, net	945	813
Derivative assets	597	1,038
Regulatory assets	8,356	8,265
Other	1,507	1,487
Total deferred charges and other assets	17,327	17,225
Noncurrent Assets Held for Sale	—	18,831
Total assets	$109,032	$104,795

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2023	2022
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$6,589	$3,337
Supplemental credit facility borrowings	450	—
Short-term debt	3,956	3,423
Accounts payable	921	1,163
Accrued interest, payroll and taxes	1,075	909
Derivative liabilities	346	772
Regulatory liabilities	522	748
Other(1)	1,732	1,695
Current liabilities held for sale	8,885	1,403
Total current liabilities	24,476	13,450
Long-Term Debt
Long-term debt	32,368	32,515
Junior subordinated notes	688	1,387
Supplemental credit facility borrowings	—	450
Other	192	232
Total long-term debt	33,248	34,584
Deferred Credits and Other Liabilities
Deferred income taxes	6,611	5,021
Deferred investment tax credits	1,098	1,140
Regulatory liabilities	8,674	8,435
Asset retirement obligations	5,641	5,062
Derivative liabilities	321	625
Other	1,434	1,275
Total deferred credits and other liabilities	23,779	21,558
Noncurrent Liabilities Held for Sale	—	7,544
Total liabilities	81,503	77,136
Commitments and Contingencies (see Note 23)
Shareholders’ Equity
Preferred stock (See Note 19)	1,783	1,783
Common stock – no par(2)	23,728	23,605
Retained earnings	3,524	3,843
Accumulated other comprehensive loss	(1,506)	(1,572)
Shareholders’ equity	27,529	27,659
Noncontrolling interests	—	—
Total shareholders’ equity	27,529	27,659
Total liabilities and shareholders’ equity	$109,032	$104,795
(1)
See Note 9 for amounts attributable to related parties.
(2)
1.8 billion shares authorized; 838 million shares and 835 million shares outstanding at December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2020	2	$2,387	806	$21,258	$4,189	$(1,717)	$26,117	$344	$26,461
Cumulative-effect of changes in accounting principles					(660)		(660)	223	(437)
Net income including noncontrolling interests					3,399		3,399	20	3,419
Issuance of stock	1	992	4	340			1,332		1,332
Stock awards (net of change in unearned compensation)				28			28		28
Preferred stock dividends (See Note 19)					(68)		(68)		(68)
Common dividends ($2.52 per common share) and distributions					(2,036)		(2,036)	(47)	(2,083)
Other comprehensive income, net of tax						259	259		259
Reclassification of Series A Preferred Stock to Mezzanine Equity	(1)	(1,596)		(14)			(1,610)		(1,610)
Sale of non-wholly-owned nonregulated solar facilities							—	(540)	(540)
Other				(2)			(2)		(2)
December 31, 2021	2	$1,783	810	$21,610	$4,824	$(1,458)	$26,759	$—	$26,759
Net income including noncontrolling interests					1,321		1,321		1,321
Issuance of stock			25	1,969			1,969		1,969
Stock awards (net of change in unearned compensation)				26			26		26
Preferred stock dividends (See Note 19)					(93)		(93)		(93)
Common dividends ($2.67 per common share) and distributions					(2,209)		(2,209)		(2,209)
Other comprehensive loss, net of tax						(114)	(114)		(114)
December 31, 2022	2	$1,783	835	$23,605	$3,843	$(1,572)	$27,659	$—	$27,659
Net income including noncontrolling interests					1,994		1,994		1,994
Issuance of stock			2	94			94		94
Stock awards (net of change in unearned compensation)			1	30			30		30
Preferred stock dividends (See Note 19)					(81)		(81)		(81)
Common dividends ($2.67 per common share)					(2,233)		(2,233)		(2,233)
Other comprehensive income, net of tax						66	66		66
Other				(1)	1		—		—
December 31, 2023	2	$1,783	838	$23,728	$3,524	$(1,506)	$27,529	$—	$27,529

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2023	2022	2021
(millions)
Operating Activities
Net income including noncontrolling interests	$1,994	$1,321	$3,419
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	3,128	3,113	2,781
Deferred income taxes	1,471	102	409
Deferred investment tax credits (benefits)	(37)	141	(343)
Gain from sale of Q-Pipe Group and GT&S Transaction	—	(27)	(685)
Net loss on sale of interest in renewable generation facilities	—	—	514
Provision for refunds and rate credits to electric utility customers	—	—	356
Impairment of assets and other charges	743	1,435	182
Losses (gains) on sales of assets and equity method investments (including Cove Point)	(657)	467	(97)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(474)	505	(639)
Other adjustments	378	(21)	314
Changes in:
Accounts receivable	147	(985)	(183)
Inventories	(198)	(216)	(74)
Deferred fuel and purchased gas costs, net	975	(2,021)	(939)
Prepayments	38	(68)	(20)
Accounts payable	(506)	556	156
Accrued interest, payroll and taxes	175	41	41
Margin deposit assets and liabilities	456	198	(664)
Net realized and unrealized changes related to derivative activities	(35)	(47)	435
Pension and other postretirement benefits	(484)	(461)	(314)
Other operating assets and liabilities	(542)	(333)	(612)
Net cash provided by operating activities	6,572	3,700	4,037
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(10,211)	(7,591)	(5,960)
Acquisition of solar development projects	(24)	(167)	(101)
Proceeds from sale of noncontrolling interest in Cove Point	3,293	—	—
Proceeds from sale of Hope	—	727	—
Proceeds from sale of Q-Pipe Group	—	19	1,522
Repayment of Q-Pipe Transaction deposit	—	—	(1,265)
Proceeds from sale of non-wholly-owned nonregulated solar facilities	—	—	495
Proceeds from sales of securities	2,966	3,282	3,985
Purchases of securities	(3,152)	(3,067)	(3,939)
Proceeds from sales of assets and equity method investments	47	252	159
Contributions to equity method affiliates	(104)	(43)	(1,021)
Short-term deposit	—	(2,000)	—
Return of short-term deposit	—	2,000	—
Other	(22)	(158)	(122)
Net cash used in investing activities	(7,207)	(6,746)	(6,247)
Financing Activities
Issuance of short-term debt, net	533	1,109	1,419
364-day term loan facility borrowings	5,725	—	1,265
Repayment of 364-day term loan facility borrowings	(975)	—	(1,265)
Repayment of supplemental 364-day credit facility borrowings	—	—	(225)
Issuance and remarketing of long-term debt	3,310	4,965	6,400
Repayment and repurchase of long-term debt	(5,673)	(1,388)	(3,750)
Supplemental credit facility borrowings	900	900	900
Supplemental credit facility repayments	(900)	(450)	(900)
Issuance of preferred stock	—	—	742
Series A Preferred Stock redemption	—	(1,610)	—
Issuance of common stock	94	1,866	192
Common dividend payments	(2,233)	(2,209)	(2,036)
Other	(186)	(204)	(371)
Net cash provided by financing activities	595	2,979	2,371
Increase (decrease) in cash, restricted cash and equivalents	(40)	(67)	161
Cash, restricted cash and equivalents at beginning of period	341	408	247
Cash, restricted cash and equivalents at end of period	$301	$341	$408

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, Virginia Power has elected to change its method of accounting for investment tax credits from the flow-through method to the deferral method, which has been retrospectively applied in the consolidated financial statements at December 31, 2023 and 2022 and for the three years ended December 31, 2023.

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

Virginia Power is subject to utility rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”), which have jurisdiction with respect to the rates of electric utility companies in the territories Virginia Power serves. Management has determined Virginia Power meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as property, plant, and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges (benefits), collectively, the “financial statement impacts of rate regulation”.

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

When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. In addition, a loss is recognized if it becomes probable that capital expenditures will be disallowed for ratemaking purposes and if a reasonable estimate of the amount of the disallowance can be made. Virginia Power evaluates whether recovery of its regulatory assets through future rates is probable as well as whether a regulatory liability due to customers is probable and makes various assumptions in its analyses. These analyses are generally based on orders issued by regulatory commissions, legislation and judicial actions; past experience; discussions with applicable regulatory authorities and legal counsel; estimated construction costs; forecasted earnings; and considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events, and other natural disasters, and unplanned outages of facilities.

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
•
We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, filings made by interveners, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation. We have also inquired with counsel on relevant matters.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2024

We have served as Virginia Power’s auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2023	2022	2021
(millions)
Operating Revenue(1)	$9,573	$9,654	$7,470
Operating Expenses
Electric fuel and other energy-related purchases(1)	2,918	2,913	1,735
Purchased capacity	46	46	24
Other operations and maintenance:
Affiliated suppliers	395	342	333
Other	1,456	1,709	1,460
Depreciation and amortization	1,871	1,736	1,364
Other taxes	298	303	326
Impairment of assets and other charges (benefits)	115	557	(269)
Total operating expenses	7,099	7,606	4,973
Income from operations	2,474	2,048	2,497
Other income (expense)	131	—	146
Interest and related charges(1)	764	642	534
Income before income tax expense	1,841	1,406	2,109
Income tax expense	389	294	447
Net Income	$1,452	$1,112	$1,662

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2023	2022	2021
(millions)
Net income	$1,452	$1,112	$1,662
Other comprehensive income, net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $—, $(20) and $(4) tax	(1)	60	13
Changes in unrealized net gains (losses) on investment securities, net of $(3), $4 and $— tax	7	(11)	(2)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(1), $(1) and $(1) tax	—	1	2
Net realized (gains) losses on investment securities, net of $—, $— and $1 tax	1	—	(2)
Other comprehensive income	7	50	11
Comprehensive income	$1,459	$1,162	$1,673

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2023	2022
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$90	$22
Customer receivables (less allowance for doubtful accounts of $30 and $21)	1,728	1,578
Other receivables (less allowance for doubtful accounts of $1 and $2)	121	204
Affiliated receivables	50	7
Inventories (average cost method):
Materials and supplies	761	663
Fossil fuel	324	261
Derivative assets(1)	234	765
Margin deposit assets	35	310
Prepayments	46	43
Regulatory assets	868	1,140
Other	60	9
Total current assets	4,317	5,002
Investments
Nuclear decommissioning trust funds	3,716	3,202
Other	4	3
Total investments	3,720	3,205
Property, Plant and Equipment
Property, plant and equipment	60,963	54,697
Accumulated depreciation and amortization	(17,096)	(16,218)
Total property, plant and equipment, net	43,867	38,479
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(1)	584	518
Intangible assets, net	653	536
Regulatory assets	4,317	4,247
Other(1)	1,160	1,207
Total deferred charges and other assets	6,714	6,508
Total assets	$58,618	$53,194

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

At December 31,	2023	2022
(millions)
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$381	$1,164
Short-term debt	455	941
Accounts payable	597	600
Payables to affiliates	111	255
Affiliated current borrowings	500	2,024
Accrued interest, payroll and taxes	293	270
Asset retirement obligations	377	350
Regulatory liabilities	321	506
Derivative liabilities (1)	244	298
Other current liabilities	908	826
Total current liabilities	4,187	7,234
Long-Term Debt
Long-term debt	17,043	14,916
Other	72	65
Total long-term debt	17,115	14,981
Deferred Credits and Other Liabilities
Deferred income taxes	3,624	3,065
Deferred investment tax credits	656	665
Asset retirement obligations	4,276	3,743
Regulatory liabilities	5,978	5,517
Other (1)	1,125	1,040
Total deferred credits and other liabilities	15,659	14,030
Total liabilities	36,961	36,245
Commitments and Contingencies (see Note 23)
Common Shareholder’s Equity
Common stock – no par(2)	8,987	5,738
Other paid-in capital	1,113	1,113
Retained earnings	11,541	10,089
Accumulated other comprehensive income	16	9
Total common shareholder’s equity	21,657	16,949
Total liabilities and shareholder’s equity	$58,618	$53,194

(1)
See Note 25 for amounts attributable to affiliates.
(2)
500,000 shares authorized; 324,245 shares and 274,723 shares outstanding at December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2020	275	$5,738	$1,113	$7,758	$(52)	$14,557
Cumulative-effect of changes in accounting principles				(143)		(143)
Net income				1,662		1,662
Dividends				(300)		(300)
Other comprehensive income, net of tax					11	11
December 31, 2021	275	5,738	1,113	8,977	(41)	15,787
Net income				1,112		1,112
Other comprehensive income, net of tax					50	50
December 31, 2022	275	5,738	1,113	10,089	9	16,949
Net income				1,452		1,452
Issuance of stock to Dominion Energy	49	3,250				3,250
Other comprehensive income, net of tax					7	7
Other		(1)				(1)
December 31, 2023	324	$8,987	$1,113	$11,541	$16	$21,657

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2023	2022	2021
(millions)
Operating Activities
Net income	$1,452	$1,112	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	2,034	1,892	1,521
Deferred income taxes	504	141	207
Deferred investment tax credits (benefits)	(5)	153	186
Impairment of assets and other charges (benefits)	130	493	(269)
Provision for refunds to customers	—	—	356
Net (gains) losses on nuclear decommissioning trust funds and other investments	(68)	66	(81)
Other adjustments	237	(42)	100
Changes in:
Accounts receivable	1	(629)	(112)
Affiliated receivables and payables	(188)	165	(175)
Inventories	(165)	(71)	(10)
Prepayments	(3)	(7)	(4)
Deferred fuel expenses, net	538	(1,393)	(652)
Accounts payable	(43)	145	19
Accrued interest, payroll and taxes	23	(4)	21
Margin deposit assets and liabilities	274	(143)	(166)
Net realized and unrealized changes related to derivative activities	451	109	—
Other operating assets and liabilities	(357)	(159)	(106)
Net cash provided by operating activities	4,815	1,828	2,497
Investing Activities
Plant construction and other property additions	(6,978)	(4,909)	(3,521)
Purchases of nuclear fuel	(194)	(201)	(160)
Acquisition of solar development projects	(24)	(77)	(75)
Proceeds from sales of securities	1,876	1,538	1,791
Purchases of securities	(1,987)	(1,580)	(1,789)
Other	19	34	—
Net cash used in investing activities	(7,288)	(5,195)	(3,754)
Financing Activities
Issuance (repayment) of short-term debt, net	(486)	196	700
Issuance (repayment) of affiliated current borrowings, net	(1,524)	1,325	319
Issuance and remarketing of long-term debt	2,660	2,338	1,000
Repayment and repurchase of long-term debt	(1,308)	(438)	(450)
Issuance of common stock	3,250	—	—
Common dividend payments to parent	—	—	(300)
Other	(53)	(56)	(21)
Net cash provided by financing activities	2,539	3,365	1,248
Increase (decrease) in cash, restricted cash and equivalents	66	(2)	(9)
Cash, restricted cash and equivalents at beginning of year	24	26	35
Cash, restricted cash and equivalents at end of year	$90	$24	$26

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. and nonregulated electric generation. In connection with the comprehensive business review announced in November 2022, Dominion Energy entered into agreements in September 2023 to sell all of its regulated gas distribution operations, except for DESC’s, to Enbridge. In addition, Dominion Energy completed the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE under the agreement entered into in July 2023. As discussed in Notes 3 and 9, these operations as well as solar generation facility development operations (effective December 2023) are reflected as discontinued operations and held for sale in Dominion Energy's Consolidated Financial Statements.

Effective September 2023, Dominion Energy revised its primary operating segments and manages its daily operations through three primary operating segments: Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization, its noncontrolling interest in Wrangler (through March 2022) and Hope (through August 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources including the net impact of the operations reflected as discontinued operations, which in addition to the operations discussed above includes gas transmission and storage operations, including the Q-Pipe Group (through December 2021) and Dominion Energy’s noncontrolling interest in Atlantic Coast Pipeline. See Notes 3 and 9 for additional information.

The historical information presented in Dominion Energy’s Consolidated Financial Statements and Notes has been recast as necessary to reflect these changes in presentation.

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

Certain amounts in the Companies’ 2022 and 2021 Consolidated Financial Statements have been reclassified to conform to the 2023 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in the fourth quarter of 2023, the Companies elected to change their method of accounting for investment tax credits from the flow-through method to the deferral method. All prior period information was conformed to this presentation as described below under the heading Change in Accounting Policy.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

Change in Accounting Policy

During the fourth quarter of 2023, the Companies changed their method of accounting for investment tax credits from the flow-through method to the deferral method. Previously, the Companies recognized investment tax credits as a reduction of income tax expense in the period that the qualifying property giving rise to the credits was placed into service, except where tax normalization applied. Subsequent to the change in policy, the Companies record deferred unamortized investment tax credits as a deferred credit (reflected within liabilities in the Companies’ Consolidated Balance Sheets) when placed into service and amortize the investment tax credits into earnings as a reduction in income tax expense over the service lives of the related property. This change in accounting policy is expected to have an insignificant impact on the Companies’ regulated operations. Although the application of the flow-through method is considered acceptable, the deferral method is the preferred method of accounting for investment tax credits as it promotes matching of the benefits of the recognition of the investment tax credit with the expected use of the asset. The Companies applied this change in accounting policy retrospectively to all prior periods presented.

The following table details the increase (decrease) to each affected line item in the Companies’ Consolidated Statements of Income for the periods presented:

	Dominion Energy			Virginia Power
Year ended December 31,	2023	2022	2021	2023	2022	2021
(millions, except per share amounts)
Investment Tax Credit-Related Impacts
Income tax expense	$(19)	$94	$(340)	$(9)	$103	$50
Net income from continuing operations(1)	19	(94)	340	9	(103)	(50)
Net income from discontinued operations(2)	13	—	—
Earnings per share(1)(2)	0.04	(0.11)	0.42
Other Impacts(3)
Impairment of assets and other charges	—	(560)	—
Losses (gains) on sales of assets	—	—	303
Depreciation and amortization	18	—	13
Income tax expense	(4)	139	(81)
Net income from continuing operations(4)(5)	(14)	421	(230)
Earnings per share(4)	(0.02)	0.51	(0.28)
(1)
The impact to Dominion Energy's net income from continuing operations includes an increase (decrease) of $(13) million ($(0.02) per share), $(12) million ($(0.01) per share), $(15) million ($(0.02) per share) and $59 million ($0.07 per share) for the first, second, third and fourth quarters of 2023, respectively. Virginia Power's net income includes an increase of $2 million, $2 million, $2 million and $3 million for the first, second, third and fourth quarters of 2023, respectively.
(2)
The impact to Dominion Energy's income tax expense presented within net income from discontinued operations resulted in an increase of $0.02 per share in the third quarter of 2023.
(3)
Other impacts are primarily associated with the impairment of certain solar generation facilities held within Contracted Energy in 2022 and non-wholly-owned solar generation facilities sold in 2021.
(4)
Includes a decrease of $6 million attributable to noncontrolling interests for the year ended December 31, 2021.
(5)
The impact to Dominion Energy's net income from continuing operations includes a decrease of $3 million (less than $0.01 per share), $3 million (less than $0.01 per share), $4 million (less than $0.01 per share) and $4 million (less than $0.01 per share) for the first, second, third and fourth quarters of 2023, respectively.

The following table details the increase (decrease) to each affected line item in the Companies’ Consolidated Balance Sheets for the periods presented:

	Dominion Energy		Virginia Power
At December 31,	2023	2022	2023	2022
(millions)
Investment Tax Credit-Related Impacts
Deferred income taxes and investment tax credits	$589	$625	$264	$278
Noncurrent regulatory liabilities	23	18	23	18
Other Impacts(1)
Property, plant and equipment	533	533
Accumulated depreciation and amortization	60	44
Intangible assets, net	14	14
Operating lease assets(2)	55	57
Deferred income taxes and investment tax credits	135	139
(1)
Other impacts are primarily associated with the impairment of certain solar generation facilities held within Contracted Energy in 2022 and non-wholly-owned solar generation facilities sold in 2021.
(2)
Included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.

In addition to the above impacts, Dominion Energy and Virginia Power recorded a cumulative decrease of $660 million and $143 million, respectively, to retained earnings as of January 1, 2021. In addition, Dominion Energy recorded a cumulative increase of $223 million to noncontrolling interests as of January 1, 2021.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2023 and 2022 included $1.0 billion and $1.1 billion, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. The balances presented within current assets held for sale were $284 million and $324 million at December 31, 2023 and 2022, respectively. Virginia Power’s customer receivables at December 31, 2023 and 2022 included $550 million and $620 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

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
•
Regulated gas transportation and storage sales consist of state-regulated sales of gathering services (through August 2022) and sales of transportation services to off-system customers;
•
Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•
Other nonregulated revenue consists primarily of sales of other miscellaneous products. Other nonregulated revenue also includes sales of energy-related products and services from Dominion Energy’s retail energy marketing operations (through December 2021), service concession arrangements (through December 2022) and revenue associated with services provided to entities presented in discontinued operations under transition services agreements.

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

Revenue included in Discontinued Operations

Operating revenue for the gas transmission and storage operations sold to Southwest Gas as part of the Q-Pipe Group sale primarily consisted of FERC-regulated sales of transmission and storage services, sales of extracted products and associated hedging activities and NGL activities, including gathering and processing and sales of production and condensate.

Transportation and storage contracts associated with the operations sold to Southwest Gas as part of the Q-Pipe Group sale were primarily stand-ready service contracts that include fixed reservation and variable usage fees. NGLs received during natural gas processing are recorded in discontinued operations at fair value as service revenue recognized over time, and revenue continued to be recognized from the subsequent sale of the NGLs to customers upon delivery.

Operating revenue for the gas distribution operations to be sold to Enbridge as part of the East Ohio, PSNC and Questar Gas Transactions primarily consists of state-regulated natural gas sales to residential, commercial and industrial customers and related distribution services, state regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of commodities related to nonregulated extraction activities.

Transportation and storage contracts associated with the operations to be sold to Enbridge as part of the East Ohio, PSNC and Questar Gas Transactions are primarily stand-ready service contracts that include fixed reservation and variable usage fees. Substantially all of the revenue associated with these local gas distribution companies is derived from performance obligations satisfied over time and month-to-month billings according to their respective tariffs.

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

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2023, approximately 86% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2023, approximately 96% is subject to DESC’s deferred fuel accounting.

Virtually all of East Ohio, Questar Gas, DESC and PSNC’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale.

Dominion Energy can earn certain cost saving sharing incentives under the Wexpro Agreements to the extent that the cost of gas supplied to Questar Gas is a certain amount lower than third-party market rates. In 2023 and 2022, Dominion Energy recorded $4 million and $27 million, respectively, for such incentives, reflected in discontinued operations in Dominion Energy’s Consolidated Statements of Income. No amounts were recorded for the year ended December 31, 2021.

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

At December 31, 2023, Virginia Power had an income tax-related affiliated receivable of $40 million, comprised of $45 million of federal income taxes receivable from, and $5 million of state income payable to, Dominion Energy. Virginia Power’s net affiliated balances are expected to be received from Dominion Energy.

At December 31, 2022, Virginia Power had a net income tax-related affiliated payable of $22 million, comprised of $25 million of federal income taxes payable to, and $3 million of state income taxes receivable from, Dominion Energy. Virginia Power’s net affiliated balances were paid to Dominion Energy.

Investment tax credits for both regulated and nonregulated operations are deferred and amortized to income tax expense over the service lives of the properties giving rise to the credits in the year qualifying property is placed in service. The Companies recognize the tax benefit related to initial book and tax basis differences as a reduction of income tax expense in the year in which the qualifying property is placed into service, except where cost-of-service rate regulation applies. Production tax credits are recognized as energy is generated and sold. The IRA allows the election of either the investment tax credit or production tax credit for certain technologies including solar and wind. Such election is made on a project-by-project basis and the choice of credit may vary based on a combination of factors including, but not limited to, capital expenditures and net capacity factors.

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

Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

At December 31,	2023	2022
(millions)
Dominion Energy(1)	$54	$35
Virginia Power	44	21
(1)
In addition, at December 31, 2023 and 2022, Dominion Energy had $19 million and $14 million, respectively, of checks outstanding but not yet presented for payment included in current liabilities held for sale.

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits, federal assistance funds and future debt payments on SBL Holdco and Dominion Solar Projects III, Inc.’s term loan agreements (through December 2021), on DECP Holdings’ term loan agreement (through September 2023) and on Eagle Solar’s senior note agreement (through February 2024).

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and 2020:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
(millions)
Dominion Energy
Cash and cash equivalents(1)	$217	$153	$283	$179
Restricted cash and equivalents(2)(3)	84	188	125	68
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$301	$341	$408	$247
Virginia Power
Cash and cash equivalents	$90	$22	$26	$35
Restricted cash and equivalents(3)	—	2	—	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$90	$24	$26	$35
(1)
At December 31, 2023, 2022, 2021 and 2020, Dominion Energy had $33 million, $34 million, $49 million and $21 million, respectively, of cash and cash equivalents included in current assets held for sale.
(2)
At December 31, 2023, 2022, 2021 and 2020, Dominion Energy had $4 million, $2 million, $3 million and $3 million, respectively, of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.

(3)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2023	2022	2021
(millions)
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,991	$1,408	$1,340
Income taxes	286	139	160
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	1,085	979	637
Leases(3)	255	144	96
(1)
See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Wrangler and Dominion Privatization.
(2)
See Notes 18, 19, 20 and 23 for noncash financing activities related to the contribution of stock to Dominion Energy’s defined benefit pension plan, remarketing of Series A Preferred Stock and the issuance of common stock and transfer of property associated with the settlement of litigation.
(3)
Includes $44 million of finance leases and $211 million of operating leases entered in 2023, $34 million of finance leases and $110 million of operating leases entered in 2022 and $47 million of finance leases and $49 million of operating leases entered in 2021.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2023	2022	2021
(millions)
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$709	$599	$501
Income taxes	(47)	(54)	109
Significant noncash investing activities:
Accrued capital expenditures	807	665	363
Leases(1)	203	116	79

(1)
Includes $30 million of finance leases and $173 million of operating leases entered in 2023, $26 million of finance leases and $90 million of operating leases entered in 2022 and $37 million of finance leases and $42 million of operating leases entered in 2021.

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

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, the Companies generally use a model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, the Companies may estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. For individual contracts, the use of different valuation models or assumptions could have a significant effect on the contract’s estimated fair value.

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

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $38 million and $480 million associated with cash collateral at December 31, 2023 and 2022, respectively. Dominion Energy had margin liabilities of $15 million associated with cash collateral at December 31, 2023 and no amounts outstanding at December 31, 2022. Virginia Power had margin assets of $35 million and $310 million associated with cash collateral at December 31, 2023 and 2022, respectively. Virginia Power had no margin liabilities associated with cash collateral at December 31, 2023 and 2022. See Note 7 for further information about derivatives.

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

Derivative Instruments Designated as Hedging Instruments

In accordance with accounting guidance pertaining to derivatives and hedge accounting, the Companies designate a portion of their derivative instruments as cash flow hedges for accounting purposes. For derivative instruments that are accounted for as cash flow hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

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

In 2023, 2022 and 2021, Dominion Energy capitalized interest costs and AFUDC to property, plant and equipment of $159 million, $84 million and $96 million, respectively. In 2023, 2022 and 2021, Virginia Power capitalized AFUDC to property, plant and equipment of $86 million, $66 million and $78 million, respectively.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2023, 2022 and 2021, Virginia Power recorded less than $1 million, $34 million and $35 million of AFUDC related to these projects, respectively.

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

In 2023 and 2022, Virginia Power had the following charges, recorded in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment), related to early retirements:

•
In 2023, Virginia Power recorded a charge of $25 million ($19 million after-tax) as a result of the abandonment of long-lived assets associated with certain rooftop solar and other projects before the end of their useful lives.
•
In 2022, Virginia Power recorded charges of $167 million ($124 million after-tax) associated with dismantling of certain electric generation facilities.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2023	2022	2021
(percent)
Dominion Energy(1)
Generation	2.65	2.71	2.63
Transmission	2.32	2.32	2.52
Distribution	2.72	2.80	2.85
General and other	4.20	4.31	4.36
Virginia Power
Generation	2.75	2.84	2.69
Transmission	2.29	2.29	2.51
Distribution	2.78	2.76	3.18
General and other	4.60	4.78	5.08
(1)
Excludes rates for depreciation reported as discontinued operations.

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

Effective December 2023, Dominion Energy revised the estimated useful lives for Millstone Units 2 and 3 to reflect lower depreciation rates as a result of its expectation that a 20-year license extension is approved for these facilities. For the year ended December 31, 2023, this revision resulted in an inconsequential impact. This revision is expected to result in an annual decrease of depreciation expense of approximately $40 million ($30 million after-tax) and increase Dominion Energy’s 2024 EPS by approximately $0.04.

Effective January 2024, Virginia Power revised the depreciation rates for Bath County as a result of its expectation that a license extension of at least 40 years will be approved for this facility. This revision is expected to result in an annual decrease of depreciation expense of approximately $15 million ($11 million after-tax) and increase Dominion Energy's EPS by approximately $0.01.

Virginia Power’s non-jurisdictional solar generation property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 35 years, effective January 2022.

Capitalized costs of development wells and leaseholds are amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.73 and $1.67 per mcfe in 2023 and 2022, respectively. Depletion associated with Wexpro's operations is reflected within discontinued operations. See Note 3 for additional information.

Dominion Energy’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives(1)
Nonregulated generation-nuclear	54-64 years
Nonregulated generation-other	30-35 years
General and other	5-50 years
(1)
The estimated useful life for a generation station is made on a unit basis if the facility has multiple generating units and represents the period the unit was placed in service or acquired until the end of its license or estimated service period.

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

Accounting for Regulated Operations

The accounting for the Companies’ regulated electric and gas operations differs from the accounting for nonregulated operations in that the Companies are required to reflect the effect of rate regulation in their Consolidated Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that regulators will require customer refunds or other benefits through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. In addition, a loss is recognized if it becomes probable that capital expenditures will be disallowed for ratemaking purposes and if a reasonable estimate of the amount of the disallowance can be made.

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
Estimated construction costs;
•
Forecasted earnings; and
•
Considerations around the likelihood of impacts from events such as unusual weather conditions, extreme weather events and other natural disasters and unplanned outages of facilities.

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the 2023 Biennial Review, the Companies have concluded that it is not probable that Virginia Power will have earnings in excess of 70 basis points above its authorized ROE for the period January 1, 2021 through December 31, 2022 currently under review with the Virginia Commission or in excess of an expected authorized ROE of 9.70% for the period January 1, 2023 through December 31, 2024 in connection with the future 2025 Biennial Review. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2023. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio gas distribution operations, which are valued using the LIFO method and reflected in current assets held for sale in Dominion Energy's Consolidated Balance Sheets. Under the LIFO method, current stored gas inventory was valued at $18 million and $14 million at December 31, 2023 and December 31, 2022, respectively. Based on the average price of gas purchased during 2023 and 2022, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $42 million and $129 million, respectively.

In 2022, Dominion Energy wrote off certain inventory balances associated with certain nonrenewable electric generation facilities resulting in a $40 million charge ($30 million after-tax) recorded in impairments and other charges (reflected in the Corporate and Other segment) in its Consolidated Statements of Income, including $19 million ($14 million after-tax) at Virginia Power for inventory not utilized at such facilities prior to their retirement in the first half of 2023.

Goodwill

Dominion Energy evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2023, Dominion Energy's current period calculation of the expected gain or loss on the Questar Gas and East Ohio Transactions resulted in an impairment of the related goodwill. See Note 3 for additional information.

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

Segment Disclosures

In November 2023, the FASB issued revised accounting guidance for reportable segments. The revised guidance requires disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the CODM. The revised guidance does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented. The Companies expect this revised guidance to only impact their disclosures with no impacts to their results of operations, cash flows or financial condition.

Income Tax Disclosures

In December 2023, the FASB issued revised accounting guidance for income taxes. The revised guidance requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and allows either prospective or retrospective application. The Companies expect this revised guidance to only impact their disclosures with no impacts to their results of operations, cash flows or financial condition.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which includes the sale of East Ohio and is valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the East Ohio Transaction is not conditioned upon the closing of the PSNC or Questar Gas Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS and FCC as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC. In October 2023, as required under the sale agreement, Dominion Energy filed a notice with the Ohio Commission. The proposed internal reorganization in connection with the East Ohio Transaction is subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Upon closing, Dominion Energy will retain the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. The East Ohio Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $155 million due to Dominion Energy under certain conditions. Based on the recorded balances at December 31, 2023, Dominion Energy recorded a charge of $50 million ($45 million after-tax), including amounts associated with an impairment of goodwill. Upon closing, Dominion Energy will write-off the remaining $1.5 billion of goodwill which is not deductible for tax purposes but excluding the effects of any closing adjustments. During the year ended December 31, 2023, Dominion Energy recorded charges of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio's stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale.

At the closing of the East Ohio Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of East Ohio for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which includes the sale of PSNC and is valued at approximately $3.1 billion, consisting of a purchase price of approximately $2.2 billion in cash and approximately $1.0 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the PSNC Transaction is not conditioned upon the closing of the East Ohio or Questar Gas Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and North Carolina Commission as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC which was also received in January 2024. In October 2023, Dominion Energy filed for approval from the North Carolina Commission. The proposed internal reorganization in connection with the PSNC Transaction is subject to approval by the North Carolina Commission. Dominion Energy filed for such approval in September 2023 which was received in November 2023. The internal reorganization was completed in December 2023.

Upon closing, Dominion Energy will retain the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. The PSNC Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $78 million due to Dominion Energy under certain conditions. Based on the recorded balances at December 31, 2023, Dominion Energy expects to recognize a pre-tax gain of approximately $30 million ($370 million after-tax loss) upon closing, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of any closing adjustments. During the year ended December 31, 2023, Dominion Energy recorded charges of $334 million to reflect the recognition of deferred taxes on the outside basis of PSNC's stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which includes the sale of Questar Gas, Wexpro and related affiliates and is valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the Questar Gas Transaction is not conditioned upon the closing of the East Ohio or PSNC Transactions. The sale will be treated as a stock sale for tax purposes and is expected to close in 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and Utah and Wyoming Commissions as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC. In October 2023, Dominion Energy filed for approvals from the Utah and Wyoming Commissions. In October 2023, Dominion Energy filed the notice with the Idaho Commission required for closing of the Questar Gas Transaction. The proposed internal reorganization in connection with the Questar Gas Transaction is subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Upon closing, Dominion Energy will retain the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. The Questar Gas Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $107 million due to Dominion Energy under certain conditions. Based on the recorded balances at December 31, 2023, Dominion Energy recorded a charge of $284 million ($279 million after-tax), including amounts associated with an impairment of goodwill. Upon closing, Dominion Energy will write-off the remaining $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of any closing adjustments. During the year ended December 31, 2023, Dominion Energy recorded charges of $462 million to reflect the recognition of deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates' stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale.

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

In February 2024, Dominion Energy entered into an agreement with AES to sell Birdseye and the Madison solar project for approximately $17 million in cash, subject to customary closing adjustments. Dominion Energy recognized a charge of $68 million ($51 million after-tax) in the fourth quarter of 2023 to adjust the assets down to their realizable fair value. As a result, Dominion Energy expects any gain or loss to be inconsequential upon closing, which is expected in the first half of 2024.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

Year Ended December 31, 2023	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$1,037	$743	$1,679	$15
Operating expense(1)	701	517	1,602	111
Other income (expense)	30	11	8	—
Interest and related charges	71	52	68	1
Income (loss) before income taxes	295	185	17	(97)
Income tax expense(2)	69	431	521	(38)
Net income (loss) attributable to Dominion Energy(3)	$226	$(246)	$(504)	$(59)
(1)
East Ohio Transaction includes a charge of $50 million ($45 million after-tax) primarily for an impairment of associated goodwill, Questar Gas Transaction includes a charge of $284 million ($279 million after-tax) primarily for an impairment of associated goodwill and Other includes a charge of $68 million ($51 million after-tax) associated with the impairment of nonregulated solar generation facility development operations and a charge of $15 million ($11 million after-tax) associated with the impairment of certain nonregulated solar assets.
(2)
Includes amounts to reflect the recognition of deferred taxes on the outside basis of the applicable entities’ stock upon meeting the classification as held for sale.
(3)
Excludes $(3) million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2023.

Year Ended December 31, 2022	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$1,043	$841	$1,341	$11
Operating expense(1)	702	648	1,043	118
Other income (expense)	28	9	—	—
Interest and related charges	36	43	45	—
Income (loss) before income taxes	333	159	253	(107)
Income tax expense	45	34	50	(28)
Net income (loss) attributable to Dominion Energy(2)	$288	$125	$203	$(79)
(1)
Other includes a charge of $103 million ($76 million after-tax) associated with the impairment of a nonregulated solar generation asset.
(2)
Excludes $(3) million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2022.

Year Ended December 31, 2021	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$908	$613	$1,020	$5
Operating expense	620	451	761	6
Other income (expense)	25	11	(1)	—
Interest and related charges	18	35	35	—
Income (loss) before income taxes	295	138	223	(1)
Income tax expense (benefit)	38	27	42	(1)
Net income (loss) attributable to Dominion Energy(1)	$257	$111	$181	$-

(1)
Excludes $19 million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2021.

The carrying value of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At December 31, 2023				At December 31, 2022
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(1)	$497	$336	$764	$1	$544	$381	$803	$10
Property, plant and equipment, net	5,443	2,806	4,369	26	5,012	2,591	3,984	50
Other deferred charges and other assets, including goodwill(2) and intangible assets	2,659	834	766	—	2,629	822	1,043	34
Current liabilities(3)(4)	560	224	389	7	634	151	612	6
Long-term debt(5)	2,286	948	1,205	—	2,287	798	1,245	—
Other deferred credits and liabilities(6)	1,437	711	1,116	2	1,435	689	1,087	11
(1)
Includes cash and cash equivalents of $4 million and $6 million within the East Ohio Transaction, $2 million and less than $1 million within the PSNC Transaction and $26 million and $28 million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively. Also includes regulatory assets of $75 million and $90 million within the East Ohio Transaction, $89 million and $95 million within the PSNC Transaction and $297 million and $273 million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively.
(2)
Includes goodwill of $1.5 billion and $673 million at both December 31, 2023 and 2022 within the East Ohio and PSNC Transactions, respectively, and $720 million and $983 million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively. Also includes regulatory assets of $781 million and $751 million within the East Ohio Transaction, $86 million and $93 million within the PSNC Transaction and $(39) million and $(22) million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively.
(3)
Includes regulatory liabilities of $54 million and $43 million within the East Ohio Transaction, $44 million and $11 million within the PSNC Transaction and $55 million and $144 million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively.
(4)
Questar Gas Transaction includes $40 million of 2.98% unsecured senior notes at December 31, 2023, which are scheduled to mature in December 2024.
(5)
Includes East Ohio Unsecured Senior Notes due 2025 to 2052 at rates from 1.30% to 6.38% and with a weighted-average coupon rate for debt outstanding at December 31, 2023 of 3.13%; PSNC Unsecured Senior Notes due 2026 to 2053 at rates from 3.10% to 7.45% and with a weighted-average coupon rate for debt outstanding at December 31, 2023 of 4.67%; and Questar Gas Unsecured Senior Notes due 2024 to 2052 at rates from 2.21% to 7.20% and with a weighted-average coupon rate for debt outstanding at December 31, 2023 of 3.99%; in the East Ohio, PSNC and Questar Gas Transactions, respectively.
(6)
Includes regulatory liabilities of $711 million and $749 million within the East Ohio Transaction, $435 million and $436 million within the PSNC Transaction and $502 million and $506 million within the Questar Gas Transaction at December 31, 2023 and 2022, respectively.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

Year Ended December 31, 2023	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$507	$233	$449	$—
Significant noncash items
Depreciation, depletion and amortization	148	90	175	2
Accrued capital expenditures	42	43	32	—

Year Ended December 31, 2022	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$456	$153	$438	$—
Significant noncash items
Depreciation, depletion and amortization	134	87	163	4
Accrued capital expenditures	53	16	31	—

Year Ended December 31, 2021	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures(1)	$420	$195	$416	$—
Significant noncash items
Depreciation, depletion and amortization	122	81	168	4
Accrued capital expenditures	27	41	25	—
(1)
In November 2021, Wexpro closed on an agreement with a natural gas gathering systems operator to purchase an existing natural gas gathering system in Wyoming including pipelines, compressors and dehydration equipment for total consideration of $41 million, included in the Questar Gas Transaction.

Disposition of Gas Transmission & Storage Operations

In July 2020, Dominion Energy entered into an agreement with BHE to sell substantially all of its gas transmission and storage operations, including processing assets, as well as noncontrolling partnership interests in Iroquois, JAX LNG and White River Hub and a controlling interest in Cove Point (consisting of 100% of the general partner interest and 25% of the total limited partner interests). The agreement provides that Dominion Energy retains the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. Concurrently in October 2020, Dominion Energy and BHE entered into a separate agreement under which Dominion Energy would sell the Q-Pipe Group and certain other affiliated entities to BHE for cash consideration of $1.3 billion and the assumption of related long-term debt. In November 2020, Dominion Energy completed the GT&S Transaction. Dominion Energy retained a 50% noncontrolling interest in Cove Point that was accounted for as an equity method investment upon closing of the GT&S Transaction as Dominion Energy had the ability to exercise significant influence over, but not control, Cove Point.

In connection with closing of the GT&S Transaction, Dominion Energy and BHE entered into a transition services agreement under which Dominion Energy provided specified administrative services to support the operations of the disposed business through June 2023 for certain services. In addition, BHE provided certain administrative services to Dominion Energy through December 2022. Dominion Energy recorded $9 million, $20 million and $21 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, respectively. Also in 2020, BHE provided a $1.3 billion deposit to Dominion Energy on the Q-Pipe Transaction. In July 2021, Dominion Energy and BHE mutually agreed to terminate the Q-Pipe Transaction as a result of uncertainty associated with receiving approval under the Hart-Scott-Rodino Act.

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

In connection with the closing of the sale of the Q-Pipe Group, Dominion Energy and Southwest Gas entered into a transition services agreement under which Dominion Energy provided specified administrative services to support the operations of the disposed businesses through July 2023 for certain services. Dominion Energy recorded $5 million and $6 million associated with the transition services agreement in operating revenue in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively.

The operations included in the Q-Pipe Group are presented in discontinued operations effective July 2020. As a result, depreciation and amortization ceased on the applicable assets. See Note 9 for additional information regarding Dominion Energy’s equity method investment in Cove Point.

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

Year Ended December 31, 2021	Q-Pipe Group(1)
(millions)
Operating revenue	$254
Operating expense	76
Other income (expense)(2)	28
Interest and related charges	25
Income (loss) before income taxes	181
Income tax expense (benefit)	36
Net income (loss) attributable to Dominion Energy(3)	$145
(1)
Operations associated with the Q-Pipe Group are through the December 31, 2021 closing date.
(2)
Q-Pipe Group includes a $25 million benefit associated with the termination of the Q-Pipe Transaction in 2021.
(3)
Excludes $19 million of income tax expense (benefit) attributable to consolidated state and interim period tax allocation adjustments for the year ended December 31, 2021.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

Year Ended December 31, 2021	Q-Pipe Group(1)
(millions)
Capital expenditures	$34
Significant noncash items
Depreciation and amortization	—
Accrued capital expenditures	—
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

All activity related to Hope is, effective September 2023, reflected in the Corporate and Other segment.

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

All activity related to Kewaunee prior to closing is included in Contracted Energy, with remaining activity reflected in the Corporate and Other segment.

Acquisition of Birdseye

In May 2021, Dominion Energy acquired 100% of the ownership interest in Birdseye from BRE Holdings, LLC for total consideration of $46 million, consisting of $28 million in cash and $18 million, measured at fair value at closing, of consideration contingent on the achievement of certain revenue targets and future development project sales. Birdseye is primarily engaged in the development of solar energy projects in southeastern states in the U.S. with 2.5 GW of solar generation projects under development at acquisition. The allocation of the purchase price resulted in $25 million of development project assets, primarily reflected in other deferred charges and other assets in Dominion Energy’s Consolidated Balance Sheets, and $24 million of goodwill, which is not deductible for tax purposes. The goodwill reflects the value associated with enhancing Dominion Energy’s development of regulated and long-term contracted solar generating and electric storage projects. The fair value measurements, including of the assets acquired, were determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows. Birdseye is included in the Corporate and Other segment effective December 2023.

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

	Dominion Energy			Virginia Power
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Regulated electric sales:
Residential	$5,141	$5,261	$4,509	$3,863	$4,039	$3,366
Commercial	4,556	4,480	3,194	3,632	3,647	2,417
Industrial	887	901	748	440	472	367
Government and other retail	1,036	1,235	921	965	1,172	862
Wholesale	176	234	175	116	132	107
Nonregulated electric sales	758	1,249	1,005	65	68	44
Regulated gas sales:
Residential	293	331	322
Commercial	145	188	160
Other	79	168	108
Regulated gas transportation and storage	18	38	35
Other regulated revenues	253	296	248	238	277	234
Other nonregulated revenues(1)(2)	145	171	236	53	61	73
Total operating revenue from contracts with customers	13,487	14,552	11,661	9,372	9,868	7,470
Other revenues(1)(3)	906	(614)	(242)	201	(214)	—
Total operating revenue	$14,393	$13,938	$11,419	$9,573	$9,654	$7,470
(1)
See Note 25 for amounts attributable to related parties and affiliates.
(2)
Includes sales of renewable energy credits of $44 million, $42 million and $33 million for the years ended December 31, 2023, 2022 and 2021, respectively, at Dominion Energy and $29 million, $18 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively, at Virginia Power.
(3)
Includes alternative revenue of $162 million, $72 million and $44 million at both Dominion Energy and Virginia Power for years ended December 31, 2023, 2022 and 2021, respectively.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at December 31, 2023.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2023 and 2022, Dominion Energy’s contract liability balances were $47 million and $51 million, respectively. At December 31, 2023 and 2022, Virginia Power’s contract liability balances were $40 million and $39 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2023 and 2022, Dominion Energy recognized revenue of $48 million and $42 million from the beginning contract liability balance. During the years ended December 31, 2023 and 2022, Virginia Power recognized revenue of $39 million and $33 million, respectively, from the beginning contract liability balance.

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

In August 2022, the IRA was enacted which, among other things, extends the investment and production tax credits for clean energy technologies until at least 2032 and imposes a 15% alternative minimum tax on GAAP net income, as adjusted for certain items, of corporations greater than $1 billion for tax years beginning after December 31, 2022. The IRA did not impact the measurement of the Companies’ deferred income taxes or change the Companies' assessment of the realizability of deferred tax assets. The Companies continue to monitor and evaluate the impacts of the IRA, including changes in the Companies' interpretations, if any, as guidance is issued and finalized.

As indicated in Note 2, certain of the Companies’ operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes from the 2017 Tax Reform Act represent amounts probable of collection from or return to customers and are presented as components of regulatory assets or liabilities. See Note 13 for additional information and current year developments.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Current:
Federal	$(385)	$(76)	$(301)	$(116)	$17	$67
State	(99)	27	13	6	(17)	(13)
Total current expense (benefit)	(484)	(49)	(288)	(110)	—	54
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	760	95	558	406	215	294
Tax utilization expense of operating loss carryforwards	45	35	42	—	—	—
State	282	73	(49)	107	108	116
Total deferred expense	1,087	203	551	513	323	410
Investment tax credits	(28)	(41)	(444)	(14)	(29)	(17)
Total income tax expense (benefit)	$575	$113	$(181)	$389	$294	$447

In 2023, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the East Ohio, PSNC and Questar Gas Transactions and Cove Point operations, including the Cove Point gain, is reflected in discontinued operations. Dominion Energy’s income tax expense from continuing operations reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax on the Cove Point gain, presented in discontinued operations.

In 2022, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the East Ohio, PSNC and Questar Gas Transactions and Cove Point operations is reflected in discontinued operations.

In 2021, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the East Ohio, PSNC and Questar Gas Transactions, Cove Point and Q-Pipe Group’s operations, including taxes on the gain, is reflected in discontinued operations. Dominion Energy’s income tax expense reflects the utilization of investment tax credit carryforwards to offset a portion of the federal tax gain on the sale. 2021 investment tax credits include the impact of the sale of SBL Holdco and a 50% noncontrolling interest in Four Brothers and Three Cedars, as described below.

Discontinued Operations

Income tax expense reflected in discontinued operations is $1.3 billion, $197 million, and $374 million for the years ended December 31, 2023, 2022 and 2021, respectively. As discussed in Note 3, Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which will be treated as a stock sale for income tax purposes. In connection with the pending sales, Dominion Energy recorded a charge of $886 million, $825 million of which established deferred tax liabilities to reflect the excess of the financial reporting basis over the tax basis in the stock of the entities anticipated to be sold. These deferred taxes will reverse upon closing of the respective sales, all of which are expected to occur in 2024. In addition, Dominion Energy recorded tax expense of $278 million associated with completing the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE as discussed in Note 9. Income taxes reflect tax expense on pre-tax income attributable to East Ohio, PSNC, Questar Gas, Wexpro and equity method earnings from Cove Point of $104 million, $233 million and $218 million, partially offset by an income tax benefit of $59 million, $38 million and $37 million related to excess deferred income tax amortization for the years ended December 31, 2023, 2022 and 2021, respectively. 2021 income tax expense also includes a $14 million benefit related to finalizing income tax returns on the GT&S Transaction and the absence of a $36 million benefit on non-deductible goodwill written off in connection with the sale of the Q-Pipe Group.

Continuing Operations

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power
Twelve Months Ended December 31,	2023	2022	2021	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	—	17.0	—
Recognition of taxes - privatization intercompany gain				—	2.4	—
State taxes, net of federal benefit	4.1	11.3	1.1	4.7	4.6	4.6
Investment tax credits	(1.0)	(7.7)	(23.6)	(0.8)	(2.0)	(0.8)
Production tax credits	(0.6)	(2.7)	(0.7)	(0.8)	(1.0)	(0.6)
Valuation allowances	—	—	0.2	—	—	—
Reversal of excess deferred income taxes	(2.6)	(15.3)	(3.3)	(2.6)	(3.8)	(2.1)
State legislative change	(0.1)	(0.1)	(1.1)	—	—	(0.7)
Changes in state deferred taxes associated with assets held for sale	1.1	0.9	—
AFUDC—equity	—	(1.1)	(0.6)	—	(0.4)	(0.5)
Settlements of uncertain tax positions	(0.4)	—	(2.0)	—	—	—
Absence of tax on noncontrolling interest	—	—	(0.2)
Employee stock ownership plan deduction	(0.3)	(1.5)	(0.5)
Other, net	(0.2)	(0.9)	—	(0.4)	0.1	0.3
Effective tax rate	21.0%	20.9%	(9.7)%	21.1%	20.9%	21.2%

Dominion Energy’s 2023 effective tax rate includes a net income tax expense of $29 million associated with the remeasurement of consolidated state deferred taxes as a result of the East Ohio, PSNC and Questar Gas Transactions and sale of Dominion Energy’s 50% noncontrolling partnership interest in Cove Point as discussed in Notes 3 and 9, respectively.

In August 2022, Dominion Energy sold 100% of the equity interests in Hope in a stock sale for income tax purposes. Dominion Energy’s 2022 effective tax rate reflects the current income tax expense on the sale of Hope’s stock. Virginia Power transferred its existing privatization operations in Virginia to Dominion Energy, and Dominion Energy contributed these assets to Dominion Privatization. As the original owner of these privatization assets, Virginia Power is required to recognize the income tax expense on Dominion Energy’s transaction with Dominion Privatization. As such, Virginia Power’s 2022 effective tax rate reflects an income tax expense of $34 million on this transaction.

Dominion Energy’s 2021 effective tax rate includes income tax benefits of $196 million and $196 million associated with the write-off of remaining unamortized investment tax credit liabilities attributable to the sale of SBL Holdco and a 50% noncontrolling interest in Four Brothers and Three Cedars, respectively. In December 2021, unrecognized tax benefits related to several state uncertain tax positions acquired in the SCANA Combination were effectively settled through negotiations with the taxing authority. Management believed it was reasonably possible these unrecognized tax benefits could decrease through settlement negotiations or payments during 2021, however no income tax benefits could be recognized unless or until the positions were effectively settled. Resolution of these uncertain tax positions decreased income tax expense by $38 million. In addition, the Companies’ effective tax rates reflect the benefit of a state legislative change enacted in April 2021 for tax years beginning January 1, 2022. Dominion Energy’s effective tax rate reflects a $21 million deferred tax benefit, inclusive of a $16 million deferred tax benefit at Virginia Power.

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2023	2022	2023	2022
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,150	$2,960	$1,281	$1,695
Total deferred income tax liabilities	8,761	7,981	4,905	4,760
Total net deferred income tax liabilities	$6,611	$5,021	$3,624	$3,065
Total deferred income taxes:
Depreciation method and plant basis differences	$4,588	$4,449	$3,588	$3,437
Excess deferred income taxes	(811)	(847)	(600)	(616)
Unrecovered nuclear plant cost	450	479
DESC rate refund	(67)	(89)
Toshiba Settlement	(147)	(162)
Nuclear decommissioning	1,109	1,001	332	311
Deferred state income taxes	975	786	620	544
Federal benefit of deferred state income taxes	(220)	(160)	(130)	(114)
Deferred fuel, purchased energy and gas costs	299	509	267	403
Pension benefits	324	330	(110)	(105)
Other postretirement benefits	116	58	125	111
Loss and credit carryforwards	(1,022)	(1,782)	(309)	(751)
Deferred unamortized investment tax credits	(257)	(265)	(164)	(164)
Valuation allowances	130	137	8	7
Partnership basis differences	70	466
Total deferred taxes on stock held for sale	804	—
Other	270	111	(3)	2
Total net deferred income tax liabilities	$6,611	$5,021	$3,624	$3,065

At December 31, 2023, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal losses	$576	$121	$—	2037
Federal investment credits	—	264	—	2041-2043
Federal production and other credits	—	91	—	2041-2043
State losses	2,678	131	(51)	2024-2043
State minimum tax credits	—	327	—	No expiration
State investment and other credits	—	125	(79)	2024-2033
Total	$3,254	$1,059	$(130)

At December 31, 2023, Virginia Power had the following deductible loss and credit carryforwards:

	Deductible	Deferred	Valuation	Expiration
	Amount	Tax Asset	Allowance	Period
(millions)
Federal investment credits	$—	$241	$—	2041-2043
Federal production and other credits	—	58	—	2041-2043
State losses	3	—	—	2042
State investment and other credits	—	9	(8)	2024
Total	$3	$308	$(8)

A reconciliation of changes in Dominion Energy’s unrecognized tax benefits follows. Virginia Power does not have any unrecognized tax benefits in the periods presented:

	Dominion Energy
	2023	2022	2021
(millions)
Balance at January 1,	$117	$128	$167
Prior period positions - increases	5	8	48
Prior period positions - decreases	(12)	(8)	(59)
Current period positions - increases	—	2	2
Settlements with tax authorities	—	(3)	(26)
Expiration of statutes of limitations	—	(10)	(4)
Balance at December 31,	$110	$117	$128

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $52 million, $64 million and $72 million at December 31, 2023, 2022 and 2021, respectively. In discontinued operations, these unrecognized tax benefits were $38 million at December 31, 2023 and $33 million at both December 31, 2022 and 2021. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $8 million, $7 million and $34 million in 2023, 2022 and 2021, respectively.

Dominion Energy participates in the IRS Compliance Assurance Process which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of tax years through 2019. The statute of limitations has not yet expired for years after 2019. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax years 2022, 2021 and 2020, no material adjustments are expected. The IRS examination of tax year 2023 is ongoing.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2024 by up to $27 million for Dominion Energy. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $14 million for Dominion Energy. Otherwise, with regard to 2023 and prior years, the Companies cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2024.

For each of the major states in which Dominion Energy operates or previously operated, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2012
Connecticut	2020
Virginia(2)	2020
Utah(1)	2019
South Carolina	2020

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

The Companies enter into certain physical and financial forwards, futures and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. The inputs into the option models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices and volumes. For Level 3 fair value measurements, certain forward market prices and implied price volatilities are considered unobservable.

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at December 31, 2023. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	$3	(1)-5	2	$3	(1) - 5	2
Electricity	Discounted cash flow	Market price (per MWh)	(3)	152	27-121	47
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	70	1-7	4	18	1-7	4
		Price volatility	(4)		3%-76%	45%		11%-64%	53%
Total assets				$225			$21
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$14	(2)-3	(1)	$14	(2)-3	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	123	(1)-7	2	123	(1)-7	2
Electricity	Discounted cash flow	Market price (per MWh)	(3)	2	40-127	62
Total liabilities				$139			$137
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

Nonrecurring Fair Value Measurements

See Note 3 for information on the nonrecurring fair value measurement associated with Dominion Energy’s acquisition of Birdseye. See Note 9 for information regarding nonrecurring fair value measurements associated with Dominion Energy’s noncontrolling interest in businesses and assets contributed to Wrangler and Dominion Energy’s noncontrolling ownership interest in Dominion Privatization. See Note 10 for information regarding impairment charges recorded by Dominion Energy associated with a corporate office building, nonregulated solar facilities and non-wholly-owned nonregulated solar facilities in partnerships.

In 2023, Dominion Energy recorded a charge of $15 million ($11 million after-tax) presented within discontinued operations in its Consolidated Statements of Income (reflected in the Corporate and Other segment) to adjust certain nonregulated solar assets down to their estimated fair value, using a market approach, of $22 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received. As discussed in Note 3, these assets were sold in August 2023.

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

In 2021, Dominion Energy recorded a charge of $16 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using both an income and market approach, of $26 million. The valuation is considered a Level 3 measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates inherent in the future cash flows and market prices. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both December 31, 2023 and 2022.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in the Companies’ pension and other postretirement benefit plans are presented in Note 22.

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
December 31, 2023
Assets
Derivatives:
Commodity	$—	$325	$225	$550	$—	$96	$21	$117
Interest rate	—	800	—	800	—	181	—	181
Investments(1):
Equity securities:
U.S.	4,527	—	—	4,527	2,362	—	—	2,362
Fixed income:
Corporate debt instruments	—	500	—	500	—	274	—	274
Government securities	219	1,238	—	1,457	129	687	—	816
Cash equivalents and other	31	—	—	31	20	—	—	20
Total assets	$4,777	$2,863	$225	$7,865	$2,511	$1,238	$21	$3,770
Liabilities
Derivatives:
Commodity	$—	$160	$139	$299	$—	$95	$137	$232
Interest rate	—	359	—	359	—	45	—	45
Foreign currency exchange rate	—	39	—	39	—	39	—	39
Total liabilities	$—	$558	$139	$697	$—	$179	$137	$316
December 31, 2022
Assets
Derivatives:
Commodity	$—	$332	$437	$769	$—	$32	$236	$268
Interest rate	—	1,407	—	1,407	—	614	—	614
Investments(1):
Equity securities:
U.S.	3,810	—	—	3,810	2,028	—	—	2,028
Fixed income:
Corporate debt instruments	—	576	—	576	—	360	—	360
Government securities	161	1,059	—	1,220	90	542	—	632
Total assets	$3,971	$3,374	$437	$7,782	$2,118	$1,548	$236	$3,902
Liabilities
Derivatives:
Commodity	$—	$911	$15	$926	$—	$333	$15	$348
Interest rate	—	377	—	377	—	7	—	7
Foreign currency exchange rate	—	101	—	101	—	101	—	101
Total liabilities	$—	$1,389	$15	$1,404	$—	$441	$15	$456

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $457 million and $404 million of assets at Dominion Energy, inclusive of $217 million and $161 million at Virginia Power, at December 31, 2023 and 2022, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy			Virginia Power
	2023	2022	2021	2023	2022	2021
(millions)
Beginning balance	$422	$222	$103	$221	$102	$103
Total realized and unrealized gains (losses):
Included in earnings:
Operating Revenue	1	2	(9)
Electric fuel and other energy-related purchases	(273)	444	10	(278)	382	4
Discontinued operations	(1)	—	—
Included in regulatory assets/liabilities	(414)	183	119	(349)	102	(1)
Settlements	241	(455)	(10)	255	(393)	(4)
Purchases	104	28	—	35	28	—
Transfers out of Level 3	6	(2)	9
Ending balance	$86	$422	$222	$(116)	$221	$102

Dominion Energy had a $7 million gain included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the year ended December 31, 2023. Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the year ended December 31, 2023. The Companies’ had no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2022 and 2021.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
December 31, 2023
Long-term debt(2)	$42,526	$40,539	$17,392	$16,418
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,388	1,374
December 31, 2022
Long-term debt(2)	$39,680	$36,426	$15,616	$14,067
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,387	1,340

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at December 31, 2023 and December 31, 2022. Additionally, Dominion Energy carrying amounts include portions classified as current liabilities held for sale at both December 31, 2023 and 2022.

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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
December 31, 2023
Commodity contracts:
Over-the-counter	$289	$26	$—	$263	$112	$13	$—	$99
Exchange	118	33	15	70	4	3	—	1
Interest rate contracts:
Over-the-counter	800	191	—	609	181	11	—	170
Total derivatives, subject to a master netting or similar arrangement	$1,207	$250	$15	$942	$297	$27	$—	$270
December 31, 2022
Commodity contracts:
Over-the-counter	$408	$28	$—	$380	$238	$7	$—	$231
Exchange	160	159	—	1	—	—	—	—
Interest rate contracts:
Over-the-counter	1,407	248	—	1,159	614	38	—	576
Total derivatives, subject to a master netting or similar arrangement	$1,975	$435	$—	$1,540	$852	$45	$—	$807
(1)
Excludes derivative assets of $143 million and $201 million at Dominion Energy, and $1 million and $30 million at Virginia Power, at December 31, 2023 and 2022, respectively, which are not subject to master netting or similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
December 31, 2023
Commodity contracts:
Over-the-counter	$266	$26	$30	$210	$153	$13	$30	$110
Exchange	33	33	—	—	3	3	—	—
Interest rate contracts:
Over-the-counter	359	186	—	173	45	6	—	39
Foreign currency exchange rate contracts:
Over-the-counter	39	5	—	34	39	5	—	34
Total derivatives, subject to a master netting or similar arrangement	$697	$250	$30	$417	$240	$27	$30	$183
December 31, 2022
Commodity contracts:
Over-the-counter	$443	$34	$71	$338	$146	$13	$71	$62
Exchange	483	159	324	—	176	—	176	—
Interest rate contracts:
Over-the-counter	377	210	1	166	7	—	—	7
Foreign currency exchange rate contracts:
Over-the-counter	101	32	—	69	101	32	—	69
Total derivatives, subject to a master netting or similar arrangement	$1,404	$435	$396	$573	$430	$45	$247	$138
(1)
Excludes derivative liabilities of $76 million and $26 million at Virginia Power at December 31, 2023 and 2022, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2023 or 2022 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity as of December 31, 2023. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	38	14	32	14
Basis(1)	179	346	141	346
Electricity (MWh in millions):
Fixed price	17	40	8	9
FTRs	39	—	39	—
Interest rate(2) (in millions)	$6,145	$10,112	$2,200	$1,050
Foreign currency exchange rate(2) (in millions)
Danish Krone	1,463 kr.	2,707 kr.	1,463 kr.	2,707 kr.
Euro	€548	€1,557	€548	€1,557

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at December 31, 2023:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(216)	$(32)	384 months	$15	$—	384 months
Total	$(216)	$(32)		$15	$—

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy			Virginia Power
	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At December 31, 2023
ASSETS
Current Assets
Commodity	$—	$312	$312	$—	$91	$91
Interest rate	143	298	441	143	—	143
Total current derivative assets(1)	143	610	753	143	91	234
Noncurrent Assets
Commodity	—	238	238	—	26	26
Interest rate	38	321	359	38	—	38
Total noncurrent derivative assets(3)	38	559	597	38	26	64
Total derivative assets	$181	$1,169	$1,350	$181	$117	$298
LIABILITIES
Current Liabilities
Commodity	$—	$244	$244	$—	$188	$188
Interest rate	45	76	121	45	—	45
Foreign currency exchange rate	—	11	11	—	11	11
Total current derivative liabilities(4)	45	331	376	45	199	244
Noncurrent Liabilities
Commodity	—	55	55	—	44	44
Interest rate	—	238	238	—	—	—
Foreign currency exchange rate	—	28	28	—	28	28
Total noncurrent derivative liabilities(6)	—	321	321	—	72	72
Total derivative liabilities	$45	$652	$697	$45	$271	$316
At December 31, 2022
ASSETS
Current Assets
Commodity	$—	$532	$532	$—	$264	$264
Interest rate	501	104	605	501	—	501
Total current derivative assets(1)	501	636	1,137	501	264	765
Noncurrent Assets
Commodity	—	237	237	—	4	4
Interest rate	113	689	802	113	—	113
Total noncurrent derivative assets(2)(3)	113	926	1,039	113	4	117
Total derivative assets	$614	$1,562	$2,176	$614	$268	$882
LIABILITIES
Current Liabilities
Commodity	$—	$700	$700	$—	$290	$290
Interest rate	—	70	70	—	—	—
Foreign currency exchange rate	—	8	8	—	8	8
Total current derivative liabilities(4)	—	778	778	—	298	298
Noncurrent Liabilities
Commodity	—	226	226	—	58	58
Interest rate	7	300	307	7	—	7
Foreign currency exchange rate	—	93	93	—	93	93
Total noncurrent derivative liabilities(5)(6)	7	619	626	7	151	158
Total derivative liabilities	$7	$1,397	$1,404	$7	$449	$456
(1)
Includes $54 million and $118 million reported in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.
(2)
Includes $1 million reported in noncurrent assets held for sale in Dominion Energy's Consolidated Balance Sheets at December 31, 2022.
(3)
Virginia Power’s noncurrent derivative assets are presented in other deferred charges and other assets in its Consolidated Balance Sheets.
(4)
Includes $30 million and $6 million reported in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.
(5)
Includes $1 million reported in noncurrent liabilities held for sale in Dominion Energy's Consolidated Balance Sheets at December 31, 2022.

(6)
Virginia Power’s noncurrent derivative liabilities are presented in other deferred credits and other liabilities in its Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income:

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(1)	$(43)	$5	$(1)	$(1)	$4
Total	$(1)	$(43)	$5	$(1)	$(1)	$4
Year Ended December 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$89	(57)	$855	$80	$(2)	$854
Total	$89	$(57)	$855	$80	$(2)	$854
Year Ended December 31, 2021
Derivative type and location of gains (losses):
Commodity(4)		$(1)
Interest rate(3)	$21	(60)	$135	$17	$(3)	$130
Total	$21	$(61)	$135	$17	$(3)	$130
(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.
(4)
Amounts recorded in Dominion Energy’s Consolidated Statements of Income are classified in purchased gas.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy			Virginia Power
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$707	$(729)	$(487)	$27	$(303)	$(62)
Purchased gas	—	13	(1)
Electric fuel and other energy-related purchases	(380)	514	16	(384)	453	9
Discontinued operations	86	8	—
Other operations & maintenance	2	—	—	2	—	—
Interest rate:
Interest and related charges	84	406	89
Discontinued operations	17	244	8
Total	$516	$456	$(375)	$(355)	$150	$(53)
(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Excludes amounts related to foreign currency exchange rate derivatives that are deferred to plant under construction within property, plant and equipment and regulatory assets/liabilities that will begin to amortize once the CVOW Commercial Project is placed in service.

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2023	2022	2021
(millions, except EPS)
Net Income From Continuing Operations Including Noncontrolling Interests	$2,157	$427	$2,041
Preferred stock dividends (see Note 19)	(81)	(93)	(68)
Net income (loss) attributable to Dominion Energy from continuing operations - Basic	2,076	334	1,973
Dilutive effect of 2019 Equity Units(1)	—	—	—
Net income attributable to Dominion Energy from continuing operations - Diluted	$2,076	$334	$1,973
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(163)	$894	$1,358
Average shares of common stock outstanding – Basic	836.4	823.9	807.8
Net effect of dilutive securities(2)	0.1	0.9	0.7
Average shares of common stock outstanding – Diluted	836.5	824.8	808.5
EPS from continuing operations - Basic	$2.48	$0.41	$2.44
EPS from discontinued operations - Basic	(0.19)	1.08	1.68
EPS attributable to Dominion Energy - Basic	$2.29	$1.49	$4.12
EPS from continuing operations - Diluted	$2.48	$0.41	$2.44
EPS from discontinued operations - Diluted	(0.19)	1.08	1.68
EPS attributable to Dominion Energy - Diluted	$2.29	$1.49	$4.12
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
(2)
Dilutive securities for 2023, 2022 and 2021 consist primarily of stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). Additionally, in 2022 and 2021, dilutive securities include forward sales agreements entered into in November 2021 and settled in December 2022 (applying the treasury stock method). See Notes 20 and 23 for additional information.

The 2019 Equity Units, prior to settlement in June 2022, and the Q-Pipe Transaction deposit, prior to being settled in cash in July 2021, were potentially dilutive instruments. See Notes 3 and 19 for additional information.

For the year ended December 31, 2021, the forward stock purchase contracts included within the 2019 Equity Units were excluded from the calculation of diluted EPS from continuing operations as the dilutive stock price threshold was not met. The Series A Preferred Stock included within the 2019 Equity Units is excluded from the effect of dilutive securities within diluted EPS from continuing operations, and a fair value adjustment is excluded from the calculation of diluted EPS from continuing operations, as such fair value adjustment was not dilutive during the period.

The impact of settling the deposit associated with the Q-Pipe Transaction in shares is excluded from the calculation for the year ending December 31, 2021 based upon the expectation Dominion Energy would settle in cash, which occurred in July 2021, rather than through the issuance of shares of Dominion Energy common stock.

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

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $119 million and $111 million at December 31, 2023 and 2022, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

		Dominion Energy					Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2023
Equity securities:(1)
U.S.	$1,276	$3,270	$(10)			$4,536	$759	$1,706	$(10)			$2,455
Fixed income securities:(2)
Corporate debt instruments	508	10	(27)		$—	491	292	3	(21)		$—	274
Government securities	1,426	28	(24)		—	1,430	811	17	(12)		—	816
Common/ collective trust funds	161	—	—		—	161	124	—	—		—	124
Insurance contracts	244	—	—			244
Cash equivalents and other(3)	84	—	—		—	84	47	—	—		—	47
Total	$3,699	$3,308	$(61)	(4)	$—	$6,946	$2,033	$1,726	$(43)	(4)	$—	$3,716
December 31, 2022
Equity securities:(1)
U.S.	$1,378	$2,501	$(46)			$3,833	$858	$1,304	$(35)			$2,127
Fixed income securities:(2)
Corporate debt instruments	640	1	(65)		$—	576	406	1	(47)		$—	360
Government securities	1,252	4	(70)		—	1,186	664	2	(35)		—	631
Common/ collective trust funds	98	—	—		—	98	61	—	—		—	61
Insurance contracts	221	—	—			221
Cash equivalents and other(3)	43	—	—		—	43	23	—	—		—	23
Total	$3,632	$2,506	$(181)	(4)	$—	$5,957	$2,012	$1,307	$(117)	(4)	$—	$3,202

(1)
Unrealized gains and losses on equity securities are included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Changes in allowance for credit losses are included in other income.
(3)
Dominion Energy includes pending sales of securities of $49 million and $42 million at December 31, 2023 and 2022, respectively. Virginia Power includes pending sales of securities of $27 million and $24 million at December 31, 2023 and 2022, respectively.
(4)
Dominion Energy’s fair value of securities in an unrealized loss position was $764 million and $1.6 billion at December 31, 2023 and 2022, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $384 million and $946 million at December 31, 2023 and 2022, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy			Virginia Power
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Net gains (losses) recognized during the period	$811	$(848)	$1,072	$420	$(436)	$552
Less: Net (gains) losses recognized during the period on securities sold during the period	(7)	8	(346)	7	(7)	(190)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$804	$(840)	$726	$427	$(443)	$362
(1)
Included in other income and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2023 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$185	$140
Due after one year through five years	509	250
Due after five years through ten years	407	236
Due after ten years	981	588
Total	$2,082	$1,214

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy			Virginia Power
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Proceeds from sales	$2,966	$3,282	$3,985	$1,876	$1,538	$1,791
Realized gains(1)	92	143	441	50	48	228
Realized losses(1)	169	296	91	99	107	35
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

EQUITY METHOD INVESTMENTS

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

			Investment
Company	Ownership%		Balance				Description
As of December 31,			2023		2022
(millions)
Cove Point	50%	(1)	$—		$2,673	(1)	LNG import/export and storage facility
Atlantic Coast Pipeline	53%		—	(2)	—	(2)	Gas transmission system
Align RNG	50%		80		103		Renewable natural gas
Dominion Privatization	50%		172		176		Military electric and gas
Other	various		59	(3)	60	(3)
Total			$311		$3,012

(1)
Dominion Energy’s sold its remaining 50% noncontrolling limited partnership interest in September 2023. See discussion below. Presented in noncurrent assets held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2022.
(2)
Dominion Energy’s Consolidated Balance Sheets include a liability associated with its investment in Atlantic Coast Pipeline of $4 million and $114 million at December 31, 2023 and 2022, respectively, presented in other current liabilities. See discussion below for additional information.
(3)
Dominion Energy’s Consolidated Balance Sheets includes balances presented in current assets held for sale of $43 million and noncurrent assets held for sale of $43 million, at December 31, 2023 and 2022, respectively.

Dominion Energy recorded equity earnings (losses) on its investments of $(26) million, $21 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings of $235 million, $271 million and $244 million for the years ended December 31, 2023, 2022 and 2021, respectively, in discontinued operations including amounts related to its investments in Cove Point (through September 2023) and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions from these investments of $245 million, $355 million and $332 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $18 million and $223 million, respectively. At December 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest. At December 31, 2022, these differences are comprised of $9 million of equity method goodwill that is not being amortized, $215 million basis difference from Dominion Energy’s investment in Cove Point, which was being amortized over the useful lives of the underlying assets and a net $(1) million basis difference primarily attributable to capitalized interest.

Cove Point

Prior to the completion of the sale to BHE in September 2023, Dominion held a 50% noncontrolling limited partnership interest in Cove Point which was accounted for as an equity method investment as Dominion Energy had the ability to exercise significant influence over, but not control, Cove Point.

Dominion Energy recorded distributions from Cove Point of $227 million, $344 million and $300 million for the years ended December 31, 2023, 2022 and 2021, respectively. Dominion Energy made no contributions to Cove Point for the years ended December 31, 2023, 2022 or 2021.

In June 2023, Dominion Energy entered into an agreement with Cove Point for transportation and storage services at market rates for a 20-year period commencing August 2023.

In July 2023, Dominion Energy entered into an agreement to sell its 50% noncontrolling limited partnership interest in Cove Point to BHE for cash consideration of $3.3 billion which closed in September 2023 after all customary closing and regulatory conditions were satisfied, including clearance under the Hart-Scott-Rodino Act and approval from the DOE. The sale is treated as an asset sale for tax purposes. In addition, Dominion Energy received proceeds of $199 million from the settlement of related interest rate derivatives. In connection with closing, Dominion Energy utilized proceeds, as required, to repay DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, which had an outstanding balance of $2.2 billion, and $750 million of outstanding borrowings under Dominion Energy’s two $600 million 364-day term loan facilities entered in July 2023. See Note 17 for additional information on these facilities. Dominion Energy recorded a gain on the sale of its noncontrolling interest in Cove Point of $626 million ($348 million after-tax) within discontinued operations in its Consolidated Statements of Income for the year ended December 31, 2023.

In September 2023, as a result of Dominion Energy entering agreements for the East Ohio, PSNC and Questar Gas Transactions, Dominion Energy’s 50% noncontrolling limited partnership interest in Cove Point also met the requirements to be presented as discontinued operations and held for sale (through the date of disposal) as both disposition activities were executed in connection with Dominion Energy’s comprehensive business review announced in November 2022. In addition, interest expense associated with DECP Holding’s term loan secured by its noncontrolling interest in Cove Point and related interest rate derivatives have been classified as discontinued operations. As a result, the previously reported amounts have been recast to reflect this presentation.

Amounts presented in discontinued operations within Dominion Energy's Consolidated Statements of Income for the year ended December 31, 2023 include $218 million for earnings on equity method investees, $120 million of interest expense and $31 million of income tax expense, respectively, in addition to the gain on sale and associated tax expense disclosed above. Such amounts for the years ended December 31, 2022 and 2021 were $277 million and $259 million for earnings on equity method investees, $(160) million and $12 million for interest expense (benefit) and $92 million and $60 million of income tax expense, respectively. Dominion Energy's Consolidated Balance Sheets at December 31, 2022 includes $2.7 billion within noncurrent assets held for sale for Dominion Energy's 50% noncontrolling partnership interest in Cove Point.

All activity relating to Dominion Energy’s noncontrolling interest in Cove Point is recorded within the Corporate and Other segment.

Atlantic Coast Pipeline

In September 2014, Dominion Energy, along with Duke Energy and Southern, announced the formation of the Atlantic Coast Pipeline for the purpose of constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina. Following Dominion Energy’s acquisition from Southern of its 5% interest in Atlantic Coast Pipeline in 2020, Dominion Energy owns a 53% noncontrolling membership interest in Atlantic Coast Pipeline with Duke Energy owning the remaining interest.

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

Dominion Energy recorded earnings (losses) on equity method investees of $15 million ($11 million after-tax), $(7) million ($(5) million after-tax) and $(20) million ($(14) million after-tax) for the years ended December 31, 2023, 2022 and 2021, respectively. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at December 31, 2023 and 2022 include a liability of $4 million and $114 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

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

Dominion Energy recorded contributions of $95 million, $3 million and $965 million during the years ended December 31, 2023, 2022 and 2021, respectively, to Atlantic Coast Pipeline.

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

Align RNG

In the fourth quarter of 2023, Dominion Energy reflected its share of an impairment of certain property, plant and equipment at Align RNG totaling $35 million ($26 million after-tax) in other income (expense) in its Consolidated Statements of Income. All activity related to Align RNG is reflected within Contracted Energy.

Dominion Privatization

In February 2022, Dominion Energy entered into an agreement to form Dominion Privatization, a partnership with Patriot. Dominion Privatization, through its wholly-owned subsidiaries, maintains and operates electric and gas distribution infrastructure under service concession arrangements with certain U.S. military installations. Under the agreement, Dominion Energy contributed its existing privatization operations, excluding contracts held by DESC, and Patriot contributed cash.

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

In February 2024, Dominion Energy received a distribution of $126 million from Dominion Privatization, which it expects to account for as a return of an investment.

All activity related to Dominion Privatization is reflected within the Corporate and Other segment.

Wrangler

In September 2019, Dominion Energy entered into an agreement to form Wrangler, a partnership with Interstate Gas Supply, Inc. Wrangler operated a nonregulated natural gas retail energy marketing business with Dominion Energy contributing its nonregulated retail energy marketing operations and Interstate Gas Supply, Inc. contributing cash. Wrangler was accounted for as an equity method investment as Dominion Energy had the ability to exercise significant influence, but not control, over the investee. After an initial contribution of assets in 2019 for which Dominion Energy received cash and a 20% noncontrolling ownership interest in Wrangler, Dominion Energy completed a second contribution in 2020 of certain nonregulated natural gas retail energy contracts for which Dominion Energy received cash and retained a 20% noncontrolling ownership interest in Wrangler.

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

Subsequently in December 2021, Dominion Energy sold 5% of its noncontrolling ownership interest in Wrangler to Interstate Gas Supply, Inc. for $33 million and recorded a gain of $10 million, presented in other income (expense), and an associated tax expense of $3 million, in the Consolidated Statements of Income for the year ended December 31, 2021. In March 2022, Dominion Energy sold its remaining 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income, in its Consolidated Statements of Income for the year ended December 31, 2022.

All activity relating to Wrangler is recorded within the Corporate and Other segment.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

	Dominion Energy		Virginia Power
At December 31,	2023	2022	2023	2022
(millions)
Utility:
Generation	$24,903	$23,720	$18,580	$17,611
Transmission	16,540	15,179	14,268	13,034
Distribution	21,836	20,154	15,934	14,681
Nuclear fuel	2,424	2,373	1,815	1,823
General and other	1,758	1,701	1,036	1,019
Plant under construction(1)(2)	8,230	5,308	7,548	4,685
Total utility	75,691	68,435	59,181	52,853
Non-jurisdictional - including plant under construction(2)	1,772	1,834	1,772	1,834
Nonutility:
Nonregulated generation-nuclear	1,855	1,935	—	—
Nonregulated generation-solar	945	944	—	—
Nuclear fuel	1,009	954	—	—
Other-including plant under construction	2,145	1,606	10	10
Total nonutility	5,954	5,439	10	10
Total property, plant and equipment	$83,417	$75,708	$60,963	$54,697

(1)
Includes $2.9 billion associated with the CVOW Commercial Project. Virginia Power’s February 2024 construction progress filing with the Virginia Commission included an estimated total project cost of $9.8 billion, excluding financing costs. In accordance with the Virginia Commission’s order in December 2022, the Companies are subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission proceeding.
(2)
During 2023, Virginia Power determined the Bookers Mill solar project under development will be utilized to support its utility customers and included the project in its most recent Rider CE application. See Note 13 for additional information.

Jointly-Owned Power Stations

The Companies’ proportionate share of jointly-owned power stations at December 31, 2023 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,066	2,632	612	1,513	1,557
Accumulated depreciation	(766)	(1,455)	(302)	(604)	(744)
Nuclear fuel	—	787	—	540	609
Accumulated amortization of nuclear fuel	—	(619)	—	(412)	(380)
Plant under construction	9	337	2	81	87

(1)
Units jointly owned by Virginia Power.
(2)
Units jointly owned by Dominion Energy.

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly-owned facilities in the same proportion as their respective ownership interest. The Companies report their share of operating costs in the appropriate operating expense (electric fuel and other energy-related purchases, other operations and maintenance, depreciation and amortization and other taxes, etc.) in the Consolidated Statements of Income.

Sale of Noncontrolling Interest in CVOW Commercial Project

In February 2024, Virginia Power entered into an agreement to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. Under the agreement, Virginia Power will contribute the CVOW Commercial Project and Stonepeak will contribute cash to OSWP. The contribution of the CVOW Commercial Project requires approval from the Virginia and North Carolina Commissions. Virginia Power expects closing to occur by the end of 2024, contingent on consent by BOEM and other customary closing and regulatory conditions. Under the terms of the agreement, Virginia Power will receive proceeds representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. If the total project costs of the CVOW Commercial Project are $9.8 billion, excluding financing costs, or less Virginia Power shall receive $100 million of the initial withholding. Such amount is subject to downward adjustment with Virginia Power receiving no withheld amounts if the total costs, excluding financing costs, of the CVOW Commercial Project exceed $11.3 billion. Based on an expected closing at the end of 2024, Virginia Power expects to receive proceeds of approximately $3 billion.

Following closing, Virginia Power and Stonepeak will each contribute 50% of the remaining capital necessary to fund construction of the CVOW Commercial Project provided the total project cost, excluding financing costs, is less than $11.3 billion. For capital funding necessary, if any, for total project costs, excluding financing costs, of $11.3 billion through $13.7 billion, Stonepeak will have the option to make additional capital contributions. If Stonepeak elects to make additional capital contributions for project costs, excluding financing costs, in excess of $11.3 billion, if any, Virginia Power shall contribute between 67% and 83% of such capital with Stonepeak contributing the remainder. To the extent that Stonepeak elects not to make such contributions, Virginia Power shall receive an increase in its ownership percentage of OSWP for any contributed capital based on a tiered unit price for membership interests in OSWP as set forth in the agreement. Virginia Power and Stonepeak have the right to provide capital contributions for any total project costs, excluding financing costs, in excess of $13.7 billion.

The agreement is subject to termination by either party if not completed by December 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $200 million due to Virginia Power under certain conditions. Following closing of the agreement, Virginia Power expects to consolidate OSWP with Stonepeak’s interests reflected as noncontrolling interests.

Nonregulated Solar Projects

The following table presents acquisitions by Virginia Power of non-jurisdictional solar projects (reflected in Dominion Energy Virginia). Virginia Power has claimed federal investment tax credits on the projects, except as otherwise noted.

Project Name(1)	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(2)	Date of Commercial Operations	MW Capacity
Ft. Powhatan	June 2019	June 2019	Virginia	$267	January 2022	150
Belcher(3)	June 2019	August 2019	Virginia	164	June 2021	88
Bedford	August 2019	November 2019	Virginia	106	November 2021	70
Maplewood	October 2019	October 2019	Virginia	210	December 2022	120
Rochambeau	December 2019	January 2020	Virginia	35	December 2021	20
Pumpkinseed	May 2020	May 2020	Virginia	138	September 2022	60
(1)
During 2023, Virginia Power determined the Bookers Mill solar project under development will be utilized to support its utility customers and included the project in its most recent Rider CE application. See Note 13 for additional information.
(2)
Includes acquisition costs.
(3)
Referred to as Desper once placed in service.

In addition, the following table presents acquisitions by Dominion Energy of solar projects (reflected in Contracted Energy unless otherwise noted). Dominion Energy has claimed or expects to claim federal investment tax credits on the projects, except as otherwise noted.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Yemassee	May 2020	August 2020	South Carolina	$17	January 2021	10
Trask	May 2020	October 2020	South Carolina	22	March 2021	12
Hardin I	June 2020	June 2020	Ohio	240	Split(2)	150
Madison	July 2020	July 2020	Virginia	165	Expected 2024(3)(4)	62
Hardin II	August 2020	Terminated(5)
Atlanta Farms	March 2022	May 2022	Ohio	390	Expected 2024(3)	200
Foxhound	March 2023	February 2024	Virginia	205	Expected 2024(3)	83
(1)
Includes acquisition costs.
(2)
In December 2020 and January 2021, 97 MW and 53 MW of the project commenced commercial operations, respectively.
(3)
Dominion Energy expects to claim production tax credits on the energy generated and sold by project.
(4)
Madison is reflected in the Corporate and Other segment effective December 2023.
(5)
In January 2023, Dominion Energy terminated its agreement, without penalty, to acquire Hardin II.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities (reflected in the Corporate and Other segment effective September 2023), primarily at schools in Virginia. As of December 31, 2023,

Dominion Energy has in service solar facilities with an aggregate generation capacity of 4 MW at a cost of $7 million and anticipates placing additional facilities in service by the end of 2024 with an estimated total projected cost of approximately $16 million and an aggregate generation capacity of 7 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Impairment

In the fourth quarter of 2022, Dominion Energy modified its intentions for the ongoing growth and development of its nonregulated solar generation assets as part of the preliminary stages of its comprehensive business review announced in November 2022. In connection with that determination, Dominion Energy expects that it is more likely than not that the nonregulated solar generation projects within Contracted Energy will be sold before the end of their useful lives and therefore evaluated the associated long-lived assets for recoverability. Given their strategic alignment with Virginia Power’s operations, the non-jurisdictional solar generation projects reflected in Dominion Energy Virginia were not further evaluated for recoverability. Using a probability-weighted approach, Dominion Energy determined Contracted Energy’s nonregulated solar generation assets were impaired and recorded a charge of $908 million ($685 million after-tax) primarily in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2022 to adjust the property, plant and equipment, intangible assets and right-of-use lease assets down to an estimated fair value of $665 million in aggregate. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices. As discussed in Note 2, the amount of the impairment charge reflects the impacts of the change in the Companies’ accounting policy for investment tax credits.

Non-Wholly-Owned Nonregulated Solar Facilities

Sale to Terra Nova Renewable Partners

In August 2021, Dominion Energy entered into an agreement with Terra Nova Renewable Partners to sell SBL Holdco, which held Dominion Energy’s 67% controlling interest in certain nonregulated solar projects for consideration of $456 million, subject to customary closing adjustments, with the amount of cash reduced by the amount of SBL Holdco’s debt outstanding at closing. The sale was contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In September 2021, the waiting period under the Hart-Scott-Rodino Act expired and in October 2021, FERC approved the proposed sale. In December 2021, the transaction closed and Dominion Energy recorded a loss of $149 million ($89 million after-tax gain) in losses (gains) on sales of assets in its Consolidated Statements of Income (reflected in the Corporate and Other segment). As discussed in Note 2, the amount of the loss on sale reflects the impacts of the change in the Companies' accounting policy for investment tax credits. Except as specifically identified, all activity related to SBL Holdco is recorded within Contracted Energy.

Sale to Clearway

In August 2021, Dominion Energy entered an agreement with Clearway to sell its 50% controlling interest in Four Brothers and Three Cedars for $335 million in cash, subject to customary closing adjustments. The transaction was contingent on clearance or approval under the Hart-Scott-Rodino Act and by FERC as well as other customary closing and regulatory conditions. In October 2021, the waiting period under the Hart-Scott-Rodino Act expired. In December 2021, the transaction closed and Dominion Energy recorded a loss of $364 million ($81 million after-tax) in losses (gains) on sales of assets in its Consolidated Statements of Income (reflected in the Corporate and Other segment), primarily associated with the derecognition of noncontrolling interest. As discussed in Note 2, the amount of the loss on sale reflects the impacts of the change in the Companies’ accounting policy for investment tax credits. Except as specifically identified, all activity related to Four Brothers and Three Cedars is recorded within Contracted Energy.

Virginia Power Easement Agreement

In November 2023, Virginia Power entered into an agreement to pay $65 million for an easement related to the CVOW Commercial Project for which it will not seek recovery of and therefore recorded a charge of $65 million ($49 million after-tax) within impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment).

Sales of Corporate Office Buildings

In 2023, Dominion Energy entered into an agreement for the sale of a corporate office building for total cash consideration of $40 million. Dominion Energy expects that any gain or loss recognized on the transaction at closing, which is expected in the first half of 2024, will be inconsequential. The corporate office building is reflected in the Corporate and Other segment and is presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.

In 2023, Dominion Energy recorded a charge of $93 million ($69 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of

$35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and is presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.

Virginia Power CCRO Utilization

In 2021, Virginia Power wrote off $318 million, primarily to accumulated depreciation, representing the utilization of a CCRO in accordance with the GTSA in connection with the settlement of the 2021 Triennial Review. See Note 13 for additional information.

Sale of Utility Property

In 2023, Dominion Energy completed the sales of certain utility property in South Carolina, as approved by the South Carolina Commission in February 2023, for total cash consideration of $12 million. In connection with the sales, Dominion Energy recognized a gain of $11 million ($8 million after-tax), recorded in losses (gains) on sales of assets, in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2023.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2021(1)	$2,106	$1,521	$516	$110	$4,253
Sale of Hope(2)	—	—	—	(110)	(110)
Balance at December 31, 2022(1)	$2,106	$1,521	$516	$—	$4,143
No events affecting goodwill	—	—	—	—	—
Balance at December 31, 2023(1)	$2,106	$1,521	$516	$—	$4,143

(1)
Goodwill amounts do not contain any accumulated impairment losses.
(2)
See Note 3 for additional information.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for intangible assets was $160 million, $103 million and $70 million for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, Dominion Energy acquired $642 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of approximately 6 years. Amortization expense for Virginia Power’s intangible assets was $123 million, $67 million and $31 million for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, Virginia Power acquired $583 million of intangible assets, primarily representing RGGI allowances and software, with an estimated weighted-average amortization period of 5 years.

The components of intangible assets are as follows:

	2023		2022
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other(1)	$2,185	$1,240	$1,723	$927
Virginia Power
Software, licenses and other(1)	$1,509	$856	$1,113	$577

(1)
Includes $198 million and $253 million of RGGI allowances purchased and consumed in 2023 and 2022, respectively, with deferral to a regulatory asset.

Annual amortization expense for these intangible assets is estimated to be as follows:

	2024	2025	2026	2027	2028
(millions)
Dominion Energy	$81	$74	$63	$47	$36
Virginia Power	$49	$45	$38	$29	$22

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
At December 31,	2023	2022	2023	2022
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$245	$603	$95	$133
Deferred rider costs for Virginia electric utility(2)	270	152	270	152
Ash pond and landfill closure costs(3)	200	221	200	221
Deferred nuclear refueling outage costs(4)	63	83	63	83
NND Project costs(5)	138	138
Deferred early plant retirement charges(6)	—	226	—	226
Derivatives(7)	162	256	160	251
Other	231	204	80	74
Regulatory assets-current	1,309	1,883	868	1,140
Unrecognized pension and other postretirement benefit costs(8)	1,036	891	—	4
Deferred rider costs for Virginia electric utility(2)	496	363	496	363
Interest rate hedges(9)	168	169	—	—
AROs and related funding(10)	379	380
NND Project costs(5)	1,949	2,088
Ash pond and landfill closure costs(3)	2,410	2,051	2,407	2,049
Deferred cost of fuel used in electric generation(1)	1,221	1,551	1,221	1,551
Derivatives(7)	107	254	66	148
Other	590	518	127	132
Regulatory assets-noncurrent	8,356	8,265	4,317	4,247
Total regulatory assets	$9,665	$10,148	$5,185	$5,387
Regulatory liabilities:
Provision for future cost of removal and AROs(11)	118	111	118	111
Reserve for refunds and rate credits to electric utility customers(12)	83	125	—	25
Income taxes refundable through future rates(13)	107	100	70	65
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	7	211	—	176
Other	140	134	133	129
Regulatory liabilities-current	522	748	321	506
Income taxes refundable through future rates(13)	3,076	3,187	2,237	2,290
Provision for future cost of removal and AROs(11)	1,818	1,731	1,185	1,135
Nuclear decommissioning trust(15)	2,098	1,685	2,098	1,685
Monetization of guarantee settlement(14)	635	702
Interest rate hedges(9)	233	240	233	240
Reserve for refunds and rate credits to electric utility customers(12)	237	325	—	—
Overrecovered other postretirement benefit costs(16)	155	140
Derivatives(7)	136	234	—	—
Other	286	191	225	167
Regulatory liabilities-noncurrent	8,674	8,435	5,978	5,517
Total regulatory liabilities	$9,196	$9,183	$6,299	$6,023

(1)
Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations. In February 2024, Virginia Power completed a securitization of $1.3 billion of under-recovered fuel costs for its Virginia service territory. See Notes 13 and 18 for additional information.
(2)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. In 2023, Virginia Power recorded a charge of $36 million ($27 million after-tax), included in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment), for the write-off of certain previously deferred amounts related to Riders R, S and W in connection with the cessation of such riders effective July 2023. See Note 13 for additional information.

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
(6)
Reflects amounts from the early retirements of certain coal- and oil-fired generating units which were amortized through 2023 in accordance with the settlement of the 2021 Triennial Review. See Note 13 for additional information.
(7)
Represents changes in the fair value of derivatives, excluding separately presented interest rate hedges, that following settlement are expected to be recovered from or refunded to customers.
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries. Includes regulatory assets of $215 million and $302 million and regulatory liabilities of $12 million and $6 million in aggregate at December 31, 2023 and 2022, respectively, related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio, PSNC and Questar Gas Transactions which will be reclassified to AOCI upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of December 31, 2023.
(10)
Represents uncollected costs, including deferred depreciation and accretion expense related to legal obligations associated with the future retirement of generation, transmission and distribution properties. The AROs primarily relate to DESC’s electric generating facilities, including Summer, and are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 105 years.
(11)
Rates charged to customers by Dominion Energy and Virginia Power’s regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
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
(15)
Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon, as applicable) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(16)
Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31, 2023, Dominion Energy and Virginia Power regulatory assets include $5.1 billion and $3.1 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Virginia Regulation – Key Legislation Affecting Operations

Regulation Act and Grid Transformation and Security Act of 2018

The Regulation Act enacted in 2007 instituted a cost-of-service rate model that authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, underground distribution lines, environmental compliance, conservation and energy efficiency programs, renewable energy programs and nuclear license renewals, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

The GTSA reinstated base rate reviews commencing with the 2021 Triennial Review. In the triennial review proceedings, earnings that were more than 70 basis points above the utility’s authorized ROE that might have been refunded to customers and served as the basis for a reduction in future rates, could be reduced by Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects that Virginia Power elected to include in a CCRO. The legislation declared that electric distribution grid transformation projects are in the public interest and provided that the costs of such projects may be recovered through a rate adjustment clause if not the subject of a CCRO. Any costs that were the subject of a CCRO were deemed recovered in base rates during the triennial period under review and could not be included in base rates in future triennial review proceedings. In any triennial review in which the Virginia Commission determined that the utility’s earnings were more than 70 basis points above its authorized ROE, base rates were subject to reduction prospectively and customer refunds would be due unless the total CCRO elected by the utility equaled or exceeded the amount of earnings in excess of the 70 basis points. For the purposes of measuring any customer refunds or CCRO amounts utilized under the GTSA, associated income taxes were factored into the determination of such amounts. In the 2021 Triennial Review, any such rate reduction was limited to $50 million. This section of the GTSA concerning base rate reviews was amended by 2023 legislation as discussed below.

Virginia 2020 Legislation

In April 2020, the Governor of Virginia signed into law the VCEA, which along with related legislation forms a comprehensive framework affecting Virginia Power’s operations. The VCEA replaces Virginia’s voluntary renewable energy portfolio standard for Virginia Power with a mandatory program setting annual renewable energy portfolio standard requirements based on the percentage of total electric energy sold by Virginia Power, excluding existing nuclear generation and certain new carbon-free resources, reaching 100% by the end of 2045. The VCEA includes related requirements concerning deployment of wind, solar and energy storage resources, as well as provides for certain measures to increase net-metering, including an allocation for low-income customers, incentivizes energy efficiency programs and provides for cost recovery related to participation in a carbon trading program. While the legislation affects several portions of Virginia Power’s operations, key provisions of the GTSA remained in effect, including the triennial review structure and timing, the use of the CCRO and the $50 million cap on revenue reductions in the first triennial review proceeding. Key provisions of the VCEA and related legislation passed include the following:

•
Fossil Fuel Electric Generation: The legislation mandates Chesterfield Power Station Units 5 & 6 and Yorktown Power Station Unit 3 to be retired by the end of 2024, Altavista, Southampton and Hopewell to be retired by the end of 2028 and Virginia Power’s remaining fossil fuel units to be retired by the end of 2045, unless the retirement of such generating units will compromise grid reliability or security. The legislation also imposed a temporary moratorium on CPCNs for fossil fuel generation, unless the resources are needed for grid reliability. This temporary moratorium concluded in January 2022. In addition, the Virginia Commission shall determine the amortization period for recovery of any appropriate costs due to the early retirement of any electric generation facilities. Virginia Power revised the depreciable lives of Altavista, Southampton and Hopewell for the mandated retirement to the end of 2028, which did not have a material impact to Virginia Power’s results of operations or cash flows given the existing regulatory framework. This section of the VCEA concerning mandatory retirements of certain facilities by the end of 2028 was amended by 2023 legislation as discussed below. As a result, in November 2023 Virginia Power revised the depreciable lives of Altavista, Southampton and Hopewell and implemented useful life assumptions that were effective before the previous revision.
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
•
Carbon trading program: The legislation authorizes Virginia to participate in a market-based carbon trading program consistent with RGGI through 2050. In January 2022, the Governor of Virginia issued an executive order which put directives in place to start administrative steps to withdraw Virginia from RGGI. In December 2023, the withdrawal took effect. All costs of the carbon trading program are recoverable through an environmental rider.
•
Low-income customers: The legislation includes the establishment of a percentage of income payment program to be administered by the Virginia Department of Housing and Community Development and the Virginia Department of Social Services. To fund the program, Virginia Power will remit amounts collected from customers under a universal service fee established and set by the Virginia Commission. As such, this program will not affect Virginia Power’s results of operations, financial position or cash flows. In December 2020, the Virginia Commission issued a final order confirming a revenue requirement of $93 million related to this program. Implementation details and the effective date of the program would be established in future legislation prior to collection of fees from customers. In October 2023, the Virginia Commission approved the collection by Virginia Power of a universal service fee of $71 million from customers during the rate year beginning November 2023, including the impact on certain non-jurisdictional customers which follow Virginia Power’s jurisdictional customer rate methodology.

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

Virginia Regulation – Key Developments

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

In November 2023, Virginia Power, the Virginia Commission staff and other parties filed a comprehensive settlement agreement with the Virginia Commission for approval. The comprehensive settlement agreement indicates that Virginia Power demonstrated it earned a combined ROE of 9.05% on its generation and distribution services for the test period, requires previously unrecovered severe weather event costs of $45 million to be recovered through base rates during the 2023-2024 biennial period, with carrying costs, and provides for $15 million in one-time credits to customers by September 2024. This matter is pending.

Virginia Fuel Expenses

In May 2023, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2023 and a projected $1.3 billion under-recovered balance as of June 30, 2023. The projected under-recovered balance includes $578 million representing the remaining two years of under-recovered balance as of June 30, 2022 being collected over a three-year period in accordance with the Virginia Commission’s approval of Virginia Power’s 2022 annual fuel factor as described above. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.3 billion fuel cost requirement over the July 2023 through June 2024 fuel period and results in an increase in Virginia Power’s fuel revenues of $631 million when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its anticipated July 2023 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.3 billion under-recovered balance as of June 30, 2023 as permitted under legislation enacted in Virginia in April 2023. Under this option, Virginia Power proposed implementation of the current period fuel factor rate only effective July 2023 on an interim basis, while suspending implementation of the prior-period fuel factor rate pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net decrease in Virginia Power’s fuel revenues for the rate year of approximately $541 million. In addition, Virginia Power has proposed to alter the order in which revenue from certain customers who elect to pay market-based rates would be allocated between base rates and fuel, which if approved would result in a reduction to fuel revenue of $13 million. In May 2023, the Virginia Commission ordered that, in accordance with Virginia Power’s second proposed option, only the current period fuel factor rate be implemented effective July 2023 on an interim basis. This matter is pending.

In July 2023, Virginia Power filed an application with the Virginia Commission for approval of a financing order to securitize the projected $1.3 billion under-recovered fuel balance as of June 30, 2023 through the issuance of one or more tranches of bonds with tenors up to approximately ten years. In November 2023, the Virginia Commission approved Virginia Power’s request and issued a financing order authorizing Virginia Power to securitize $1.3 billion of under-recovered fuel costs through the issuance by a special purpose entity of one or more tranches of bonds with tenors of up to approximately seven years. In February 2024, the securitization was effectuated through the issuance of $1.3 billion of deferred fuel bonds as discussed in Note 18.

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

Riders

Significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)		Increase (Decrease) Over Previous Year (millions)
Rider BW	October 2021	May 2022	September 2023	$120		$(25)
Rider CCR	February 2023	October 2023	December 2023	194		(37)
Rider CE(2)	October 2022	April 2023	May 2023	89		18
Rider CE(3)	October 2023	Pending	May 2024	137		48
Rider E	January 2023	September 2023	November 2023	109		8
Rider E	January 2024	Pending	November 2024	72		(37)
Rider GT	August 2023	Pending	June 2024	145		131
Rider GV(4)	June 2023	February 2024	April 2024	132		5
Rider GV(4)	June 2023	February 2024	April 2025	135		3
Rider OSW	November 2022	July 2023	September 2023	271		192
Rider OSW	November 2023	Pending	September 2024	486		215
Rider R	June 2021	March 2022	April 2023	55	(14)	(4)
Rider RGGI(5)	December 2022	July 2023	September 2023	356		N/A
Rider RPS	December 2022	July 2023	September 2023	96		(44)
Rider RPS	December 2023(13)	Pending	September 2024	358		262
Rider S	June 2021	February 2022	April 2023	191	(14)	(1)
Rider SNA(6)	October 2022	June 2023	September 2023	50		(57)
Rider SNA	October 2023	Pending	September 2024	95		45
Rider T1(7)	May 2023	July 2023	September 2023	879		173
Rider U(8)	June 2022	February 2023	April 2023	74		(21)
Rider U(9)	October 2023	Pending	August 2024	150		76
Rider W(10)	June 2022	February 2023	April 2023	105	(14)	(16)
DSM Riders(11)	December 2022	August 2023	September 2023	107		16
DSM Riders(12)	December 2023	Pending	September 2024	93		(14)
(1)
In addition, Virginia Power has various riders associated with other projects with an aggregate total annual revenue requirement of approximately $90 million as of December 31, 2023. There are various pending applications associated with such riders, which if approved, would result in a net increase of approximately $6 million.
(2)
Associated with solar generation and energy storage projects requested for approval in October 2022 and certain small-scale solar projects in addition to previously approved Rider CE projects.
(3)
Associated with five solar generation projects, one small-scale solar project and 13 power purchase agreements in addition to previously approved Rider CE projects.
(4)
The total revenue requirement requested is based on an estimated retirement of Greensville County in 2058, consistent with the current estimated useful life of the facility. Virginia Power also provided an alternative approach based on an estimated retirement of Greensville County in 2045, which if this alternative had been utilized, would have resulted in a revenue requirement of $144 million and $148 million for rate years beginning April 2024 and April 2025, respectively.
(5)
In December 2022, Virginia Power filed a petition to update and reinstate Rider RGGI to recover RGGI compliance costs incurred after July 2022 and those projected to occur through December 2023, with rate recovery from September 2023 through August 2024. For purposes of this proceeding, Virginia Power assumed that Virginia would withdraw from RGGI on December 31, 2023, and accordingly did not project any RGGI compliance costs to be incurred after that date.
(6)
Virginia Power requested approval of cost recovery of approximately $1.2 billion through Rider SNA for the first phase of nuclear life extension program which includes investments through 2024. In July 2022, the Virginia Commission approved a stipulation proposed by Virginia Power, the Virginia Commission staff and certain interested parties recommending that costs incurred after February 2022 associated with the first phase of the nuclear life extension program for North Anna be deferred and requested for recovery in a subsequent Rider SNA filing.
(7)
Consists of $510 million for the transmission component of Virginia Power’s base rates and $369 million for Rider T1.
(8)
Consists of previously approved phases of Rider U. In August 2023, the Virginia Commission approved Virginia Power’s request to extend the rider for the rate year beginning April 2023 through June 2024.
(9)
Consists of $72 million for previously approved phases and $78 million for phase seven costs for Rider U. In connection with the October 2023 application, Virginia Power requests the Virginia Commission further extend existing rates for Rider U through July 2024.
(10)
In February 2023, the Virginia Commission also approved Virginia Power’s requested revenue requirement for the rate year beginning April 2024. However, as Virginia Power provided notification in May 2023 to combine Rider W into base rates as discussed above, Rider W ceased to be separately collected effective July 2023.
(11)
Associated with an additional four new energy efficiency programs, one new demand response program and four new program bundles with a $150 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(12)
Associated with an additional three new energy efficiency programs and one new demand response program with a $102 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(13)
Virginia Power amended its application in February 2024.
(14)
In May 2023, Virginia Power filed a notification with the Virginia Commission to combine Riders R, S and W, which have an aggregate revenue requirement of $351 million, into base rates effective July 2023 in accordance with legislation enacted in Virginia in April 2023.

Electric Transmission Projects

Significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new switching station, substations, transmission lines and related projects in Lunenberg and Mecklenburg Counties, Virginia	October 2022	June 2023	230 kV	18	230
Construct new switching station, substation, transmission lines and related projects in Charlotte, Halifax and Mecklenburg Counties, Virginia	October 2022	May 2023	230 kV	26	215
Construct new Mars and Wishing Star substations, transmission lines and related projects in Loudoun County, Virginia	October 2022	April 2023	500/230 kV	4	720
Construct new Cirrus and Keyser switching stations, transmission lines and related projects in Culpeper, Virginia	November 2022	October 2023	230 kV	5	65
Rebuild of Lines #2019 and #2007 in the City of Virginia Beach, Virginia	February 2023	August 2023	230 kV	5	95
Construct new transmission lines and convert Jeffress switching station in Mecklenburg County, Virginia	May 2023	January 2024	230 kV	18	135
Construct new Germanna substation, transmission line and related projects in Culpeper County, Virginia	November 2023	Pending	230 kV	2	55
Construct Daves Store transmission line extension in Prince William County, Virginia	February 2024	Pending	230 kV	3	70
(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved during 2023 and early 2024 or applied for and currently pending approval with aggregate cost estimates of approximately $155 million and $145 million, respectively.

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

Virginia Regulation – Key Developments Affecting 2022 or 2021

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

In January 2024, PSNC submitted a filing with the North Carolina Commission for a $42 million gas cost decrease with rates effective February 2024. The North Carolina Commission approved the filing in January 2024.

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

In connection with this matter, Dominion Energy recorded charges of $249 million ($187 million after-tax) reflected within impairment of assets and other charges (reflected in the Corporate and Other segment), including $237 million of regulatory assets associated with DESC’s purchases of its first mortgage bonds during 2019 that are no longer probable of recovery under the settlement agreement, and $18 million ($14 million after-tax) reflected within other income (expense) in its Consolidated Statements of Income for the year ended December 31, 2021.

Electric DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its electric DSM programs.

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

In January 2024, DESC filed an application with the South Carolina Commission seeking approval to recover $47 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2024. This matter is pending.

Natural Gas Rates

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

In February 2024, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2024. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual decrease of $315 million. This matter is pending.

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

Electric - Other

DESC utilizes a pension costs rider approved by the South Carolina Commission which is designed to allow recovery of projected pension costs, including under-collected balances or net of over-collected balances, as applicable. The rider is typically reviewed for adjustment every 12 months with any resulting increase or decrease going into effect beginning with the first billing cycle in May. In April 2023, the South Carolina Commission approved DESC’s requested adjustment to this rider to increase annual revenue by $24 million.

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

In April 2023, the Ohio Commission approved East Ohio’s application to adjust the PIR cost recovery rates for 2022 costs. The filing reflects gross plant investment for 2022 of $225 million, cumulative gross plant investment of $2.4 billion and a revenue requirement of $305 million.

CEP Program

In 2011, East Ohio began CEP which enables East Ohio to defer depreciation expense, property tax expense and carrying costs at the debt rate of 6.5% on capital investments not covered by its PIR program to expand, upgrade or replace its infrastructure and information technology systems as well as investments necessary to comply with the Ohio Commission or other government regulation. In April 2022, certain parties filed an appeal with the Supreme Court of Ohio appealing the Ohio Commission’s December 2020 order establishing the CEP rider, including the rate of return utilized in determining the revenue requirement. In September 2023, the Supreme Court of Ohio affirmed the Ohio Commission’s December 2020 order.

In September 2023, the Ohio Commission approved adjustments to CEP cost recovery rates for 2022 costs. The approved rates reflect gross plant investment for 2022 of $195 million, cumulative gross plant investment of $1.3 billion and a revenue requirement of $151 million.

UEX Rider

East Ohio has approval for a UEX Rider through which it recovers the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar for dollar recovery of East Ohio’s actual write-offs of uncollectible amounts. In July 2023, the Ohio Commission approved East Ohio’s application to adjust its UEX Rider to reflect an annual revenue requirement of $23 million to provide for recovery of an under-recovered accumulated bad debt expense of $9 million as of March 31, 2023, and recovery of net bad debt expense projected to total $14 million for the twelve-month period ending March 2024.

Utah Regulation

Purchased Gas
In February 2023, Questar Gas filed an application with the Utah Commission seeking approval for a $92 million gas cost increase with rates effective March 2023. Subsequently in February 2023, the Utah Commission approved a $164 million gas cost increase reflecting additional undercollected gas costs incurred in January 2023.

Conservation Enabling Tariff

Questar Gas has a revenue decoupling mechanism called the conservation enabling tariff, which allows it to collect its allowed revenue per customer and promote energy conservation. Under the conservation enabling tariff, Questar Gas’ non-gas revenues are decoupled from the temperature-adjusted usage per customer. The tariff specifies an allowed monthly revenue per customer, with differences to be deferred and recovered from or refunded to customers through periodic rate adjustments. These adjustments are limited to 5% of distribution non-gas revenues. In December 2023, the Utah Commission approved Questar Gas’ request for a non-gas cost decrease of $27 million relating to the conservation enabling tariff with rates effective January 2024.

NOTE 14. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. The Companies’ AROs are primarily associated with the decommissioning of their nuclear generation facilities and ash pond and landfill closures.

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

The changes to AROs during 2022 and 2023 were as follows:

(millions)	Dominion Energy	Virginia Power
AROs at December 31, 2021	$5,333	$3,923
Obligations incurred during the period	138	132
Obligations settled during the period	(125)	(155)
Revisions in estimated cash flows(1)	46	48
Accretion	210	145
Sales of Kewaunee and Hope	(175)
AROs at December 31, 2022(2)	$5,427	$4,093
Obligations incurred during the period	16	9
Obligations settled during the period	(193)	(169)
Revisions in estimated cash flows(3)	603	564
Accretion	222	156
AROs at December 31, 2023(2)	$6,075	$4,653
(1)
Primarily reflects revisions to asbestos abatement costs associated with the early retirement of certain retired electric generation facilities.
(2)
Includes $365 million and $434 million reported in other current liabilities for Dominion Energy at December 31, 2022 and 2023, respectively.
(3)
Primarily reflects revisions to future ash pond and landfill closure costs at certain utility generation facilities at Virginia Power as discussed below. In addition, Dominion Energy recorded a $48 million increase to its AROs to reflect a revision in the estimated cash flows following the approval of closure plans for a DESC generation facility previously taken out of service. Dominion Energy also recorded a decrease of $125 million to its AROs due to a revision in the timing of expected cash flows associated with the expected approval of a 20-year useful life extension of Millstone Units 2 and 3. Concurrently, Dominion Energy reevaluated its estimated cash flows associated with Millstone Unit 1, which resulted in an increase to its AROs of $83 million. As a result, Dominion Energy recorded a charge of $83 million ($60 million after-tax) within impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment).

Dominion Energy’s AROs at December 31, 2023 and 2022, include $1.9 billion and $1.9 billion, respectively, with $1.0 billion and $0.9 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2023 and 2022, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $6.9 billion and $6.0 billion, respectively. At December 31, 2023 and 2022, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $3.7 billion and $3.2 billion, respectively.

In addition, AROs at December 31, 2023 and 2022 include $3.4 billion and $2.8 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. In 2023, Virginia Power revised its estimated cash flow projections associated with such costs at certain of its utility generation facilities in connection with obtaining replacement contracts for certain services following the bankruptcy of a previous vendor along with general updates of the contractual rates. As a result, Virginia Power recorded an increase to its AROs of $552 million with a corresponding increase of $471 million to regulatory assets for amounts recoverable through riders and $81 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers. Regulatory mechanisms, primarily associated with legislation enacted in Virginia in 2019, provide for recovery of costs to be incurred. See Note 12 for additional information.

NOTE 15. LEASES

At December 31, 2023 and 2022, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
At December 31,	2023	2022	2023	2022
(millions)
Lease assets:
Operating lease assets(1)	$578	$473	$393	$294
Finance lease assets(2)	258	144	104	82
Total lease assets	$836	$617	$497	$376
Lease liabilities:
Operating lease liabilities(3)	$36	$39	$20	$21
Finance lease liabilities(4)	60	46	31	17
Total lease liabilities - current	96	85	51	38
Operating lease liabilities (5)	627	514	377	273
Finance lease liabilities(6)	203	104	72	65
Total lease liabilities - noncurrent	830	618	449	338
Total lease liabilities	$926	$703	$500	$376
(1)
Dominion Energy includes $561 million and $451 million at December 31, 2023 and 2022, respectively, in other deferred charges and other assets, with the remaining balance in noncurrent assets held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other deferred charges and other assets in its Consolidated Balance Sheets.
(2)
Dominion Energy includes $244 million and $127 million at December 31, 2023 and 2022, respectively, in property, plant and equipment in its Consolidated Balance Sheets, net of $142 million and $106 million at December 31, 2023 and 2022, respectively, of accumulated amortization, with the remaining balance in noncurrent assets held for sale. Virginia Power’s balances are included in property, plant and equipment in its Consolidated Balance Sheets, net of $51 million and $33 million at December 31, 2023 and 2022, respectively, of accumulated amortization.
(3)
Dominion Energy includes $32 million and $34 million at December 31, 2023 and 2022, respectively, in other current liabilities, with the remaining balance in current liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are in other current liabilities in its Consolidated Balance Sheets.
(4)
Dominion Energy includes $57 million and $42 million at December 31, 2023 and 2022, respectively, in securities due within one year, with the remaining balance in current liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in securities due within one year in its Consolidated Balance Sheets.
(5)
Dominion Energy includes $610 million and $494 million at December 31, 2023 and 2022, respectively, in other deferred credits and other liabilities, with the remaining balance in noncurrent liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other deferred credits and other liabilities in its Consolidated Balance Sheets.
(6)
Dominion Energy includes $192 million and $91 million at December 31, 2023 and 2022, respectively, in other long-term debt, with the remaining balance in noncurrent liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other long-term debt in its Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at December 31, 2023 and 2022 include property, plant and equipment of $382 million and $381 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor. There was $28 million and $18 million of accumulated depreciation related to these facilities recorded in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. As discussed in Note 2, the amount of the property, plant and equipment and accumulated depreciation reflects the impacts of the change in the Companies’ accounting policy for investment tax credits.

For the years ended December 31, 2023, 2022 and 2021, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Dominion Energy			Virginia Power
Year ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Finance lease cost:
Amortization(1)	$50	$41	$40	$24	$15	$12
Interest(2)	13	3	(3)	4	3	1
Operating lease cost(3)	70	53	66	43	32	30
Short-term lease cost(4)	32	31	32	23	21	19
Variable lease cost	6	4	5	2	1	1
Total lease cost	$171	$132	$140	$96	$72	$63
(1)
Dominion Energy includes $3 million for each of the years ended December 31, 2023, 2022 and 2021 reflected in discontinued operations in its Consolidated Statements of Income.
(2)
Dominion Energy includes $1 million for both the years ended December 31, 2023 and 2022 and less than $1 million for the year ended December 31, 2021 reflected in discontinued operations in its Consolidated Statements of Income.
(3)
Dominion Energy includes $5 million, $6 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively, reflected in discontinued operations in its Consolidated Statements of Income.
(4)
Dominion Energy includes $2 million for each of the years ended December 31, 2023, 2022 and 2021 reflected in discontinued operations in its Consolidated Statements of Income.

For the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Dominion Energy			Virginia Power
Year ended December 31,	2023	2022	2021	2023	2022	2021
(millions)
Operating cash flows for finance leases	$13	$3	$(3)	$4	$3	$1
Operating cash flows for operating leases	105	82	103	64	50	53
Financing cash flows for finance leases	47	32	40	19	12	12

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, include $21 million, $16 million and $168 million, respectively, of rental revenue, included in operating revenue and $10 million, $34 million and $110 million, respectively, of depreciation expense, included in depreciation and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor. As discussed in Note 2, the amount of the depreciation expense reflects the impacts of the change in the Companies’ accounting policy for investment tax credits.

At December 31, 2023 and 2022, the weighted average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	Dominion Energy		Virginia Power
December 31,	2023	2022	2023	2022
Weighted average remaining lease term - finance leases	5 years	4 years	5 years	6 years
Weighted average remaining lease term - operating leases	31 years	29 years	33 years	30 years
Weighted average discount rate - finance leases	7.14%	5.77%	7.28%	6.12%
Weighted average discount rate - operating leases	4.11%	3.91%	4.18%	3.90%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2024	$45	$77	$24	$37
2025	39	62	21	26
2026	36	54	18	20
2027	33	48	17	17
2028	32	41	17	12
After 2028	930	31	553	10
Total undiscounted lease payments	1,115	313	650	122
Present value adjustment	(451)	(51)	(253)	(19)
Present value of lease liabilities	$664	$262	$397	$103

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

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022 and May 2023) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $625 million, to fund the estimated project costs. The project is expected to be completed in late 2024 or early 2025. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $422 million as of December 31, 2023. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

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

Dominion Energy

At December 31, 2023, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment. See Note 9 for additional details regarding the nature of this entity.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $463 million, $396 million and $380 million for the years ended December 31, 2023, 2022 and 2021, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $32 million and $28 million at December 31, 2023 and 2022, respectively, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

See Note 18 for discussion of VPFS, which is considered to be a VIE.

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

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2023
Joint revolving credit facility(2)	$6,000	$3,547	$16	$2,437
At December 31, 2022
Joint revolving credit facility(2)	$6,000	$3,076	$202	$2,722
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 5.69% and 4.73% at December 31, 2023 and 2022, respectively.
(2)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At December 31, 2023, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

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

In addition to the joint revolving credit facility mentioned above, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and will mature in June 2024. At both December 31, 2023 and 2022, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At December 31, 2023, $54 million in letters of credit were issued and outstanding under this agreement.

DECP Holdings had a credit facility, which allowed it to issue up to $110 million in letters of credit with automatic one-year renewals through the maturity of the facility in December 2024. At December 31, 2022, $110 million in letters of credit were outstanding under this agreement with no amounts drawn under the letters of credit. In connection with the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, as discussed in Note 9, these letters of credit were cancelled in September 2023.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2023 and 2022, Dominion Energy’s Consolidated Balance Sheets include $409 million and $347 million, respectively, presented within short-term debt with weighted-average interest rates of 5.50% and 4.24%, respectively. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-day term loan facility which bears interest at a variable rate and was scheduled to mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet includes $2.5 billion with respect to such facility presented within securities due within one year. In January 2024, the facility was amended and will mature in July 2024. The amended agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, Questar Gas and PSNC Transactions be applied to any outstanding borrowings under the facility. The maximum allowed total debt to total capital ratio under the facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

In July 2023, Dominion Energy entered into two $600 million 364-day term loan facilities which bore interest at a variable rate and were scheduled to mature in July 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Subsequently in July 2023, Dominion Energy borrowed an initial $750 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. Dominion Energy was permitted to make up to three additional borrowings under each agreement through November 2023, at which point any unused capacity would cease to be available to Dominion Energy. The agreements contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with a sale of Dominion Energy’s noncontrolling interest in Cove Point, following the repayment of DECP Holding’s term loan secured by its noncontrolling interest in Cove Point, be applied to any outstanding borrowings under the facilities. In September 2023, Dominion Energy repaid the $750 million borrowing with after-tax proceeds from the sale of Dominion Energy’s noncontrolling interest in Cove Point, as discussed in Note 9. Subsequently in September 2023, Dominion Energy borrowed $225 million in the aggregate under these facilities with the proceeds used to repay short-term debt and for general corporate purposes. In October 2023, Dominion Energy repaid the $225 million borrowing and terminated the facilities along with any remaining unused commitments.

In October 2023, Dominion Energy entered into a $2.25 billion 364-day term loan facility which bears interest at a variable rate and will mature in October 2024 with the proceeds to be used for general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used for general corporate purposes, including to repay short-term and long-term debt. In November and December 2023, Dominion Energy borrowed $500 million and $750 million, respectively, with the proceeds used for general corporate purposes. Dominion Energy also has the ability through August 2024 to request an increase in the amount of this facility by up to an additional $500 million. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, PSNC and Questar Gas Transactions, following the repayment of the 364-day term loan facility entered into in January 2023, be applied to any outstanding borrowings under this facility. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet includes $2.25 billion with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

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

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2023
Joint revolving credit facility(2)	$6,000	$455	$10
At December 31, 2022
Joint revolving credit facility(2)	$6,000	$941	$140
(1)
The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 5.65% and 4.68% at December 31, 2023 and 2022, respectively.
(2)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At December 31, 2023, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allows Virginia Power to issue up to $125 million in letters of credit and matures in January 2026. At December 31, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit.

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $200 million in letters of credit. At December 31, 2023, $124 million in letters of credit were issued and outstanding under this agreement.

NOTE 18. LONG-TERM DEBT

	2023 Weighted- average Coupon(1)	Dominion Energy		Virginia Power
At December 31,		2023	2022	2023	2022
(millions, except percentages)
Term Loans, variable rate, due 2024	6.52%	$4,750	$—
Sustainability Revolving Credit Agreement, variable rate, due 2024(2)	6.28%	450	450
Unsecured Senior Notes:
Variable rate, due 2023		—	1,000
1.45% to 7.00%, due 2023 to 2052(3)	4.14%	11,476	12,476
Unsecured Junior Subordinated Notes:
3.071% due 2024	3.07%	700	700
Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
Enhanced Junior Subordinated Notes:
5.75% due 2054	5.75%	685	685
Virginia Electric and Power Company:
Unsecured Senior Notes, 2.30% to 8.875%, due 2023 to 2053	4.25%	16,935	15,135	$16,935	$15,135
Tax-Exempt Financings, 0.75% to 3.65%, due 2032 to 2041(4)	1.77%	625	625	625	625
DECP Holdings, Term Loan, variable rate, due 2024(5)		—	2,349
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.23%	4,134	3,634
Tax-Exempt Financings(6):
Variable rate due 2038	3.87%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
GENCO, variable rate due 2038	3.87%	33	33
Other	3.61%	1	1
Secured Senior Notes, 4.82%, due 2042(7)	4.82%	291	308
Tax-Exempt Financing, 3.80% due 2033	3.80%	27	27
Total Principal		$40,206	$37,522	$17,560	$15,760
Securities due within one year and supplemental credit facility borrowings(7)(8)		(6,839)	(2,848)	(350)	(700)
Unamortized discount, premium and debt issuance costs, net		(311)	(322)	(167)	(144)
Derivative restructuring(9)		—	141	—	—
Finance leases		192	91	72	65
Total long-term debt		$33,248	$34,584	$17,115	$14,981

(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2023.
(2)
This $900 million supplemental credit facility, entered in 2021, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. In May 2022, Dominion Energy borrowed $900 million. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes.
(3)
Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.
(4)
These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.
(5)
In connection with the sale of Dominion Energy’s interest in Cove Point, described further in Note 9, DECP Holdings’ outstanding term loan balance of $2.2 billion was repaid in September 2023. This term loan was scheduled to mature in December 2024.
(6)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2024.

(7)
Represents debt associated with Eagle Solar. In February 2024, Eagle Solar redeemed the remaining principal outstanding of $279 million. The debt which otherwise would have matured in 2042 was nonrecourse to Dominion Energy and was secured by Eagle Solar's interest in certain solar facilities. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.
(8)
Dominion Energy and Virginia Power’s weighted-average rate for securities due within one year was 5.79% and 3.45%, respectively, as of December 31, 2023.
(9)
Excludes $143 million at December 31, 2023 for Dominion Energy and $447 million at December 31, 2022, for both Dominion Energy and Virginia Power, representing the current portion which is presented within securities due within one year in the Companies’ Consolidated Balance Sheets.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt, at December 31, 2023 were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
(millions, except percentages)
Dominion Energy
Term Loans	$4,750	$—	$—	$—	$—	$—	$4,750
Sustainability Revolving Credit Agreement	450	—	—	—	—	—	450
First Mortgage Bonds	—	—	—	—	53	4,081	4,134
Unsecured Senior Notes	650	1,500	2,120	1,783	1,195	21,164	28,412
Secured Senior Notes(1)	31	19	20	21	22	178	291
Tax-Exempt Financings	—	—	—	—	39	735	774
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	10	10
Unsecured Junior Subordinated Notes	700	—	—	—	—	—	700
Enhanced Junior Subordinated Notes	—	—	—	—	—	685	685
Total	$6,581	$1,519	$2,140	$1,804	$1,309	$26,853	$40,206
Weighted-average Coupon	5.83%	3.57%	2.64%	3.77%	4.01%	4.57%
Virginia Power
Unsecured Senior Notes	$350	$350	$1,150	$1,350	$700	$13,035	$16,935
Tax-Exempt Financings	—	—	—	—	—	625	625
Total	$350	$350	$1,150	$1,350	$700	$13,660	$17,560
Weighted-average Coupon	3.45%	3.10%	3.08%	3.61%	3.80%	4.37%
(1)
Represents debt associated with Eagle Solar. In February 2024, Eagle Solar redeemed the remaining principal outstanding of $279 million. The debt which otherwise would have matured in 2042 was nonrecourse to Dominion Energy and was secured by Eagle Solar's interest in certain solar facilities. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.

The Companies’ credit facilities and debt agreements, both short-term and long-term, contain customary covenants and default provisions. As of December 31, 2023, there were no events of default under these covenants.

Senior Note Issuances

In January 2024, Virginia Power issued $500 million of 5.00% senior notes and $500 million of 5.35% senior notes that mature in 2034 and 2054, respectively. The proceeds were used for general corporate purposes and/or to repay short-term debt.

Senior Secured Deferred Fuel Cost Bonds

In February 2024, VPFS issued $439 million of 5.088% senior secured deferred fuel cost bonds with a scheduled final payment date of May 2027 and a final maturity date of May 2029 and $843 million of 4.877% senior secured deferred fuel cost bonds with a scheduled final payment date of May 2031 and a final maturity date of May 2033. The full principal of each tranche of bonds is payable semi-annually according to a sinking fund schedule. Interest on each tranche of bonds accrues from the date of issuance and is payable semi-annually. Payment on the bonds commences in November 2024. The scheduled final payment date for the applicable tranche is the date by which all interest and principal for such tranche is expected to be paid in full. The final maturity date of the applicable tranche is the legal maturity date for such tranche. The bonds are not subject to optional redemption prior to their stated

maturity. VPFS as the issuer of the bonds is a bankruptcy remote, wholly-owned special purpose subsidiary of Virginia Power formed in October 2023 for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of deferred fuel cost bonds. VPFS is considered to be a VIE primarily because its equity capitalization is insufficient to support its operations. Virginia Power is considered the primary beneficiary and consolidates VPFS as it has the power to direct the most significant activities of VPFS, including performing servicing activities such as billing and collecting the deferred fuel cost charges. Pursuant to the financing order issued by the Virginia Commission in November 2023, Virginia Power sold to VPFS its right to receive revenues from the non-bypassable deferred fuel cost charges from Virginia Power’s retail customers in Virginia, except for certain exempt customers, as deferred fuel cost property. The securitization bondholders have recourse solely with respect to the deferred fuel cost property owned by VPFS and no recourse to any other assets of Dominion Energy or Virginia Power. Any deferred fuel cost charges collected by Virginia Power to pay for bond servicing and other qualified costs are deferred fuel cost property solely owned by VPFS. Any deferred fuel cost charges collected by Virginia Power are remitted to a trustee and are not available to other creditors of Virginia Power or Dominion Energy.

Enhanced Junior Subordinated Notes

In October 2014, Dominion Energy issued $685 million of October 2014 hybrids that will bear interest at 5.75% per year until October 1, 2024. Thereafter, provided the October 2014 hybrids remain outstanding, interest will accrue at a SOFR-based rate to be determined at that time.

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

NOTE 19. PREFERRED STOCK

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both December 31, 2023 and 2022, Dominion Energy had issued and outstanding 1.8 million shares preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2023 and 2022, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2023 or 2022.

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
(2)
Dominion Energy recorded dividends of $12 million ($7.292 per share) and $28 million ($17.50 per share) for the years ended December 31, 2022 and 2021, respectively. In addition, Dominion Energy recorded interest expense of $7 million on the Series A Preferred Stock for the year ended December 31, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022 as discussed above.
(3)
Payments of $44 million and $85 million were made in 2022 and 2021, respectively.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.65% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing June 15, 2020. Dominion Energy recorded dividends of $37 million ($46.50 per share) for each of the years ended December 31, 2023, 2022 and 2021. The dividend rate for the Series B Preferred Stock will be reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993

%. Unless all accumulated and unpaid dividends on the Series B Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series B Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

Series C Preferred Stock

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock for $742 million, net of $8 million of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock valued at $250 million to the qualified benefit pension plans. See Note 22 for further information regarding activity surrounding pension plan contributions. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.35% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing April 15, 2022. Dominion Energy recorded dividends of $44 million ($43.50 per share), $44 million ($43.50 per share) and $3 million ($2.6583 per share) and for the years ended December 31, 2023, 2022 and 2021, respectively. The dividend rate for the Series C Preferred Stock will be reset every five years beginning on April 15, 2027 to equal the then-current five-year U.S. Treasury rate plus a spread of 3.195%. Unless all accumulated and unpaid dividends on the Series C Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series C Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

NOTE 20. EQUITY

Common Stock

Dominion Energy

During 2023, 2022 and 2021, Dominion Energy recorded, net of fees and commissions, $94 million, $2.0 billion and $340 million from the issuance of approximately 2 million, 25 million and 4 million shares of common stock, respectively, as described below.

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During 2023, 2022 and 2021, Dominion Energy issued 1.7 million, 2.4 million and 2.6 million, respectively, of such shares and received proceeds of $94 million, $179 million and $192 million, respectively.

At-the-Market Program

In 2020, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy could, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.0 billion in the aggregate. In November 2021, Dominion Energy entered forward sale agreements for approximately 1.1 million shares of its common stock to be settled by November 2022 at an initial forward price of $74.66 per share. Except in certain circumstances, Dominion Energy could have elected physical, cash or net settlement of the forward sale agreements. In November 2022, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2022 received total proceeds of $78 million. This program expired in June 2023.

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

Repurchase of Common Stock

Dominion Energy did not repurchase any shares in 2023, 2022 or 2021, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of December 31, 2023. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

Virginia Power

In the fourth quarter of 2023, Virginia Power issued 49,522 shares of its common stock to Dominion Energy for $3.25 billion with the proceeds utilized to repay substantially all of the outstanding borrowings under Virginia Power’s intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.25 billion of common stock to Dominion Energy through the end of 2023 as part of its reasonable efforts to maintain a common equity capitalization to total capitalization ratio of 52.10% through December 2024 in accordance with legislation enacted in Virginia in April 2023 as discussed in Note 13. Virginia Power did not issue any shares of its common stock to Dominion Energy in 2022 or 2021.

Noncontrolling Interests

Non-Wholly-Owned Nonregulated Solar Facilities

In December 2021, Dominion Energy completed the sale of SBL Holdco, which held Dominion Energy’s 67% controlling interest in certain nonregulated solar projects, and the sale of its 50% controlling interest in Four Brothers and Three Cedars. As a result of these sales, all balances recorded as noncontrolling interests associated with these entities were written off. See Note 10 for additional information.

Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative- Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Year Ended December 31, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income before reclassifications: gains (losses)	—	55	27	—	82
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	43	—	—	—	43
Other income (expense)	—	(14)	(61)	—	(75)
Discontinued operations	—	—	—	4	4
Total	43	(14)	(61)	4	(28)
Income tax expense (benefit)	(10)	3	20	(1)	12
Total, net of tax	33	(11)	(41)	3	(16)
Net current period other comprehensive income (loss)	33	44	(14)	3	66
Ending balance	$(216)	$—	$(1,290)	$—	$(1,506)
Year Ended December 31, 2022
Beginning balance	$(358)	$37	$(1,133)	$(4)	$(1,458)
Other comprehensive income before reclassifications: gains (losses)	67	(100)	(218)	1	(250)
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	57	—	—	—	57
Other income (expense)	—	25	102	—	127
Total	57	25	102	—	184
Income tax expense (benefit)	(15)	(6)	(27)	—	(48)
Total, net of tax	42	19	75	—	136
Net current period other comprehensive income (loss)	109	(81)	(143)	1	(114)
Ending balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $73 million, $83 million and $119 million tax at December 31, 2023, 2022 and 2021, respectively.
(3)
Net of $(2) million, $13 million and $(10) million tax at December 31, 2023 and 2022 and 2021, respectively.
(4)
Net of $456 million, $445 million and $396 million tax at December 31, 2023 and 2022 and 2021, respectively.
(5)
Net of $— million, $1 million, and $1 million tax at December 31, 2023, 2022 and 2021, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassification out of AOCI by component:

	Total Derivative- Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Year Ended December 31, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income before reclassifications: gains (losses)	(1)	7	6
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	1	—	1
Other income (expense)	—	1	1
Total	1	1	2
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	(1)	8	7
Ending balance	$15	$1	$16
Year Ended December 31, 2022
Beginning balance	$(45)	$4	$(41)
Other comprehensive income before reclassifications: gains (losses)	60	(11)	49
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	2	—	2
Other income (expense)	—	—	—
Total	2	—	2
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	1	—	1
Net current period other comprehensive income (loss)	61	(11)	50
Ending balance	$16	$(7)	$9
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(5) million, $(5) million and $16 million tax at December 31, 2023, 2022 and 2021, respectively.
(3)
Net of $— million, $2 million and $(2) million tax at December 31, 2023, 2022 and 2021, respectively.

Stock-Based Awards

The 2014 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the Compensation and Talent Development Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2023, approximately 15 million shares were available for future grants under these plans.

Goal-based stock awards are granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership. At December 31, 2023 and December 31, 2022, unrecognized compensation cost related to nonvested goal-based stock awards was inconsequential.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2023, 2022 and 2021 include $44 million, $36 million and $42 million, respectively, of compensation costs and $10 million, $7 million and $9 million, respectively, of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

Restricted Stock

Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2023, 2022 and 2021:

	Shares (millions)	Weighted - Average Grant Date Fair Value
Nonvested at December 31, 2020	1.4	$77.41
Granted	0.5	71.78
Vested	(0.5)	73.54
Cancelled and forfeited	(0.1)	75.57
Nonvested at December 31, 2021	1.3	$76.65
Granted	0.6	75.08
Vested	(0.4)	77.87
Cancelled and forfeited	(0.1)	73.15
Nonvested at December 31, 2022	1.4	$75.56
Granted	1.0	48.99
Vested	(0.4)	79.89
Cancelled and forfeited	(0.1)	53.36
Nonvested at December 31, 2023	1.9	$61.34

As of December 31, 2023, unrecognized compensation cost related to nonvested restricted stock awards totaled $70 million and is expected to be recognized over a weighted-average period of 2.2 years. The fair value of restricted stock awards that vested was $20 million, $31 million and $37 million in 2023, 2022 and 2021, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

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

In February 2021, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2024 based on the achievement of two performance metrics during 2021, 2022 and 2023: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. The total of the payout under the grant was $4 million, all of which was accrued at December 31, 2023.

In February 2022, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2025 based on the achievement of three performance metrics during 2022, 2023 and 2024: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS, and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2023, the targeted amount of the three-year grant was $16 million and a liability of $5 million had been accrued for this award.

In February 2023, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2026 based on the achievement of three performance metrics during 2023, 2024 and 2025: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS, and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2023, the targeted amount of the three-year grant was $16 million and a liability of $3 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2023, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

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

The Ohio and Utah Commissions may prohibit any public service company, including East Ohio and Questar Gas, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2023, neither the Ohio Commission nor the Utah Commission had restricted the payment of dividends by East Ohio or Questar Gas, respectively.

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

At December 31, 2023, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

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

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns (loss) of $1.2 billion and $(3.0) billion in 2023 and 2022, respectively, versus expected returns of $1.0 billion and $1.1 billion, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2023	2022	2023	2022
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,066	$10,890	$1,127	$1,537
Service cost	96	142	14	22
Interest cost	442	333	61	45
Benefits paid	(493)	(511)	(94)	(97)
Actuarial (gain) loss during the year	322	(2,716)	1	(361)
Plan amendments	2	—	—	—
Sale of Hope	—	(64)	—	(19)
Settlements and curtailments(1)	(4)	(8)	—	—
Benefit obligation at end of year	$8,431	$8,066	$1,109	$1,127
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,694	$11,945	$1,845	$2,323
Actual return gain (loss) on plan assets	882	(2,556)	277	(416)
Employer contributions	8	9	—	—
Benefits paid	(493)	(511)	(60)	(62)
Sale of Hope	—	(188)	—	—
Settlements(2)	(4)	(5)	—	—
Fair value of plan assets at end of year	$9,087	$8,694	$2,062	$1,845
Funded status at end of year	$656	$628	$953	$718
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$647	$580	$1,132	$899
Noncurrent assets held for sale	308	295	13	11
Other current liabilities	(27)	(12)	(13)	(13)
Noncurrent pension and other postretirement benefit liabilities(3)	(237)	(196)	(179)	(179)
Noncurrent liabilities held for sale	(35)	(39)	—	—
Net amount recognized	$656	$628	$953	$718
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	5.37%-5.47%	5.65%-5.75%	5.40%-5.42%	5.69%-5.70%
Weighted average rate of increase for compensation	4.28%	4.38%	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.12%-4.22%	4.40%-4.50%	n/a	n/a

(1) 2023 and 2022 amounts include settlements of nonqualified pension obligations. 2022 amount includes a curtailment for Hope.

(2) 2023 and 2022 amounts relate to settlements of nonqualified pension obligations.

(3) Presented within other deferred credits and other liabilities in Dominion Energy's Consolidated Balance Sheets.

Actuarial losses recognized during 2023 in Dominion Energy’s pension benefit obligations were $322 million primarily driven by a decrease in the discount rate. Actuarial gains recognized during 2022 in Dominion Energy’s pension benefit obligations were $2.7 billion primarily from an increase in discount rate. Actuarial losses recognized during 2023 in Dominion Energy’s other postretirement benefit obligations were $1 million primarily driven by a $29 million loss due to a decrease in the discount rate that was largely offset by a $28 million gain from favorable claims and other experience. Actuarial gains recognized during 2022 in Dominion Energy’s other postretirement benefit obligations were $360 million primarily resulting from an increase in discount rate.

The ABO for all of Dominion Energy’s defined benefit pension plans was $8.1 billion and $7.7 billion at December 31, 2023 and 2022, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. Dominion Energy expects to make $46 million of minimum required contributions to its qualified defined benefit pension plans in 2024. Dominion Energy also considers voluntary contributions from time to time, either in the form of cash or equity securities.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2023 and 2022. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2024. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2023	2022	2023	2022
(millions)
Benefit obligation	$7,996	$7,655	$195	$197
Fair value of plan assets	7,697	7,410	4	5

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2023	2022
(millions)
Accumulated benefit obligation	$792	$776
Fair value of plan assets	654	623

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2024	$556	$94
2025	546	91
2026	554	90
2027	562	89
2028	571	87
2029-2033	2,958	418

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The long-term strategic target asset allocations for substantially all of Dominion Energy’s pension funds are 26% U.S. equity, 19% non-U.S. equity, 32% fixed income, 3% real assets and 20% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap, mid-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds and exchange-traded funds. Real assets include investments in real estate investment trusts and private partnerships. Other alternative investments include partnership investments in private equity-debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 2.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash and cash equivalents	$21	$9	$—	$30	$14	$11	$—	$25
Common and preferred stocks:
U.S.(1)	1,145	—	—	1,145	1,653	170	—	1,823
International	944	2	—	946	1,034	5	—	1,039
Insurance contracts	—	162	—	162	—	166	—	166
Corporate debt instruments	74	750	—	824	65	805	—	870
Government securities	43	1,720	—	1,763	46	1,377	—	1,423
Total recorded at fair value	$2,227	$2,643	$—	$4,870	$2,812	$2,534	$—	$5,346
Assets recorded at NAV(2):
Commingled funds/collective trust funds				2,012				1,780
Alternative investments:
Real estate funds				67				66
Private equity funds				1,395				1,284
Debt funds				236				192
Hedge funds				239				2
Total recorded at NAV				$3,949				$3,324
Total investments(3)				$8,819				$8,670

(1)
No amounts of Dominion Energy preferred stock were held at December 31, 2023. Includes $170 million of Dominion Energy preferred stock at December 31, 2022.
(2)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)
Excludes net assets related to pending sales of securities of $298 million, net accrued income of $24 million, and includes net assets related to pending purchases of securities of $54 million at December 31, 2023. Excludes net assets related to pending sales of securities and advanced subscription of $177 million, net accrued income of $27 million, and includes net assets related to pending purchases of securities of $180 million at December 31, 2022.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash and cash equivalents	$3	$1	$—	$4	$3	$1	$—	$4
Common and preferred stocks:
U.S.(1)	757	—	—	757	685	10	—	695
International	194	—	—	194	181	—	—	181
Insurance contracts	—	10	—	10	—	10	—	10
Corporate debt instruments	4	36	—	40	4	38	—	42
Government securities	3	100	—	103	3	79	—	82
Total recorded at fair value	$961	$147	$—	$1,108	$876	$138	$—	$1,014
Assets recorded at NAV(2):
Commingled funds/collective trust funds				725				649
Alternative investments:
Real estate funds				11				11
Private equity funds				173				158
Debt funds				14				11
Hedge funds				14				0
Total recorded at NAV				$937				$829
Total investments(3)				$2,045				$1,843

(1)
No amounts of Dominion Energy preferred stock were held at December 31, 2023. Includes $10 million of Dominion Energy preferred stock at December 31, 2022.
(2)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(3)
Excludes net assets related to pending sales of securities and advanced subscription of $17 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2023. Excludes net assets related to pending sales of securities and advanced subscription of $10 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $10 million at December 31, 2022.

The plan assets investments are determined based on the fair values of the investments and the underlying investments, which have been determined as follows:

•
Cash and Cash Equivalents—Represents interest-bearing cash, foreign cash and money market funds. Interest-bearing cash and money market funds are valued at cost plus accrued interest. The foreign cash balances are valued at the amount held and translated on the reporting date based on prevailing exchange rates. Foreign cash and money market funds are classified as Level 1. The interest-bearing cash is held in variation margin and with various brokers, which are less liquid and therefore are classified as Level 2.
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
•
Corporate Debt Instruments—Investments are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available for comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar instruments, the instrument is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks or a broker quote, if available.
•
Government Securities—Investments are valued using pricing models maximizing the use of observable inputs for similar securities.
•
Commingled Funds/Collective Trust Funds—Commingled funds/collective trust funds invest in debt and equity securities and other instruments with characteristics similar to those of the funds’ benchmarks. The primary objectives of the funds are to seek investment returns that approximate the overall performance of their benchmark indexes. These benchmarks are major equity indices, fixed income indices and money market indices that focus on growth, income and liquidity strategies, as applicable. Investments in commingled funds/collective trust funds are stated at the NAV as determined by the issuer of the commingled funds/collective trust funds and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. The commingled funds/collective trust funds do not have any unfunded commitments, and do not have any applicable liquidation periods or defined terms/periods to be held. The majority of these funds have redemption restrictions allowing investors to redeem capital on a periodic basis.
•
Alternative Investments—Investments in private real estate funds, private equity funds, private debt funds and hedge funds are stated at fair value based on the NAV of the plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV, which is used as a practical expedient to estimate fair value, is adjusted for contributions and distributions occurring between the investment manager and Dominion Energy’s measurement date. These valuations also involve assumptions and methods that are reviewed, evaluated, and adjusted, if necessary, by Dominion Energy.

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $18 million, $25 million and $28 million for the years ended December 31, 2023, 2022 and 2021, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income in Dominion Energy’s Consolidated Statements of Income, except for $(46) million, $(43) million and $(34) million for the years ended December 31, 2023, 2022 and 2021, respectively, presented in discontinued operations. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
(millions, except percentages)
Service cost	$96	$142	$170	$14	$22	$25
Interest cost	442	333	317	61	45	46
Expected return on plan assets	(864)	(886)	(834)	(151)	(191)	(173)
Amortization of prior service (credit) cost	—	—	—	(36)	(38)	(42)
Amortization of net actuarial (gain) loss	—	159	193	(6)	(2)	4
Settlements, curtailments and special termination benefits(1)	1	—	10	—	(8)	—
Net periodic benefit (credit) cost	$(325)	$(252)	$(144)	$(118)	$(172)	$(140)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$304	$726	$(782)	$(125)	$246	$(282)
Prior service (credit) cost	2	—	—	—	—	(13)
Settlements and curtailments(1)	—	(3)	(36)	—	10	—
Less amounts included in net periodic benefit cost:
Amortization of net actuarial gain (loss)	—	(159)	(193)	6	2	(4)
Amortization of prior service credit (cost)	—	—	—	36	38	42
Sale of Hope	—	(47)	—	—	—	—
Total recognized in other comprehensive income and regulatory assets and liabilities	$306	$517	$(1,011)	$(83)	$296	$(257)
Significant assumptions used to determine periodic cost:
Discount rate	5.65%-5.75%	3.06%-3.19%	2.73%-3.29%	5.69%-5.70%	3.04%-5.03%	2.69%-2.80%
Expected long-term rate of return on plan assets	7.00%-8.35%	7.00%-8.35%	7.00%-8.45%	8.35%	8.35%	8.45%
Weighted average rate of increase for compensation	4.38%	4.51%	4.53%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.40%-4.50%	1.81%-1.94%	1.93%-2.15%	n/a	n/a	n/a
Healthcare cost trend rate(2)				7.00%	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(2)				2030	2026-2027	2026-2027
(1)
2023 and 2021 amounts relate primarily to the Dominion Energy executive nonqualified pension plan. 2022 amounts relate primarily to Dominion Energy’s sale of Hope.
(2)
Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2023	2022	2023	2022
(millions)
Net actuarial loss (gain)	$3,018	$2,714	$(35)	$84
Prior service (credit) cost	5	3	(121)	(157)
Total(1)	$3,023	$2,717	$(156)	$(73)
(1)
As of December 31, 2023, of the $3.0 billion and $(156) million related to pension benefits and other postretirement benefits, $1.8 billion and $(38) million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities, except for $173 million presented in assets and liabilities held for sale. As of December 31, 2022, of the $2.7 billion and $(73) million related to pension benefits and other postretirement benefits, $1.7 billion and $14 million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities, except for $170 million presented in assets and liabilities held for sale.

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

Virginia Power—Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. Virginia Power made no contribution payments to the Dominion Energy Pension Plan during 2023. During 2022 and 2021, Virginia Power made payments to Dominion Energy of $172 million and $151 million, respectively, related to its participation in the Dominion Energy Pension Plan. Virginia Power’s net periodic pension cost related to this plan was $34 million, $72 million and $86 million in 2023, 2022 and 2021, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(60) million, $(81) million and $(72) million in 2023, 2022 and 2021, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

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

Virginia Power funds other postretirement benefit costs through VEBAs. During 2023, 2022 and 2021, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2024.

Defined Contribution Plans

Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2023, 2022 and 2021, Dominion Energy recognized $85 million, $75 million and $65 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2023, 2022 and 2021, Virginia Power recognized $26 million, $22 million and $20 million, respectively, as employer matching contributions to these plans.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 14 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy commenced remediation activities at one site in the second quarter of 2022 and completed the majority of remediation activities at this site in the fourth quarter of 2023. In addition, Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2024 depending on receipt of final permits and approvals. At December 31, 2023 and 2022, Dominion Energy had $32 million and $47 million, respectively, of reserves recorded. At both December 31, 2023 and 2022, Virginia Power had $25 million of reserves recorded. Dominion Energy is associated with 12 additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy’s Consolidated Balance Sheets at December 31, 2022 include reserves of $94 million, included in other current liabilities and insurance receivables of $68 million, included within other receivables. The balance at December 31, 2022 includes $68 million of offsetting reserves and insurance receivables related to personal injury or wrongful death cases which were pending. Dominion Energy's Consolidated Balance Sheets at December 31, 2023 included an inconsequential amount of reserves primarily related to personal injury or wrongful death cases. During the years ended December 31, 2023 and 2022, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential. Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2021 includes charges of $100 million ($75 million after-tax) within impairment of assets and other charges (reflected in the Corporate and Other segment).

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement, resulting in a gain of $18 million ($14 million after-tax) recorded in losses (gains) on sales of assets (reflected in Dominion Energy South Carolina) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2022. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR, resulting in an inconsequential gain. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets (reflected in the Corporate and Other segment) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in losses (gains) on sales of assets (reflected in the Corporate and Other segment) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

Matters Fully Resolved Prior to 2023 Impacting the Consolidated Financial Statements

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

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2023 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1, as this unit is in a decommissioning state, was $3.6 billion and $2.1 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2023 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2023 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. In addition, Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Summer unit, particularly when combined with future ratepayer collections and contributions. The Companies believe the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $16.2 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the fourth quarter of 2023, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $13.7 billion to $16.2 billion. This increase does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. The Companies have purchased $450 million of coverage from commercial insurance pools for Millstone, Summer, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $166 million for each of their licensed reactors not to exceed $25 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The current levels of nuclear property insurance coverage for Millstone, Summer, Surry and North Anna are all $1.06 billion.

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna meets or exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $67 million and $33 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s share of the retrospective premium assessment would not exceed an inconsequential amount.

Millstone, Virginia Power and Summer also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $33 million and $9 million, respectively.

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

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended and provided for periodic payments for damages incurred through December 31, 2025 and future additional extensions are contemplated by the settlement agreements. A similar agreement for Summer extends until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations.

In 2023, Virginia Power received payments of $22 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2021 through December 31, 2021. In addition, Dominion Energy received payments of $8 million for resolution of claims incurred at Millstone for the period of July 1, 2021 through June 30, 2022 and $6 million for resolution of its share of claims incurred at Summer for the period of January 1, 2022 through December 31, 2022.

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

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $62 million and $56 million at December 31, 2023 and 2022, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $43 million and $37 million at December 31, 2023 and 2022, respectively.

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Long-Term Purchase Agreements

At December 31, 2023, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2024	2025	2026	2027	2028	Thereafter	Total
(millions)
Purchased electric capacity(1)	$62	$62	$64	$64	$64	$412	$728
(1)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $58 million and $61 million for the years ended December 31, 2023 and 2022, respectively.

Guarantees, Surety Bonds and Letters of Credit

At December 31, 2023, Dominion Energy had issued four guarantees related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

In addition, at December 31, 2023, Dominion Energy had issued an additional $20 million of guarantees, primarily to support third parties. No amounts related to these guarantees have been recorded.

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

At December 31, 2023, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,854
Nuclear obligations(2)	244
Solar(3)	215
Other(4)	1,193
Total(5)(6)	$4,506
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
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. In December 2023, the agreement was amended to permit more than one renewal term and reduce the required term for a renewal from five years to at least one year. At December 31, 2023, no amounts have been recorded related to this guarantee.

Additionally, at December 31, 2023, Dominion Energy had purchased $317 million of surety bonds, including $213 million at Virginia Power and $38 million related to entities held for sale, and authorized the issuance of letters of credit by financial institutions of $16 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2023, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

In 2020, Dominion Energy made unconditional promises to several charitable organizations, including to support its commitment to diversity and social justice through scholarship programs and donations to historically black colleges and universities. As a result, Dominion Energy recorded charges totaling $80 million in other income in its Consolidated Statements of Income for the year ended

December 31, 2020. These commitments are to be funded at various intervals through 2028. Dominion Energy’s Consolidated Balance Sheets include $8 million and $32 million in other deferred credits and other liabilities at December 31, 2023 and 2022, respectively and $6 million and $11 million in other current liabilities at December 31, 2023 and 2022, respectively.

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

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2023, Dominion Energy’s credit exposure totaled $340 million. Of this amount, investment grade counterparties, including those internally rated, represented 89%, and no single counterparty, whether investment grade or non-investment grade, exceeded $80 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2023, Virginia Power’s credit exposure totaled $129 million. Of this amount, investment grade counterparties, including those internally rated, represented 83%, and no single counterparty exceeded $22 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $28 million and $14 million, respectively, as of December 31, 2023, and $140 million and $28 million, respectively, as of December 31, 2022. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had both posted collateral of $72 million at December 31, 2022, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. No such amounts were posted at December 31, 2023. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering less than $1 million and $20 million of fair value of derivative instruments in a liability position at December 31, 2023 and 2022, respectively. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $28 million and $14 million, respectively, as of December 31, 2023 and $212 million and $99 million, respectively, as of December 31, 2022, which does not include the impact of any offsetting asset positions.

See Note 7 for further information about derivative instruments.

NOTE 25. RELATED-PARTY TRANSACTIONS

Dominion Energy’s transactions with equity method investments are described in Note 9. Virginia Power engages in related party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy’s consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. See Note 2 for further information. A discussion of Virginia Power’s significant related party transactions follows.

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Notes 7 and 20 for additional information. At December 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $79 million, respectively. At December 31, 2022, Virginia Power’s derivative assets and liabilities with affiliates were $33 million and $31 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2023 and 2022, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in noncurrent pension and other postretirement benefit liabilities in the Consolidated Balance Sheets were $456 million and $422 million, respectively. At December 31, 2023 and 2022, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $584 million and $518 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2023	2022	2021
(millions)
Commodity purchases from affiliates	$582	$1,423	$742
Services provided by affiliates(1)	605	519	494
Services provided to affiliates	20	18	18
(1)
Includes capitalized expenditures of $210 million, $177 million and $161 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. In November 2022, Virginia Power amended its intercompany credit facility with Dominion Energy to increase the maximum capacity to $3.0 billion. There were $500 million and $2.0 billion in short-term demand note borrowings from Dominion Energy as of December 31, 2023 and 2022, respectively. The weighted-average interest rate of these borrowings was 5.61% and 4.68% at December 31, 2023 and 2022, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2023 and 2022. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $80 million, $15 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In the fourth quarter of 2023, Virginia Power issued common stock to Dominion Energy as discussed in Note 20. There were no issuances of Virginia Power’s common stock to Dominion Energy in 2022 or 2021.

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

NOTE 26. OPERATING SEGMENTS

The Companies are organized primarily on the basis of products and services sold in the U.S. A description of the operations included in the Companies’ primary operating segments is as follows:

Primary Operating Segment	Description of Operations	Dominion Energy	Virginia Power
Dominion Energy Virginia	Regulated electric distribution	X	X
	Regulated electric transmission	X	X
	Regulated electric generation fleet(1)	X	X
Dominion Energy South Carolina	Regulated electric distribution	X
	Regulated electric transmission	X
	Regulated electric generation fleet	X
	Regulated gas distribution and storage	X
Contracted Energy(2)	Nonregulated electric generation fleet	X
(1)
Includes Virginia Power’s non-jurisdictional solar generation operations.
(2)
Includes renewable natural gas operations.

In addition to the operating segments above, the Companies also report a Corporate and Other segment.

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization and its nonregulated retail energy marketing operations (prior to December 2021), including its noncontrolling interest in Wrangler (through March 2022) and Hope (through August 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio, PSNC and Questar Gas Transactions, a noncontrolling interest in Cove Point (through September 2023), solar generation facility development operations, gas transmission and storage operations, including the Q-Pipe Group (through December 2021) and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 9.

In 2023, Dominion Energy reported after-tax net expenses of $166 million in the Corporate and Other segment, including $251 million of after-tax net income for specific items with $405 million of after-tax net income attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $586 million ($447 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy;
•
A $411 million ($305 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($262 million after-tax); and
•
Dominion Energy Virginia ($43 million after-tax); and
•
A $28 million ($21 million after-tax) benefit related to real estate transactions, including gains on the transfer of property to satisfy litigation associated with the NND Project, attributable to Dominion Energy South Carolina; partially offset by
•
A $244 million ($182 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia;
•
An $83 million ($60 million after-tax) charge related to the revision of AROs for Millstone Unit 1, attributable to Contracted Energy;
•
A $65 million ($48 million after-tax) charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery, attributable to Dominion Energy Virginia;
•
A $36 million ($27 million after-tax) charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023, attributable to Dominion Energy Virginia;
•
A $35 million ($26 million after-tax) decrease from Dominion Energy’s share of an impairment of certain property, plant and equipment at Align RNG, attributable to Contracted Energy; and

•
A $25 million ($19 million after-tax) charge associated with the abandonment of certain regulated solar generation and other facilities, attributable to Dominion Energy Virginia.

In 2022, Dominion Energy reported after-tax net expenses of $1.3 billion in the Corporate and Other segment, including $1.3 billion of after-tax net expenses for specific items with $2.4 billion of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2022 primarily related to the impact of the following items:

•
A $829 million ($633 million after-tax) charge associated with the impairment of certain nonregulated solar generation facilities, attributable to Contracted Energy;
•
A $649 million ($513 million after-tax) loss associated with the sale of Kewaunee, attributable to Contracted Energy;
•
A $559 million ($451 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($393 million after-tax); and
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
•
Contracted Energy ($6 million after-tax);
•
A $40 million ($30 million after-tax) charge associated with the write-off of inventory, attributable to:
•
Contracted Energy ($16 million after-tax); and
•
Dominion Energy Virginia ($14 million after-tax); partially offset by
•
A $67 million ($49 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy.

In 2021, Dominion Energy reported after-tax net income of $873 million in the Corporate and Other segment, including $991 million of after-tax net income for specific items with $316 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2021 primarily related to the impact of the following items:

•
A $513 million net loss ($8 million after-tax benefit) on the sale of non-wholly-owned nonregulated solar facilities, attributable to Contracted Energy;
•
A $337 million ($254 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy;
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
•
A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia; and
•
A $44 million ($35 million after-tax) charge related to a revision in estimated recovery of spent nuclear fuel costs associated with the decommissioning of Kewaunee, attributable to Contracted Energy; partially offset by
•
A $568 million ($445 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($390 million after-tax); and
•
Dominion Energy Virginia ($55 million after-tax); and
•
A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

Year Ended December 31,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2023
Total revenue from external customers	$9,575	$3,369	$835	$614	$—	$14,393
Intersegment revenue	(2)	6	16	939	(959)	—
Total operating revenue	9,573	3,375	851	1,553	(959)	14,393
Depreciation and amortization	1,622	531	105	322	—	2,580
Equity in earnings of equity method investees	—	—	(34)	8	—	(26)
Interest income (expense)	15	6	96	196	(206)	107
Interest and related charges (benefit)	772	249	44	815	(206)	1,674
Income tax expense	471	79	15	10	—	575
Net loss from discontinued operations	—	—	—	(163)	—	(163)
Net income (loss) attributable to Dominion Energy	1,684	377	99	(166)	—	1,994
Investment in equity method investees(1)	—	—	80	188	—	268
Capital expenditures	7,196	957	740	1,342	—	10,235
Total assets (billions)	60.7	17.3	9.1	26.0	(4.1)	109.0
2022
Total revenue from external customers	$9,658	$3,323	$884	$73	$—	$13,938
Intersegment revenue	(15)	7	18	849	(859)	—
Total operating revenue	9,643	3,330	902	922	(859)	13,938
Depreciation and amortization	1,452	507	123	360	—	2,442
Equity in earnings of equity method investees	—	—	2	19	—	21
Interest income (expense)	17	6	75	61	(50)	109
Interest and related charges (benefit)	645	220	18	169	(50)	1,002
Income tax expense (benefit)	514	132	55	(588)	—	113
Net income from discontinued operations	—	—	—	894	—	894
Net income (loss) attributable to Dominion Energy	1,905	505	188	(1,277)	—	1,321
Investment in equity method investees(1)	—	—	103	192	—	295
Capital expenditures	5,187	708	683	1,180	—	7,758
Total assets (billions)	55.3	17.2	8.2	29.6	(5.5)	104.8
2021
Total revenue from external customers	$7,990	$2,968	$1,017	$(617)	$61	$11,419
Intersegment revenue	(14)	7	67	841	(901)	—
Total operating revenue	7,976	2,975	1,084	224	(840)	11,419
Depreciation and amortization	1,296	486	176	159	—	2,117
Equity in earnings of equity method investees	—	(3)	(2)	20	—	15
Interest income (expense)	11	10	81	12	(19)	95
Interest and related charges (benefit)	535	206	44	489	(19)	1,255
Income tax expense (benefit)	516	125	47	(869)	—	(181)
Net income from discontinued operations	—	—	—	1,358	—	1,358
Net income attributable to Dominion Energy	1,863	437	226	873	—	3,399
Capital expenditures	3,756	694	420	1,191	—	6,061
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

In 2023, Virginia Power reported after-tax net expenses of $232 million in the Corporate and Other segment, including $232 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2023 primarily related to the impact of the following items:

•
A $244 million ($182 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review;
•
A $65 million ($48 million after-tax) charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery;
•
A $36 million ($27 million after-tax) charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023; and
•
A $25 million ($19 million after-tax) charge associated with the abandonment of certain regulated solar generation and other facilities; partially offset by
•
A $59 million ($43 million after-tax) gain related to investments in nuclear decommissioning trust funds.

In 2022, Virginia Power reported after-tax net expenses of $793 million in the Corporate and Other segment, including $773 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

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

In 2021, Virginia Power reported after-tax net expenses of $201 million in the Corporate and Other segment, including $201 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

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
•
A $130 million ($97 million after-tax) benefit for a change in the expected CCRO to be provided to Virginia retail electric customers under the GTSA.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2023
Operating revenue	$9,573	$—	$9,573
Depreciation and amortization	1,622	249	1,871
Interest income	15	—	15
Interest and related charges (benefit)	772	(8)	764
Income tax expense (benefit)	471	(82)	389
Net income (loss)	1,684	(232)	1,452
Capital expenditures	7,196	—	7,196
Total assets (billions)	58.6	—	58.6
2022
Operating revenue	$9,643	$11	$9,654
Depreciation and amortization	1,452	284	1,736
Interest income	17	—	17
Interest and related charges (benefit)	645	(3)	642
Income tax expense (benefit)	514	(220)	294
Net income (loss)	1,905	(793)	1,112
Capital expenditures	5,187	—	5,187
Total assets (billions)	53.2	—	53.2
2021
Operating revenue	$7,976	$(506)	$7,470
Depreciation and amortization	1,296	68	1,364
Interest income	11	—	11
Interest and related charges (benefit)	535	(1)	534
Income tax expense (benefit)	516	(69)	447
Net income (loss)	1,863	(201)	1,662
Capital expenditures	3,756	—	3,756

NOTE 27. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Companies’ quarterly results of operations for the years ended December 31, 2023 and 2022 are as follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

Dominion Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2023
Operating revenue	$3,883	$3,166	$3,810	$3,534
Income from continuing operations	1,079	594	1,029	712
Net income from continuing operations including noncontrolling interests	700	415	698	344
Net income (loss) from discontinued operations including noncontrolling interest	281	168	(541)	(71)
Net income including noncontrolling interests	981	583	157	273
Net income attributable to Dominion Energy	981	583	157	273
Basic EPS:
Net income from continuing operations	0.81	0.47	0.81	0.39
Net income (loss) from discontinued operations	0.34	0.20	(0.65)	(0.09)
Net income attributable to Dominion Energy	1.15	0.67	0.16	0.30
Diluted EPS:
Net income from continuing operations	0.81	0.47	0.81	0.39
Net income (loss) from discontinued operations	0.34	0.20	(0.65)	(0.09)
Net income attributable to Dominion Energy	1.15	0.67	0.16	0.30
Dividends declared per preferred share (Series A)	—	—	—	—
Dividends declared per preferred share (Series B)	11.625	11.625	11.625	11.625
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675
2022
Operating revenue	$3,112	$3,058	$3,961	$3,807
Income (loss) from continuing operations	643	(461)	998	253
Net income (loss) from continuing operations including noncontrolling interests	279	(659)	585	222
Net income from discontinued operations including noncontrolling interest	410	212	150	122
Net income (loss) including noncontrolling interests	689	(447)	735	344
Net income (loss) attributable to Dominion Energy	689	(447)	735	344
Basic EPS:
Net income (loss) from continuing operations	0.32	(0.84)	0.68	0.24
Net income from discontinued operations	0.50	0.26	0.18	0.15
Net income (loss) attributable to Dominion Energy	0.82	(0.58)	0.86	0.39
Diluted EPS:
Net income (loss) from continuing operations	0.31	(0.84)	0.68	0.24
Net income from discontinued operations	0.50	0.26	0.18	0.15
Net income (loss) attributable to Dominion Energy	0.81	(0.58)	0.86	0.39
Dividends declared per preferred share (Series A)	4.375	2.917	—	—
Dividends declared per preferred share (Series B)	11.625	11.625	11.625	11.625
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675

Dominion Energy’s 2023 results include the impact of the following significant items:

•
Fourth quarter results include a $323 million after-tax charge for an impairment of certain goodwill associated with the East Ohio and Questar Gas Transactions.

•
Third quarter results include $939 million of charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed and a $348 million after-tax gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point.

Dominion Energy’s 2022 results include the impact of the following significant items:

•
Fourth quarter results include a $633 million after-tax charge associated with the impairment of certain nonregulated solar generation facilities.
•
Second quarter results include a $513 million after-tax loss associated with the sale of Kewaunee, a $142 million after-tax charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and a $134 million after-tax charge for RGGI compliance costs deemed recovered through base rates.

Virginia Power

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2023
Operating revenue	$2,384	$2,252	$2,645	$2,292
Income from operations	597	554	819	504
Net income	355	334	475	288
2022
Operating revenue	$2,167	$2,176	$2,875	$2,436
Income from operations	562	237	802	447
Net income	336	42	516	218

Virginia Power’s 2022 results include the impact of the following significant items:

•
Second quarter results include a $142 million after-tax charge in connection with a comprehensive settlement agreement for Virginia fuel expenses and a $134 million after-tax charge for RGGI compliance costs deemed recovered through base rates.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2023 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2023, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2023.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) at December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting at December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2023, of Dominion Energy and our report dated February 23, 2024, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding Dominion Energy’s election to change its method of accounting for investment tax credits from the flow-through method to the deferral method.

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

February 23, 2024

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2023 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2023, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 23, 2024

Item 9B. Other Information

Explanatory Note: The following information is filed in this Form 10-K in lieu of being filed pursuant to Item 5.03 in a Form 8-K. The date of the events reported below was February 21, 2024.

On February 21, 2024, the Board of Directors of Dominion Energy, as part of a periodic review of Dominion Energy’s governance documents, amended the exclusive forum provision set forth in Article XXXVI of Dominion Energy’s Bylaws, effective as of February 21, 2024, to provide that any federal or state court located within the Commonwealth of Virginia shall serve as the sole and exclusive forum for the adjudication of certain internal corporate claims involving Dominion Energy or its directors, officers or shareholders.

The foregoing description of the amendment to Dominion Energy’s Bylaws is qualified in its entirety by reference to the full text of Dominion Energy’s Bylaws, a copy of which is attached hereto as Exhibit 3.2.a and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Item 1—Election of Directors, Corporate Governance—The Committees of the Board, Other Information – Delinquent Section 16(a) Reports and Corporate Governance—Other Governance Policies and Practices—Code of Ethics and Business Conduct in the Dominion Energy 2024 Proxy Statement.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Executive Compensation, Compensation of Non-Employee Directors and Corporate Governance—The Committees of the Board—Compensation Committee Interlocks and Insider Participation in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Security Ownership of Certain Beneficial Owners and Management and Executive Compensation—Equity Compensation Plans in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Corporate Governance—Other Governance Policies and Practices —Certain Relationships and Related Party Transactions and Corporate Governance —Director Independence in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Audit-Related Matters—Auditor Fees and Pre-Approval Policy in the 2024 Proxy Statement.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2023 and 2022.

Type of Fees	2023	2022
(millions)
Virginia Power
Audit fees	$2.53	$2.44
Audit-related fees	0.01	0.08
Tax fees	—	—
All other fees	0.19	—
Total Fees	$2.73	$2.52

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

All other fees for 2023 consist of permissible advisory services associated with a new system pre-implementation review.

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2023 and 2022 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 88.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion Energy	Virginia Power

2.1.a	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Elephant Holdings, LLC (Exhibit 2.1, Form 8-K filed September 5, 2023, File No. 1-8489).	X

2.1.b	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Parrot Holdings, LLC (Exhibit 2.2, Form 8-K filed September 5, 2023, File No. 1-8489).	X
2.1.c	Purchase and Sale Agreement, dated as of September 5, 2023, by and between Dominion Energy, Inc. and Enbridge Quail Holdings, LLC (Exhibit 2.3, Form 8-K filed September 5, 2023, File No. 1-8489).	X

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective February 21, 2024 (filed herewith).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

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

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power

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

4.4

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337).

		X	X

4.5

Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a Form of Second Supplemental Indenture, dated January 1, 2001 (Exhibit 4.6, Form 8-K filed January 12, 2001, File No. 1-8489).

X

4.6	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4),	X

Exhibit Number	Description	Dominion Energy	Virginia Power

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power
4.10	Description of Dominion Energy, Inc.’s Common Stock (Exhibit 4.13, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).	X

4.11	Description of Virginia Electric and Power Company’s Common Stock (Exhibit 4.19, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).		X

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

X

10.4	DES Services Agreement, dated January 1, 2024, between Dominion Energy Services, Inc. and Virginia Electric and Power Company (filed herewith).		X

10.5	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power

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

X

10.14*

Form of Advancement of Expenses for certain directors and officers of Dominion Energy, Inc., approved by the Dominion Energy, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).

X

10.15*	Dominion Resources, Inc. 2014 Incentive Compensation Plan, effective May 7, 2014 (Exhibit 10.1, Form 8-K filed May 7, 2014, File No. 1-8489).	X

10.16*

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (Exhibit 10.1, Form 10-Q filed November 5, 2021, File No. 1-8489). as amended May 10, 2023 (Exhibit 10.1, Form 10-Q filed August 4, 2023, File No. 1-8489).

X

10.17*

2022 Performance Grant Plan under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.18*

Form of 2022 Goal-Based Stock Award Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.19*

Form of Restricted Stock Agreement under the 2022 Long-Term Incentive Program approved January 27, 2022 (Exhibit 10.30, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No.1-8489).

X

10.20*	Restricted Stock Agreement for Steven D. Ridge (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).	X

10.21*

2023 Performance Grant Plan under the 2023 Long-Term Incentive Program approved January 26, 2023, as amended February 9, 2023 (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489), as amended December 13, 2023 (filed herewith).

X

10.22*

Form of 2023 Goal-Based Stock Award Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489), as amended December 13, 2023 (filed herewith).

X

10.23*

Form of Restricted Stock Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (Exhibit 10.27, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power

10.24*

2023 Goal-Based Stock Award Agreement for Robert M. Blue under the 2023 Long-Term Incentive Program approved February 9, 2023 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).

X

10.25*	Form of 2024 Performance Grant Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.26*	Form of 2024 Performance Share Award Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.27*	Form of Restricted Stock Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.28*	Form of 2024 Performance Share Award Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.29*	Form of 2024 Performance Grant Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

18.a	Deloitte & Touche LLP letter, dated February 23, 2024, related to Dominion Energy, Inc.’s financial information (filed herewith).	X

18.b	Deloitte & Touche LLP letter, dated February 23, 2024, related to Virginia Electric and Power Company’s financial information (filed herewith).		X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

X

97	Dominion Energy, Inc. Policy for Recovery of Previously Awarded Compensation effective October 2, 2023 (filed herewith).	X

101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii)

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power

Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
(Robert M. Blue, President and Chief Executive Officer)

Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2024.

Signature	Title

/s/ Robert M. Blue Robert M. Blue	Chair of the Board of Directors, President and Chief Executive Officer

/s/ James A. Bennett James A. Bennett	Director

/s/ Paul M. Dabbar Paul M. Dabbar	Director

/s/ D. Maybank Hagood	Director
D. Maybank Hagood

/s/ Ronald W. Jibson Ronald W. Jibson	Director

/s/ Mark J. Kington Mark J. Kington	Director

/s/ Kristin G. Lovejoy	Director
Kristin G. Lovejoy

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ Pamela J. Royal Pamela J. Royal	Director

/s/ Robert H. Spilman, Jr. Robert H. Spilman, Jr.	Director

/s/ Susan N. Story Susan N. Story	Director

/s/ Vanessa Allen Sutherland Vanessa Allen Sutherland	Director

/s/ Michael E. Szymanczyk Michael E. Szymanczyk	Director

/s/ Steven D. Ridge Steven D. Ridge	Executive Vice President and Chief Financial Officer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer

Virginia Power

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ Robert M. Blue
(Robert M. Blue, Chief Executive Officer)

Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2024.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Diane Leopold Diane Leopold	Director

/s/ Steven D. Ridge Steven D. Ridge	Executive Vice President and Chief Financial Officer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer