Form 10-Q
period 2024-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2024-05-02
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At April 26, 2024, the latest practicable date for determination, Dominion Energy, Inc. had 838,210,685 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

Birdseye	Birdseye Renewable Energy, LLC
BOEM	Bureau of Ocean Energy Management
CAA	Clean Air Act
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFIUS	The Committee on Foreign Investment in the U.S.
CFO	Chief Financial Officer
CO2	Carbon dioxide
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment

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

Dominion Energy Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
Dominion Privatization	Dominion Utility Privatization, LLC, a joint venture between Dominion Energy and Patriot
DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company (a subsidiary of Enbridge effective March 2024)
East Ohio Transaction

The sale by Dominion Energy to Enbridge of all issued and outstanding capital stock in Dominion Energy Questar Corporation and its consolidated subsidiaries, which following a reorganization included East Ohio and Dominion Energy Gas Distribution, LLC, pursuant to a purchase and sale agreement entered into on September 5, 2023, which was completed on March 6, 2024

Enbridge

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

IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
ISO	Independent system operator
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
kV	Kilovolt
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
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

PSNC Transaction

The proposed sale by Dominion Energy to Enbridge of all of its membership interests in Fall North Carolina Holdco LLC and its consolidated subsidiaries, which following a reorganization includes PSNC, pursuant to a purchase and sale agreement entered into on September 5, 2023

Questar Gas	Questar Gas Company, doing business as Dominion Energy Utah, Dominion Energy Wyoming and Dominion Energy Idaho
Questar Gas Transaction

The proposed sale by Dominion Energy to Enbridge of all of its membership interests in Fall West Holdco LLC and its consolidated subsidiaries, which following a reorganization includes Questar Gas, Wexpro, Wexpro II Company, Wexpro Development Company, Dominion Energy Wexpro Services Company, Questar InfoComm Inc. and Dominion Gas Projects Company, LLC, pursuant to a purchase and sale agreement entered into on September 5, 2023

RGGI	Regional Greenhouse Gas Initiative
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
Rider CE

A rate adjustment clause associated with the recovery of costs related to certain renewable generation, energy storage and related transmission facilities in Virginia, certain small-scale distributed generation projects and related transmission facilities and, beginning May 2024, power purchase agreements for the energy, capacity, ancillary services and renewable energy credits owned by third parties

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

ROE	Return on equity
RTO	Regional transmission organization
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue
SEC	U.S. Securities and Exchange Commission
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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

VPFS	Virginia Power Fuel Securitization, LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(millions, except per share amounts)
Operating Revenue	$3,632	$3,883
Operating Expenses
Electric fuel and other energy-related purchases	959	1,022
Purchased electric capacity	12	8
Purchased gas	120	123
Other operations and maintenance	856	742
Depreciation and amortization	621	622
Other taxes	202	191
Impairment of assets and other charges	30	98
Losses (gains) on sales of assets	(1)	(2)
Total operating expenses	2,799	2,804
Income from operations	833	1,079
Other income (expense)	435	276
Interest and related charges	574	479
Income from continuing operations including noncontrolling interests before income tax expense	694	876
Income tax expense	134	176
Net Income From Continuing Operations	560	700
Net Income From Discontinued Operations(1)	114	281
Net Income Including Noncontrolling Interests	674	981
Noncontrolling Interests	—	—
Net Income Attributable to Dominion Energy	$674	$981
Amounts attributable to Dominion Energy
Net income from continuing operations	$560	$700
Net income from discontinued operations	114	281
Net income attributable to Dominion Energy	$674	$981
EPS - Basic
Net income from continuing operations	$0.64	$0.81
Net income from discontinued operations	0.14	0.34
Net income attributable to Dominion Energy	$0.78	$1.15
EPS - Diluted
Net income from continuing operations	$0.64	$0.81
Net income from discontinued operations	0.14	0.34
Net income attributable to Dominion Energy	$0.78	$1.15

(1)
Includes income tax expense of $51 million and $56 million for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(millions)
Net income including noncontrolling interests	$674	$981
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	7	(9)
Changes in unrealized net gains (losses) on investment securities(2)	(26)	17
Changes in net unrecognized pension and other postretirement benefit costs(3)	(237)	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	7	8
Net realized (gains) losses on investment securities(5)	6	1
Net pension and other postretirement benefit costs (credits)(6)	5	(11)
Changes in other comprehensive income from equity method investees(7)	—	1
Total other comprehensive income (loss)	(238)	7
Comprehensive income including noncontrolling interests	436	988
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Dominion Energy	$436	$988

(1) Net of $(1) million and $3 million tax for the three months ended March 31, 2024 and 2023, respectively.

(2) Net of $10 million and $(7) million tax for the three months ended March 31, 2024 and 2023, respectively.

(3) Net of $84 million and $— million tax for the three months ended March 31, 2024 and 2023, respectively.

(4) Net of $(4) million and $(3) million tax for the three months ended March 31, 2024 and 2023, respectively.

(5) Net of $(2) million and $(1) million tax for the three months ended March 31, 2024 and 2023, respectively.

(6) Net of $(1) million and $4 million tax for the three months ended March 31, 2024 and 2023, respectively.

(7) Net of $— million and $— million tax for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$265	$184
Customer receivables (less allowance for doubtful accounts of $39 and $38)	2,148	2,251
Other receivables (less allowance for doubtful accounts of $1 at both periods)	241	258
Inventories	1,719	1,698
Regulatory assets(2)	1,092	1,309
Other(2)	1,018	1,158
Current assets held for sale	9,706	18,529
Total current assets	16,189	25,387
Investments
Nuclear decommissioning trust funds	7,418	6,946
Investment in equity method affiliates	137	268
Other	339	324
Total investments	7,894	7,538
Property, Plant and Equipment
Property, plant and equipment	85,497	83,417
Accumulated depreciation and amortization	(24,941)	(24,637)
Total property, plant and equipment, net	60,556	58,780
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	7,859	8,356
Other	5,364	4,828
Total deferred charges and other assets	17,366	17,327
Total assets	$102,005	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year(2)	$2,344	$6,589
Supplemental credit facility borrowings	450	450
Short-term debt	3,626	3,956
Accounts payable	721	921
Accrued interest, payroll and taxes(2)	1,286	1,075
Regulatory liabilities	512	522
Other(3)	2,093	2,078
Current liabilities held for sale	4,386	8,885
Total current liabilities	15,418	24,476
Long-Term Debt
Long-term debt	32,960	32,368
Securitization bonds(2)	1,217	—
Junior subordinated notes	688	688
Other	199	192
Total long-term debt	35,064	33,248
Deferred Credits and Other Liabilities
Deferred income taxes	6,421	6,611
Deferred investment tax credits	1,089	1,098
Regulatory liabilities	9,043	8,674
Other	7,549	7,396
Total deferred credits and other liabilities	24,102	23,779
Total liabilities	74,584	81,503
Commitments and Contingencies (see Note 17)
Shareholders’ Equity
Preferred stock (see Note 16)	1,783	1,783
Common stock – no par(4)	23,763	23,728
Retained earnings	3,619	3,524
Accumulated other comprehensive loss	(1,744)	(1,506)
Shareholders’ equity	27,421	27,529
Noncontrolling interests	—	—
Total shareholders’ equity	27,421	27,529
Total liabilities and shareholders’ equity	$102,005	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 838 million shares outstanding at both March 31, 2024 and December 31, 2023.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2022	2	$1,783	835	$23,605	$3,843	$(1,572)	$27,659	$—	$27,659
Net income including noncontrolling interests					981		981	—	981
Issuance of stock			1	43			43		43
Stock awards (net of change in unearned compensation)				4			4		4
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per common share) and distributions					(557)		(557)	—	(557)
Other comprehensive income, net of tax						7	7		7
Other					1		1		1
March 31, 2023	2	$1,783	836	$23,652	$4,248	$(1,565)	$28,118	$—	$28,118

December 31, 2023	2	$1,783	838	$23,728	$3,524	$(1,506)	$27,529	$—	$27,529
Net income including noncontrolling interests					674		674	—	674
Issuance of stock			—	31			31		31
Stock awards (net of change in unearned compensation)			—	4			4		4
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per common share) and distributions					(559)		(559)	—	(559)
Other comprehensive loss, net of tax						(238)	(238)		(238)
March 31, 2024	2	$1,783	838	$23,763	$3,619	$(1,744)	$27,421	$—	$27,421

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2024	2023
(millions)
Operating Activities
Net income including noncontrolling interests	$674	$981
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	694	803
Deferred income taxes	(160)	191
Deferred investment tax credits	(10)	(5)
Impairment of assets and other charges	109	98
Loss from East Ohio Transaction	102	—
Net gains on nuclear decommissioning trust funds and other investments	(294)	(134)
Other adjustments	59	23
Changes in:
Accounts receivable	133	519
Inventories	16	(21)
Deferred fuel and purchased gas costs, net	495	89
Prepayments and deposits, net	42	333
Accounts payable	(126)	(588)
Accrued interest, payroll and taxes	153	(161)
Net realized and unrealized changes related to derivative activities	257	232
Pension and other postretirement benefits	(115)	(122)
Other operating assets and liabilities	(47)	(141)
Net cash provided by operating activities	1,982	2,097
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,769)	(2,220)
Acquisition of solar development projects	(161)	(11)
Proceeds from East Ohio Transaction	4,275	—
Proceeds from sales of securities	695	544
Purchases of securities	(757)	(607)
Contributions to equity method affiliates	(7)	(10)
Distributions from equity method affiliates	126	1
Other	(17)	1
Net cash provided by (used in) investing activities	1,385	(2,302)
Financing Activities
Issuance (repayment) of short-term debt, net	(330)	123
364-day term loan facility borrowings	3,000	2,500
Repayment of 364-day term loan facility borrowings	(6,774)	—
Issuance of long-term debt	1,000	1,500
Repayment and repurchase of long-term debt	(942)	(2,197)
Issuance of securitization bonds	1,282	—
Supplemental credit facility borrowings	—	450
Issuance of common stock	31	43
Common dividend payments	(559)	(557)
Other	(40)	(42)
Net cash provided by (used in) financing activities	(3,332)	1,820
Increase in cash, restricted cash and equivalents	35	1,615
Cash, restricted cash and equivalents at beginning of period	301	341
Cash, restricted cash and equivalents at end of period	$336	$1,956

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(millions)
Operating Revenue(1)	$2,489	$2,384
Operating Expenses
Electric fuel and other energy-related purchases(1)	701	799
Purchased electric capacity	13	8
Other operations and maintenance:
Affiliated suppliers	102	93
Other	429	348
Depreciation and amortization	448	447
Other taxes	93	85
Impairment of assets and other charges (benefits)	(17)	7
Total operating expenses	1,769	1,787
Income from operations	720	597
Other income (expense)	63	36
Interest and related charges(1)	190	181
Income before income tax expense	593	452
Income tax expense	128	97
Net Income	$465	$355
(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
(millions)
Net income	$465	$355
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	7	(9)
Changes in unrealized net gains (losses) on investment securities(2)	(5)	4
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	1	—
Total other comprehensive income (loss)	3	(5)
Comprehensive income	$468	$350

(1)
Net of $(1) million and $3 million tax for the three months ended March 31, 2024 and 2023, respectively.
(2)
Net of $1 million and $(1) million tax for the three months ended March 31, 2024 and 2023, respectively.
(3)
Net of $(1) million and $— million tax for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$119	$90
Customer receivables (less allowance for doubtful accounts of $30 at both dates)	1,620	1,728
Other receivables (less allowance for doubtful accounts of $1 at both dates)	122	121
Affiliated receivables	212	50
Inventories (average cost method)	1,097	1,085
Regulatory assets(2)	744	868
Other(2)(3)	297	375
Total current assets	4,211	4,317
Investments
Nuclear decommissioning trust funds	3,960	3,716
Other	4	4
Total investments	3,964	3,720
Property, Plant and Equipment
Property, plant and equipment	62,668	60,963
Accumulated depreciation and amortization	(17,377)	(17,096)
Total property, plant and equipment, net	45,291	43,867
Deferred Charges and Other Assets
Regulatory assets(2)	4,352	4,317
Other(3)	2,626	2,397
Total deferred charges and other assets	6,978	6,714
Total assets	$60,444	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year(2)	$100	$381
Short-term debt	—	455
Accounts payable	453	597
Payables to affiliates	95	111
Affiliated current borrowings	1	500
Accrued interest, payroll and taxes(2)	414	293
Regulatory liabilities	284	321
Other(3)	1,437	1,529
Total current liabilities	2,784	4,187
Long-Term Debt
Long-term debt	18,032	17,043
Securitization bonds(2)	1,217	—
Other	86	72
Total long-term debt	19,335	17,115
Deferred Credits and Other Liabilities
Deferred income taxes	3,931	3,624
Deferred investment tax credits	651	656
Regulatory liabilities	6,343	5,978
Other(3)	5,524	5,401
Total deferred credits and other liabilities	16,449	15,659
Total liabilities	38,568	36,961
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(4)	8,987	8,987
Other paid-in capital	1,113	1,113
Retained earnings	11,757	11,541
Accumulated other comprehensive income	19	16
Total common shareholder’s equity	21,876	21,657
Total liabilities and shareholder’s equity	$60,444	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 324,245 shares outstanding at both March 31, 2024 and December 31, 2023.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2022	275	$5,738	$1,113	$10,089	$9	$16,949
Net income				355		355
Other comprehensive loss, net of tax					(5)	(5)
March 31, 2023	275	$5,738	$1,113	$10,444	$4	$17,299

December 31, 2023	324	$8,987	$1,113	$11,541	$16	$21,657
Net income				465		465
Dividends				(250)		(250)
Other comprehensive income, net of tax					3	3
Other				1		1
March 31, 2024	324	$8,987	$1,113	$11,757	$19	$21,876

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2024	2023
(millions)
Operating Activities
Net income	$465	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	486	492
Deferred income taxes	284	(1)
Deferred investment tax benefits	(6)	(4)
Impairment of assets and other charges (benefits)	(17)	7
Net (gains) on nuclear decommissioning trust funds and other investments	(39)	(19)
Other adjustments	(3)	10
Changes in:
Accounts receivable	109	348
Affiliated receivables and payables	(177)	(52)
Inventories	(13)	(39)
Prepayments and deposits, net	34	260
Deferred fuel expenses, net	131	193
Accounts payable	(64)	(103)
Accrued interest, payroll and taxes	121	73
Net realized and unrealized changes related to derivative activities	107	449
Other operating assets and liabilities	57	(21)
Net cash provided by operating activities	1,475	1,948
Investing Activities
Plant construction and other property additions	(2,058)	(1,420)
Purchases of nuclear fuel	(44)	(52)
Acquisition of solar development projects	—	(11)
Proceeds from sales of securities	471	373
Purchases of securities	(516)	(405)
Other	2	(4)
Net cash used in investing activities	(2,145)	(1,519)
Financing Activities
Issuance (repayment) of short-term debt, net	(455)	69
Repayment of affiliated current borrowings, net	(499)	(821)
Issuance of long-term debt	1,000	1,500
Repayment and repurchase of long-term debt	(350)	(1,148)
Issuance of securitization bonds	1,282	—
Common dividend payments to parent	(250)	—
Other	(23)	(31)
Net cash provided by (used in) financing activities	705	(431)
Increase (decrease) in cash, restricted cash and equivalents	35	(2)
Cash, restricted cash and equivalents at beginning of period	90	24
Cash, restricted cash and equivalents at end of period	$125	$22

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations primarily in the eastern and Rocky Mountain regions of the U.S. and nonregulated electric generation. See Note 3 for a description of the sale of regulated gas distribution operations to Enbridge including the East Ohio Transaction, which was completed in March 2024, and the planned Questar Gas and PSNC Transactions.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2024, and results of operations, changes in equity and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the Companies’ 2023 Consolidated Financial Statements and Notes have been reclassified to conform to the 2024 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2024	March 31, 2023	December 31, 2023	December 31, 2022
(millions)
Dominion Energy
Cash and cash equivalents(1)	$306	$1,792	$217	$153
Restricted cash and equivalents(2)(4)	30	164	84	188
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$336	$1,956	$301	$341
Virginia Power
Cash and cash equivalents	$119	$21	$90	$22
Restricted cash and equivalents(3)(4)	6	1	—	2
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$125	$22	$90	$24

(1)
At March 31, 2024, March 31, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had $41 million, $40 million, $33 million and $34 million, respectively, of cash and cash equivalents included in current assets held for sale.
(2)
At March 31, 2024, March 31, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had $4 million, $1 million, $4 million and $2 million, respectively, of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.
(4)
Includes $6 million attributable to VIEs at March 31, 2024.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Three Months Ended March 31,	2024	2023
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$753	$671
Leases(2)	161	117
(1)
See Notes 3 and 17 for noncash financing activities related to debt assumed with closing of the East Ohio Transaction and the transfer of property associated with the settlement of litigation.
(2)
Includes $26 million and $32 million of financing leases at March 31, 2024 and 2023, respectively, and $135 million and $85 million of operating leases at March 31, 2024 and 2023, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Three Months Ended March 31,	2024	2023
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$566	$460
Leases(1)	142	99

(1)
Includes $22 million and $31 million of financing leases at March 31, 2024 and 2023, respectively, and $120 million and $68 million of operating leases at March 31, 2024 and 2023, respectively.

New Accounting Standards

Climate-Related Disclosures

In March 2024, the SEC issued guidance for climate-related disclosures. The guidance requires disclosure of the financial statement impacts of severe weather events and other natural conditions, including amounts capitalized or expensed as well as any associated recoveries. In addition, the guidance requires disclosure of amounts related to renewable energy credits or carbon offsets if utilized as a material component of plans to achieve climate-related targets or goals. This guidance, which is currently subject to a stay issued by the SEC, would be effective for the fiscal year beginning January 1, 2025. The Companies expect this guidance to only impact their disclosures with no impacts to their results of operations, cash flows or financial condition.
Note 3. Acquisitions and Dispositions

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which included the sale of East Ohio and was valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The sale closed in March 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS and FCC. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under 364-day term loan facilities. See Note 16 for additional information. The purchase price is subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. In October 2023, as required under the sale agreement, Dominion Energy filed a notice with the Ohio Commission. The internal reorganization in connection with the East Ohio Transaction was subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $102 million ($108 million after-tax) upon the closing of the transaction, including the write-off of $1.5 billion of goodwill which was not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 upon closing of the sale and became a component of current income tax expense on the loss on sale disclosed above. See Note 5 for additional information.

At the closing of the East Ohio Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of East Ohio for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which includes the sale of PSNC and is valued at approximately $3.1 billion, consisting of a purchase price of approximately $2.2 billion in cash and approximately $1.0 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the PSNC Transaction is not conditioned upon the closing of the Questar Gas Transaction. The sale will be treated as a stock sale for tax purposes and is expected to close in the third quarter of 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and North Carolina Commission as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC which was also received in January 2024. In October 2023, Dominion Energy filed for approval from the North Carolina Commission. The internal reorganization in connection with the PSNC Transaction was subject to approval by the North Carolina Commission. Dominion Energy filed for such approval in September 2023 which was received in November 2023. The internal reorganization was completed in December 2023.

Upon closing, Dominion Energy will retain the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. The PSNC Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $78 million due to Dominion Energy under certain conditions. Based on the recorded balances at March 31, 2024, Dominion Energy expects to recognize a pre-tax gain of approximately $10 million ($8 million after-tax) upon closing, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which includes the sale of Questar Gas, Wexpro and related affiliates and is valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. Closing of the Questar Gas Transaction is not conditioned upon the closing of the PSNC Transaction. The sale will be treated as a stock sale for tax purposes and is expected to close in the second quarter of 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and Utah and Wyoming Commissions as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC, which was received in February 2024. In October 2023, Dominion Energy filed for approvals from the Utah and Wyoming Commissions. In March 2024, a settlement stipulation supporting approval of the Questar Gas Transaction was filed with the Utah Commission. In October 2023, Dominion Energy filed the notice with the Idaho Commission required for closing of the Questar Gas Transaction. The internal reorganization in connection with the Questar Gas Transaction was subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Upon closing, Dominion Energy will retain the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. The Questar Gas Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $107 million due to Dominion Energy under certain conditions. In 2023, Dominion Energy recorded a charge of $284 million ($279 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill. Upon closing, Dominion Energy will write off the remaining $0.7 billion of goodwill which is not deductible for tax purposes. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $462 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $22 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024 which will reverse upon the closing of the Questar Gas Transaction. See Note 5 for additional information.

At the closing of the Questar Gas Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of Questar Gas and Wexpro for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Other Sales

In February 2024, Dominion Energy entered into an agreement with AES to sell Birdseye and the Madison solar project for approximately $17 million in cash, subject to customary closing adjustments, which closed in April 2024. Dominion Energy recognized a charge of $68 million ($51 million after-tax) in the fourth quarter of 2023 to adjust the assets down to their realizable fair value. As a result, Dominion Energy expects any gain or loss on the sale, including the effects of final closing adjustments, to be inconsequential.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended March 31, 2024
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$229	$298	$695	$—
Operating expense(2)	254	158	575	1
Other income (expense)	(17)	3	1	—
Interest and related charges	15	14	16	—
Income (loss) before income taxes	(57)	129	105	(1)
Income tax expense (benefit)	9	31	82	—
Net income (loss) attributable to Dominion Energy(3)	$(66)	$98	$23	$(1)
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024.
(2)
East Ohio Transaction includes a charge of $45 million ($33 million after-tax) associated with an increase to certain pension retirement benefits attributable to a plan amendment and a contribution to the defined contribution employee savings plan. See Note 20 for further information on these transactions.
(3)
Excludes $(69) million of income tax expense (benefit) attributable to consolidated state adjustments for the three months ended March 31, 2024.

	Three Months Ended March 31, 2023
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$312	$326	$730	$1
Operating expense	216	208	579	3
Other income (expense)	8	2	1	—
Interest and related charges	15	13	16	—
Income (loss) before income taxes	89	107	136	(2)
Income tax expense (benefit)	13	24	29	(1)
Net income (loss) attributable to Dominion Energy(1)	$76	$83	$107	$(1)
(1)
Excludes $(9) million of income tax expense (benefit) attributable to consolidated state and interim period tax allocation adjustments for three months ended March 31, 2023.

The carrying value of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At March 31, 2024			At December 31, 2023
	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(1)	$266	$505	$(2)	$497	$336	$764	$1
Property, plant and equipment, net	2,899	4,465	28	5,443	2,806	4,369	26
Other deferred charges and other assets, including goodwill(2) and intangible assets	823	666	(1)	2,659	834	766	—
Current liabilities(3)	180	282	5	560	224	389	7
Long-term debt	948	1,205	—	2,286	948	1,205	—
Other deferred credits and liabilities(4)	697	1,066	2	1,437	711	1,116	2
(1)
Includes cash and cash equivalents of $1 million and $2 million within the PSNC Transaction and $39 million and $26 million within the Questar Gas Transaction at March 31, 2024 and December 31, 2023, respectively. Also includes regulatory assets of $68 million and $89 million within the PSNC Transaction and $53 million and $297 million within the Questar Gas Transaction at March 31, 2024 and December 31, 2023, respectively. In addition, includes cash and cash equivalents of $4 million and regulatory assets of $75 million within the East Ohio Transaction at December 31, 2023.
(2)
Includes goodwill of $673 million at both March 31, 2024 and December 31, 2023 within the PSNC Transaction and $642 million and $720 million at March 31, 2024 and December 31, 2023, respectively within the Questar Gas Transaction. Also includes regulatory assets of $83 million and $86 million within the PSNC Transaction and $(44) million and $(39) million within the Questar Gas Transaction at March 31, 2024 and December 31, 2023, respectively. In addition, includes goodwill of $1.5 billion and regulatory assets of $781 million within the East Ohio Transaction at December 31, 2023.

(3)
Includes regulatory liabilities of $42 million and $44 million within the PSNC Transaction and $56 million and $55 million within the Questar Gas Transaction at March 31, 2024 and December 31, 2023, respectively. In addition, includes regulatory liabilities of $54 million within the East Ohio Transaction at December 31, 2023.
(4)
Includes regulatory liabilities of $430 million and $435 million within the PSNC Transaction and $498 million and $502 million within the Questar Gas Transaction at March 31, 2024 and December 31, 2023, respectively. In addition includes regulatory liabilities of $711 million within the East Ohio Transaction at December 31, 2023.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$65	$82	$100	$—	$98	$44	$85	$—
Significant noncash items
Depreciation, depletion and amortization	—	—	—	—	35	22	44	1
Accrued capital expenditures		55	20	—	30	22	18	—
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy		Virginia Power
Period Ended March 31,	2024	2023	2024	2023
(millions)
Regulated electric sales:
Residential	$1,365	$1,286	$1,052	$1,010
Commercial	1,094	1,070	881	866
Industrial	213	220	106	116
Government and other retail	257	244	241	229
Wholesale	36	44	29	29
Nonregulated electric sales	220	257	14	11
Regulated gas sales:
Residential	151	136
Commercial	48	53
Other	19	23
Regulated gas transportation and storage	4	4
Other regulated revenues	88	78	84	74
Other nonregulated revenues(1)(2)	29	37	10	11
Total operating revenue from contracts with customers	3,524	3,452	2,417	2,346
Other revenues(1)(3)	108	431	72	38
Total operating revenue	$3,632	$3,883	$2,489	$2,384

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Sales of renewable energy credits were $5 million for both of the three months ended March 31, 2024 and 2023 at Dominion Energy and $2 million and $3 million for the three months ended March 31, 2024 and 2023, respectively, at Virginia Power.
(3)
Includes alternative revenue of $28 million and $27 million at both Dominion Energy and Virginia Power for the three months ended March 31, 2024 and 2023, respectively.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at March 31, 2024.

At March 31, 2024 and December 31, 2023, Dominion Energy’s contract liability balances were $59 million and $47 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, Virginia Power’s contract liability balances were $53 million and $40 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2024 and 2023, Dominion Energy recognized revenue of $43 million and $46 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2024 and 2023, Virginia Power recognized $40 million and $39 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2024	2023	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.4	3.8	4.4	4.6
Investment tax credits	(1.3)	(1.1)	(0.7)	(0.8)
Production tax credits	(1.0)	(0.4)	(0.9)	(0.7)
Reversal of excess deferred income taxes	(2.1)	(2.0)	(1.7)	(2.7)
AFUDC - equity	(0.7)	(0.1)	(0.7)	0.2
Other, net	0.1	(1.1)	0.2	(0.2)
Effective tax rate	19.4%	20.1%	21.6%	21.4%

The IRA created a nuclear production tax credit for electricity produced and sold starting in 2024. The Companies did not record these potential tax benefits for the three months ended March 31, 2024 given computational uncertainty (in part from the absence of U.S. Treasury guidance) and market pricing volatility. Depending on future developments, 2024 nuclear production tax credits could have a material benefit to the Companies’ results of operations and/or cash flows.

As of March 31, 2024, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $51 million and $56 million for the three months ended March 31, 2024 and 2023, respectively. Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which was or will be treated as a stock sale for income tax purposes. During 2023 in connection with the pending sales, Dominion Energy recorded a charge of $825 million to establish deferred tax liabilities to reflect the excess of financial reporting basis over tax basis in stock of the entities to be sold. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these transactions.

Dominion Energy recorded tax expense of $6 million in the first quarter of 2024, including the reversal of $29 million of these previously established deferred tax liabilities associated with East Ohio through income tax expense. Following the internal reorganization discussed in Note 3 and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million, including the reversal of $462 million of these previously established deferred tax liabilities associated with Questar Gas, Wexpro and related affiliates through income tax expense.

In addition, Dominion Energy recorded a tax benefit of $22 million to establish a deferred tax asset reflecting the excess of tax basis over financial reporting basis for Questar Gas, Wexpro and related affiliates. These deferred taxes will reverse upon closing of the Questar Gas Transaction, which is expected to occur in the second quarter of 2024.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

Three Months Ended March 31,	2024	2023
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$560	$700
Preferred stock dividends (see Note 16)	(20)	(20)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	$540	$680
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$114	$281
Average shares of common stock outstanding - Basic	837.6	835.2
Net effect of dilutive securities(1)	—	0.3
Average shares of common stock outstanding - Diluted	837.6	835.5
EPS from continuing operations - Basic	$0.64	$0.81
EPS from discontinued operations - Basic	$0.14	0.34
EPS attributable to Dominion Energy - Basic	$0.78	$1.15
EPS from continuing operations - Diluted	$0.64	$0.81
EPS from discontinued operations - Diluted	$0.14	0.34
EPS attributable to Dominion Energy - Diluted	$0.78	$1.15
(1)
Dilutive securities for the three months ended March 31, 2023 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Note 17 for additional information.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended March 31, 2024
Beginning balance	$(216)	$—	$(1,290)	$—	$(1,506)
Other comprehensive income (loss) before reclassifications: gains (losses)	7	(26)	(237)	—	(256)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Other income (expense)	—	8	6	—	14
Total	11	8	6	—	25
Income tax expense (benefit)	(4)	(2)	(1)	—	(7)
Total, net of tax	7	6	5	—	18
Net current period other comprehensive income (loss)	14	(20)	(232)	—	(238)
Ending balance	$(202)	$(20)	$(1,522)	$—	$(1,744)
Three Months Ended March 31, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	(9)	17	—	1	9
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Other income (expense)	—	2	(15)	—	(13)
Total	11	2	(15)	—	(2)
Income tax expense (benefit)	(3)	(1)	4	—	—
Total, net of tax	8	1	(11)	—	(2)
Net current period other comprehensive income (loss)	(1)	18	(11)	1	7
Ending balance	$(250)	$(26)	$(1,287)	$(2)	$(1,565)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $68 million, $73 million, $83 million and $83 million tax at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively.
(3)
Net of $6 million, $(2) million, $6 million and $13 million tax at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively.
(4)
Net of $538 million, $456 million, $449 million and $445 million tax at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively.
(5)
Net of $— million at March 31, 2024, December 31, 2023 and March 31, 2023 and $1 million at December 31, 2022.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended March 31, 2024
Beginning balance	$15	$1	$16
Other comprehensive income (loss) before reclassifications: gains (losses)	7	(5)	2
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	7	(4)	3
Ending balance	$22	$(3)	$19
Three Months Ended March 31, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	(9)	4	(5)
Net current period other comprehensive income (loss)	(9)	4	(5)
Ending balance	$7	$(3)	$4
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(7) million, $(5) million, $(2) million and $(5) million tax at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively.
(3)
Net of $1 million, $— million, $1 million and $2 million tax at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively.

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. See Note 9 in this report for additional information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at March 31, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$5	(2)-2	—	$5	(2)-2	—
FTRs	Discounted cash flow	Market price (per MWh)	(3)	2	(1)-3	1	2	(1)-3	1
Electricity	Discounted cash flow	Market price (per MWh)	(3)	209	24-111	51
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	49	1-7	3	23	1-7	3
		Price volatility	(4)		10%-75%	46%		23%-73%	52%
Total assets				$265			$30
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$4	(2)-0	(1)	$4	(2)-0	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	64	(1)-4	2	64	(1)-4	2
Electricity	Discounted cash flow	Market price (per MWh)	(3)	7	24-115	63
Total liabilities				$75			$68
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

Nonrecurring Fair Value Measurements

See Note 11 for information regarding an impairment charge recorded by Dominion Energy associated with a corporate office building.

Recurring Fair Value Measurements

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
March 31, 2024
Assets
Derivatives:
Commodity	$—	$281	$265	$546	$—	$74	$30	$104
Interest rate	—	895	—	895	—	172	—	172
Foreign currency exchange rate	—	3	—	3	—	3	—	3
Investments(1):
Equity securities:
U.S.	4,970	—	—	4,970	2,568	—	—	2,568
Fixed income:
Corporate debt instruments	—	552	—	552	—	300	—	300
Government securities	218	1,200	—	1,418	129	667	—	796
Other	222	—	—	222	176	—	—	176
Cash equivalents and other	2	3	—	5	2	1	—	3
Total assets	$5,412	$2,934	$265	$8,611	$2,875	$1,217	$30	$4,122
Liabilities
Derivatives:
Commodity	$—	$156	$75	$231	$—	$92	$68	$160
Interest rate	—	483	—	483	—	21	—	21
Foreign currency exchange rate	—	108	—	108	—	108	—	108
Total liabilities	$—	$747	$75	$822	$—	$221	$68	$289
December 31, 2023
Assets
Derivatives:
Commodity	$—	$325	$225	$550	$—	$96	$21	$117
Interest rate	—	800	—	800	—	181	—	181
Investments(1):
Equity securities:
U.S.	4,527	—	—	4,527	2,362	—	—	2,362
Fixed income:
Corporate debt instruments	—	500	—	500	—	274	—	274
Government securities	219	1,238	—	1,457	129	687	—	816
Cash equivalents and other	31	—	—	31	20	—	—	20
Total assets	$4,777	$2,863	$225	$7,865	$2,511	$1,238	$21	$3,770
Liabilities
Derivatives:
Commodity	$—	$160	$139	$299	$—	$95	$137	$232
Interest rate	—	359	—	359	—	45	—	45
Foreign currency exchange rate	—	39	—	39	—	39	—	39
Total liabilities	$—	$558	$139	$697	$—	$179	$137	$316
(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $294 million and $457 million of assets at Dominion Energy, inclusive of $94 million and $217 million at Virginia Power, at March 31, 2024 and December 31, 2023, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy		Virginia Power
Period Ended March 31,	2024	2023	2024	2023
(millions)
Beginning balance	$86	$422	$(116)	$221
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(8)	—
Electric fuel and other energy-related purchases	(121)	(51)	(119)	(52)
Discontinued operations	(1)	—
Included in regulatory assets/liabilities	131	(216)	77	(166)
Settlements	76	35	100	36
Purchases	27	16	20	16
Ending balance	$190	$206	$(38)	$55

Dominion Energy had $(8) million and less than $1 million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2024 and 2023, respectively. Virginia Power had no unrealized gains or losses for the three months ended March 31, 2024 and 2023.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
March 31, 2024
Long-term debt(2)	$36,529	$34,197	$18,032	$16,665
Supplemental credit facility borrowings	450	450
Securitization bonds(3)	1,282	1,280	1,282	1,280
Junior subordinated notes(2)	1,388	1,389
December 31, 2023
Long-term debt(2)	$42,526	$40,539	$17,392	$16,418
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,388	1,374

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at March 31, 2024 and December 31, 2023. Additionally, Dominion Energy carrying amounts include portions classified as current liabilities held for sale at both March 31, 2024 and December 31, 2023.
(3)
Carrying amount includes current portions included in securities due within one year.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments and cash collateral or other instruments under master netting or similar arrangements are discussed in Notes 2 and 7 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. See Note 8 in this report for additional information about fair value measurements and associated valuation methods for derivatives. See Note 18 for additional information regarding credit-related contingent features for the Companies’ derivative instruments.

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
March 31, 2024
Commodity contracts:
Over-the-counter	$229	$51	$—	$178	$96	$39	$—	$57
Exchange	114	65	—	49	4	4	—	—
Interest rate contracts:
Over-the-counter	895	311	—	584	172	2	—	170
Foreign currency exchange rate contracts:
Over-the-counter	3	3	—	—	3	3	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,241	$430	$—	$811	$275	$48	$—	$227
December 31, 2023
Commodity contracts:
Over-the-counter	$289	$26	$—	$263	$112	$13	$—	$99
Exchange	118	33	15	70	4	3	—	1
Interest rate contracts:
Over-the-counter	800	191	—	609	181	11	—	170
Total derivatives, subject to a master netting or similar arrangement	$1,207	$250	$15	$942	$297	$27	$—	$270

(1)
Excludes derivative assets of $203 million and $143 million at Dominion Energy and $4 million and $1 million at Virginia Power at March 31, 2024 and December 31, 2023, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
March 31, 2024
Commodity contracts:
Over-the-counter	$163	$46	$—	$117	$100	$34	$—	$66
Exchange	65	65	—	—	4	4	—	—
Interest rate contracts:
Over-the-counter	483	316	—	167	21	7	—	14
Foreign currency exchange rate contracts:
Over-the-counter	108	3	—	105	108	3	—	105
Total derivatives, subject to a master netting or similar arrangement	$819	$430	$—	$389	$233	$48	$—	$185
December 31, 2023
Commodity contracts:
Over-the-counter	$266	$26	$30	$210	$153	$13	$30	$110
Exchange	33	33	—	—	3	3	—	—
Interest rate contracts:
Over-the-counter	359	186	—	173	45	6	—	39
Foreign currency exchange rate contracts:
Over-the-counter	39	5	—	34	39	5	—	34
Total derivatives, subject to a master netting or similar arrangement	$697	$250	$30	$417	$240	$27	$30	$183

(1)
Excludes derivative liabilities of $3 million at Dominion Energy at March 31, 2024 and $56 million and $76 million at Virginia Power at March 31, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2023 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at March 31, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	43	14	41	14
Basis(2)	200	360	155	360
Electricity (MWh in millions):
Fixed price	18	37	8	7
FTRs	15	—	15	—
Interest rate(3) (in millions)	$3,862	$10,112	$1,200	$1,050
Foreign currency exchange rate(3) (in millions)
Danish Krone	1,628 kr.	2,237 kr.	1,628 kr.	2,237 kr.
Euro	€302	€1,551	€302	€1,551
(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains and losses on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at March 31, 2024:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(202)	$(31)	381 months	$22	$—	381 months
Total	$(202)	$(31)		$22	$—

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

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy			Virginia Power
	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2024
ASSETS
Current Assets
Commodity	$—	$256	$256	$—	$86	$86
Interest rate	94	332	426	94	—	94
Foreign currency exchange rate	—	3	3	—	3	3
Total current derivative assets(1)	94	591	685	94	89	183
Noncurrent Assets
Commodity	—	290	290	—	18	18
Interest rate	78	391	469	78	—	78
Total noncurrent derivative assets(2)	78	681	759	78	18	96
Total derivative assets	$172	$1,272	$1,444	$172	$107	$279
LIABILITIES
Current Liabilities
Commodity	$—	$191	$191	$—	$136	$136
Interest rate	21	96	117	21	—	21
Foreign currency exchange rate	—	35	35	—	35	35
Total current derivative liabilities(3)	21	322	343	21	171	192
Noncurrent Liabilities
Commodity	—	40	40	—	24	24
Interest rate	—	366	366	—	—	—
Foreign currency exchange rate	—	73	73	—	73	73
Total noncurrent derivative liabilities(4)	—	479	479	—	97	97
Total derivative liabilities	$21	$801	$822	$21	$268	$289
December 31, 2023
ASSETS
Current Assets
Commodity	$—	$312	$312	$—	$91	$91
Interest rate	143	298	441	143	—	143
Total current derivative assets(1)	143	610	753	143	91	234
Noncurrent Assets
Commodity	—	238	238	—	26	26
Interest rate	38	321	359	38	—	38
Total noncurrent derivative assets(2)	38	559	597	38	26	64
Total derivative assets	$181	$1,169	$1,350	$181	$117	$298
LIABILITIES
Current Liabilities
Commodity	$—	$244	$244	$—	$188	$188
Interest rate	45	76	121	45	—	45
Foreign currency exchange rate	—	11	11	—	11	11
Total current derivative liabilities(3)	45	331	376	45	199	244
Noncurrent Liabilities
Commodity	—	55	55	—	44	44
Interest rate	—	238	238	—	—	—
Foreign currency exchange rate	—	28	28	—	28	28
Total noncurrent derivative liabilities(4)	—	321	321	—	72	72
Total derivative liabilities	$45	$652	$697	$45	$271	$316
(1)
Includes $23 million and $54 million recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively, with the remaining current derivative assets presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
Noncurrent derivative assets are presented in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(3)
Includes $1 million and $30 million recorded in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively, with the remaining current derivative liabilities presented in other current liabilities in the Companies’ Consolidated Balance Sheets.

(4)
Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$8	$(11)	$88	$8	$—	$88
Total	$8	$(11)	$88	$8	$—	$88
Three Months Ended March 31, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(12)	(11)	$(120)	$(12)	$—	$(120)
Total	$(12)	$(11)	$(120)	$(12)	$—	$(120)

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statement of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy		Virginia Power
Period Ended March 31,	2024	2023	2024	2023
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$76	$395	$41	$9
Electric fuel and other energy-related purchases	(148)	(45)	(146)	(46)
Discontinued operations	(24)	94
Interest rate:
Interest and related charges	(78)	(76)
Discontinued operations	—	(26)
Total	$(174)	$342	$(105)	$(37)

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

Note 10. Investments

Dominion Energy

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $141 million and $119 million at March 31, 2024 and December 31, 2023, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2024
Equity securities:(1)
U.S.	$1,260	$3,720	$(10)			$4,970	$733	$1,936	$(7)			$2,662
Fixed income securities:(2)
Corporate debt instruments	562	7	(27)		$—	542	319	2	(21)		$—	300
Government securities	1,441	12	(61)		—	1,392	822	7	(34)		—	795
Common/ collective trust funds	—	—	—		—	—	—	—	—		—	—
Other	211	—	—		—	211	176	—	—		—	176
Insurance contracts	245	—	—			245
Cash equivalents and other(3)	58	—	—		—	58	27	—	—		—	27
Total	$3,777	$3,739	$(98)	(4)	$—	$7,418	$2,077	$1,945	$(62)	(4)	$—	$3,960
December 31, 2023
Equity securities:(1)
U.S.	$1,276	$3,270	$(10)			$4,536	$759	$1,706	$(10)			$2,455
Fixed income securities:(2)
Corporate debt instruments	508	10	(27)		$—	491	292	3	(21)		$—	274
Government securities	1,426	28	(24)		—	1,430	811	17	(12)		—	816
Common/ collective trust funds	161	—	—		—	161	124	—	—		—	124
Insurance contracts	244	—	—			244
Cash equivalents and other(3)	84	—	—		—	84	47	—	—		—	47
Total	$3,699	$3,308	$(61)	(4)	$—	$6,946	$2,033	$1,726	$(43)	(4)	$—	$3,716

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $45 million and $49 million at March 31, 2024 and December 31, 2023, respectively. Virginia Power includes pending sales of securities of $24 million and $27 million at March 31, 2024, and December 31, 2023, respectively.
(4)
Dominion Energy’s fair value of securities in an unrealized loss position was $1.2 billion and $764 million at March 31, 2024 and December 31, 2023, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $696 million and $384 million at March 31, 2024 and December 31, 2023, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2024	2023	2024	2023
(millions)
Net gains (losses) recognized during the period	$459	$226	$242	$116
Less: Net (gains) losses recognized during the period on securities sold during the period	(10)	2	(9)	1
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$449	$228	$233	$117
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2024 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$30	$16
Due after one year through five years	514	254
Due after five years through ten years	405	236
Due after ten years	985	589
Total	$1,934	$1,095

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2024	2023	2024	2023
(millions)
Proceeds from sales	$695	$544	$471	$373
Realized gains(1)	32	21	23	17
Realized losses(1)	38	41	23	31
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of less than $1 million and $2 million for the three months ended March 31, 2024 and 2023, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(10) million and $76 million for the three months ended March 31, 2024 and 2023, respectively, in discontinued operations, including amounts related to its investments in Cove Point and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of $131 million and $85 million for the three months ended March 31, 2024 and 2023, respectively. Dominion Energy made contributions of $3 million and $10 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $13 million and $18 million, respectively. At March 31, 2024, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $2 million attributable to capitalized interest. At December 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest.

Cove Point

See Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the sale of Dominion Energy’s remaining interest in Cove Point to BHE, which closed in September 2023.

Dominion Energy recorded distributions from Cove Point of $83 million for the three months ended March 31, 2023.

Amounts presented within discontinued operations within Dominion Energy’s Consolidated Statements of Income related to Cove Point for the three months ended March 31, 2023 were $76 million for earnings on equity method investees, $62 million of interest expense and $3 million of income tax expense.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of $11 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, in discontinued operations.

At March 31, 2024 and December 31, 2023, Dominion Energy has recorded a liability of $14 million and $4 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

Dominion Energy expects it could incur additional losses from Atlantic Coast Pipeline as it completes wind-down activities. While Dominion Energy is unable to precisely estimate the amounts to be incurred by Atlantic Coast Pipeline, the portion of such amounts attributable to Dominion Energy is not expected to be material to Dominion Energy’s results of operations, financial position or statement of cash flows.

Dominion Privatization

In February 2024, Dominion Energy received a distribution of $126 million from Dominion Privatization, which was accounted for as a return of an investment.

Note 11. Property, Plant and Equipment

Acquisitions of Nonregulated Solar Projects

Other than the item discussed below, there have been no significant updates to acquisitions of solar projects by the Companies from those discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

In March 2023, Dominion Energy entered into an agreement to acquire the Foxhound solar development project in Virginia (reflected in Contracted Energy) which closed in February 2024, and commenced commercial operations in April 2024. Dominion Energy will claim production tax credits on the energy generated and sold by the project.

Sale of Corporate Office Building

In the first quarter of 2023, Dominion Energy recorded a charge of $91 million ($68 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both March 31, 2024 and December 31, 2023.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$105	$245	$34	$95
Securitized cost of fuel used in electric generation(2)	100	—	100	—
Deferred rider costs for Virginia electric utility(3)	168	270	168	270
Ash pond and landfill closure costs(4)	188	200	188	200
Deferred nuclear refueling outage costs(5)	64	63	64	63
NND Project costs(6)	138	138
Derivatives(7)	98	162	96	160
Other	231	231	94	80
Regulatory assets-current	1,092	1,309	744	868
Unrecognized pension and other postretirement benefit costs(8)	518	1,036	—	—
Deferred rider costs for Virginia electric utility(3)	553	496	553	496
Interest rate hedges(9)	168	168	—	—
AROs and related funding(10)	381	379
NND Project costs(6)	1,914	1,949
Ash pond and landfill closure costs(4)	2,403	2,410	2,396	2,407
Deferred cost of fuel used in electric generation(1)	—	1,221	—	1,221
Securitized cost of fuel used in electric generation(2)	1,177	—	1,177	—
Derivatives(7)	142	107	104	66
Other	603	590	122	127
Regulatory assets-noncurrent	7,859	8,356	4,352	4,317
Total regulatory assets	$8,951	$9,665	$5,096	$5,185
Regulatory liabilities:
Provision for future cost of removal and AROs(11)	118	118	118	118
Reserve for refunds and rate credits to electric utility customers(12)	83	83	—	—
Income taxes refundable through future rates(13)	107	107	70	70
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	10	7	—	—
Other	127	140	96	133
Regulatory liabilities-current	512	522	284	321
Income taxes refundable through future rates(13)	3,044	3,076	2,214	2,237
Provision for future cost of removal and AROs(11)	1,826	1,818	1,186	1,185
Nuclear decommissioning trust(15)	2,297	2,098	2,297	2,098
Monetization of guarantee settlement(14)	619	635
Interest rate hedges(9)	313	233	313	233
Reserve for refunds and rate credits to electric utility customers(12)	212	237	—	—
Overrecovered other postretirement benefit costs(16)	162	155
Derivatives(7)	194	136	—	—
Other	376	286	333	225
Regulatory liabilities-noncurrent	9,043	8,674	6,343	5,978
Total regulatory liabilities	$9,555	$9,196	$6,627	$6,299
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
(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024. See Note 15 in this report and Notes 13 and 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
(3)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects.
(4)
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

(5)
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
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries. Includes regulatory assets of $10 million and $215 million and regulatory liabilities of $(5) million and $12 million at March 31, 2024 and December 31, 2023, respectively, related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio (at December 31, 2023 only), PSNC and Questar Gas Transactions which will be reclassified to AOCI upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of March 31, 2024.
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
(12)
Reflects amounts previously collected from retail electric customers of DESC for the NND Project to be credited over an estimated 11-year period effective February 2019, in connection with the SCANA Merger Approval Order. Also reflects amounts to be refunded to jurisdictional retail electric customers in Virginia associated with the settlement of the 2021 Triennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
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

At March 31, 2024, Dominion Energy and Virginia Power regulatory assets include $5.8 billion and $4.5 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Virginia Regulation - Recent Developments

2023 Biennial Review

In July 2023, Virginia Power filed its base rate case and accompanying schedules in support of the 2023 Biennial Review in accordance with legislation enacted in Virginia in April 2023. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 9.04% on its generation and distribution services for the test period, within 70 basis points of its authorized ROE of 9.35% established in the 2021 Triennial Review. Virginia Power did not request an increase in base rates for generation and distribution services and proposed that base rates remain at their existing level utilizing an ROE of 9.70% for the prospective test periods and a common equity capitalization to total capitalization ratio of 52.10%. Virginia Power noted that while its prospective test periods would result in a revenue deficiency, it did not request an increase to base rates given that the combination of certain riders with an aggregate annual revenue requirement of at least $350 million into base rates effective July 2023 cannot serve as the basis for an increase in base rates as part of the 2023 Biennial Review.

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

In February 2024, the Virginia Commission approved the comprehensive settlement agreement and issued its order in this matter. In doing so, the Virginia Commission determined that Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below its authorized ROE of 9.35%. The Virginia Commission also authorized an ROE of 9.70%, as directed by legislation enacted in Virginia in April 2023, for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings for the 2025 Biennial Review. In connection with the order, Virginia Power recorded a net benefit of $17 million ($12 million after-tax) in the first quarter of 2024 within impairment of assets and other charges in its Consolidated Statements of Income for a regulatory asset for previously unrecovered severe weather event costs, which will be amortized by the end of 2024.

Virginia Fuel Expenses

In May 2023, Virginia Power filed its annual fuel factor filing with the Virginia Commission to recover an estimated $2.3 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2023 and a projected $1.3 billion under-recovered balance as of June 30, 2023. As discussed in Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power proposed two alternatives to recover these under-collected fuel costs, including an option based on an anticipated securitization of up to $1.3 billion under-recovered balance as of June 30, 2023 as permitted under legislation enacted in Virginia in April 2023, with such securitization approved by the Virginia Commission in November 2023 and completed by Virginia Power in February 2024. In March 2024, the Virginia Commission approved Virginia Power’s annual fuel factor based on the securitization option, which results in a net decrease in Virginia Power’s fuel revenues for the rate year of approximately $541 million. In addition, the Virginia Commission approved Virginia Power’s proposal to alter the order in which revenue from certain customers who elect to pay market-based rates would be allocated between base rates and fuel, which results in a reduction to fuel revenue of $13 million.

In May 2024, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2024 and to return an estimated $266 million net over-recovered balance through June 30, 2024. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $636 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2024. This matter is pending.

Renewable Generation Projects

In October 2023, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate four utility-scale projects totaling approximately 329 MW of solar generation as part of its efforts to meet the renewable generation development targets under the VCEA. The projects, as of October 2023, are expected to cost approximately $850 million in the aggregate, excluding financing costs, and be placed into service between 2024 and 2026. In March 2024, the Virginia Commission approved the petition.

Riders

Other than the following matters, there have been no significant developments regarding the riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	March 2024	Pending	December 2024	$103	$(91)
Rider CE(2)	October 2023	March 2024	May 2024	133	44
Rider GT	August 2023	May 2024	June 2024	145	131
Rider T1(3)	May 2024	Pending	September 2024	1,170	291
(1)
In addition, Virginia Power has various riders associated with other projects with an aggregate total annual revenue requirement of approximately $120 million as of March 31, 2024.
(2)
The Virginia Commission approved four solar generation projects and 13 power purchase agreements in addition to previously approved Rider CE projects. In addition, the approved total revenue requirement includes amounts which had previously been collected under a separate rider.
(3)
Consists of $532 million for the transmission component of Virginia Power’s base rates and $638 million for Rider T1.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	Pending	500- 230 kV	10	$690
Partial rebuild Fredericksburg-Aquia Harbour transmission lines and related projects in Stafford County and the City of Fredericksburg, Virginia	March 2024	Pending	230- 115 kV	24	135
Construct new Apollo-Twin Creeks transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	Pending	230 kV	2	285
Rebuild Dooms-Harrisonburg transmission lines and related projects in the Counties of Augusta and Rockingham and the Town of Grottoes, Virginia	April 2024	Pending	230 kV	22	60
(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved or applied for and currently pending approval with aggregate cost estimates of approximately $45 million and $100 million, respectively.

North Carolina Regulation

Virginia Power Base Rate Case

In March 2024, Virginia Power filed its base rate case and schedules with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $57 million effective November 1, 2024 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective February 1, 2025. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned return of 5.01% based upon a fully-adjusted test period, compared to its authorized 9.75% return, and proposed a 10.60% ROE. This matter is pending.

PSNC Customer Usage Tracker

PSNC utilizes a customer usage tracker, a decoupling mechanism, which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption. In March 2024, PSNC submitted a filing with the North Carolina Commission for a $31 million decrease relating to the customer usage tracker. The North Carolina Commission approved the filing in March 2024 with rates effective April 2024.

South Carolina Regulation

Electric Base Rate Case

In March 2024, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $295 million, partially offset by a net decrease in storm damage and DSM components of $4 million. If approved, the overall proposed rate increase of $291 million, or 12.59%, would be effective on and after the first billing cycle of September 2024. The base rate increase was proposed to recover the significant investment in assets and operating resources required to serve an expanding customer base, maintain the safety, reliability and efficiency of DESC’s system and meet increasingly stringent reliability, security and environmental requirements for the benefit of South Carolina customers. DESC presented an earned ROE of 4.32% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE of 10.60% compared to the currently authorized ROE of 9.50%. This matter is pending.

Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2024, DESC filed with the South Carolina Commission a proposal to decrease the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2024. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual decrease of $315 million. In March 2024, DESC, the South Carolina Office of Regulatory Staff and another party of record filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2024 filing that would result in a net annual decrease of $316 million. In April 2024, the South Carolina Commission voted to approve the settlement agreement, with rates effective May 2024.

DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2024, DESC filed an application with the South Carolina Commission seeking approval to recover $47 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2024. In April 2024, the South Carolina Commission approved the request, effective with the first billing cycle of May 2024.

Electric - Transmission Project

In March 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Church Creek - Charleston Transmission Line, comprised of a 7 mile 230 kV transmission line and associated facilities in Charleston County, South Carolina with an estimated total project cost of $40 million. This matter is pending.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy’s Consolidated Statements of Income include $3 million and $5 million for the three months ended March 31, 2024 and 2023, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $3 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 within impairments and other charges in its Consolidated Statements of Income.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $115 million and $113 million for the three months ended March 31, 2024 and 2023, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $33 million and $32 million at March 31, 2024 and December 31, 2023, respectively, recorded in payables to affiliates.

As described in Note 18 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. Virginia Power’s Consolidated Balance Sheets at March 31, 2024 included balances for VPFS in regulatory assets-current ($100 million), other current assets ($6 million), regulatory assets-noncurrent ($1.2 billion), securities due within one year ($65 million), accrued interest, payroll and taxes ($8 million) and securitization bonds ($1.2 billion).

Note 16. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy

Dominion Energy’s short-term financing is supported by its $6.0 billion joint revolving credit facility that provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives.

At March 31, 2024, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$3,164	$34	$2,802
(1)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

DESC and Questar Gas’ short-term financings are supported through access as co-borrowers to the joint revolving credit facility discussed above with the Companies. At March 31, 2024, the sub-limits for DESC and Questar Gas were $500 million and $250 million, respectively.

In addition to the credit facility mentioned above and Virginia Power’s letter of credit facilities mentioned below, Dominion Energy also has a credit facility which allows Dominion Energy to issue up to approximately $30 million in letters of credit and will mature in June 2024. At December 31, 2023, Dominion Energy had $25 million in letters of credit outstanding under this facility. There were no such balances outstanding as of March 31, 2024.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At March 31, 2024 and December 31, 2023, $58 million and $54 million, respectively, in letters of credit were issued and outstanding under this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At March 31, 2024 and December 31, 2023, Dominion Energy’s Consolidated Balance Sheets include $462 million and $409 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In March 2024, Dominion Energy repaid the full $2.5 billion outstanding under its $2.5 billion 364-day term loan facility entered into in January 2023 as amended in January 2024, using after-tax proceeds received in connection with the East Ohio Transaction. The debt was scheduled to mature in July 2024. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $2.5 billion with respect to such facility presented within securities due within one year.

In March 2024, Dominion Energy repaid $1.8 billion of its $2.25 billion 364-day term loan facility entered into in October 2023, using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. The debt is scheduled to mature in October 2024. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the PSNC and Questar Gas Transactions be applied to any outstanding borrowings under this facility. At March 31, 2024 and December 31, 2023, Dominion Energy’s Consolidated Balance Sheet includes $976 million and $2.25 billion, respectively, with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2024, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$—	$10
(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy, Questar Gas and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At March 31, 2024, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.

In January 2023, Virginia Power entered into a letter of credit facility which allowed Virginia Power to issue up to $125 million in letters of credit and was scheduled to mature in January 2026. At December 31, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit. As of March 31, 2024, the credit facility had been terminated.

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $200 million in letters of credit. At March 31, 2024 and December 31, 2023, $119 million and $124 million, respectively, in letters of credit were issued and outstanding under this agreement.

Long-term Debt

There have been no significant changes regarding the Companies’ long-term debt as described in Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy recognized a charge of $10 million during the three months ended March 31, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At March 31, 2024 and December 31, 2023, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends of $9 million ($11.625 per share) for both the three months ended March 31, 2024 and 2023 on the Series B Preferred Stock. Dominion Energy recorded dividends of $11 million ($10.875 per share) for both the three months ended March 31, 2024 and 2023 on the Series C Preferred Stock.

There have been no significant changes to Dominion Energy’s Series B Preferred Stock and Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $43 million from the issuance of 1 million shares of common stock for the three months ended March 31, 2023 and $31 million from the issuance of less than one million shares of common stock for the three months ended March 31, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of March 31, 2024.

Dominion Energy did not repurchase any shares of common stock during three months ended March 31, 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 11 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2024 depending on receipt of final permits and approvals. At March 31, 2024 and December 31, 2023, Dominion Energy had $31 million and $32 million, respectively, of reserves recorded. At both March 31, 2024 and December 31, 2023, Virginia Power had $25 million of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Matters Fully Resolved Prior to 2024 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the three months ended March 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

Nuclear Operations

Nuclear Insurance

Other than the items discussed below, there have been no significant changes regarding the Companies’ nuclear insurance as described in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

During the first quarter of 2024, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $16.2 billion to $16.3 billion. This increase does not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. Additionally, the Companies increased the amount of coverage purchased from commercial insurance pools for Millstone, Summer, Surry and North Anna from $450 million to $500 million with the remainder provided through the mandatory industry retrospective rating plan.

Spent Nuclear Fuel

As discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, the Companies entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation. To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At March 31, 2024, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,842
Nuclear obligations(2)	245
Solar(3)	215
Other(4)	1,094
Total(5)(6)	$4,396
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
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia. The lessor provided equity and obtained financing commitments from debt investors, totaling $365 million, which funded total project costs. The project became substantially complete in August 2019 at which point the facility was available for Dominion Energy’s use and the five-year lease term commenced. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional five years, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor, up to 87% of project costs, for the difference between the project costs and sale proceeds. In December 2023, the agreement was amended to permit more than one renewal term and reduce the required term for a renewal from five years to at least one year. At March 31, 2024, no amounts have been recorded related to this guarantee.

In addition, Dominion Energy had issued an additional $20 million of guarantees at March 31, 2024, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued four guarantees as of March 31, 2024 related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at March 31, 2024, Dominion Energy had purchased $316 million of surety bonds, including $213 million at Virginia Power and $33 million related to entities held for sale, and authorized the issuance of letters of credit by financial institutions of $34 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, Dominion Energy’s credit exposure totaled $274 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 86%. No single counterparty, whether investment grade or non-investment grade, exceeded $80 million of exposure. At March 31, 2024, Virginia Power’s exposure related to wholesale customers totaled $107 million. Of this amount, investment grade counterparties, including those internally rated, represented 73%. No single counterparty, whether investment grade or non-investment grade, exceeded $23 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $32 million and $24 million, respectively, as of March 31, 2024, and $28 million and $14 million, respectively, as of December 31, 2023. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no posted collateral at March 31, 2024 or December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering less than $1 million of fair value of derivative instruments in a liability position at December 31, 2023. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $32 million and $24 million, respectively, as of March 31, 2024 and $28 million and $14 million, respectively, as of December 31, 2023, which does not include the impact of any offsetting asset positions.

See Note 9 for additional information about derivative instruments.

Note 19. Related-Party Transactions

Dominion Energy’s transactions with equity method investments are described in Note 10. Virginia Power engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion Energy’s consolidated federal income tax return and, where applicable, combined income tax returns for Dominion Energy are filed in various states. A discussion of Virginia Power’s significant related-party transactions follows.

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $4 million and $59 million, respectively. At December 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $79 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At March 31, 2024 and December 31, 2023, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $468 million and $456 million, respectively. At March 31, 2024 and December 31, 2023, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $602 million and $584 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Three Months Ended March 31,	2024	2023
(millions)
Commodity purchases from affiliates	$198	$214
Services provided by affiliates(1)	155	147
Services provided to affiliates	4	4
(1)
Includes capitalized expenditures of $53 million and $54 million for the three months ended March 31, 2024 and 2023, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1 million and $500 million in short-term demand note borrowings from Dominion Energy as of March 31, 2024 and December 31, 2023, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2024 and December 31, 2023. Interest charges related to Virginia Power’s borrowings from Dominion Energy were less than $1 million and $24 million for the three months ended March 31, 2024 and 2023, respectively.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2024 and 2023.

In 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $14 million and $(11) million for the three months ended March 31, 2024 and 2023, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
Period Ended March 31,	2024	2023	2024	2023
(millions)
Service cost	$22	$24	$3	$3
Interest cost	109	111	14	15
Expected return on plan assets	(204)	(216)	(42)	(38)
Amortization of prior service cost (credit)	—	—	(9)	(9)
Amortization of net actuarial (gain) loss	6	—	(2)	(1)
Plan amendment	22	—	—	—
Net periodic benefit (credit) cost	$(45)	$(81)	$(36)	$(30)

Pension and Other Postretirement Benefit Plan Remeasurement

In the first quarter of 2024, Dominion Energy remeasured its pension and other postretirement benefit plans as a result of the close of the East Ohio Transaction. The remeasurement and transfer to Enbridge of pension plan assets and liabilities resulted in a decrease in the pension benefit obligation of $419 million, inclusive of $195 million transferred upon closing, and a decrease in the fair value of the pension plan assets of $555 million, inclusive of $531 million transferred upon closing. In addition, the remeasurement and transfer to Enbridge of other postretirement benefit plan assets and liabilities resulted in a decrease in the accumulated postretirement benefit obligation of $38 million, inclusive of $22 million transferred upon closing, and a decrease in the fair value of the other postretirement benefit plan assets of $19 million, inclusive of $36 million transferred upon closing. The impact of the remeasurement and transfer of pension and other postretirement benefit plan assets and liabilities on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to decrease the net periodic pension benefit credit by approximately $11 million and increase the net periodic other postretirement benefit credit by approximately $1 million for the year ending December 31, 2024, excluding the impact of a one-time plan amendment. The discount rate used for the remeasurement was 5.62% for the pension plans and 5.61%-5.62% for the other postretirement benefit plans. The net actuarial loss (gain) and prior service cost (credit) related to the transferred pension and other postretirement plan assets and liabilities included in the East Ohio Transaction loss on sale was $147 million for pension and $(9) million for other postretirement benefits.

All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2023.

Employer Contributions

During the three months ended March 31, 2024, Dominion Energy made no contributions to its qualified defined benefit pension plans or other postretirement benefit plans. Dominion Energy expects to make $46 million of minimum required contributions to its qualified defined benefit pension plans in 2024. In April 2024, Dominion Energy made $7 million of contributions to its qualified defined benefit pension plans. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2024. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Other Employee Matters

In March 2024, Dominion Energy recorded a charge of $23 million ($17 million after-tax) within discontinued operations attributable to a contribution to its defined contribution employee savings plan associated with the closing of the East Ohio Transaction. Additionally, Dominion Energy recorded a charge of $13 million ($10 million after-tax) in other operations and maintenance expense related to a severance accrual for certain employees in connection with the business review.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio (through March 2024), PSNC and Questar Gas Transactions, a noncontrolling interest in Cove Point (through September 2023), solar generation facility development operations and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 10 as well as Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the three months ended March 31, 2024, Dominion Energy reported after-tax net income of $48 million in the Corporate and Other segment, including $191 million of after-tax net income for specific items with $124 million of after-tax net income attributable to its operating segments. In the three months ended March 31, 2023, Dominion Energy reported after-tax net income of $393 million in the Corporate and Other segment, including $466 million of after-tax net income for specific items with $304 million of after-tax net income attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $266 million ($202 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($175 million after-tax); and
•
Dominion Energy Virginia ($27 million after-tax);
•
A $61 million ($47 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy; and
•
A $47 million ($35 million after-tax) charge in connection with a settlement of an agreement, attributable to Contracted Energy.

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $332 million ($253 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy;
•
A $123 million ($90 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($77 million after-tax); and

•
Dominion Energy Virginia ($13 million after-tax); and
•
A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2024
Total revenue from external customers	$2,489	$892	$306	$(55)	$—	$3,632
Intersegment revenue	—	1	2	234	(237)	—
Total operating revenue	2,489	893	308	179	(237)	3,632
Net income from discontinued operations	—	—	—	114	—	114
Net income attributable to Dominion Energy	424	80	122	48	—	674
Three Months Ended March 31, 2023
Total revenue from external customers	$2,384	$844	$308	$347	$—	$3,883
Intersegment revenue	—	1	3	232	(236)	—
Total operating revenue	2,384	845	311	579	(236)	3,883
Net income from discontinued operations	—	—	—	281	—	281
Net income attributable to Dominion Energy	386	91	111	393	—	981

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

In the three months ended March 31, 2024, Virginia Power reported after-tax net income of $41 million in the Corporate and Other segment, including $39 million of after-tax net income for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2023, Virginia Power reported after-tax net expenses of $31 million in the Corporate and Other segment, including $32 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following item:

•
A $37 million ($27 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2023 primarily related to the impact of the following item:

•
A $61 million ($45 million after-tax) charge for amortization of a regulatory asset established in connection with the settlement of the 2021 Triennial Review.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31, 2024
Operating revenue	$2,489	$—	$2,489
Net income	424	41	465
Three Months Ended March 31, 2023
Operating revenue	$2,384	$—	$2,384
Net income (loss)	386	(31)	355

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
•
Liquidity and Capital Resources—Dominion Energy
•
Future Issues and Other Matters—Dominion Energy

Forward-Looking Statements

This report contains statements concerning the Companies’ expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “path,” “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

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
•
Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding, wildfires, climate changes and changes in water temperatures and availability that can cause outages and property damage to facilities;
•
The impact of extraordinary external events, such as the pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in the Companies’ markets and global supply chains;
•
Federal, state and local legislative and regulatory developments, including changes in or interpretations of federal and state tax laws and regulations;
•
The direct and indirect impacts of implementing recommendations resulting from the business review concluded in March 2024;
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
•
The expected timing and likelihood of the completion of either or both of the PSNC and Questar Gas Transactions, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such approvals;
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounting Matters

As of March 31, 2024, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2024	2023	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$674	$981	$(307)
Diluted EPS	0.78	1.15	(0.37)

Overview

First Quarter 2024 vs. 2023

Net income attributable to Dominion Energy decreased 31%, primarily due to the closing of the East Ohio Transaction, increased unrealized losses on economic hedging activities and the impact of 2023 Virginia legislation, partially offset by an increase in net investment earnings on nuclear decommissioning trust funds.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2024	2023	$ Change
(millions)
Operating revenue	$3,632	$3,883	$(251)
Electric fuel and other energy-related purchases	959	1,022	(63)
Purchased electric capacity	12	8	4
Purchased gas	120	123	(3)
Other operations and maintenance	856	742	114
Depreciation and amortization	621	622	(1)
Other taxes	202	191	11
Impairment of assets and other charges	30	98	(68)
Losses (gains) on sales of assets	(1)	(2)	1
Other income (expense)	435	276	159
Interest and related charges	574	479	95
Income tax expense	134	176	(42)
Net income from discontinued operations including noncontrolling interests	114	281	(167)

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2024 vs. 2023

Operating revenue decreased 6%, primarily reflecting:

•
A $383 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($351 million);
•
A $102 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation; and
•
A $44 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers.

These decreases were partially offset by:

•
A $177 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $43 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season;
•
A $27 million increase in sales to electric utility retail customers associated with growth; and
•
A $26 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power.

Electric fuel and other energy-related purchases decreased 6%, primarily due to lower commodity costs for electric utilities ($50 million) and a decrease in the use of purchased renewable energy credits at Virginia Power ($12 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 15%, primarily due to an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($25 million), an increase in storm damage and restoration costs in Virginia Power’s service territory ($21 million), an increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation ($20 million), an increase in costs associated with the business review completed in March 2024 ($15 million) and an increase in outage costs at Virginia Power ($15 million).

Depreciation and amortization remained substantially consistent as the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and a decrease in amortization associated with Virginia Power non-fuel riders ($35 million) were substantially offset by an increase in RGGI-related amortization ($92 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges decreased 69%, primarily due to the absence of the impairment of a corporate office building ($91 million) and a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review ($17 million), partially offset by a charge in connection with a settlement of an agreement ($47 million).

Other income increased 58%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 20%, primarily due to net debt issuances in 2023 ($64 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($14 million), higher interest rates on commercial paper and long-term debt ($13 million), charges incurred due to early debt repayments associated with the business review completed in March 2024 ($12 million) and premiums paid in 2024 compared to premiums received in 2023 on interest rate derivatives ($10 million), partially offset by lower unrealized losses in 2024 compared to 2023 associated with freestanding derivatives ($15 million).

Income tax expense decreased 24%, primarily due to lower pre-tax income.

Net income from discontinued operations including noncontrolling interests decreased 59%, primarily due to a loss on the closing of the East Ohio Transaction ($108 million), an impairment associated with the Questar Gas Transaction ($78 million), the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($57 million), charges for employee benefit items related to the East Ohio Transaction ($33 million) and the absence of earnings from operations following the closing of the East Ohio Transaction ($26 million), partially offset by the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($78 million), lower tax expense associated with the PSNC and Questar Gas Transactions ($25 million), the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($25 million) and the absence of unrealized losses on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s interest in Cove Point ($19 million).

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2024	2023	$ Change
(millions)
Net income	$465	$355	$110

Overview

First Quarter 2024 vs. 2023

Net income increased 31%, primarily due to the absence of amortization associated with the 2021 Triennial Review, an increase in net investment earnings on nuclear decommissioning trust funds and an increase in sales to electric utility customers from weather and other customer-related factors, partially offset by a net decrease from riders primarily from 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2024	2023	$ Change
(millions)
Operating revenue	$2,489	$2,384	$105
Electric fuel and other energy-related purchases	701	799	(98)
Purchased electric capacity	13	8	5
Other operations and maintenance	531	441	90
Depreciation and amortization	448	447	1
Other taxes	93	85	8
Impairment of assets and other charges (benefits)	(17)	7	(24)
Other income (expense)	63	36	27
Interest and related charges	190	181	9
Income tax expense	128	97	31

An analysis of Virginia Power’s results of operations follows:

First Quarter 2024 vs. 2023

Operating revenue increased 4%, primarily reflecting:

•
A $177 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $30 million increase in sales to electric utility retail customers from an increase in heating degree days during the heating season;
•
A $28 million increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges;
•
A $21 million increase in sales to electric utility retail customers associated with growth; and
•
A $10 million increase in sales to electric utility retail customers associated with economic and other usage factors.

These increases were partially offset by:

•
A $102 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation; and
•
A $69 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers.

Electric fuel and other energy-related purchases decreased 12%, primarily due to lower commodity costs for electric utilities ($75 million) and a decrease in the use of purchased renewable energy credits ($12 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 20%, primarily due to an increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($25 million), an increase in storm damage and restoration costs ($21 million), an increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation ($20 million) and an increase in outage costs ($15 million).

Depreciation and amortization remained substantially consistent as the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and a decrease in amortization associated with non-fuel riders ($35 million) were substantially offset by an increase in RGGI-related amortization ($92 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges decreased $24 million, primarily due to a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review.

Other income increased 75%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 5%, primarily due to an increase in long-term debt borrowings ($44 million), partially offset by a decrease in principal on commercial paper and intercompany borrowings with Dominion Energy ($34 million).

Income tax expense increased 32%, primarily due to higher pre-tax income.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income attributable to Dominion Energy:

	Net Income Attributable to Dominion Energy			EPS(1)
	2024	2023	$ Change	2024	2023	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$424	$386	$38	$0.51	$0.46	$0.05
Dominion Energy South Carolina	80	91	(11)	0.10	0.11	(0.01)
Contracted Energy	122	111	11	0.14	0.13	0.01
Corporate and Other	48	393	(345)	0.03	0.45	(0.42)
Consolidated	$674	$981	$(307)	$0.78	$1.15	$(0.37)
(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2024	2023	% Change
Electricity delivered (million MWh)	23.4	21.7	8%
Electricity supplied (million MWh):
Utility	23.4	21.8	7
Non-Jurisdictional	0.3	0.3	—
Degree days (electric distribution and utility service area):
Cooling	4	3	33
Heating	1,659	1,471	13
Average electric distribution customer accounts (thousands)	2,771	2,742	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2024 vs. 2023 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$22	$0.03
Customer usage and other factors	23	0.03
Customer-elected rate impacts	21	0.03
Impact of 2023 Virginia legislation	(79)	(0.09)
Rider equity return	53	0.06
Storm damage and restoration costs	(15)	(0.02)
Planned outage costs	(7)	(0.01)
Depreciation and amortization	(3)	—
Interest expense, net	7	0.01
Other	16	0.01
Share dilution	—	—
Change in net income contribution	$38	$0.05

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2024	2023	% Change
Electricity delivered (million MWh)	5.0	5.0	—%
Electricity supplied (million MWh)	5.3	5.2	2
Degree days (electric distribution service areas):
Cooling	—	1	(100)
Heating	620	459	35
Gas distribution throughput (bcf):
Sales	19	17	12
Average distribution customer accounts (thousands):
Electric	797	783	2
Gas	454	437	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2024 vs. 2023 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$10	$0.01
Customer usage and other factors	12	0.01
Customer-elected rate impacts	(2)	—
Natural Gas Rate Stabilization Act impacts	1	—
Capital cost rider	(1)	—
Depreciation and amortization	(5)	(0.01)
Interest expense, net	(7)	(0.01)
Other	(19)	(0.01)
Share dilution	—	—
Change in net income contribution	$(11)	$(0.01)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	First Quarter
	2024	2023	% Change
Electricity supplied (million MWh)	4.4	4.6	(4%)

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	First Quarter 2024 vs. 2023 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$1	$—
Planned Millstone outages(1)	2	—
Unplanned Millstone outages(1)	(6)	(0.01)
Depreciation and amortization	7	0.01
Other	7	0.01
Share dilution	—	—
Change in net income contribution	$11	$0.01
(1)
Includes earnings impact from outage costs and lower energy margins.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2024	2023	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$124	$304	$(180)
Specific items attributable to Corporate and Other segment	67	162	(95)
Net income from specific items	191	466	(275)
Corporate and other operations:
Interest expense, net	(180)	(120)	(60)
Equity method investments	—	2	(2)
Pension and other postretirement benefit plans	62	66	(4)
Corporate service company costs	(27)	(31)	4
Other	2	10	(8)
Net expense from corporate and other operations	(143)	(73)	(70)
Total net income	$48	$393	$(345)
EPS impact	$0.03	$0.45	$(0.42)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended March 31, 2024, this primarily included $114 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio Transaction, as well as an impairment charge associated with the Questar Gas Transaction, and a $34 million after-tax loss for derivative mark-to-market changes.

For the three months ended March 31, 2023, this primarily included $281 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, a $68 million after-tax charge associated with the impairment of a corporate office building and a $45 million after-tax loss for derivative mark-to-market changes.

Outlook

As of March 31, 2024, there have been no material changes to Dominion Energy’s 2024 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2024	2023
(millions)
Cash, restricted cash and equivalents at January 1	$301	$341
Cash flows provided by (used in):
Operating activities(1)	1,982	2,097
Investing activities	1,385	(2,302)
Financing activities	(3,332)	1,820
Net increase in cash, restricted cash and equivalents	35	1,615
Cash, restricted cash and equivalents at March 31	$336	$1,956
(1)
Includes cash outflows of $17 million for energy efficiency programs in Virginia for both the three months ended March 31, 2024 and 2023 and $5 million and $4 million for DSM programs in South Carolina for the three months ended March 31, 2024 and 2023, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $115 million, inclusive of a $487 million increase from discontinued operations. Net cash provided by continuing operations decreased $602 million primarily due to higher net prepayments and deposits ($283 million) and a decrease from changes in working capital ($373 million).

Investing Cash Flows

Net cash from Dominion Energy’s investing activities increased $3.7 billion, primarily due to net proceeds from the East Ohio Transaction ($4.3 billion) and an increase in distributions from equity method affiliates ($126 million), partially offset by an increase in plant construction and other property additions ($549 million) and higher acquisitions of solar development projects ($150 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities decreased $5.2 billion, primarily due to a $6.3 billion decrease due to net repayments on 364-day term loan facilities in 2024 versus net issuances in 2023, net repayments of short-term debt ($453 million) and the absence of supplemental credit facility borrowings in 2023 ($450 million), partially offset by a $2.0 billion increase due to net issuances of long-term debt in 2024 versus net repayments in 2023.

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the three months ended March 31, 2024.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives.

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At March 31, 2024
Joint revolving credit facility(2)	$6,000	$3,164	$34	$2,802

(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 5.67% at March 31, 2024.
(2)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2024, Dominion Energy’s Consolidated Balance Sheets include $462 million presented within short-term debt, with a weighted-average interest rate of 5.50%. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

In March 2024, Dominion Energy repaid the full $2.5 billion outstanding under its $2.5 billion 364-day term loan facility entered into in January 2023 as amended in January 2024, using after-tax proceeds received in connection with the East Ohio Transaction. The debt was scheduled to mature in July 2024.

In March 2024, Dominion Energy repaid $1.8 billion of its $2.25 billion 364-day term loan facility entered into in October 2023, using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. The debt is scheduled to mature in October 2024. The agreement contains certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the PSNC and Questar Gas Transactions be applied to any outstanding borrowings under this facility. At March 31, 2024, Dominion Energy’s Consolidated Balance Sheet includes $976 million with respect to such facility presented within securities due within one year. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which matures in June 2024 and bears interest at a variable rate. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. At March 31, 2024, Dominion Energy had $450 million outstanding under this supplemental credit facility, borrowed to support environmental sustainability and social investment initiatives.

Issuances and Borrowings of Long-Term Debt

During the three months ended March 31, 2024, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds for senior notes were used for the repayment of existing indebtedness and for general corporate purposes. See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information, including use of proceeds and repayment provisions, on the securitization bonds issued in February 2024.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity

January	Senior notes	Public	Virginia Power	$500	5.000%	2034
January	Senior notes	Public	Virginia Power	500	5.350%	2054
February	Senior secured deferred fuel cost bonds	Public	VPFS	439	5.088%	2029
February	Senior secured deferred fuel cost bonds	Public	VPFS	843	4.877%	2033
Total issuances and borrowings				$2,282

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

Dominion Energy anticipates, excluding potential opportunistic financings and the securitization bonds, issuing between approximately $3.0 billion and $4.3 billion of long-term debt during 2024, inclusive of $1 billion issued at Virginia Power as shown above and an expected issuance at PSNC of up to $300 million prior to closing of the PSNC Transaction. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends, after-tax proceeds from the completion of the PSNC and Questar Gas Transactions remaining after the repayment of the 364-day term loan facility, after-tax proceeds from the completion of the proposed sale of a 50% noncontrolling interest in the CVOW Commercial Project and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the three months ended March 31, 2024:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2024		Multiple	$663	various
Early redemptions
February	Secured senior notes	Eagle Solar	$279	4.820%	2042
Total repayments, repurchases and redemptions			$942
(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

In 2024, Dominion Energy expects to remarket approximately $270 million of its tax-exempt bonds.

Credit Ratings

Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. Credit ratings and outlooks as of April 25, 2024 are as follows:

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

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s Sustainability Revolving Credit Agreement entered into in 2021 and the 364-day term loan facility entered into in October 2023, and cross-default provisions.

As of March 31, 2024, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	58.3%

(1)
Indebtedness as defined by the agreements excludes certain junior subordinated notes and securitization bonds reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

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

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. As of March 31, 2024, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock. During the three months ended March 31, 2024, Dominion Energy issued less than 1 million of such shares and received proceeds of $31 million.

Dominion Energy expects to issue equity through programs such as Dominion Energy Direct® and employee savings plans of approximately $200 million annually from 2024 through 2029. In addition, Dominion Energy expects to issue equity, excluding potential opportunistic offerings, through an at-the-market program, including any related forward-sale agreements, of approximately $400 million to $600 million annually from 2024 through 2029. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repurchases of Equity Securities

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At March 31, 2024, Dominion Energy had $920 million of available capacity under this authorization.

Dominion Energy does not plan to repurchase shares of common stock in 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for Dominion Energy’s historical capital expenditures by segment. In March 2024, in connection with the completion of the business review, Dominion Energy announced a $43 billion capital expenditure plan for 2025 through 2029, including the impact of a 50% noncontrolling equity partner funding 50% of the CVOW Commercial Project costs, representing significant investments in decarbonization and reliability. Dominion Energy’s total planned capital expenditures for each segment for 2024 through 2029 are presented in the table below:

	2024	2025	2026	2027	2028	2029	Total(3)
(billions)
Dominion Energy Virginia(1)	$9.4	$9.0	$7.4	$7.4	$6.7	$7.0	$46.9
Dominion Energy South Carolina	1.3	1.1	1.0	1.2	1.3	1.3	7.2
Contracted Energy	0.5	0.3	0.2	0.3	0.2	0.2	1.7
Corporate and Other segment(2)	0.7	0.1	0.1	0.2	0.1	0.1	1.3
Total(3)	$11.8	$10.5	$8.8	$9.0	$8.2	$8.7	$57.0
(1)
Includes $3.3 billion in 2024, $2.7 billion in 2025, $0.9 billion in 2026 and $0.1 billion in 2027 for 100% of the CVOW Commercial Project.
(2)
Includes $0.6 billion in 2024 related to gas distribution operations sold or expected to be sold to Enbridge.

(3)
Totals may not foot due to rounding.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its clean energy profile. See Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy in Item 1. Business in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of various significant capital projects currently under development. The above estimates are based on capital expenditures plans reviewed and endorsed by Dominion Energy’s Board of Directors in early 2024, and subsequently in February 2024 in connection with conclusion of the business review, and are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

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

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At March 31, 2024, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

See Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for a description of such restrictions and any other restrictions on Dominion Energy’s ability to pay dividends.

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at March 31, 2024 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$219	$—	$219
Non-investment grade(2)	11	—	11
No external ratings:
Internally rated—investment grade(3)	16	—	16
Internally rated—non-investment grade(4)	28	—	28
Total(5)	$274	$—	$274
(1)
Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 59% of the total net credit exposure.
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

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs for such commitments are presented in the table below. These costs represent estimated annual minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

	2024	2025	2026	2027	2028	Total
(millions)
Purchased electric capacity for utility operations	$62	$62	$64	$64	$64	$316
Fuel commitments for utility operations	1,103	715	370	374	434	2,996
Fuel commitments for nonregulated operations	157	77	67	69	56	426
Pipeline transportation and storage(1)	591	564	528	444	394	2,521
Total	$1,913	$1,418	$1,029	$951	$948	$6,259
(1)
Commitments include $346 million for 2024, $352 million for 2025, $327 million for 2026, $247 million for 2027 and $201 million for 2028 related to gas distribution operations sold or expected to be sold to Enbridge.

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at March 31, 2024. Such obligations include:

•
Operating and finance lease obligations – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements in this report;
•
AROs – See Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023;
•
Employee benefit plan obligations – See Note 20 to the Consolidated Financial Statements in this report and Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023;

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023; and
•
Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

Business Review

In November 2022, Dominion Energy announced the commencement of a business review of value-maximizing strategic business actions, alternatives to its current business mix and capital allocation and regulatory options which may assist customers to manage costs and provide greater predictability to its long-term, state-regulated utility value proposition. In April 2023, the legislative process in Virginia was substantially completed resulting in new legislation which shifts $350 million of annual revenue requirement for costs recovered through riders into base rates effective July 2023, eliminates the ability of Virginia Power to utilize CCROs and adjusts the parameters for determining an authorized ROE and revenue sharing. In addition, new legislation allows Virginia Power to apply for the securitization of certain deferred fuel costs as well as seek approval for a noncontrolling equity financing partner for the CVOW Commercial Project. In September 2023, Dominion Energy entered agreements to sell East Ohio, PSNC, Questar Gas and Wexpro to

Enbridge and completed the sale of its 50% noncontrolling limited partner interest in Cove Point to BHE under the agreement signed in July 2023 as discussed in Notes 3 and 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In February 2024, Virginia Power completed the securitization of $1.3 billion of deferred fuel costs as discussed in Notes 13 and 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In February 2024, Dominion Energy entered into an agreement to sell a 50% noncontrolling equity interest in the CVOW Commercial Project to Stonepeak, as discussed in Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, representing the final strategic component of the on-going business review. In March 2024, Dominion Energy concluded the business review, including its long-term financial plan which is reflected within Liquidity and Capital Resources in MD&A in this report.

Proposed and/or Recently Issued EPA Rules

In March 2023, the EPA released a proposed rule to further revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. The EPA released a prepublication final rule in April 2024. In April 2023, the EPA released a proposal to tighten aspects of the Mercury and Air Toxics Standards Risk and Technology Review, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. The EPA released a prepublication final rule in April 2024. In May 2023, the EPA proposed a package of rules designed to reduce CO2 emissions from certain fossil fuel-fired electric generating units. The proposal sets standards of performance and emission guidelines for CO2 emissions from new gas-fired combustion turbines and modified coal-fired steam generating units. The proposed rulemaking package also proposes emission guidelines, including presumptive emission limits, for existing coal, oil and gas-fired steam generating units and certain gas-fired combustion turbines. The EPA released a prepublication final rule in April 2024 related to coal, oil and gas-fired steam generating units. Also in May 2023, the EPA released a proposed rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. The EPA released a prepublication final rule in April 2024. In addition, in March 2024, the EPA published a final rule strengthening the national air quality annual standard for fine particulate matter. Further, Dominion Energy anticipates that the EPA will release additional rulemakings as part of an overall strategy to identify and mitigate PFAS exposure, beyond the national drinking water standards for PFAS issued in April 2024. Until the EPA ultimately takes final action on the proposed rulemakings and publishes all final rules in the federal register, specific state implementation plans are developed for final rules and/or Dominion Energy has sufficient time to review final rules and develop implementation strategies, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls or other actions. The expenditures required to implement additional controls or other actions could have a material impact on Dominion Energy’s financial condition and cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The total cost of the project is estimated to be approximately $10 billion, excluding financing costs. Virginia Power’s current estimate for the 2.6 GW project’s projected levelized cost of energy is approximately $73/MWh, compared to the initial filing submission of $80-90/MWh. Virginia Power commenced major onshore construction activities in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction of the CVOW Commercial Project. In January 2024, Virginia Power received the final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction. As a result, Virginia Power anticipates commencing major offshore construction activities in the first half of 2024. The project is expected to be placed in service by the end of 2026. Through March 31, 2024, Virginia Power had incurred approximately $3.5 billion of costs. In April 2024, a motion was filed in the U.S. District Court for the DC Circuit requesting a preliminary injunction in connection with a complaint filed related to the administrative process for certain permits and approvals received. While the Companies expect to prevail, any injunction granted could potentially impact the project timeline and/or costs. As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, the Companies are subject to a cost sharing mechanism in accordance with the Virginia Commission’s order in December 2022 for incremental construction costs which fall between $10.3 billion and $13.7 billion. Also as discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power entered into an agreement in February 2024 to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. The agreement, subject to applicable regulatory approvals, is expected to provide for funding of 50% of the estimated total project costs of the CVOW Commercial Project, subject to certain adjustments. In March 2024, Virginia Power filed applications with the Virginia and North Carolina Commissions and BOEM for such approvals.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $49 million and $62 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of March 31, 2024 and December 31, 2023, respectively.

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $26 million and $24 million in the fair value of Virginia Power’s commodity-based derivative instruments as of March 31, 2024 and December 31, 2023, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $30 million and $56 million decrease in earnings at March 31, 2024 and December 31, 2023, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a less than $1 million and $5 million decrease in earnings at March 31, 2024 or December 31, 2023, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of March 31, 2024, Dominion Energy and Virginia Power had $14.0 billion and $2.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $85 million and $101 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at March 31, 2024. As of December 31, 2023, Dominion Energy and Virginia Power had $16.3 billion and $3.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million and $151 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of March 31, 2024 and December 31, 2023, Dominion Energy had €1.9 billion and €2.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $179 million and $202 million in the fair value of Dominion Energy’s foreign currency swaps at March 31, 2024 and December 31, 2023, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $529 million, $252 million and $879 million for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $55 million for the three months ended March 31, 2024 and a net increase of $117 million and $56 million for the year ended December 31, 2023 and the three months ended March 31, 2023, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $276 million, $123 million and $448 million for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $32 million for the three months ended March 31, 2024 and a net increase of $35 million and $66 million for the for the three months ended March 31, 2023 and the year ended December 31, 2023, respectively.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•
Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.
•
Notes 13 and 17 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
1/1/24 - 1/31/24	12,239	$47.00	—	$ 0.92 billion
2/1/24 - 2/29/24	57,852	46.68	—	0.92 billion
3/1/24 - 3/31/24	9,608	47.06	—	0.92 billion
Total	79,699	$46.78	—	$ 0.92 billion
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

2.1

Equity Capital Contribution Agreement, dated as of February 21, 2024, by and between Virginia Electric and Power Company and Dunedin Member LLC (Exhibit 2.1, Form 8-K filed February 26, 2024, File No. 1-8489 and File No. 000-55337).

		X	X

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of September 2, 2022 (Exhibit 3.1, Form 8-K filed September 2, 2022, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective February 21, 2024 (Exhibit 3.2.a, Form 10-K for the fiscal year ended December 31, 2023 filed February 21, 2024, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022, (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.2, Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated March 1, 2023 (Exhibit 4.3, Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated August 1, 2023 (Exhibit 4.2, Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated August 1, 2023 (Exhibit 4.3, Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated January 1, 2024 (Exhibit 4.2, Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated January 1, 2024 (Exhibit 4.3, Form 8-K filed January 8, 2024, File No. 000-55337).

		X	X

10.1	Form of 2024 Performance Grant Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.2	Form of 2024 Performance Share Award Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

10.3	Form of 2024 Performance Grant Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (filed herewith).	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 2, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 2, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer