Form 10-Q
period 2024-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2024-08-01
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At July 26, 2024, the latest practicable date for determination, Dominion Energy, Inc. had 838,938,399 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

2024 EJSNs	2024 Series A EJSNs and 2024 Series B EJSNs
2024 Series A EJSNs	Dominion Energy’s 2024 Series A Enhanced Junior Subordinated Notes due 2055
2024 Series B EJSNs	Dominion Energy’s 2024 Series B Enhanced Junior Subordinated Notes due 2054
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

The legal entity, Enbridge Inc., one or more of its consolidated subsidiaries (including Enbridge Elephant Holdings, LLC, Enbridge Parrot Holdings, LLC and Enbridge Quail Holdings, LLC), or the entirety of Enbridge Inc. and its consolidated subsidiaries

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

Questar Gas	Questar Gas Company (a subsidiary of Enbridge effective May 2024)
Questar Gas Transaction

The sale by Dominion Energy to Enbridge of all of its membership interests in Fall West Holdco LLC and its consolidated subsidiaries, which following a reorganization included Questar Gas, Wexpro, Wexpro II Company, Wexpro Development Company, Dominion Energy Wexpro Services Company, Questar InfoComm Inc. and Dominion Gas Projects Company, LLC, pursuant to a purchase and sale agreement entered into on September 5, 2023, which was completed on May 31, 2024

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

Rider GEN	A rate adjustment clause associated with recovery of costs being recovered under Riders BW, GV, four other riders associated with generation facilities and the Virginia LNG Storage Facility
Rider GT	A rate adjustment clause associated with the recovery of costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider OSW	A rate adjustment clause associated with costs incurred to construct, own and operate the CVOW Commercial Project
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
Rider RPS	A rate adjustment clause associated with the recovery of costs related to the mandatory renewable portfolio standard program established by the VCEA
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

Summer	V.C. Summer nuclear power station
Surry	Surry nuclear power station
Utah Commission	Utah Public Service Commission
VCEA	Virginia Clean Economy Act of March 2020
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia LNG Storage Facility	A proposed LNG storage facility in Brunswick and Greensville Counties, Virginia
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segment, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VPFS	Virginia Power Fuel Securitization, LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries (a subsidiary of Enbridge effective May 2024)
Wyoming Commission	Wyoming Public Service Commission

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(millions, except per share amounts)
Operating Revenue	$3,486	$3,166	$7,118	$7,049
Operating Expenses
Electric fuel and other energy-related purchases	918	939	1,877	1,961
Purchased electric capacity	21	15	33	23
Purchased gas	44	49	164	172
Other operations and maintenance	841	782	1,697	1,524
Depreciation and amortization	621	607	1,242	1,229
Other taxes	170	164	372	355
Impairment of assets and other charges	67	37	97	135
Losses (gains) on sales of assets	(1)	(21)	(2)	(23)
Total operating expenses	2,681	2,572	5,480	5,376
Income from operations	805	594	1,638	1,673
Other income (expense)	250	314	685	590
Interest and related charges	469	395	1,043	874
Income from continuing operations including noncontrolling interests before income tax expense	586	513	1,280	1,389
Income tax expense	95	98	229	274
Net Income From Continuing Operations	491	415	1,051	1,115
Net Income From Discontinued Operations(1)	81	168	195	449
Net Income Including Noncontrolling Interests	572	583	1,246	1,564
Noncontrolling Interests	—	—	—	—
Net Income Attributable to Dominion Energy	$572	$583	$1,246	$1,564
Amounts attributable to Dominion Energy
Net income from continuing operations	$491	$415	$1,051	$1,115
Net income from discontinued operations	81	168	195	449
Net income attributable to Dominion Energy	$572	$583	$1,246	$1,564
EPS - Basic
Net income from continuing operations	$0.55	$0.47	$1.20	$1.28
Net income from discontinued operations	0.10	0.20	0.23	0.54
Net income attributable to Dominion Energy	$0.65	$0.67	$1.43	$1.82
EPS - Diluted
Net income from continuing operations	$0.55	$0.47	$1.20	$1.28
Net income from discontinued operations	0.10	0.20	0.23	0.54
Net income attributable to Dominion Energy	$0.65	$0.67	$1.43	$1.82

(1)
Includes income tax expense (benefit) of $(19) million and $38 million for the three months ended June 30, 2024 and 2023, respectively, and $32 million and $94 million for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(millions)
Net income including noncontrolling interests	$572	$583	$1,246	$1,564
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	6	9	(3)
Changes in unrealized net gains (losses) on investment securities(2)	7	(1)	(19)	16
Changes in net unrecognized pension and other postretirement benefit costs(3)	(16)	—	(253)	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	9	8	16	16
Net realized (gains) losses on investment securities(5)	—	(2)	6	(1)
Net pension and other postretirement benefit costs (credits)(6)	55	(12)	60	(23)
Changes in other comprehensive income from equity method investees(7)	—	—	—	1
Total other comprehensive income (loss)	57	(1)	(181)	6
Comprehensive income including noncontrolling interests	629	582	1,065	1,570
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Dominion Energy	$629	$582	$1,065	$1,570

(1) Net of $(2) million and $(2) million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $(3) million and $1 million tax for the six months ended June 30, 2024 and 2023, respectively.

(2) Net of $(2) million and $3 million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $8 million and $(4) million tax for the six months ended June 30, 2024 and 2023, respectively.

(3) Net of $4 million and $— million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $88 million and $— million tax for the six months ended June 30, 2024 and 2023, respectively.

(4) Net of $(2) million and $(2) million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $(6) million and $(5) million tax for the six months ended June 30, 2024 and 2023, respectively.

(5) Net of $— million and $1 million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $(2) million and $— million tax for the six months ended June 30, 2024 and 2023, respectively.

(6) Net of $(20) million and $4 million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $(21) million and $8 million tax for the six months ended June 30, 2024 and 2023, respectively.

(7) Net of $— million and $— million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $— million and $— million tax for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$139	$184
Customer receivables (less allowance for doubtful accounts of $29 and $38)	2,256	2,251
Other receivables (less allowance for doubtful accounts of $2 and $1)	238	258
Inventories	1,758	1,698
Regulatory assets(2)	969	1,309
Other(2)	1,284	1,158
Current assets held for sale	4,108	18,529
Total current assets	10,752	25,387
Investments
Nuclear decommissioning trust funds	7,608	6,946
Investment in equity method affiliates	135	268
Other	341	324
Total investments	8,084	7,538
Property, Plant and Equipment
Property, plant and equipment	88,705	83,417
Accumulated depreciation and amortization	(25,342)	(24,637)
Total property, plant and equipment, net	63,363	58,780
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,349	8,356
Other	5,726	4,828
Total deferred charges and other assets	18,218	17,327
Total assets	$100,417	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year(2)	$1,800	$6,589
Supplemental credit facility borrowings	—	450
Short-term debt	3,162	3,956
Accounts payable	917	921
Accrued interest, payroll and taxes(2)	861	1,075
Regulatory liabilities	835	522
Other(3)	2,101	2,078
Current liabilities held for sale	1,830	8,885
Total current liabilities	11,506	24,476
Long-Term Debt
Long-term debt	32,615	32,368
Securitization bonds(2)	1,136	—
Junior subordinated notes	2,666	688
Other	200	192
Total long-term debt	36,617	33,248
Deferred Credits and Other Liabilities
Deferred income taxes	6,592	6,611
Deferred investment tax credits	1,084	1,098
Regulatory liabilities	8,996	8,674
Asset retirement obligations	6,775	5,641
Other	1,774	1,755
Total deferred credits and other liabilities	25,221	23,779
Total liabilities	73,344	81,503
Commitments and Contingencies (see Note 17)
Shareholders’ Equity
Preferred stock (see Note 16)	1,348	1,783
Common stock – no par(4)	23,809	23,728
Retained earnings	3,603	3,524
Accumulated other comprehensive loss	(1,687)	(1,506)
Shareholders’ equity	27,073	27,529
Noncontrolling interests	—	—
Total shareholders’ equity	27,073	27,529
Total liabilities and shareholders’ equity	$100,417	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 839 million shares outstanding at June 30, 2024 and 838 million shares outstanding at December 31, 2023.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2023	2	$1,783	836	$23,652	$4,248	$(1,565)	$28,118	$—	$28,118
Net income including noncontrolling interests					583		583	—	583
Issuance of stock			1	42			42		42
Stock awards (net of change in unearned compensation)				10			10		10
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(558)		(558)	—	(558)
Other comprehensive loss, net of tax						(1)	(1)		(1)
June 30, 2023	2	$1,783	837	$23,704	$4,253	$(1,566)	$28,174	$—	$28,174

March 31, 2024	2	$1,783	838	$23,763	$3,619	$(1,744)	$27,421	$—	$27,421
Net income including noncontrolling interests					572		572	—	572
Issuance of stock			1	36			36		36
Stock awards (net of change in unearned compensation)			—	11			11		11
Repurchase of preferred stock	(1)	$(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(28)		(28)		(28)
Common stock dividends ($0.6675 per share) and distributions					(560)		(560)	—	(560)
Other comprehensive income, net of tax						57	57		57
Other				(1)			(1)		(1)
June 30, 2024	1	$1,348	839	$23,809	$3,603	$(1,687)	$27,073	$—	$27,073

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2022	2	$1,783	835	$23,605	$3,843	$(1,572)	$27,659	$—	$27,659
Net income including noncontrolling interests					1,564		1,564	—	1,564
Issuance of stock			2	85			85		85
Stock awards (net of change in unearned compensation)				14			14		14
Preferred stock dividends (see Note 16)					(40)		(40)		(40)
Common stock dividends ($1.335 per common share) and distributions					(1,115)		(1,115)	—	(1,115)
Other comprehensive income, net of tax						6	6		6
Other					1		1		1
June 30, 2023	2	$1,783	837	$23,704	$4,253	$(1,566)	$28,174	$—	$28,174

December 31, 2023	2	$1,783	838	$23,728	$3,524	$(1,506)	$27,529	$—	$27,529
Net income including noncontrolling interests					1,246		1,246	—	1,246
Issuance of stock			1	67			67		67
Stock awards (net of change in unearned compensation)			—	15			15		15
Repurchase of preferred stock	(1)	$(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(48)		(48)		(48)
Common stock dividends ($1.335 per common share) and distributions					(1,119)		(1,119)	—	(1,119)
Other comprehensive loss, net of tax						(181)	(181)		(181)
Other				(1)			(1)		(1)
June 30, 2024	1	$1,348	839	$23,809	$3,603	$(1,687)	$27,073	$—	$27,073

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2024	2023
(millions)
Operating Activities
Net income including noncontrolling interests	$1,246	$1,564
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,389	1,563
Deferred income taxes	(54)	340
Deferred investment tax credits	(15)	(12)
Impairment of assets and other charges	128	150
Losses from East Ohio and Questar Gas Transactions	133	—
Gains on sales of assets	—	(31)
Net gains on nuclear decommissioning trust funds and other investments	(395)	(308)
Other adjustments	52	62
Changes in:
Accounts receivable	227	590
Inventories	(24)	(101)
Deferred fuel and purchased gas costs, net	699	416
Prepayments and deposits, net	(110)	285
Accounts payable	—	(694)
Accrued interest, payroll and taxes	(276)	(200)
Net realized and unrealized changes related to derivative activities	355	176
Pension and other postretirement benefits	(224)	(239)
Other operating assets and liabilities	(293)	(367)
Net cash provided by operating activities	2,838	3,194
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,734)	(4,850)
Acquisition of solar development projects	(187)	(12)
Proceeds from East Ohio and Questar Gas Transactions	7,247	—
Proceeds from sales of securities	1,579	1,138
Purchases of securities	(1,671)	(1,301)
Contributions to equity method affiliates	(8)	(48)
Distributions from equity method affiliates	126	1
Other	(24)	58
Net cash provided by (used in) investing activities	1,328	(5,014)
Financing Activities
Issuance (repayment) of short-term debt, net	(794)	1,152
364-day term loan facility borrowings	3,000	2,500
Repayment of 364-day term loan facility borrowings	(7,750)	—
Issuance and remarketing of long-term debt	3,243	1,660
Repayment and repurchase of long-term debt	(1,184)	(2,394)
Issuance of securitization bonds	1,282	—
Supplemental credit facility borrowings	—	450
Supplemental credit facility repayments	(450)	(450)
Repurchase of preferred stock	(440)	—
Issuance of common stock	66	85
Common dividend payments	(1,119)	(1,115)
Other	(114)	(94)
Net cash provided by (used in) financing activities	(4,260)	1,794
Decrease in cash, restricted cash and equivalents	(94)	(26)
Cash, restricted cash and equivalents at beginning of period	301	341
Cash, restricted cash and equivalents at end of period	$207	$315

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(millions)
Operating Revenue(1)	$2,537	$2,252	$5,026	$4,636
Operating Expenses
Electric fuel and other energy-related purchases(1)	707	707	1,408	1,506
Purchased electric capacity	16	10	29	18
Other operations and maintenance:
Affiliated suppliers	113	99	215	192
Other	407	345	836	693
Depreciation and amortization	445	432	893	879
Other taxes	72	67	165	152
Impairment of assets and other charges (benefits)	15	38	(2)	45
Total operating expenses	1,775	1,698	3,544	3,485
Income from operations	762	554	1,482	1,151
Other income (expense)	38	48	101	84
Interest and related charges(1)	204	182	394	363
Income before income tax expense	596	420	1,189	872
Income tax expense	117	86	245	183
Net Income	$479	$334	$944	$689
(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(millions)
Net income	$479	$334	$944	$689
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	6	9	(3)
Changes in unrealized net gains (losses) on investment securities(2)	1	(1)	(4)	3
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	1	—	2	—
Total other comprehensive income (loss)	4	5	7	—
Comprehensive income	$483	$339	$951	$689

(1)
Net of $(2) million and $(2) million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $(3) million and $1 million tax for the six months ended June 30, 2024 and 2023, respectively.
(2)
Net of $— million and $1 million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $1 million and $— million tax for the six months ended June 30, 2024 and 2023, respectively.
(3)
Net of $1 million and $— million tax for the three months ended June 30, 2024 and 2023, respectively, and net of $— million and $— million tax for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$41	$90
Customer receivables (less allowance for doubtful accounts of $22 and $30)	1,737	1,728
Other receivables (less allowance for doubtful accounts of $2 and $1)	108	121
Affiliated receivables	47	50
Inventories (average cost method)	1,107	1,085
Regulatory assets(2)	662	868
Other(2)(3)	444	375
Total current assets	4,146	4,317
Investments
Nuclear decommissioning trust funds	4,059	3,716
Other	4	4
Total investments	4,063	3,720
Property, Plant and Equipment
Property, plant and equipment	65,250	60,963
Accumulated depreciation and amortization	(17,663)	(17,096)
Total property, plant and equipment, net	47,587	43,867
Deferred Charges and Other Assets
Regulatory assets(2)	4,593	4,317
Other(3)	2,810	2,397
Total deferred charges and other assets	7,403	6,714
Total assets	$63,199	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year(2)	$531	$381
Short-term debt	—	455
Accounts payable	601	597
Payables to affiliates	112	111
Affiliated current borrowings	1,505	500
Accrued interest, payroll and taxes(2)	356	293
Regulatory liabilities	612	321
Derivative liabilities(3)	124	244
Other	1,369	1,285
Total current liabilities	5,210	4,187
Long-Term Debt
Long-term debt	17,684	17,043
Securitization bonds(2)	1,136	—
Other	88	72
Total long-term debt	18,908	17,115
Deferred Credits and Other Liabilities
Deferred income taxes	3,964	3,624
Deferred investment tax credits	649	656
Regulatory liabilities	6,298	5,978
Asset retirement obligations	4,726	4,276
Other(3)	1,085	1,125
Total deferred credits and other liabilities	16,722	15,659
Total liabilities	40,840	36,961
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(4)	8,987	8,987
Other paid-in capital	1,113	1,113
Retained earnings	12,236	11,541
Accumulated other comprehensive income	23	16
Total common shareholder’s equity	22,359	21,657
Total liabilities and shareholder’s equity	$63,199	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 324,245 shares outstanding at both June 30, 2024 and December 31, 2023.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
March 31, 2023	275	$5,738	$1,113	$10,444	$4	$17,299
Net income				334		334
Other comprehensive income, net of tax					5	5
June 30, 2023	275	$5,738	$1,113	$10,778	$9	$17,638

March 31, 2024	324	$8,987	$1,113	$11,757	$19	$21,876
Net income				479		479
Other comprehensive income, net of tax					4	4
June 30, 2024	324	$8,987	$1,113	$12,236	$23	$22,359

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2022	275	$5,738	$1,113	$10,089	$9	$16,949
Net income				689		689
Other comprehensive loss, net of tax					—	—
June 30, 2023	275	$5,738	$1,113	$10,778	$9	$17,638

December 31, 2023	324	$8,987	$1,113	$11,541	$16	$21,657
Net income				944		944
Dividends				(250)		(250)
Other comprehensive income, net of tax					7	7
Other				1		1
June 30, 2024	324	$8,987	$1,113	$12,236	$23	$22,359

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2024	2023
(millions)
Operating Activities
Net income	$944	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	968	961
Deferred income taxes	296	111
Deferred investment tax benefits	(8)	(8)
Impairment of assets and other charges (benefits)	(2)	44
Net (gains) on nuclear decommissioning trust funds and other investments	(52)	(45)
Other adjustments	(12)	(5)
Changes in:
Accounts receivable	(17)	4
Affiliated receivables and payables	5	(224)
Inventories	(22)	(88)
Prepayments and deposits, net	23	286
Deferred fuel expenses, net	254	386
Accounts payable	39	(27)
Accrued interest, payroll and taxes	62	27
Net realized and unrealized changes related to derivative activities	89	472
Other operating assets and liabilities	(133)	(130)
Net cash provided by operating activities	2,434	2,453
Investing Activities
Plant construction and other property additions	(4,489)	(3,236)
Purchases of nuclear fuel	(71)	(100)
Acquisition of solar development projects	(12)	(12)
Proceeds from sales of securities	1,073	719
Purchases of securities	(1,133)	(824)
Other	(3)	55
Net cash used in investing activities	(4,635)	(3,398)
Financing Activities
Issuance (repayment) of short-term debt, net	(455)	324
Issuance of affiliated current borrowings, net	1,005	306
Issuance and remarketing of long-term debt	1,243	1,660
Repayment and repurchase of long-term debt	(593)	(1,308)
Issuance of securitization bonds	1,282	—
Common dividend payments to parent	(250)	—
Other	(35)	(42)
Net cash provided by financing activities	2,197	940
Decrease in cash, restricted cash and equivalents	(4)	(5)
Cash, restricted cash and equivalents at beginning of period	90	24
Cash, restricted cash and equivalents at end of period	$86	$19

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, regulated gas distribution operations in the southeastern region of the U.S. and nonregulated electric generation. See Note 3 for a description of the sale of regulated gas distribution operations to Enbridge including the East Ohio Transaction, which was completed in March 2024, the Questar Gas Transaction, which was completed in May 2024, and the planned PSNC Transaction.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2024, their results of operations and changes in equity for the three and six months ended June 30, 2024 and 2023 and their cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2024	June 30, 2023	December 31, 2023	December 31, 2022
(millions)
Dominion Energy
Cash and cash equivalents(1)	$140	$137	$217	$153
Restricted cash and equivalents(2)(4)	67	178	84	188
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$207	$315	$301	$341
Virginia Power
Cash and cash equivalents	$41	$19	$90	$22
Restricted cash and equivalents(3)(4)	45	—	—	2
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$86	$19	$90	$24

(1)
At June 30, 2024, June 30, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had $1 million, $29 million, $33 million and $34 million, respectively, of cash and cash equivalents included in current assets held for sale.
(2)
At June 30, 2024, June 30, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had less than $1 million, $3 million, $4 million and $2 million, respectively, of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.
(4)
Includes $40 million attributable to VIEs at June 30, 2024.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Six Months Ended June 30,	2024	2023
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$929	$713
Leases(2)	196	279
(1)
See Notes 3 and 17 for noncash financing activities related to debt assumed with closing of the East Ohio Transaction and the Questar Gas Transaction and the transfer of property associated with the settlement of litigation.
(2)
Includes $51 million and $40 million of financing leases at June 30, 2024 and 2023, respectively, and $145 million and $239 million of operating leases at June 30, 2024 and 2023, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Six Months Ended June 30,	2024	2023
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$749	$550
Leases(1)	171	242

(1)
Includes $42 million and $36 million of financing leases at June 30, 2024 and 2023, respectively, and $129 million and $206 million of operating leases at June 30, 2024 and 2023, respectively.

Asset Retirement Obligations

In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Dominion Energy believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 19 different stations, including 12 at Virginia Power. In connection with this rule, in the second quarter of 2024, Dominion Energy and Virginia Power recorded an increase to their AROs of $1.1 billion and $420 million, respectively, with a corresponding increase of $536 million and $234 million, respectively, to regulatory assets for amounts recoverable through retail electric rates, including riders, for electric generation stations that have been retired, $505 million and $152 million, respectively, to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $34 million to other deferred charges and other assets for amounts associated with non-jurisdictional customers at Virginia Power. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

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

Note 3. Acquisitions and Dispositions

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which included the sale of East Ohio and was valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The sale closed in March 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS and FCC. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under 364-day term loan facilities. See Note 16 for additional information. The purchase price was subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. In October 2023, as required under the sale agreement, Dominion Energy filed a notice with the Ohio Commission. The internal reorganization in connection with the East Ohio Transaction was subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $102 million ($113 million after-tax) upon the closing of the transaction, including the write-off of $1.5 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 upon closing of the sale and became a component of current income tax expense on the loss on sale disclosed above. See Note 5 for additional information.

At the closing of the East Ohio Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of East Ohio for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which includes the sale of PSNC and is valued at approximately $3.1 billion, consisting of a purchase price of approximately $2.2 billion in cash and approximately $1.0 billion of assumed indebtedness. The purchase price will be subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The sale will be treated as a stock sale for tax purposes and is expected to close in the third quarter of 2024, subject to clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and North Carolina Commission as well as other customary closing and regulatory conditions. In November 2023, the waiting period under the Hart-Scott-Rodino Act expired. Also in November 2023, Dominion Energy submitted its initial filing request for approval by CFIUS, which was received in January 2024. In January 2024, Dominion Energy filed for approval with the FCC which was also received in January 2024. In October 2023, Dominion Energy filed for approval from the North Carolina Commission. In May 2024, a settlement stipulation supporting approval of the PSNC Transaction was filed with the North Carolina Commission. The internal reorganization in connection with the PSNC Transaction was subject to approval by the North Carolina Commission. Dominion Energy filed for such approval in September 2023 which was received in November 2023. The internal reorganization was completed in December 2023.

Upon closing, Dominion Energy will retain the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. The PSNC Transaction is subject to termination by either party if not completed by September 2024, subject to a potential three-month extension for receipt of regulatory approvals, with a termination fee of $78 million due to Dominion Energy under certain conditions. Based on the recorded balances at June 30, 2024, Dominion Energy expects to recognize a pre-tax gain of approximately $70 million ($50 million after-tax) upon closing, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. Dominion Energy recorded an additional charge of $16 million to adjust these deferred taxes to recorded balances as of June 30, 2024. These deferred taxes will reverse upon closing of the sale and become a component of current income tax expense on the gain on sale.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge will enter into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which included the sale of Questar Gas, Wexpro and related affiliates and was valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The sale closed in May 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and Utah and Wyoming Commissions. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under a 364-day term loan facility. See Note 16 for additional information. The purchase price is subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. In October 2023, as required under the sale agreement, Dominion Energy filed the notice with the Idaho Commission. The internal reorganization in connection with the Questar Gas Transaction was subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $31 million ($17 million after-tax gain) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which was not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $284 million ($279 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $462 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $22 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale disclosed above. See Note 5 for additional information.

At the closing of the Questar Gas Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of Questar Gas and Wexpro for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Other Sales

In February 2024, Dominion Energy entered into an agreement with AES to sell Birdseye and the Madison solar project for approximately $17 million in cash, subject to customary closing adjustments, which closed in April 2024. Dominion Energy recognized a charge of $68 million ($51 million after-tax) in the fourth quarter of 2023 to adjust the assets down to their realizable fair value. As a result, the gain on the sale recognized by Dominion Energy in the second quarter of 2024, including the effects of final closing adjustments, was inconsequential.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	PSNC Transaction	Questar Gas Transaction(1)	Other	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction(1)	Other
(millions)
Operating revenue	$109	$199	$—	$229	$407	$894	$—
Operating expense(2)	63	171	(9)	254	221	746	(8)
Other income (expense)	3	1	—	(17)	6	2	—
Interest and related charges	14	9	—	15	28	25	—
Income (loss) before income taxes	35	20	9	(57)	164	125	8
Income tax expense (benefit)	22	(36)	—	9	53	46	—
Net income (loss) attributable to Dominion Energy(3)	$13	$56	$9	$(66)	$111	$79	$8
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024 and the Questar Gas Transaction which closed on May 31, 2024.
(2)
East Ohio Transaction includes a charge of $45 million ($33 million after-tax) associated with an increase to certain pension retirement benefits attributable to a plan amendment and a contribution to the defined contribution employee savings plan. See Note 20 for further information on these transactions.
(3)
Excludes $(4) million and $(73) million of income tax expense (benefit) attributable to consolidated state adjustments for the three and six months ended June 30, 2024, respectively.

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$235	$120	$271	$2	$547	$446	$1,001	$3
Operating expense	153	98	233	19	369	306	812	22
Other income (expense)	7	3	2	—	15	5	3	—
Interest and related charges	17	12	17	1	32	25	33	1
Income (loss) before income taxes	72	13	23	(18)	161	120	159	(20)
Income tax expense (benefit)	6	2	3	(4)	19	26	32	(5)
Net income (loss) attributable to Dominion Energy(1)	$66	$11	$20	$(14)	$142	$94	$127	$(15)
(1)
Excludes $5 million and $(4) million of income tax expense (benefit) attributable to consolidated state and interim period tax allocation adjustments for the three and six months ended June 30, 2023, respectively.

The carrying value of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets were as follows:

	At June 30, 2024	At December 31, 2023
	PSNC Transaction	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(1)	$213	$497	$336	$764	$1
Property, plant and equipment, net	3,004	5,443	2,806	4,369	26
Other deferred charges and other assets, including goodwill(2) and intangible assets	827	2,659	834	766	—
Current liabilities(3)	172	560	224	389	7
Long-term debt(4)	948	2,286	948	1,205	—
Other deferred credits and liabilities(5)	710	1,437	711	1,116	2
(1)
Includes cash and cash equivalents of $1 million and $2 million within the PSNC Transaction at June 30, 2024 and December 31, 2023, respectively. Also includes regulatory assets of $81 million and $89 million within the PSNC Transaction at June 30, 2024 and December 31, 2023, respectively. In addition, includes cash and cash equivalents of $4 million and regulatory assets of $75 million within the East Ohio Transaction and cash and cash equivalents of $26 million and regulatory assets of $297 million within the Questar Gas Transaction at December 31, 2023.
(2)
Includes goodwill of $673 million at both June 30, 2024 and December 31, 2023 within the PSNC Transaction. Also includes regulatory assets of $81 million and $86 million within the PSNC Transaction at June 30, 2024 and December 31, 2023, respectively. In addition, includes goodwill of $1.5 billion and regulatory assets of $781 million within the East Ohio Transaction and goodwill of $720 million and regulatory assets of $(39) million within the Questar Gas Transaction at December 31, 2023.

(3)
Includes regulatory liabilities of $32 million and $44 million within the PSNC Transaction at June 30, 2024 and December 31, 2023, respectively. In addition, includes regulatory liabilities of $54 million within the East Ohio Transaction and $55 million within the Questar Gas Transaction at December 31, 2023.
(4)
Excludes PSNC’s issuance in July 2024 through private placement of $150 million of 5.65% senior notes and $150 million of 6.04% senior notes that mature in 2034 and 2054, respectively.
(5)
Includes regulatory liabilities of $427 million and $435 million within the PSNC Transaction at June 30, 2024 and December 31, 2023, respectively. In addition includes regulatory liabilities of $711 million within the East Ohio Transaction and $502 million within the Questar Gas Transaction at December 31, 2023.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction(1)	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$65	$189	$160	$—	$215	$99	$177	$—
Significant noncash items
Depreciation, depletion and amortization	—	—	—	—	71	44	86	2
Accrued capital expenditures		57			48	19	32	—
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024 and the Questar Gas Transaction which closed on May 31, 2024, respectively.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Regulated electric sales:
Residential	$1,284	$1,124	$2,649	$2,410	$976	$832	$2,028	$1,842
Commercial	1,191	1,147	2,285	2,217	972	917	1,853	1,783
Industrial	213	211	426	431	111	99	217	215
Government and other retail	252	232	509	476	237	213	478	442
Wholesale	33	36	69	80	24	22	53	51
Nonregulated electric sales	234	125	454	382	25	22	39	33
Regulated gas sales:
Residential	42	43	193	179
Commercial	28	28	76	81
Other	16	16	35	39
Regulated gas transportation and storage	5	5	9	9
Other regulated revenue	118	65	206	143	114	62	198	136
Other nonregulated revenues(1)(2)	39	48	68	85	9	22	19	33
Total operating revenue from contracts with customers	3,455	3,080	6,979	6,532	2,468	2,189	4,885	4,535
Other revenues(1)(3)	31	86	139	517	69	63	141	101
Total operating revenue	$3,486	$3,166	$7,118	$7,049	$2,537	$2,252	$5,026	$4,636

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Sales of renewable energy credits were $7 million and $24 million for the three months ended June 30, 2024 and 2023, respectively, and $12 million and $29 million for the six months ended June 30, 2024 and 2023, respectively, at Dominion Energy and $3 million and $19 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $22 million for the six months ended June 30, 2024 and 2023, respectively, at Virginia Power.
(3)
Includes alternative revenue of $33 million and $50 million for the three months ended June 30, 2024 and 2023, respectively, and $61 million and $77 million for the six months ended June 30, 2024 and 2023, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at June 30, 2024.

At June 30, 2024 and December 31, 2023, Dominion Energy’s contract liability balances were $51 million and $47 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, Virginia Power’s contract liability balances were $43 million and $40 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2024 and 2023, Dominion Energy recognized revenue of $44 million and $47 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2024 and 2023, Virginia Power recognized $40 million and $39 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Six Months Ended June 30,	2024	2023	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.2	3.8	4.4	4.6
Investment tax credits	(1.3)	(1.2)	(0.8)	(0.8)
Production tax credits	(2.2)	(0.5)	(2.0)	(0.8)
Reversal of excess deferred income taxes	(2.5)	(2.0)	(1.8)	(2.3)
AFUDC - equity	(0.7)	(0.1)	(0.6)	(0.1)
Other, net	0.4	(1.3)	0.4	(0.5)
Effective tax rate	17.9%	19.7%	20.6%	21.1%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024. The amount of the credit to be realized, if any, is a function of annual qualified production levels and gross receipts determined for each of the Companies’ nuclear units that cannot be fully determined until the completion of the calendar year. For the six months ended June 30, 2024, Virginia Power recorded a $17 million tax benefit which represents a prorated portion of the estimated net realizable value of the nuclear production tax credit. The ultimate nuclear production tax credit realized by the Companies could vary significantly based on actual market prices, qualifying production and/or final computational U.S. Treasury guidance.

As of June 30, 2024, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $32 million and $94 million for the six months ended June 30, 2024 and 2023, respectively. Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which was or will be treated as a stock sale for income tax purposes. During 2023 in connection with the pending sales, Dominion Energy recorded a charge of $825 million to establish deferred tax liabilities to reflect the excess of financial reporting basis over tax basis in stock of the entities to be sold. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these transactions.

Dominion Energy recorded tax expense of $11 million for the six months ended June 30, 2024, including the reversal of $29 million of these previously established deferred tax liabilities associated with East Ohio through income tax expense. Following the internal reorganization discussed in Note 3 and upon closing of the East Ohio and Questar Gas Transactions, Dominion Energy recorded a tax benefit of $75 million, including the reversal of $462 million of these previously established deferred tax liabilities associated with Questar Gas, Wexpro and related affiliates through income tax expense. In addition, Dominion Energy recorded a charge of $16 million to remeasure deferred tax liabilities reflecting the excess of financial reporting basis over tax basis for PSNC. These deferred taxes will reverse upon closing of the PSNC Transaction, which is expected to occur in the third quarter of 2024.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$491	$415	$1,051	$1,115
Preferred stock dividends (see Note 16)	(19)	(20)	(39)	(40)
Preferred stock deemed dividends (see Note 16)	(9)	—	(9)	—
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	463	395	$1,003	$1,075
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$81	$168	$195	$449
Average shares of common stock outstanding - Basic	838.3	836.0	838.0	835.6
Net effect of dilutive securities(1)	—	0.2	—	0.3
Average shares of common stock outstanding - Diluted	838.3	836.2	838.0	835.9
EPS from continuing operations - Basic	$0.55	$0.47	$1.20	$1.28
EPS from discontinued operations - Basic	0.10	0.20	$0.23	0.54
EPS attributable to Dominion Energy - Basic	$0.65	$0.67	$1.43	$1.82
EPS from continuing operations - Diluted	$0.55	$0.47	$1.20	$1.28
EPS from discontinued operations - Diluted	0.10	0.20	$0.23	0.54
EPS attributable to Dominion Energy - Diluted	$0.65	$0.67	$1.43	$1.82
(1)
Certain of the forward sales agreements entered into in the second quarter of 2024 are considered dilutive securities but have an inconsequential impact for the three and six months ended June 30, 2024 (applying the treasury stock method). Dilutive securities for the three and six months ended June 30, 2023 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Notes 16 and 17 for additional information.

Certain of the forward sales agreements entered into in the second quarter of 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for three and six months ended June 30, 2024 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended June 30, 2024
Beginning balance	$(202)	$(20)	$(1,522)	$—	$(1,744)
Other comprehensive income (loss) before reclassifications: gains (losses)	2	7	(16)	—	(7)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Other income (expense)	—	—	75	—	75
Total	11	—	75	—	86
Income tax expense (benefit)	(2)	—	(20)	—	(22)
Total, net of tax	9	—	55	—	64
Net current period other comprehensive income (loss)	11	7	39	—	57
Ending balance	$(191)	$(13)	$(1,483)	$—	$(1,687)
Three Months Ended June 30, 2023
Beginning balance	$(250)	$(26)	$(1,287)	$(2)	$(1,565)
Other comprehensive income (loss) before reclassifications: gains (losses)	6	(1)	—	—	5
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10	—	—	—	10
Other income (expense)	—	(3)	(16)	—	(19)
Total	10	(3)	(16)	—	(9)
Income tax expense (benefit)	(2)	1	4	—	3
Total, net of tax	8	(2)	(12)	—	(6)
Net current period other comprehensive income (loss)	14	(3)	(12)	—	(1)
Ending balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $64 million, $68 million, $79 million and $83 million tax at June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023, respectively.
(3)
Net of $3 million, $6 million, $9 million and $6 million tax at June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023, respectively.
(4)
Net of $522 million, $538 million, $453 million and $449 million tax at June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023, respectively.
(5)
Net of $— million tax at June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Six Months Ended June 30, 2024
Beginning balance	$(216)	$—	$(1,290)	$—	$(1,506)
Other comprehensive income (loss) before reclassifications: gains (losses)	9	(19)	(253)	—	(263)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	22	—	—	—	22
Other income (expense)	—	8	81	—	89
Total	22	8	81	—	111
Income tax expense (benefit)	(6)	(2)	(21)	—	(29)
Total, net of tax	16	6	60	—	82
Net current period other comprehensive income (loss)	25	(13)	(193)	—	(181)
Ending balance	$(191)	$(13)	$(1,483)	$—	$(1,687)
Six Months Ended June 30, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	16	—	1	14
Amounts reclassified from AOCI: (gains) losses				—
Interest and related charges	21	—	—	—	21
Other income (expense)	—	(1)	(31)	—	(32)
Total	21	(1)	(31)	—	(11)
Income tax expense (benefit)	(5)	—	8	—	3
Total, net of tax	16	(1)	(23)	—	(8)
Net current period other comprehensive income (loss)	13	15	(23)	1	6
Ending balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $64 million, $73 million, $79 million and $83 million tax at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively.
(3)
Net of $3 million, $(2) million, $9 million and $13 million tax at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively.
(4)
Net of $522 million, $456 million, $453 million and $445 million tax at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively.
(5)
Net of $— million tax at June 30, 2024, December 31, 2023, June 30, 2023 and $1 million tax at December 31, 2022, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended June 30, 2024
Beginning balance	$22	$(3)	$19
Other comprehensive income (loss) before reclassifications: gains (losses)	2	1	3
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	1	1
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	2	2	4
Ending balance	$24	$(1)	$23
Three Months Ended June 30, 2023
Beginning balance	$7	$(3)	$4
Other comprehensive income (loss) before reclassifications: gains (losses)	6	(1)	5
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	6	(1)	5
Ending balance	$13	$(4)	$9
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(8) million, $(7) million, $(4) million and $(2) million tax at June 30, 2024, March 31, 2024, June 30, 2023 and March 31, 2023, respectively.
(3)
Net of $— million tax at June 30, 2024 and $1 million tax at March 31, 2024, June 30, 2023, and March 31, 2023, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Six Months Ended June 30, 2024
Beginning balance	$15	$1	$16
Other comprehensive income (loss) before reclassifications: gains (losses)	9	(4)	5
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	—	—
Total, net of tax	—	2	2
Net current period other comprehensive income (loss)	9	(2)	7
Ending balance	$24	$(1)	$23
Six Months Ended June 30, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	3	—
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(3)	3	—
Ending balance	$13	$(4)	$9
(1)
Comprised entirely of interest rate derivative hedging activities.

(2)
Net of $(8) million, $(5) million, $(4) million and $(5) million tax at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively.
(3)
Net of $— million, $— million, $1 million and $2 million tax at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively.
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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at June 30, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	89	(6)-13	4	89	(6)-13	4
Electricity	Discounted cash flow	Market price (per MWh)	(3)	253	28-111	53
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	43	1-7	3	21	1-6	3
		Price volatility	(4)		10%-75%	45%		19%-72%	52%
Total assets				$385			$110
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$3	(2)-2	(1)	$3	(2)-2	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	2	(6)-13	(1)	2	(6)-13	(1)
Electricity	Discounted cash flow	Market price (per MWh)	(3)	20	34-126	66
Total liabilities				$25			$5
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

Nonrecurring Fair Value Measurements

See Note 11 for information regarding impairment charges recorded by Dominion Energy associated with corporate office buildings and nonregulated renewable natural gas facilities.

In the second quarter of 2023, Dominion Energy recorded a charge of $15 million ($11 million after-tax) presented within discontinued operations in its Consolidated Statements of Income to adjust certain nonregulated solar assets down to their estimated fair value, using a market approach, of $22 million. The valuation is considered a Level 2 fair value measurement given that it is based on bids received. As discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, these assets were sold in August 2023.

Recurring Fair Value Measurements

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2024
Assets
Derivatives:
Commodity	$—	$200	$385	$585	$—	$70	$110	$180
Interest rate	—	998	—	998	—	208	—	208
Foreign currency exchange rate	—	1	—	1	—	1	—	1
Investments(1):
Equity securities:
U.S.	5,163	—	—	5,163	2,662	—	—	2,662
Fixed income:
Corporate debt instruments	—	581	—	581	—	347	—	347
Government securities	237	1,267	—	1,504	140	724	—	864
Other	132	—	—	132	80	—	—	80
Total assets	$5,532	$3,047	$385	$8,964	$2,882	$1,350	$110	$4,342
Liabilities
Derivatives:
Commodity	$—	$166	$25	$191	$—	$71	$5	$76
Interest rate	—	536	—	536	—	11	—	11
Foreign currency exchange rate	—	112	—	112	—	112	—	112
Total liabilities	$—	$814	$25	$839	$—	$194	$5	$199
December 31, 2023
Assets
Derivatives:
Commodity	$—	$325	$225	$550	$—	$96	$21	$117
Interest rate	—	800	—	800	—	181	—	181
Investments(1):
Equity securities:
U.S.	4,527	—	—	4,527	2,362	—	—	2,362
Fixed income:
Corporate debt instruments	—	500	—	500	—	274	—	274
Government securities	219	1,238	—	1,457	129	687	—	816
Cash equivalents and other	31	—	—	31	20	—	—	20
Total assets	$4,777	$2,863	$225	$7,865	$2,511	$1,238	$21	$3,770
Liabilities
Derivatives:
Commodity	$—	$160	$139	$299	$—	$95	$137	$232
Interest rate	—	359	—	359	—	45	—	45
Foreign currency exchange rate	—	39	—	39	—	39	—	39
Total liabilities	$—	$558	$139	$697	$—	$179	$137	$316

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $222 million and $457 million of assets at Dominion Energy, inclusive of $88 million and $217 million at Virginia Power, at June 30, 2024 and December 31, 2023, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Beginning balance	$190	$206	$86	$422	$(38)	$55	$(116)	$221
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	2	2	(6)	2
Electric fuel and other energy- related purchases	(27)	(36)	(148)	(87)	(27)	(36)	(146)	(88)
Discontinued operations	—	—	(1)	—
Included in regulatory assets/ liabilities	176	(74)	307	(290)	149	(58)	226	(224)
Settlements	18	36	94	71	20	36	120	72
Purchases	1	—	28	16	1	—	21	16
Ending balance	$360	$134	$360	$134	$105	$(3)	$105	$(3)

Dominion Energy had $2 million and $(6) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2024, respectively, and $2 million of unrealized gains included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2023. Virginia Power had no unrealized gains or losses for the three and six months ended June 30, 2024 and 2023.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
June 30, 2024
Long-term debt(2)	$34,311	$31,558	$18,033	$16,301
Supplemental credit facility borrowings	—	—
Securitization bonds(3)	1,282	1,278	1,282	1,278
Junior subordinated notes(2)	3,367	3,450
December 31, 2023
Long-term debt(2)	$42,526	$40,539	$17,392	$16,418
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,388	1,374

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at June 30, 2024 and December 31, 2023. Additionally, Dominion Energy carrying amounts include portions classified as current liabilities held for sale at both June 30, 2024 and December 31, 2023.

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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
June 30, 2024
Commodity contracts:
Over-the-counter	$253	$41	$—	$212	$160	$19	$—	$141
Exchange	100	95	—	5	4	4	—	—
Interest rate contracts:
Over-the-counter	998	374	—	624	208	1	—	207
Foreign currency exchange rate contracts:
Over-the-counter	1	1	—	—	1	1	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,352	$511	$—	$841	$373	$25	$—	$348
December 31, 2023
Commodity contracts:
Over-the-counter	$289	$26	$—	$263	$112	$13	$—	$99
Exchange	118	33	15	70	4	3	—	1
Interest rate contracts:
Over-the-counter	800	191	—	609	181	11	—	170
Total derivatives, subject to a master netting or similar arrangement	$1,207	$250	$15	$942	$297	$27	$—	$270

(1)
Excludes derivative assets of $232 million and $143 million at Dominion Energy and $16 million and $1 million at Virginia Power at June 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
June 30, 2024
Commodity contracts:
Over-the-counter	$92	$39	$—	$53	$25	$17	$—	$8
Exchange	95	95	—	—	4	4	—	—
Interest rate contracts:
Over-the-counter	536	376	—	160	11	3	—	8
Foreign currency exchange rate contracts:
Over-the-counter	112	1	—	111	112	1	—	111
Total derivatives, subject to a master netting or similar arrangement	$835	$511	$—	$324	$152	$25	$—	$127
December 31, 2023
Commodity contracts:
Over-the-counter	$266	$26	$30	$210	$153	$13	$30	$110
Exchange	33	33	—	—	3	3	—	—
Interest rate contracts:
Over-the-counter	359	186	—	173	45	6	—	39
Foreign currency exchange rate contracts:
Over-the-counter	39	5	—	34	39	5	—	34
Total derivatives, subject to a master netting or similar arrangement	$697	$250	$30	$417	$240	$27	$30	$183

(1)
Excludes derivative liabilities of $4 million at Dominion Energy at June 30, 2024 and $47 million and $76 million at Virginia Power at June 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2023 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at June 30, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	41	10	37	10
Basis(2)	195	329	163	329
Electricity (MWh in millions):
Fixed price	18	38	8	4
FTRs	100		100
Interest rate(3) (in millions)	$3,862	$10,112	$1,200	$1,050
Foreign currency exchange rate(3) (in millions)
Danish Krone	1,486 kr.	1,983 kr.	1,486 kr.	1,983 kr.
Euro	€861	€832	€861	€832
(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at June 30, 2024:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(191)	$(30)	378 months	$24	$—	378 months
Total	$(191)	$(30)		$24	$—

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
(millions)
At June 30, 2024
ASSETS
Current Assets
Commodity	$—	$288	$288	$—	$166	$166
Interest rate	109	352	461	109	—	109
Total current derivative assets(1)	109	640	749	109	166	275
Noncurrent Assets
Commodity	—	297	297	—	14	14
Interest rate	99	438	537	99	—	99
Foreign currency exchange rate	—	1	1	—	1	1
Total noncurrent derivative assets(2)	99	736	835	99	15	114
Total derivative assets	$208	$1,376	$1,584	$208	$181	$389
LIABILITIES
Current Liabilities
Commodity	$—	$123	$123	$—	$61	$61
Interest rate	11	132	143	11	—	11
Foreign currency exchange rate	—	52	52	—	52	52
Total current derivative liabilities(3)	11	307	318	11	113	124
Noncurrent Liabilities
Commodity	—	68	68	—	15	15
Interest rate	—	393	393	—	—	—
Foreign currency exchange rate	—	60	60	—	60	60
Total noncurrent derivative liabilities(4)	—	521	521	—	75	75
Total derivative liabilities	$11	$828	$839	$11	$188	$199
December 31, 2023
ASSETS
Current Assets
Commodity	$—	$312	$312	$—	$91	$91
Interest rate	143	298	441	143	—	143
Total current derivative assets(1)	143	610	753	143	91	234
Noncurrent Assets
Commodity	—	238	238	—	26	26
Interest rate	38	321	359	38	—	38
Total noncurrent derivative assets(2)	38	559	597	38	26	64
Total derivative assets	$181	$1,169	$1,350	$181	$117	$298
LIABILITIES
Current Liabilities
Commodity	$—	$244	$244	$—	$188	$188
Interest rate	45	76	121	45	—	45
Foreign currency exchange rate	—	11	11	—	11	11
Total current derivative liabilities(3)	45	331	376	45	199	244
Noncurrent Liabilities
Commodity	—	55	55	—	44	44
Interest rate	—	238	238	—	—	—
Foreign currency exchange rate	—	28	28	—	28	28
Total noncurrent derivative liabilities(4)	—	321	321	—	72	72
Total derivative liabilities	$45	$652	$697	$45	$271	$316
(1)
Includes $21 million and $54 million recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively, with the remaining current derivative assets presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
Noncurrent derivative assets are presented in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(3)
Includes less than $1 million and $30 million recorded in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

(4)
Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$4	$(11)	$42	$4	$—	$41
Total	$4	$(11)	$42	$4	$—	$41
Three Months Ended June 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$8	(10)	$88	$8	$—	$88
Total	$8	$(10)	$88	$8	$—	$88
Six Months Ended June 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$12	$(22)	$130	$12	$—	$129
Total	$12	$(22)	$130	$12	$—	$129
Six Months Ended June 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(4)	$(21)	$(32)	$(4)	$—	$(32)
Total	$(4)	$(21)	$(32)	$(4)	$—	$(32)

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(15)	$26	$61	$421	$35	$10	$76	$19
Electric fuel and other energy-related purchases	(42)	(73)	(190)	(118)	(41)	(73)	(187)	(119)
Operations and maintenance	—	2	—	2	—	2	—	2
Discontinued operations	(1)	—	(25)	94
Interest rate:
Interest and related charges	(13)	29	(91)	(47)
Discontinued operations	—	50	—	24
Total	$(71)	$34	$(245)	$376	$(6)	$(61)	$(111)	$(98)

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

Note 10. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $145 million and $119 million at June 30, 2024 and December 31, 2023, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2024
Equity securities:(1)
U.S.	$1,264	$3,897	$(7)			$5,154	$733	$2,023	$(6)			$2,750
Fixed income securities:(2)
Corporate debt instruments	591	5	(25)		$—	571	365	2	(20)		$—	347
Government securities	1,505	11	(38)		—	1,478	877	6	(19)		—	864
Common/ collective trust funds	—	—	—		—	—	—	—	—		—	—
Other	121	—	—		—	121	80	—	—		—	80
Insurance contracts	243	—	—			243
Cash equivalents and other(3)	41	—	—		—	41	18	—	—		—	18
Total	$3,765	$3,913	$(70)	(4)	$—	$7,608	$2,073	$2,031	$(45)	(4)	$—	$4,059
December 31, 2023
Equity securities:(1)
U.S.	$1,276	$3,270	$(10)			$4,536	$759	$1,706	$(10)			$2,455
Fixed income securities:(2)
Corporate debt instruments	508	10	(27)		$—	491	292	3	(21)		$—	274
Government securities	1,426	28	(24)		—	1,430	811	17	(12)		—	816
Common/ collective trust funds	161	—	—		—	161	124	—	—		—	124
Insurance contracts	244	—	—			244
Cash equivalents and other(3)	84	—	—		—	84	47	—	—		—	47
Total	$3,699	$3,308	$(61)	(4)	$—	$6,946	$2,033	$1,726	$(43)	(4)	$—	$3,716

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $27 million and $49 million at June 30, 2024 and December 31, 2023, respectively. Virginia Power includes pending sales of securities of $17 million and $27 million at June 30, 2024, and December 31, 2023, respectively.

(4)
Dominion Energy’s fair value of securities in an unrealized loss position was $1.3 billion and $764 million at June 30, 2024 and December 31, 2023, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $738 million and $384 million at June 30, 2024 and December 31, 2023, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Net gains (losses) recognized during the period	$178	$294	$637	$520	$86	$153	$328	$269
Less: Net (gains) losses recognized during the period on securities sold during the period	6	1	(4)	3	4	2	(5)	3
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$184	$295	$633	$523	$90	$155	$323	$272
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2024 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$167	$109
Due after one year through five years	561	298
Due after five years through ten years	427	264
Due after ten years	1,015	620
Total	$2,170	$1,291

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Proceeds from sales	$884	$594	$1,579	$1,138	$602	$346	$1,073	$719
Realized gains(1)	27	22	59	43	16	8	39	25
Realized losses(1)	34	36	72	77	22	14	45	45
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity losses on its investments of less than $1 million and equity earnings on its investments of $3 million for the six months ended June 30, 2024 and 2023, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(11) million and $184 million for the six months ended June 30, 2024 and 2023, respectively, in discontinued operations, including amounts related to its investments in Cove Point and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of $134 million and $185 million for the six months ended June 30, 2024 and 2023, respectively. Dominion Energy made contributions of $4 million and $48 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $12 million and $18 million, respectively. At June 30, 2024, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $2 million attributable to capitalized interest. At December 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest.

Cove Point

See Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the sale of Dominion Energy’s remaining interest in Cove Point to BHE, which closed in September 2023.

Dominion Energy recorded distributions from Cove Point of $95 million and $178 million for the three and six months ended June 30, 2023, respectively.

Amounts presented within discontinued operations within Dominion Energy’s Consolidated Statements of Income related to Cove Point for the three and six months ended June 30, 2023 were $90 million and $166 million of earnings on equity method investees, $(11) million and $51 million of interest expense (benefit) and $21 million and $24 million of income tax expense, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of $1 million and equity earnings of $18 million for the three months ended June 30, 2024 and 2023, respectively, in discontinued operations. Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of $12 million and equity earnings of $17 million for the six months ended June 30, 2024 and 2023, respectively, in discontinued operations.

At June 30, 2024 and December 31, 2023, Dominion Energy has recorded a liability of $13 million and $4 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

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

Acquisition of Offshore Wind Project

In July 2024, Virginia Power entered into an agreement to acquire an approximately 40,000-acre area lease 27 miles off the coast of North Carolina in federal waters and associated project assets in the early stages of development for approximately $160 million. The transaction is expected to close by the end of 2024 contingent upon receipt of approval from BOEM and other customary regulatory approvals. The CVOW South project, if constructed, is expected to have a generating capacity of 800 MW with ultimate development of the project dependent upon the receipt of approvals from the Virginia Commission and other permitting entities. The project would support Virginia Power’s ability to meet the renewable energy portfolio standards established in the VCEA.

Sales of Corporate Office Buildings

In the second quarter of 2024, Dominion Energy recorded a charge of $17 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $23 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building, which had previously been under an agreement to be sold as discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both June 30, 2024 and December 31, 2023.

In the first quarter of 2023, Dominion Energy recorded a charge of $91 million ($68 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both June 30, 2024 and December 31, 2023. Dominion Energy completed the sale in July 2024.

Nonregulated Renewable Natural Gas Facilities

In the second quarter of 2024, Dominion Energy recorded an impairment charge of $33 million ($25 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to write down the long-lived assets of certain nonregulated renewable natural gas facilities under development to their estimated fair value of less than $1 million. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in future cash flows and market prices.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$55	$245	$19	$95
Securitized cost of fuel used in electric generation(2)	121	—	121	—
Deferred rider costs for Virginia electric utility(3)	167	270	167	270
Ash pond and landfill closure costs(4)	155	200	155	200
Deferred nuclear refueling outage costs(5)	83	63	83	63
NND Project costs(6)	138	138
Derivatives(7)	33	162	31	160
Other	217	231	86	80
Regulatory assets-current	969	1,309	662	868
Unrecognized pension and other postretirement benefit costs(8)	495	1,036	—	—
Deferred rider costs for Virginia electric utility(3)	598	496	598	496
Interest rate hedges(9)	167	168	—	—
AROs and related funding(10)	386	379
NND Project costs(6)	1,880	1,949
CCR remediation, ash pond and landfill closure costs(4)	2,962	2,410	2,646	2,407
Deferred cost of fuel used in electric generation(1)	—	1,221	—	1,221
Securitized cost of fuel used in electric generation(2)	1,123	—	1,123	—
Derivatives(7)	142	107	105	66
Other	596	590	121	127
Regulatory assets-noncurrent	8,349	8,356	4,593	4,317
Total regulatory assets	$9,318	$9,665	$5,255	$5,185
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	260	—	260	—
Provision for future cost of removal and AROs(11)	118	118	118	118
Reserve for refunds and rate credits to electric utility customers(12)	80	83	—	—
Income taxes refundable through future rates(13)	107	107	70	70
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	90	7	73	—
Other	113	140	91	133
Regulatory liabilities-current	835	522	612	321
Income taxes refundable through future rates(13)	3,016	3,076	2,195	2,237
Provision for future cost of removal and AROs(11)	1,825	1,818	1,190	1,185
Nuclear decommissioning trust(15)	2,374	2,098	2,373	2,098
Monetization of guarantee settlement(14)	602	635
Interest rate hedges(9)	354	233	354	233
Reserve for refunds and rate credits to electric utility customers(12)	193	237	—	—
Overrecovered other postretirement benefit costs(16)	169	155
Derivatives(7)	215	136	—	—
Other	248	286	186	225
Regulatory liabilities-noncurrent	8,996	8,674	6,298	5,978
Total regulatory liabilities	$9,831	$9,196	$6,910	$6,299
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
(4)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, the balance at June 30, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 2.
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
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries. Includes regulatory assets of $10 million at June 30, 2024 and regulatory assets of $215 million and regulatory liabilities of $12 million at December 31, 2023 related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio (at December 31, 2023 only), Questar Gas (at December 31, 2023 only) and PSNC Transactions which will be reclassified to AOCI upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of June 30, 2024.
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

At June 30, 2024, Dominion Energy and Virginia Power regulatory assets include $6.3 billion and $4.7 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

In May 2024, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2024 and to return an estimated $266 million net over-recovered balance through June 30, 2024. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $636 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2024. In May 2024, the Virginia Commission ordered that Virginia Power’s proposed total fuel factor rate be placed into effect on an interim basis for usage on and after July 1, 2024. This matter is pending.

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

Virginia LNG Storage Facility

In June 2024, Virginia Power filed a petition with the Virginia Commission to amend the CPCNs for Brunswick County and Greensville County to construct and operate an LNG production, storage and regasification facility and related transmission facilities adjacent to Greensville County. When complete, the facility will store the liquefied equivalent of approximately 2.0 bcf and would be able to regasify approximately 25% of its storage capacity per day and liquefy less than 1% of its storage capacity per day. The facility will serve as a backup fuel source for Brunswick County and Greensville County to support operations and improve system reliability. The facility is expected to cost approximately $550 million, excluding financing costs, and be placed into service by the end of 2027. This matter is pending.

Riders

Other than the following matters, there have been no significant developments regarding the significant riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	March 2024	Pending	December 2024	$103	$(91)
Rider CE(2)	October 2023	March 2024	May 2024	133	44
Rider GEN(3)	June 2024	Pending	April 2025	438	N/A
Rider GEN	June 2024	Pending	April 2026	311	(127)
Rider GT	August 2023	May 2024	June 2024	145	131
Rider OSW	November 2023	July 2024	September 2024	486	215
Rider RPS	December 2023(7)	Pending	September 2024	358	262
Rider SNA	October 2023	July 2024	September 2024	69	19
Rider T1(4)	May 2024	July 2024	September 2024	1,170	291
Rider U(5)	October 2023	July 2024	August 2024	150	76
DSM Riders(6)	December 2023	July 2024	September 2024	86	(21)
(1)
In addition, Virginia Power has various riders associated with other projects with an aggregate total annual revenue requirement of approximately $20 million as of June 30, 2024.
(2)
The Virginia Commission approved four solar generation projects and 13 power purchase agreements in addition to previously approved Rider CE projects. In addition, the approved total revenue requirement includes amounts which had previously been collected under a separate rider.
(3)
Includes $348 million in total revenue requirement related to the consolidation of Riders BW, GV and four other riders associated with generation facilities, ceasing the separate collection of rates under these riders effective April 1, 2025 and the extension of existing rates for Rider BW through March 2025. In addition, Virginia Power also requests approval to recover costs associated with the Virginia LNG Storage Facility described above.
(4)
Consists of $532 million for the transmission component of Virginia Power’s base rates and $638 million for Rider T1.
(5)
Consists of $72 million for previously approved phases and $78 million for phase seven costs for Rider U. In addition, the Virginia Commission approved Virginia Power’s request to extend existing rates for Rider U through July 2024.
(6)
Associated with an additional three new energy efficiency programs and one new demand response program with a $102 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(7)
Virginia Power amended its application in February 2024.

In June 2024, the Virginia Commission approved Virginia Power’s request, filed in May 2024, to cease Rider RGGI effective July 2024.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	Pending	500- 230 kV	10	$690
Partial rebuild Fredericksburg-Aquia Harbour transmission lines and related projects in Stafford County and the City of Fredericksburg, Virginia	March 2024	Pending	230- 115 kV	24	135
Construct new Apollo-Twin Creeks transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	Pending	230 kV	2	285
Rebuild Dooms-Harrisonburg transmission lines and related projects in the Counties of Augusta and Rockingham and the Town of Grottoes, Virginia	April 2024	Pending	230 kV	22	60
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	Pending	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	Pending	230 kV	6	170
(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved or applied for and currently pending approval with aggregate cost estimates of approximately $145 million and $25 million, respectively.

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

In July 2024, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions commencing with service rendered on September 1, 2024 and an authorized ROE of 9.94%. In addition, the comprehensive settlement agreement includes that DESC would provide a one-time bill credit in 2024 of approximately $7 million primarily to residential customers. If approved, DESC would expect to record an approximately $50 million charge primarily to write down certain materials and supplies inventory. This matter is pending.

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

Electric - Transmission Project

In March 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Church Creek - Charleston Transmission Line, comprised of a 7-mile 230 kV transmission line and associated facilities in Charleston County, South Carolina with an estimated total project cost of $40 million. In July 2024, the South Carolina Commission approved the application.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy’s Consolidated Statements of Income include $6 million and $9 million for the three and six months ended June 30, 2024, respectively, and $6 million and $11 million for the three and six months ended June 30, 2023, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include less than $1 million and $3 million for the three and six months ended June 30, 2024, respectively, and $2 million and $3 million for the three and six months ended June 30, 2023, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $128 million and $113 million for the three months ended June 30, 2024 and 2023, respectively, and $243 million and $226 million for the six months ended June 30, 2024 and 2023, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $32 million at both June 30, 2024 and December 31, 2023, recorded in payables to affiliates.

As described in Note 18 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. Virginia Power’s Consolidated Balance Sheet at June 30, 2024 included balances for VPFS in regulatory assets-current ($121 million), other current assets ($40 million), regulatory assets-noncurrent ($1.1 billion), securities due within one year ($146 million), accrued interest, payroll and taxes ($24 million) and securitization bonds ($1.1 billion).

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

At June 30, 2024, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)(2)	$6,000	$2,682	$23	$3,295
(1)
This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $2.0 billion of letters of credit.
(2)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

DESC’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with the Companies. At June 30, 2024, the sub-limit for DESC was $500 million.

In addition to the credit facility mentioned above and Virginia Power’s letter of credit facilities mentioned below, Dominion Energy also had a credit facility which allowed Dominion Energy to issue up to approximately $30 million in letters of credit, which matured in June 2024. At December 31, 2023, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At June 30, 2024 and December 31, 2023, $45 million and $54 million, respectively, in letters of credit were issued and outstanding under this agreement.

In June 2024, the Companies entered into an agreement with a financial institution which the Companies expect to allow the Companies to issue up to a combined $125 million in letters of credit. At June 30, 2024, Dominion Energy had no letters of credit issued and outstanding under this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At June 30, 2024 and December 31, 2023, Dominion Energy’s Consolidated Balance Sheets include $480 million and $409 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

In March 2024, Dominion Energy repaid $1.8 billion of its $2.25 billion 364-day term loan facility entered into in October 2023, using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. In May 2024, Dominion Energy repaid the full $976 million outstanding under the facility, using after-tax proceeds received in connection with the Questar Gas Transaction. The debt was scheduled to mature in October 2024. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $2.25 billion, with respect to such facility presented within securities due within one year.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2024, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)(2)	$6,000	$—	$10
(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2024, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.
(2)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

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

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $300 million in letters of credit. At June 30, 2024 and December 31, 2023, $159 million and $124 million, respectively, in letters of credit were issued and outstanding under this agreement.

As noted above, in June 2024, the Companies entered into an agreement with a financial institution which the Companies expect to allow the Companies to issue up to a combined $125 million in letters of credit. At June 30, 2024, Virginia Power had no letters of credit issued and outstanding under this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In May 2024, Dominion Energy used a portion of the proceeds from the issuance of the 2024 EJSNs discussed below, to repay the outstanding balance of $450 million under the Sustainability Revolving Credit Facility, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. In June 2024, the facility was amended to extend the maturity date to June 2025. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $450 million with respect to this facility.

In May 2024, Dominion Energy issued $2.0 billion of enhanced junior subordinated notes, consisting of $1.0 billion of 2024 Series A EJSNs and $1.0 billion of 2024 Series B EJSNs that mature in 2055 and 2054, respectively. The 2024 Series A EJSNs will bear interest at 6.875% until February 1, 2030. The interest rate will reset every five years beginning on February 1, 2030, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.386%, provided that the interest rate will not reset below 6.875%. The 2024 Series B EJSNs will bear interest at 7.0% until June 1, 2034. The interest rate will reset every five years beginning on June 1, 2034, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.511%, provided that the interest rate will not reset below 7.0%. Dominion Energy may defer interest payments on the 2024 EJSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2024 EJSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2024 EJSNs. Dominion Energy used the proceeds from this issuance for general corporate purposes including the repayment of short-term debt, the repayment of amounts outstanding under the Sustainability Revolving Credit Facility as discussed above and the repurchase of Series B Preferred Stock as discussed below.

In May 2024, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $243 million to new investors. All three bonds will bear interest at a coupon of 3.80% until May 2027, after which they will bear interest at a market rate to be determined at that time.

Dominion Energy recognized a charge of $10 million during the six months ended June 30, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2023, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively. In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference. At June 30, 2024, Dominion Energy had issued and outstanding 1.4 million shares of preferred stock, 0.4 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends on the Series B Preferred Stock of $17 million ($21.646 per share) and $26 million ($33.271 per share) for the three and six months ended June 30, 2024, respectively. These amounts include a deemed dividend of $9 million representing deferred issuance costs, legal and bank fees and excise tax associated with the shares of Series B Preferred Stock repurchased in June 2024. Dominion Energy recorded dividends on the Series B Preferred Stock of $9 million ($11.625 per share) and $18 million ($23.250 per share) for the three and six months ended June 30, 2023, respectively. Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended June 30, 2024 and 2023 and $22 million ($21.750 per share) for both the six months ended June 30, 2024 and 2023.

There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $85 million from the issuance of 2 million shares of common stock for the six months ended June 30, 2023 and $66 million from the issuance of 1 million shares of common stock for the six months ended June 30, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.8 billion in the aggregate. In the second quarter of 2024, Dominion Energy entered forward sale agreements for approximately 7.7 million shares of its common stock expected to be settled in the fourth quarter of 2024 at a weighted average initial forward price of $52.39 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of June 30, 2024.

Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Note 17. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, the Companies are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations that the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. The Companies maintain various insurance programs, including general liability insurance coverage which provides coverage for personal injury or wrongful death cases. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the Companies’ financial position, liquidity or results of operations.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standards in June 2018 with states required to develop plans to address the new standard. Certain states in which the Companies operate have developed plans, and had such plans approved or partially approved by the EPA, which are not expected to have a material impact on the Companies’ results of operations or cash flows. In March 2023, the EPA issued a final rule specifying an interstate federal implementation plan to comply with certain aspects of planning for the 2015 ozone standards which is applicable in August 2023 for certain states, including Virginia. The interstate federal implementation plan imposes tighter NOX emissions limits during the ozone season and includes provisions for the use of allowances to cover such emissions. Unless and until implementation plans for the 2015 ozone standards are fully developed and approved for all states in which the Companies operate, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

ACE Rule

In July 2019, the EPA published the final rule informally referred to as the ACE Rule, as a replacement for the Clean Power Plan. The ACE Rule regulated GHG emissions from existing coal-fired power plants pursuant to Section 111(d) of the CAA and required states to develop plans by July 2022 establishing unit-specific performance standards for existing coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE Rule and remanded it to the EPA. This decision would take effect upon issuance of the court’s mandate. In March 2021, the court issued a partial mandate vacating and remanding all parts of the ACE Rule except for the portion of the ACE Rule that repealed the Clean Power Plan. In October 2021, the U.S. Supreme Court agreed to hear a challenge of the U.S. Court of Appeals for the D.C. Circuit’s decision on the ACE Rule. In June 2022, the U.S. Supreme Court reversed the D.C. Circuit’s decision on the ACE Rule and remanded the case back to the D.C. Circuit. In May 2024, the EPA repealed the ACE Rule as part of a package of final rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units.

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

In December 2018, the EPA proposed revised Standards of Performance for Greenhouse Gas Emissions from New, Modified, and Reconstructed Stationary Sources. The proposed rule would amend the previous determination that the best system of emission reduction for newly constructed coal-fired steam generating units is no longer partial carbon capture and storage. Instead, the proposed revised best system of emission reduction for this source category is the most efficient demonstrated steam cycle (e.g., supercritical steam conditions for large units and subcritical steam conditions for small units) in combination with best operating practices. In May 2024, the EPA withdrew the proposed revision to the performance standards for coal-fired steam generating units as part of a package of final rules addressing CO2 emissions from new and existing fossil fuel-fired electric generating units.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. The Companies must comply with applicable aspects of the CWA programs at their operating facilities.

Regulation 316(b)

In October 2014, the final regulations under Section 316(b) of the CWA that govern existing facilities and new units at existing facilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold became effective. The rule establishes a national standard for impingement based on seven compliance options, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA has delegated entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of five mandatory facility-specific factors, including a social cost-benefit test, and six optional facility-specific factors. The rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Dominion Energy and Virginia Power currently have 14 and eight facilities, respectively, that are subject to the final regulations. Dominion Energy is also working with the EPA and state regulatory agencies to assess the applicability of Section 316(b) to eight hydroelectric facilities, including three Virginia Power facilities. The Companies anticipate that they may have to install impingement control technologies at certain of these stations that have once-through cooling systems. The Companies are currently evaluating the need or potential for entrainment controls under the final rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technological and cost benefit studies. DESC is conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications at certain facilities to ensure compliance with this rule. While the impacts of this rule could be material to the Companies’ results of operations, financial condition and/or cash flows, the existing regulatory frameworks in South Carolina and Virginia provide rate recovery mechanisms that could substantially mitigate any such impacts for the regulated electric utilities.

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April

2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. As discussed in Note 2, the Companies recorded an increase to their AROs in the second quarter of 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such costs would capture any necessary efforts for compliance with the EPA’s May 2024 Effluent Limitations Guidelines.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At 9 sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2024 or 2025 depending on receipt of final permits and approvals. At June 30, 2024 and December 31, 2023, Dominion Energy had $31 million and $32 million, respectively, of reserves recorded. At both June 30, 2024 and December 31, 2023, Virginia Power had $25 million of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Matters Fully Resolved Prior to 2024 Impacting the Consolidated Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In August 2021, Dominion Energy issued 0.6 million shares of its common stock to satisfy DESC’s obligation for the initial payment under the settlement agreement. In May 2022, Dominion Energy issued an additional 0.9 million shares of its common stock to partially satisfy DESC’s remaining obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In September 2022, DESC transferred certain non-utility property with a fair value of $28 million to the SCDOR under the settlement agreement. In December 2022, DESC transferred additional utility property with a fair value of $3 million to the SCDOR. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the six months ended June 30, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in losses (gains) on sales of assets in Dominion Energy’s Consolidated Statements of Income for the three and six months ended June 30, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

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

At June 30, 2024, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,820
Nuclear obligations(2)	234
Solar(3)	199
Other(4)	897
Total(5)(6)	$4,150
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
(4)
Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations, construction projects and insurance programs. Also includes a guarantee entered into by Dominion Energy RNG Holdings II, Inc. on behalf of a subsidiary to facilitate construction of renewable natural gas facilities. Due to the uncertainty of workers’ compensation claims, the parental guarantee has no stated limit.
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.
(6)
In July 2016, Dominion Energy signed an agreement (subsequently amended most recently in December 2023) with a lessor to construct and lease a new corporate office property in Richmond, Virginia and commenced the five-year lease term in August 2019, with certain options at the end of the initial lease term as discussed in Note 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. In July 2024, the agreement was amended to reflect Dominion Energy’s election to extend the lease term through July 2029. At the end of the lease term, Dominion Energy can (i) extend the term of the lease for at least one year, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor equal to the recorded lease balance.

In addition, Dominion Energy had issued an additional $20 million of guarantees at June 30, 2024, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued four guarantees as of June 30, 2024 related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at June 30, 2024, Dominion Energy had purchased $298 million of surety bonds, including $227 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $23 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

At June 30, 2024, Dominion Energy’s credit exposure totaled $207 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 78%. No single counterparty, whether investment grade or non-investment grade, exceeded $42 million of exposure. At June 30, 2024, Virginia Power’s exposure related to wholesale customers totaled $115 million. Of this amount, investment grade counterparties, including those internally rated, represented 63%. No single counterparty, whether investment grade or non-investment grade, exceeded $16 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $23 million and $15 million, respectively, as of June 30, 2024, and $28 million and $14 million, respectively, as of December 31, 2023. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no posted collateral at June 30, 2024 or December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering less than $1 million of fair value of derivative instruments in a liability position at December 31, 2023. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $23 million and $15 million, respectively, as of June 30, 2024 and $28 million and $14 million, respectively, as of December 31, 2023, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $16 million and $51 million, respectively. At December 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $79 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At June 30, 2024 and December 31, 2023, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $480 million and $456 million, respectively. At June 30, 2024 and December 31, 2023, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $621 million and $584 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023
(millions)
Commodity purchases from affiliates	$108	$103	$306	$317
Services provided by affiliates(1)	171	145	326	292
Services provided to affiliates	4	4	8	8
(1)
Includes capitalized expenditures of $58 million and $46 million for the three months ended June 30, 2024 and 2023, respectively and $111 million and $100 million for the six months ended June 30, 2024 and 2023, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1.5 billion and $500 million in short-term demand note borrowings from Dominion Energy as of June 30, 2024 and December 31, 2023, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2024 and December 31, 2023. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $5 million and $21 million for the three months ended June 30, 2024 and 2023, respectively and $6 million and $45 million for the six months ended June 30, 2024 and 2023, respectively.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and six months ended June 30, 2024 and 2023.

In 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $2 million and $5 million for the three and six months ended June 30, 2024, respectively, and $4 million and $8 million for the three and six months ended June 30, 2023, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $(1) million and $13 million for the three and six months ended June 30, 2024, respectively, and $(12) million and $(23) million for the three and six months ended June 30, 2023, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Service cost	$22	$24	$44	$48	$3	$4	$6	$7
Interest cost	108	110	217	221	14	16	28	31
Expected return on plan assets	(207)	(216)	(411)	(432)	(43)	(38)	(85)	(76)
Amortization of prior service cost (credit)	—	—	—	—	(9)	(9)	(18)	(18)
Amortization of net actuarial (gain) loss	7	—	13	—	(2)	(2)	(4)	(3)
Settlements and curtailments(1)	4	—	4	—	—	—	—	—
Plan amendment	—	—	22	—	—	—	—	—
Net periodic benefit (credit) cost	$(66)	$(82)	$(111)	$(163)	$(37)	$(29)	$(73)	$(59)
(1)
2024 amount relates to Dominion Energy nonqualified pension plan.

Pension and Other Postretirement Benefit Plan Remeasurements

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

In the second quarter of 2024, Dominion Energy remeasured its pension and other postretirement benefit plans as a result of the close of the Questar Gas Transaction. The remeasurement and transfer to Enbridge of pension plan assets and liabilities resulted in a decrease in the pension benefit obligation of $251 million, inclusive of $136 million transferred upon closing, and a decrease in the fair value of the pension plan assets of $248 million, inclusive of $138 million transferred upon closing. In addition, the remeasurement and transfer to Enbridge of other postretirement benefit plan assets and liabilities resulted in a decrease in the accumulated postretirement benefit obligation of $14 million, inclusive of $6 million transferred upon closing, and an increase in the fair value of the other postretirement benefit plan assets of $24 million, inclusive of $5 million transferred upon closing. The impact of the remeasurement and transfer of pension and other postretirement benefit plan assets and liabilities on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The remeasurement is expected to increase the net periodic pension benefit credit by approximately $8 million and increase the net periodic other postretirement benefit credit by $3 million for the year ending December 31, 2024. The discount rate used for the remeasurement was 5.75% for the pension plan and 5.74% for the other postretirement benefit plan. The net actuarial loss and prior service cost (credit) related to the transferred pension and other postretirement plan assets and liabilities included in the Questar Gas Transaction loss on sale was $49 million for pension and $1 million for other postretirement benefits.

All other assumptions used for the remeasurements were consistent with the measurement as of December 31, 2023.

Employer Contributions

During the three and six months ended June 30, 2024, Dominion Energy made $7 million of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $46 million of minimum required contributions to its qualified defined benefit pension plans in 2024. In July 2024, Dominion Energy made an additional $7 million of contributions to its qualified defined benefit pension plans. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2024. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Other Employee Matters

In the first quarter of 2024, Dominion Energy recorded a charge of $23 million ($17 million after-tax) within discontinued operations attributable to a contribution to its defined contribution employee savings plan associated with the closing of the East Ohio Transaction. Additionally in the first quarter of 2024, Dominion Energy recorded a charge of $13 million ($10 million after-tax) in other operations and maintenance expense related to a severance accrual for certain employees in connection with the business review.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio (through March 2024), Questar Gas (through May 2024) and PSNC Transactions, a noncontrolling interest in Cove Point (through September 2023), solar generation facility development operations (through April 2024) and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 10 as well as Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the six months ended June 30, 2024, Dominion Energy reported after-tax net loss of $34 million in the Corporate and Other segment, including $200 million of after-tax net income for specific items with $74 million of after-tax net income attributable to its operating segments. In the six months ended June 30, 2023, Dominion Energy reported after-tax net income of $559 million in the Corporate and Other segment, including $739 million of after-tax net income for specific items with $370 million of after-tax net income attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $350 million ($271 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($236 million after-tax); and
•
Dominion Energy Virginia ($35 million after-tax);
•
A $167 million ($127 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy;
•
A $47 million ($35 million after-tax) charge in connection with a settlement of an agreement, attributable to Contracted Energy; and
•
A $33 million ($25 million after-tax) charge for the impairment of certain nonregulated renewable natural gas facilities, attributable to Contracted Energy.

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $342 million ($260 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy;
•
A $281 million ($208 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($178 million after-tax); and
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

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2024
Total revenue from external customers	$2,537	$758	$281	$(90)	$—	$3,486
Intersegment revenue	—	4	3	257	(264)	—
Total operating revenue	2,537	762	284	167	(264)	3,486
Net income from discontinued operations	—	—	—	81	—	81
Net income (loss) attributable to Dominion Energy	485	69	100	(82)	—	572
Three Months Ended June 30, 2023
Total revenue from external customers	$2,253	$771	$126	$16	$—	$3,166
Intersegment revenue	(1)	2	5	230	(236)	—
Total operating revenue	2,252	773	131	246	(236)	3,166
Net income from discontinued operations	—	—	—	168	—	168
Net income (loss) attributable to Dominion Energy	394	68	(45)	166	—	583
Six Months Ended June 30, 2024
Total revenue from external customers	$5,026	$1,650	$587	$(145)	$—	$7,118
Intersegment revenue	—	5	5	491	(501)	—
Total operating revenue	5,026	1,655	592	346	(501)	7,118
Net income from discontinued operations	—	—	—	195	—	195
Net income (loss) attributable to Dominion Energy	909	149	222	(34)	—	1,246
Six Months Ended June 30, 2023
Total revenue from external customers	$4,637	$1,615	$434	$363	$—	$7,049
Intersegment revenue	(1)	3	8	462	(472)	—
Total operating revenue	4,636	1,618	442	825	(472)	7,049
Net income from discontinued operations	—	—	—	449	—	449
Net income attributable to Dominion Energy	780	159	66	559	—	1,564

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

In the six months ended June 30, 2024, Virginia Power reported after-tax net income of $35 million in the Corporate and Other segment, including $35 million of after-tax net income for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2023, Virginia Power reported after-tax net expenses of $91 million in the Corporate and Other segment, including $87 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following item:

•
A $46 million ($35 million after-tax) gain related to investments in nuclear decommissioning trust funds.

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

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30, 2024
Operating revenue	$2,537	$—	$2,537
Net income (loss)	485	(6)	479
Three Months Ended June 30, 2023
Operating revenue	$2,252	$—	$2,252
Net income (loss)	394	(60)	334
Six Months Ended June 30, 2024
Operating revenue	$5,026	$—	$5,026
Net income	909	35	944
Six Months Ended June 30, 2023
Operating revenue	$4,636	$—	$4,636
Net income (loss)	780	(91)	689

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
•
Risks and uncertainties that may impact the Companies’ ability to construct the CVOW Commercial Project within the currently proposed timeline, or at all, and consistent with current cost estimates along with the ability to recover such costs from customers;
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
•
The expected timing and likelihood of the completion of the PSNC Transaction, including the ability to obtain the requisite regulatory approvals and the terms and conditions of such approvals;
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

Accounting Matters

As of June 30, 2024, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2024	2023	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$572	$583	$(11)
Diluted EPS	0.65	0.67	(0.02)
Year-To-Date
Net income attributable to Dominion Energy	$1,246	$1,564	$(318)
Diluted EPS	1.43	1.82	(0.39)

Overview

Second Quarter 2024 vs. 2023

Net income attributable to Dominion Energy decreased 2%, primarily due to the closing of the East Ohio Transaction and the impact of 2023 Virginia legislation, partially offset by an increase in sales to electric utility customers attributable to weather and the absence of outages at Millstone.

Year-To-Date 2024 vs. 2023

Net income attributable to Dominion Energy decreased 20%, primarily due to the closing of the East Ohio Transaction, the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point, increased unrealized losses on economic hedging activities and the impact of 2023 Virginia legislation, partially offset by the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale, an increase in sales to electric utility customers attributable to weather, the absence of amortization associated with the 2021 Triennial Review and fewer outages at Millstone.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Operating revenue	$3,486	$3,166	$320	$7,118	$7,049	$69
Electric fuel and other energy-related purchases	918	939	(21)	1,877	1,961	(84)
Purchased electric capacity	21	15	6	33	23	10
Purchased gas	44	49	(5)	164	172	(8)
Other operations and maintenance	841	782	59	1,697	1,524	173
Depreciation and amortization	621	607	14	1,242	1,229	13
Other taxes	170	164	6	372	355	17
Impairment of assets and other charges	67	37	30	97	135	(38)
Losses (gains) on sales of assets	(1)	(21)	20	(2)	(23)	21
Other income (expense)	250	314	(64)	685	590	95
Interest and related charges	469	395	74	1,043	874	169
Income tax expense	95	98	(3)	229	274	(45)
Net income from discontinued operations including noncontrolling interests	81	168	(87)	195	449	(254)

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2024 vs. 2023

Operating revenue increased 10%, primarily reflecting:

•
A $243 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $128 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season;
•
A $108 million increase from the absence of outages at Millstone, including the relative effect of the absence of a planned outage ($72 million) and unplanned outages ($36 million);
•
A $26 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power prior to March 2024; and
•
A $22 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
An $85 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $70 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($63 million);
•
A $46 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $17 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024.

Electric fuel and other energy-related purchases decreased 2%, primarily due to lower commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 8%, primarily reflecting:

•
A $23 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $15 million increase in costs associated with the business review completed in March 2024;

•
A $13 million increase in salaries, wages and benefits; and
•
A $13 million increase in outside services.

These increases were partially offset by:

•
A $52 million decrease in outage costs primarily at Millstone.

Depreciation and amortization increased 2%, primarily due to an increase in RGGI-related amortization ($87 million), which is offset in operating revenue and does not impact net income, partially offset by the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and a decrease in amortization associated with Virginia Power non-fuel riders ($19 million).

Impairment of assets and other charges increased 81%, primarily due to a charge for the impairment of certain nonregulated renewable natural gas facilities ($33 million) and an impairment of a corporate office building ($17 million), partially offset by the absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Gains on sales of assets decreased 95%, primarily due to the absences of gains on the sale ($11 million) and transfer ($11 million) of certain utility properties in South Carolina.

Other income decreased 20%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 19%, primarily due to lower unrealized gains in 2024 compared to 2023 associated with freestanding derivatives ($46 million) and net issuances of long-term debt ($58 million), partially offset by a decrease in borrowings under the 364-day term loan facilities ($30 million).

Income tax expense decreased 3%, primarily due to a nuclear production tax credit ($17 million), partially offset by higher pre-tax income ($11 million).

Net income from discontinued operations including noncontrolling interests decreased 52%, primarily due to the absence of earnings from operations following the closing of the East Ohio Transaction ($96 million), the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($67 million), the absence of unrealized gains on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s interest in Cove Point ($37 million) and higher tax expense associated with the PSNC Transaction ($14 million), partially offset by the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($79 million), the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($28 million), a gain upon the closing of the Questar Gas Transaction ($17 million) and the absence of an impairment charge of certain nonregulated solar assets ($11 million).

Year-To-Date 2024 vs. 2023

Operating revenue increased 1%, primarily reflecting:

•
A $420 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $171 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($128 million) and an increase in heating degree days during the heating season ($43 million);
•
A $100 million increase from fewer outages at Millstone, including the relative effect of the absence of a planned outage ($72 million) and fewer unplanned outages ($28 million);
•
A $52 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power prior to March 2024; and
•
A $49 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $453 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($414 million);

•
A $187 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $61 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024; and
•
A $37 million decrease in sales to electric utility retail customers associated with economic and other usage factors.

Electric fuel and other energy-related purchases decreased 4%, primarily due to lower commodity costs for electric utilities ($89 million) and a decrease in the use of purchased renewable energy credits at Virginia Power ($20 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 11%, primarily reflecting:

•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $31 million increase in costs associated with the business review completed in March 2024;
•
A $29 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $20 million increase in salaries, wages and benefits;
•
An $18 million increase in storm damage and restoration costs in Virginia Power’s service territory; and
•
A $16 million increase in bad debt expense.

These increases were partially offset by:

•
A $39 million net decrease in outage costs due to lower outage costs at Millstone ($53 million) partially offset by higher outage costs at Virginia Power ($14 million).

Depreciation and amortization increased 1%, primarily due to an increase in RGGI-related amortization ($179 million), which is offset in operating revenue and does not impact net income, and various projects being placed into service ($32 million), partially offset by the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($122 million), a decrease in amortization associated with Virginia Power non-fuel riders ($54 million) and revised estimated useful lives at Millstone ($19 million).

Impairment of assets and other charges decreased 28%, primarily due to a decrease in impairments of corporate office buildings ($74 million) and the absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million), partially offset by a charge in connection with a settlement of an agreement ($47 million) and a charge for the impairment of certain nonregulated renewable natural gas facilities ($33 million).

Gains on sales of assets decreased 91%, primarily due to the absence of a gain on the transfer of certain utility property in South Carolina.

Other income increased 16%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 19%, primarily due to net issuances of long-term debt ($83 million), higher unrealized losses in 2024 compared to 2023 associated with freestanding derivatives ($31 million), higher interest rates on variable rate debt and cash flow interest rate swaps ($14 million), higher interest rates on commercial paper and long-term debt ($13 million), charges incurred due to early debt repayments associated with the business review completed in March 2024 ($12 million), premiums paid in 2024 compared to premiums received in 2023 on interest rate derivatives ($10 million) and an increase in borrowings under the 364-day term loan facilities ($9 million).

Income tax expense decreased 16%, primarily due to lower pre-tax income ($39 million) and a nuclear production tax credit ($17 million).

Net income from discontinued operations including noncontrolling interests decreased 57%, primarily due to the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($124 million), the absence of earnings from operations following the closing of the East Ohio Transaction ($122 million), a loss on the closing of the East Ohio

Transaction ($113 million), an impairment associated with the Questar Gas Transaction ($78 million), charges for employee benefit items related to the East Ohio Transaction ($33 million), the absence of unrealized gains on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s interest in Cove Point ($18 million) and higher tax expense associated with the PSNC Transaction ($16 million), partially offset by the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($157 million), the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($53 million), lower tax expense to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock ($22 million), a gain upon the closing of the Questar Gas Transaction ($17 million) and the absence of an impairment charge of certain nonregulated solar assets ($11 million).

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Net income	$479	$334	$145	$944	$689	$255

Overview

Second Quarter 2024 vs. 2023

Net income increased 43%, primarily due to the absence of amortization associated with the 2021 Triennial Review and an increase in sales to electric utility customers attributable to weather and other customer-related factors, partially offset by a net decrease from riders primarily from 2023 Virginia legislation.

Year-To-Date 2024 vs. 2023

Net income increased 37%, primarily due to the absence of amortization associated with the 2021 Triennial Review and an increase in sales to electric utility customers attributable to weather and other customer-related factors, partially offset by a net decrease from riders primarily from 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Operating revenue	$2,537	$2,252	$285	$5,026	$4,636	$390
Electric fuel and other energy-related purchases	707	707	—	1,408	1,506	(98)
Purchased electric capacity	16	10	6	29	18	11
Other operations and maintenance	520	444	76	1,051	885	166
Depreciation and amortization	445	432	13	893	879	14
Other taxes	72	67	5	165	152	13
Impairment of assets and other charges (benefits)	15	38	(23)	(2)	45	(47)
Other income (expense)	38	48	(10)	101	84	17
Interest and related charges	204	182	22	394	363	31
Income tax expense	117	86	31	245	183	62

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2024 vs. 2023

Operating revenue increased 13%, primarily reflecting:

•
A $243 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
An $89 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season;
•
A $25 million increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges prior to March 2024;

•
A $24 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024; and
•
A $15 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
An $85 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation; and
•
A $29 million decrease in sales to electric utility retail customers associated with economic and other usage factors.

Other operations and maintenance increased 17%, primarily due to an increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation ($23 million) and an increase in bad debt expense ($11 million).

Depreciation and amortization increased 3%, primarily due to an increase in RGGI-related amortization ($87 million), which is offset in operating revenue and does not impact net income, partially offset by the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and a decrease in amortization associated with non-fuel riders ($19 million).

Impairment of assets and other charges decreased 61%, primarily due to the absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023.

Other income decreased 21%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 12%, primarily due to an increase in long-term debt borrowings ($41 million), partially offset by a decrease in principal on commercial paper and intercompany borrowings with Dominion Energy ($29 million).

Income tax expense increased 36%, primarily due to higher pre-tax income ($44 million), partially offset by a nuclear production tax credit ($17 million).

Year-To-Date 2024 vs. 2023

Operating revenue increased 8%, primarily reflecting:

•
A $420 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $119 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($89 million) and an increase in heating degree days during the heating season ($30 million);
•
A $53 million increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges prior to March 2024; and
•
A $36 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $187 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $45 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024; and
•
A $19 million decrease in sales to electric utility retail customers associated with economic and other usage factors.

Electric fuel and other energy-related purchases decreased 7%, primarily due to lower commodity costs for electric utilities ($73 million) and a decrease in the use of purchased renewable energy credits ($20 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 19%, primarily reflecting:

•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $29 million increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;

•
An $18 million increase in storm damage and restoration costs;
•
A $16 million increase in bad debt expense;
•
A $14 million increase in outage costs; and
•
A $12 million increase in materials and supplies expense.

Depreciation and amortization increased 2%, primarily due to an increase in RGGI-related amortization ($179 million), which is offset in operating revenue and does not impact net income, and various projects being placed into service ($22 million), partially offset by the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($122 million) and a decrease in amortization associated with non-fuel riders ($54 million).

Impairment of assets and other charges decreased $47 million, primarily due to the absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million) and a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review ($11 million).

Other income increased 20%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 9%, primarily due to an increase in long-term debt borrowings ($85 million), partially offset by a decrease in principal on commercial paper and intercompany borrowings with Dominion Energy ($63 million).

Income tax expense increased 34%, primarily due to higher pre-tax income ($80 million), partially offset by a nuclear production tax credit ($17 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2024	2023	$ Change	2024	2023	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$485	$394	$91	$0.58	$0.47	$0.11
Dominion Energy South Carolina	69	68	1	0.08	0.08	—
Contracted Energy	100	(45)	145	0.12	(0.05)	0.17
Corporate and Other	(82)	166	(248)	(0.13)	0.17	(0.30)
Consolidated	$572	$583	$(11)	$0.65	$0.67	$(0.02)

Year-To-Date
Dominion Energy Virginia	$909	$780	$129	$1.09	$0.93	$0.16
Dominion Energy South Carolina	149	159	(10)	0.18	0.19	(0.01)
Contracted Energy	222	66	156	0.26	0.08	0.18
Corporate and Other	(34)	559	(593)	(0.10)	0.62	(0.72)
Consolidated	$1,246	$1,564	$(318)	$1.43	$1.82	$(0.39)
(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity delivered (million MWh)	22.6	21.8	4%	46.0	43.5	6%
Electricity supplied (million MWh):
Utility	22.6	20.7	9	46.0	42.5	8
Non-Jurisdictional	0.6	0.6	—	0.9	0.9	—
Degree days (electric distribution and utility service area):
Cooling	648	358	81	652	361	81
Heating	179	204	(12)	1,838	1,675	10
Average electric distribution customer accounts (thousands)	2,778	2,746	1	2,775	2,743	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$67	$0.08	$89	$0.11
Customer usage and other factors	(11)	(0.01)	12	0.01
Customer-elected rate impacts	19	0.02	40	0.05
Impact of 2023 Virginia legislation	(65)	(0.08)	(144)	(0.17)
Rider equity return	83	0.10	136	0.16
Storm damage and restoration costs	2	—	(13)	(0.02)
Planned outage costs	(3)	—	(10)	(0.01)
Nuclear production tax credit	17	0.02	17	0.02
Depreciation and amortization	(2)	—	(5)	(0.01)
Interest expense, net	16	0.02	23	0.03
Other	(32)	(0.04)	(16)	(0.01)
Share dilution	—	—	—	—
Change in net income contribution	$91	$0.11	$129	$0.16

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity delivered (million MWh)	5.5	5.2	6%	10.5	10.2	3%
Electricity supplied (million MWh)	5.8	5.5	5	11.1	10.7	4
Degree days (electric distribution service areas):
Cooling	281	113	149	281	114	146
Heating	20	25	(20)	640	484	32
Gas distribution throughput (bcf):
Sales	13	16	(19)	32	33	(3)
Average distribution customer accounts (thousands):
Electric	808	789	2	802	786	2
Gas	459	441	4	456	439	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$29	$0.03	$39	$0.05
Customer usage and other factors	(1)	—	11	0.01
Customer-elected rate impacts	1	—	(1)	—
Natural Gas Rate Stabilization Act impacts	(3)	—	(2)	—
Capital cost rider	(2)	—	(3)	—
Depreciation and amortization	(4)	—	(9)	(0.01)
Interest expense, net	(3)	—	(10)	(0.01)
Other	(16)	(0.03)	(35)	(0.05)
Share dilution	—	—	—	—
Change in net income contribution	$1	$—	$(10)	$(0.01)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Second Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity supplied (million MWh)	5.1	2.4	113%	9.5	7.0	36%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Second Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$35	$0.04	$36	$0.04
Planned Millstone outages(1)(2)	83	0.10	85	0.10
Unplanned Millstone outages(1)	25	0.03	19	0.02
Depreciation and amortization	5	0.01	12	0.01
Other	(3)	(0.01)	4	0.01
Share dilution	—	—	—	—
Change in net income contribution	$145	$0.17	$156	$0.18
(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes the effect of a planned refueling outage in the second quarter of 2023 with no such outage in the second quarter of 2024.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(50)	$66	$(116)	$74	$370	$(296)
Specific items attributable to Corporate and Other segment	59	207	(148)	126	369	(243)
Net income from specific items	9	273	(264)	200	739	(539)
Corporate and other operations:
Interest expense, net	(137)	(133)	(4)	(317)	(253)	(64)
Equity method investments	—	1	(1)	—	3	(3)
Pension and other postretirement benefit plans	69	66	3	131	132	(1)
Corporate service company costs	(25)	(30)	5	(52)	(61)	9
Other	2	(11)	13	4	(1)	5
Net expense from corporate and other operations	(91)	(107)	16	(234)	(180)	(54)
Total net income (expense)	$(82)	$166	$(248)	$(34)	$559	$(593)
EPS impact	$(0.13)	$0.17	$(0.30)	$(0.10)	$0.62	$(0.72)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2024, this primarily included $81 million net income from discontinued operations, primarily associated with operations included in the PSNC and Questar Gas Transactions. For the six months ended June 30, 2024, this primarily included $195 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio Transaction, as well as an impairment charge associated with the Questar Gas Transaction, a $34 million after-tax loss for derivative mark-to-market changes and $25 million in after-tax costs associated with the business review completed in March 2024.

For the three months ended June 30, 2023, this primarily included $168 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, and a $36 million after-tax gain for derivative mark-to-market changes. For the six months ended June 30, 2023, this primarily included $449 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point and a $68 million after-tax charge associated with the impairment of a corporate office building.

Outlook

As of June 30, 2024, there have been no material changes to Dominion Energy’s 2024 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2024	2023
(millions)
Cash, restricted cash and equivalents at January 1	$301	$341
Cash flows provided by (used in):
Operating activities(1)	2,838	3,194
Investing activities	1,328	(5,014)
Financing activities	(4,260)	1,794
Net decrease in cash, restricted cash and equivalents	(94)	(26)
Cash, restricted cash and equivalents at June 30	$207	$315
(1)
Includes cash outflows of $40 million and $41 million for energy efficiency programs in Virginia for the six months ended June 30, 2024 and 2023, respectively, and $12 million and $11 million for DSM programs in South Carolina for the six months ended June 30, 2024 and 2023, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $356 million, inclusive of a $93 million increase from discontinued operations. Net cash provided by continuing operations decreased $449 million primarily due to higher net prepayments and deposits ($367 million), lower deferred fuel and purchased gas cost recoveries ($135 million), an increase in interest payments driven by higher interest rates and borrowings ($97 million) and a decrease from changes in working capital ($94 million), partially offset by a $244 million increase primarily due to higher operating cash flows from electric utility operations driven by weather and riders.

Investing Cash Flows

Net cash from Dominion Energy’s investing activities increased $6.3 billion, primarily due to net proceeds from the East Ohio and Questar Gas Transactions ($7.2 billion) and an increase in distributions from equity method affiliates ($125 million), partially offset by an increase in plant construction and other property additions ($884 million) and higher acquisitions of solar development projects ($175 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities decreased $6.1 billion, primarily due to a $7.3 billion decrease due to net repayments on 364-day term loan facilities in 2024 versus net issuances in 2023, net repayments of short-term debt ($1.9 billion), net repayment of the supplemental credit facility ($450 million) and the partial repurchase of the Series B Preferred Stock ($440 million), partially offset by a $4.1 billion increase due to net issuances of long-term debt in 2024 versus net repayments in 2023.

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the six months ended June 30, 2024.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At June 30, 2024, Dominion Energy had $3.3 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2024, Dominion Energy’s Consolidated Balance Sheet included $480 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

In March 2024, Dominion Energy repaid $1.8 billion of its $2.25 billion 364-day term loan facility entered into in October 2023, using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. In May 2024, Dominion Energy repaid the full $976 million outstanding under the facility, using after-tax proceeds received in connection with the Questar Gas Transaction. The debt was scheduled to mature in October 2024.

Long-Term Debt

Sustainability Revolving Credit Facility

Dominion Energy maintains a $900 million Sustainability Revolving Credit Facility which, following an amendment in June 2024, matures in June 2025 and bears interest at a variable rate and is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In May 2024, Dominion Energy used a portion of the proceeds from the issuance of the 2024 EJSNs discussed below to repay the outstanding balance of $450 million under the Sustainability Revolving Credit Facility.

Issuances and Borrowings of Long-Term Debt

During the six months ended June 30, 2024, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds for senior notes were used for the repayment of existing indebtedness and for general corporate purposes. See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information, including use of proceeds and repayment provisions, on the securitization bonds issued in February 2024. See Note 16 to the Consolidated Financial Statements in this report for additional information, including use of proceeds, on the 2024 EJSNs issued in May 2024.

Month	Type	Public / Private	Entity	Principal	Rate		Stated Maturity

January	Senior notes	Public	Virginia Power	$500	5.000%		2034
January	Senior notes	Public	Virginia Power	500	5.350%		2054
February	Senior secured deferred fuel cost bonds	Public	VPFS	439	5.088%		2029
February	Senior secured deferred fuel cost bonds	Public	VPFS	843	4.877%		2033
May	Enhanced junior subordinated notes	Public	Dominion Energy	1,000	6.875%	(1)	2055
May	Enhanced junior subordinated notes	Public	Dominion Energy	1,000	7.000%	(1)	2054
Total issuances and borrowings				$4,282
(1)
Rate subject to periodic reset as described in Note 16 to the Consolidated Financial Statements in this report.

In July 2024, PSNC issued through private placement $150 million of 5.65% senior notes and $150 million of 6.04% senior notes that mature in 2034 and 2054, respectively.

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

Dominion Energy anticipates, excluding potential opportunistic financings and the securitization bonds, issuing between approximately $3.0 billion and $4.8 billion of long-term debt during 2024, inclusive of amounts issued through June 30, 2024 as shown in the table above and the issuance of senior notes at PSNC in July 2024 discussed above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends, after-tax proceeds from the completion of the PSNC Transaction, after-tax proceeds from the completion of the proposed sale of a 50% noncontrolling interest in the CVOW Commercial

Project and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the six months ended June 30, 2024:

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

Remarketing of Long-Term Debt

In May 2024, Virginia Power remarketed three series of tax-exempt bonds, with an aggregate outstanding principal of $243 million to new investors. All three series of bonds will bear interest at a coupon of 3.80% until May 2027, after which they will bear interest at a market rate to be determined at that time.

Credit Ratings

As discussed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. As of June 30, 2024, there have been no changes in Dominion Energy’s credit ratings from those described in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In June 2024, Standard & Poor’s revised its credit ratings outlook for Dominion Energy from negative to stable and affirmed all other current ratings.

Financial Covenants

As discussed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of June 30, 2024, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. During the six months ended June 30, 2024, Dominion Energy issued $66 million of stock through these programs, net of fees and commissions. In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program, and through June 30, 2024 entered forward sale agreements for approximately 7.7 million shares of its common stock expected to be settled in the fourth quarter of 2024 at a weighted average initial forward price of $52.39 per share. See Note 16 to the Consolidated Financial Statements in this report for additional information.

As discussed in Note 16 to the Consolidated Financial Statements in this report, in June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference.

Through June 30, 2024, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

As of June 30, 2024, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of June 30, 2024, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Collateral and Credit Risk

As of June 30, 2024, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at June 30, 2024 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$130	$—	$130
Non-investment grade(2)	12	—	12
No external ratings:
Internally rated—investment grade(3)	32	1	31
Internally rated—non-investment grade(4)	36	2	34
Total(5)	$210	$3	$207
(1)
Designations as investment grade are based upon minimum credit ratings assigned by Moody’s Investors Service and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 46% of the total net credit exposure.
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

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at June 30, 2024. Such obligations include:

•
Operating and finance lease obligations – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements in this report;

•
AROs – See Note 2 to the Consolidated Financial Statements in this report and Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023;
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

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows. There have been no updates to the matters discussed in Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, with the exception of the items described below.

Proposed and/or Recently Issued EPA Rules

In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Also in May 2024, the EPA released a final rule to further revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Dominion Energy recorded an increase in its AROs of $1.1 billion to account for the expected impacts of compliance with these final rules. The actual AROs may vary substantially from the estimates used to record the obligation. See Notes 2 and 17 to the Consolidated Financial Statements in this report for additional information.

In addition, in May 2024, the EPA released a final rule to tighten aspects of the Mercury and Air Toxics Standards Risk and Technology Review, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. In May 2024, the EPA finalized a package of rules designed to reduce CO2 emissions from certain fossil fuel-fired electric generating units. The final rule sets standards of performance and emission guidelines for CO2 emissions from new and reconstructed gas-fired combustion turbines and modified coal-fired steam generating units. The rulemaking package also includes emission guidelines, including emission limits, for existing coal, oil and gas-fired steam generating units. In addition, in March 2024, the EPA published a final rule strengthening the national air quality annual standard for fine particulate matter. Further, Dominion Energy anticipates that the EPA will release additional rulemakings as part of an overall strategy to identify and mitigate PFAS exposure, beyond the national drinking water standards for PFAS issued in April 2024. Until specific state implementation plans are developed for final rules and/or Dominion Energy has sufficient time to develop implementation strategies for these final rules, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls or other actions. The expenditures required to implement additional controls or other actions could have a material impact on Dominion Energy’s financial condition and cash flows.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (subsequently amended in December 2022 and May 2023) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $625 million, to fund project costs. Including financing costs, total estimated project costs are approximately $715 million. The project is expected to be completed in late 2024 or early 2025. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature in November 2027. See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $29 million and $62 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of June 30, 2024 and December 31, 2023, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $19 million and a hypothetical 10% increase in commodity prices would have resulted in a decrease of $24 million in the fair value of Virginia Power’s commodity-based derivative instruments as of June 30, 2024 and December 31, 2023, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $18 million and $56 million decrease in earnings at June 30, 2024 and December 31, 2023, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in an $8 million and $5 million decrease in earnings at June 30, 2024 and December 31, 2023, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of June 30, 2024, Dominion Energy and Virginia Power had $14.0 billion and $2.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $68 million and $104 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at June 30, 2024. As of December 31, 2023, Dominion Energy and Virginia Power had

$16.3 billion and $3.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million and $151 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of June 30, 2024 and December 31, 2023, Dominion Energy had €1.7 billion and €2.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $161 million and $202 million in the fair value of Dominion Energy’s foreign currency swaps at June 30, 2024 and December 31, 2023, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $703 million, $562 million and $879 million for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $34 million for the six months ended June 30, 2024 and a net increase of $117 million and $39 million for the year ended December 31, 2023 and the six months ended June 30, 2023, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $361 million, $283 million and $448 million for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net decrease in unrealized gains on debt investments of $18 million for the six months ended June 30, 2024 and a net increase of $24 million and $66 million for the for the six months ended June 30, 2023 and the year ended December 31, 2023, respectively.

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
•
Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
4/1/24 - 4/30/24	439	$48.57	—	$ 0.92 billion
5/1/24 - 5/31/24	1,220	51.15	—	0.92 billion
6/1/24 - 6/30/24	12,442	53.92	—	0.92 billion
Total	14,101	$53.51	—	$ 0.92 billion
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

4.1

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.6, Form 8-K filed June 27, 2019, File No. 1-8489); Sixteenth Supplemental Indenture, dated May 1, 2024 (Exhibit 4.3, Form 8-K filed May 20, 2024, File No. 1-8489); Seventeenth Supplemental Indenture, dated May 1, 2024 (Exhibit 4.4, Form 8-K filed May 20, 2024, File No. 1-8489).

X

10.1	Dominion Energy, Inc. 2024 Incentive Compensation Plan, effective May 7, 2024 (Exhibit 10.1, Form 8-K filed May 8, 2024, File No. 1-2255).	X

10.2

Second Amendment, dated as of May 30, 2024, to the Fifth Amended and Restated Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto (Exhibit 10.1, Form 8-K filed June 3, 2024, File No. 1-8489 and File No. 000-55337).

		X	X

10.3

Second Amendment, dated as of June 7, 2024, to the Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto-Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.1, Form 8-K filed June 7, 2024, File No. 1-8489).

X

10.4

Dominion Energy, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), as amended effective October 1, 2019 (Exhibit 10.1, Form 8-K filed October 2, 2019, File No. 1-8489), as amended December 11, 2020 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489), as amended effective June 21, 2024 (filed herewith).

X

10.5	Dominion Energy, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2018, as amended effective June 21, 2024 (filed herewith).	X

10.6	Dominion Energy, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2024 (filed herewith).	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 1, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 1, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer