Form 10-Q
period 2024-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2024-11-01
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At October 25, 2024, the latest practicable date for determination, Dominion Energy, Inc. had 840,009,626 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

ACE Rule	Affordable Clean Energy Rule
AEP	The legal entity American Electric Power Company, Inc., one or more of its consolidated subsidiaries, or the entirety of American Electric Power Company, Inc. and its consolidated subsidiaries
AES	The legal entity The AES Corporation, one or more of its consolidated subsidiaries, or the entirety of The AES Corporation and its consolidated subsidiaries
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
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

EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	The legal entity FirstEnergy Corp., one or more of its consolidated subsidiaries, or the entirety of FirstEnergy Corp. and its consolidated subsidiaries
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Greensville County	A 1,605 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
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

North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
Ohio Commission	Public Utilities Commission of Ohio

Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak (effective October 2024)
ozone season	The period May 1st through September 30th, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
PSNC Transaction

The sale by Dominion Energy to Enbridge of all of its membership interests in Fall North Carolina Holdco LLC and its consolidated subsidiaries, which following a reorganization included PSNC, pursuant to a purchase and sale agreement entered into on September 5, 2023, which was completed on September 30, 2024

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

Rider DIST	A proposed rate adjustment clause associated with the recovery of costs being recovered under Riders GT and U
Rider E

A rate adjustment clause associated with the recovery of costs related to certain capital projects at Virginia Power’s electric generating stations to comply with federal and state environmental laws and regulations

Rider GEN	A proposed rate adjustment clause associated with recovery of costs being recovered under Riders BW, GV, four other riders associated with generation facilities and the Virginia LNG Storage Facility
Rider GT	A rate adjustment clause associated with the recovery of costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
Rider OSW	A rate adjustment clause associated with costs incurred to construct, own and operate the CVOW Commercial Project
Rider RGGI	A rate adjustment clause associated with the recovery of costs related to the purchase of allowances through the RGGI market-based trading program for CO2
Rider RPS	A rate adjustment clause associated with the recovery of costs related to the mandatory renewable portfolio standard program established by the VCEA

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
Stonepeak

The legal entity Stonepeak Partners, LLC, one or more of its affiliated investment vehicles (including Dunedin Member LLC) or the entirety of Stonepeak Partners, LLC and its affiliated investment vehicles

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(millions, except per share amounts)
Operating Revenue	$3,941	$3,810	$11,059	$10,859
Operating Expenses
Electric fuel and other energy-related purchases	910	1,049	2,787	3,010
Purchased electric capacity	24	20	57	43
Purchased gas	34	40	198	212
Other operations and maintenance	900	842	2,597	2,366
Depreciation and amortization	549	667	1,791	1,896
Other taxes	184	162	556	517
Impairment of assets and other charges	122	1	219	136
Losses (gains) on sales of assets	—	—	(2)	(23)
Total operating expenses	2,723	2,781	8,203	8,157
Income from operations	1,218	1,029	2,856	2,702
Other income (expense)	335	56	1,020	646
Interest and related charges	403	192	1,446	1,066
Income from continuing operations including noncontrolling interests before income tax expense	1,150	893	2,430	2,282
Income tax expense	183	195	412	469
Net Income From Continuing Operations	967	698	2,018	1,813
Net Income (Loss) From Discontinued Operations(1)	(13)	(541)	182	(92)
Net Income Including Noncontrolling Interests	954	157	2,200	1,721
Noncontrolling Interests	—	—	—	—
Net Income Attributable to Dominion Energy	$954	$157	$2,200	$1,721
Amounts attributable to Dominion Energy
Net income from continuing operations	$967	$698	$2,018	$1,813
Net income (loss) from discontinued operations	(13)	(541)	182	(92)
Net income attributable to Dominion Energy	$954	$157	$2,200	$1,721
EPS - Basic
Net income from continuing operations	$1.14	$0.81	$2.33	$2.10
Net income (loss) from discontinued operations	(0.02)	(0.65)	0.22	(0.11)
Net income attributable to Dominion Energy	$1.12	$0.16	$2.55	$1.99
EPS - Diluted
Net income from continuing operations	$1.14	$0.81	$2.33	$2.10
Net income (loss) from discontinued operations	(0.02)	(0.65)	0.22	(0.11)
Net income attributable to Dominion Energy	$1.12	$0.16	$2.55	$1.99

(1)
Includes income tax expense (benefit) of $(10) million and $1.2 billion for the three months ended September 30, 2024 and 2023, respectively, and $22 million and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(millions)
Net income including noncontrolling interests	$954	$157	$2,200	$1,721
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	19	2	16
Changes in unrealized net gains (losses) on investment securities(2)	32	(22)	13	(6)
Changes in net unrecognized pension and other postretirement benefit costs(3)	4	—	(249)	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	8	8	24	24
Net realized (gains) losses on investment securities(5)	(1)	2	5	1
Net pension and other postretirement benefit costs (credits)(6)	(3)	(8)	57	(31)
Net earnings from equity method investees(7)	—	3	—	3
Changes in other comprehensive income from equity method investees(8)	—	(1)	—	—
Total other comprehensive income (loss)	33	1	(148)	7
Comprehensive income including noncontrolling interests	987	158	2,052	1,728
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Dominion Energy	$987	$158	$2,052	$1,728

(1) Net of $3 million and $(6) million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $— million and $(5) million tax for the nine months ended September 30, 2024 and 2023, respectively.

(2) Net of $(10) million and $6 million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(2) million and $2 million tax for the nine months ended September 30, 2024 and 2023, respectively.

(3) Net of $(2) million and $— million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $86 million and $— million tax for the nine months ended September 30, 2024 and 2023, respectively.

(4) Net of $(3) million and $(3) million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(9) million and $(8) million tax for the nine months ended September 30, 2024 and 2023, respectively.

(5) Net of $1 million and $— million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(1) million and $— million tax for the nine months ended September 30, 2024 and 2023, respectively.

(6) Net of $1 million and $7 million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(20) million and $15 million tax for the nine months ended September 30, 2024 and 2023, respectively.

(7) Net of $— million and $(1) million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $— million and $(1) million tax for the nine months ended September 30, 2024 and 2023, respectively.

(8) Net of $— million and $— million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,776	$184
Customer receivables (less allowance for doubtful accounts of $30 and $38)	2,082	2,251
Other receivables (less allowance for doubtful accounts of $2 and $1)	265	258
Inventories	1,717	1,698
Regulatory assets(2)	1,030	1,309
Derivative assets	545	699
Other(2)	550	459
Current assets held for sale	26	18,529
Total current assets	7,991	25,387
Investments
Nuclear decommissioning trust funds	8,017	6,946
Investment in equity method affiliates	134	268
Other	348	324
Total investments	8,499	7,538
Property, Plant and Equipment
Property, plant and equipment	91,164	83,417
Accumulated depreciation and amortization	(25,742)	(24,637)
Total property, plant and equipment, net	65,422	58,780
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,352	8,356
Other	5,413	4,828
Total deferred charges and other assets	17,908	17,327
Total assets	$99,820	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year(2)	$1,820	$6,589
Supplemental credit facility borrowings	—	450
Short-term debt	4,104	3,956
Accounts payable	937	921
Accrued interest, payroll and taxes(2)	1,354	1,075
Regulatory liabilities	714	522
Derivative liabilities	107	346
Other(3)	1,796	1,732
Current liabilities held for sale	—	8,885
Total current liabilities	10,832	24,476
Long-Term Debt
Long-term debt	33,779	32,368
Securitization bonds(2)	1,136	—
Junior subordinated notes	1,981	688
Other	205	192
Total long-term debt	37,101	33,248
Deferred Credits and Other Liabilities
Deferred income taxes	6,404	6,611
Deferred investment tax credits	1,077	1,098
Regulatory liabilities	8,995	8,674
Asset retirement obligations	6,584	5,641
Other	1,296	1,755
Total deferred credits and other liabilities	24,356	23,779
Total liabilities	72,289	81,503
Commitments and Contingencies (see Note 17)
Shareholders’ Equity
Preferred stock (see Note 16)	1,348	1,783
Common stock – no par(4)	23,854	23,728
Retained earnings	3,983	3,524
Accumulated other comprehensive loss	(1,654)	(1,506)
Shareholders’ equity	27,531	27,529
Noncontrolling interests	—	—
Total shareholders’ equity	27,531	27,529
Total liabilities and shareholders’ equity	$99,820	$109,032

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 840 million shares outstanding at September 30, 2024 and 838 million shares outstanding at December 31, 2023.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2023	2	$1,783	837	$23,704	$4,253	$(1,566)	$28,174	$—	$28,174
Net income including noncontrolling interests					157		157	—	157
Issuance of stock			—	6			6		6
Stock awards (net of change in unearned compensation)				10			10		10
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per share) and distributions					(559)		(559)	—	(559)
Other comprehensive loss, net of tax						1	1		1
Other					(1)		(1)		(1)
September 30, 2023	2	$1,783	837	$23,720	$3,830	$(1,565)	$27,768	$—	$27,768

June 30, 2024	1	$1,348	839	$23,809	$3,603	$(1,687)	$27,073	$—	$27,073
Net income including noncontrolling interests					954		954		954
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	9			9		9
Preferred stock dividends (see Note 16)					(15)		(15)		(15)
Common stock dividends ($0.6675 per share) and distributions					(559)		(559)		(559)
Other comprehensive income, net of tax						33	33		33
Other				1			1		1
September 30, 2024	1	$1,348	840	$23,854	$3,983	$(1,654)	$27,531	$—	$27,531

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock		Dominion Energy Shareholders
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2022	2	$1,783	835	$23,605	$3,843	$(1,572)	$27,659	$—	$27,659
Net income including noncontrolling interests					1,721		1,721	—	1,721
Issuance of stock			2	91			91		91
Stock awards (net of change in unearned compensation)				24			24		24
Preferred stock dividends (see Note 16)					(60)		(60)		(60)
Common stock dividends ($2.0025 per common share) and distributions					(1,674)		(1,674)	—	(1,674)
Other comprehensive income, net of tax						7	7		7
September 30, 2023	2	$1,783	837	$23,720	$3,830	$(1,565)	$27,768	$—	$27,768

December 31, 2023	2	$1,783	838	$23,728	$3,524	$(1,506)	$27,529	$—	$27,529
Net income including noncontrolling interests					2,200		2,200	—	2,200
Issuance of stock			2	102			102		102
Stock awards (net of change in unearned compensation)			—	24			24		24
Repurchase of preferred stock	(1)	$(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(63)		(63)		(63)
Common stock dividends (2.0025 per common share) and distributions					(1,678)		(1,678)	—	(1,678)
Other comprehensive loss, net of tax						(148)	(148)		(148)
September 30, 2024	1	$1,348	840	$23,854	$3,983	$(1,654)	$27,531	$—	$27,531

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2024	2023
(millions)
Operating Activities
Net income including noncontrolling interests	$2,200	$1,721
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,014	2,372
Deferred income taxes	(274)	1,439
Deferred investment tax credits	(23)	(37)
Impairment of assets and other charges	251	169
Losses from East Ohio, Questar Gas and PSNC Transactions	165	—
Gains on sales of assets and equity method investments (including Cove Point)	—	(657)
Net gains on nuclear decommissioning trust funds and other investments	(589)	(228)
Other adjustments	60	106
Changes in:
Accounts receivable	379	516
Inventories	(47)	(148)
Deferred fuel and purchased gas costs, net	768	635
Prepayments and deposits, net	(14)	375
Accounts payable	(27)	(812)
Accrued interest, payroll and taxes	224	208
Net realized and unrealized changes related to derivative activities	(34)	180
Pension and other postretirement benefits	(446)	(357)
Other operating assets and liabilities	(230)	(296)
Net cash provided by operating activities	4,377	5,186
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(8,719)	(7,166)
Acquisition of solar development projects	(202)	(14)
Proceeds from sale of noncontrolling interest in Cove Point	—	3,293
Proceeds from East Ohio, Questar Gas and PSNC Transactions	9,237	—
Proceeds from sales of securities	2,230	2,007
Purchases of securities	(2,350)	(2,182)
Proceeds from sale of assets	35	32
Contributions to equity method affiliates	(14)	(79)
Distributions from equity method affiliates	126	1
Other	(50)	17
Net cash provided by (used in) investing activities	293	(4,091)
Financing Activities
Issuance of short-term debt, net	148	362
364-day term loan facility borrowings	3,000	3,475
Repayment of 364-day term loan facility borrowings	(7,750)	(750)
Issuance and remarketing of long-term debt	4,743	2,660
Repayment and repurchase of long-term debt	(1,884)	(5,673)
Issuance of securitization bonds	1,282	—
Supplemental credit facility borrowings	—	900
Supplemental credit facility repayments	(450)	(450)
Repurchase of preferred stock	(440)	—
Issuance of common stock	102	91
Common dividend payments	(1,678)	(1,674)
Other	(142)	(130)
Net cash used in financing activities	(3,069)	(1,189)
Increase (decrease) in cash, restricted cash and equivalents	1,601	(94)
Cash, restricted cash and equivalents at beginning of period	301	341
Cash, restricted cash and equivalents at end of period	$1,902	$247

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(millions)
Operating Revenue(1)	$2,762	$2,645	$7,788	$7,281
Operating Expenses
Electric fuel and other energy-related purchases(1)	690	736	2,098	2,242
Purchased electric capacity	24	15	53	33
Other operations and maintenance:
Affiliated suppliers	110	98	325	290
Other	464	434	1,300	1,127
Depreciation and amortization	375	487	1,268	1,366
Other taxes	83	71	248	223
Impairment of assets and other charges (benefits)	40	(15)	38	30
Total operating expenses	1,786	1,826	5,330	5,311
Income from operations	976	819	2,458	1,970
Other income (expense)	58	(1)	159	83
Interest and related charges(1)	239	215	633	578
Income before income tax expense	795	603	1,984	1,475
Income tax expense	141	128	386	311
Net Income	$654	$475	$1,598	$1,164
(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(millions)
Net income	$654	$475	$1,598	$1,164
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	18	2	15
Changes in unrealized net gains (losses) on investment securities(2)	6	(3)	2	—
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	(1)	—	1	—
Total other comprehensive income (loss)	(2)	15	5	15
Comprehensive income	$652	$490	$1,603	$1,179

(1)
Net of $3 million and $(7) million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $— million and $(6) million tax for the nine months ended September 30, 2024 and 2023, respectively.
(2)
Net of $(2) million and $— million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(1) million and $— million tax for the nine months ended September 30, 2024 and 2023, respectively.
(3)
Net of $(1) million and $— million tax for the three months ended September 30, 2024 and 2023, respectively, and net of $(1) million and $— million tax for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$28	$90
Customer receivables (less allowance for doubtful accounts of $22 and $30)	1,618	1,728
Other receivables (less allowance for doubtful accounts of $2 and $1)	115	121
Affiliated receivables	73	50
Inventories (average cost method)	1,125	1,085
Derivative assets(2)	135	234
Regulatory assets(3)	751	868
Other(3)	271	141
Total current assets	4,116	4,317
Investments
Nuclear decommissioning trust funds	4,266	3,716
Other	4	4
Total investments	4,270	3,720
Property, Plant and Equipment
Property, plant and equipment	67,498	60,963
Accumulated depreciation and amortization	(17,908)	(17,096)
Total property, plant and equipment, net	49,590	43,867
Deferred Charges and Other Assets
Regulatory assets(3)	4,561	4,317
Other(2)	2,595	2,397
Total deferred charges and other assets	7,156	6,714
Total assets	$65,132	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2024	December 31, 2023(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year(2)	$540	$381
Short-term debt	740	455
Accounts payable	656	597
Payables to affiliates	95	111
Affiliated current borrowings	633	500
Accrued interest, payroll and taxes(2)	493	293
Regulatory liabilities	516	321
Derivative liabilities(3)	80	244
Other	1,328	1,285
Total current liabilities	5,081	4,187
Long-Term Debt
Long-term debt	18,872	17,043
Securitization bonds(2)	1,136	—
Other	96	72
Total long-term debt	20,104	17,115
Deferred Credits and Other Liabilities
Deferred income taxes	4,073	3,624
Deferred investment tax credits	645	656
Regulatory liabilities	6,395	5,978
Asset retirement obligations	4,728	4,276
Other(3)	1,096	1,125
Total deferred credits and other liabilities	16,937	15,659
Total liabilities	42,122	36,961
Commitments and Contingencies (see Note 17)
Common Shareholder’s Equity
Common stock – no par(4)	8,987	8,987
Other paid-in capital	1,113	1,113
Retained earnings	12,889	11,541
Accumulated other comprehensive income	21	16
Total common shareholder’s equity	23,010	21,657
Total liabilities and shareholder’s equity	$65,132	$58,618
(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2023 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 324,245 shares outstanding at both September 30, 2024 and December 31, 2023.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
June 30, 2023	275	$5,738	$1,113	$10,778	$9	$17,638
Net income				475		475
Other comprehensive income, net of tax					15	15
September 30, 2023	275	$5,738	$1,113	$11,253	$24	$18,128

June 30, 2024	324	$8,987	$1,113	$12,236	$23	$22,359
Net income				654		654
Other comprehensive income, net of tax					(2)	(2)
Other				(1)		(1)
September 30, 2024	324	$8,987	$1,113	$12,889	$21	$23,010

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Total
(millions, except for shares)	(thousands)
December 31, 2022	275	$5,738	$1,113	$10,089	$9	$16,949
Net income				1,164		1,164
Other comprehensive loss, net of tax					15	15
September 30, 2023	275	$5,738	$1,113	$11,253	$24	$18,128

December 31, 2023	324	$8,987	$1,113	$11,541	$16	$21,657
Net income				1,598		1,598
Dividends				(250)		(250)
Other comprehensive income, net of tax					5	5
September 30, 2024	324	$8,987	$1,113	$12,889	$21	$23,010

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2024	2023
(millions)
Operating Activities
Net income	$1,598	$1,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,386	1,486
Deferred income taxes	381	453
Deferred investment tax benefits	(11)	(11)
Impairment of assets and other charges (benefits)	37	44
Net (gains) on nuclear decommissioning trust funds and other investments	(85)	(31)
Other adjustments	(20)	16
Changes in:
Accounts receivable	89	(41)
Affiliated receivables and payables	(38)	(225)
Inventories	(41)	(98)
Prepayments and deposits, net	11	267
Deferred fuel expenses, net	345	487
Accounts payable	41	(80)
Accrued interest, payroll and taxes	200	168
Net realized and unrealized changes related to derivative activities	136	541
Other operating assets and liabilities	(94)	(100)
Net cash provided by operating activities	3,935	4,040
Investing Activities
Plant construction and other property additions	(6,885)	(4,871)
Purchases of nuclear fuel	(122)	(128)
Acquisition of solar development projects	(27)	(14)
Proceeds from sales of securities	1,370	1,254
Purchases of securities	(1,449)	(1,363)
Other	(25)	34
Net cash used in investing activities	(7,138)	(5,088)
Financing Activities
Issuance of short-term debt, net	285	1
Issuance (repayment) of affiliated current borrowings, net	133	(230)
Issuance and remarketing of long-term debt	2,443	2,660
Repayment and repurchase of long-term debt	(593)	(1,308)
Issuance of securitization bonds	1,282	—
Common dividend payments to parent	(250)	—
Other	(55)	(62)
Net cash provided by financing activities	3,245	1,061
Increase in cash, restricted cash and equivalents	42	13
Cash, restricted cash and equivalents at beginning of period	90	24
Cash, restricted cash and equivalents at end of period	$132	$37

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and distributors of energy. Dominion Energy’s operations are conducted through various subsidiaries, including Virginia Power. Dominion Energy’s operations also include DESC, a regulated public utility serving electric and gas customers in South Carolina, and nonregulated electric generation. See Note 3 for a description of the sale of regulated gas distribution operations to Enbridge including the East Ohio Transaction, which was completed in March 2024, the Questar Gas Transaction, which was completed in May 2024, and the PSNC Transaction, which was completed in September 2024.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2024, their results of operations and changes in equity for the three and nine months ended September 30, 2024 and 2023 and their cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2024	September 30, 2023	December 31, 2023	December 31, 2022
(millions)
Dominion Energy
Cash and cash equivalents(1)	$1,776	$176	$217	$153
Restricted cash and equivalents(2)(4)	126	71	84	188
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$1,902	$247	$301	$341
Virginia Power
Cash and cash equivalents	$28	$37	$90	$22
Restricted cash and equivalents(3)(4)	104	—	—	2
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$132	$37	$90	$24

(1)
At September 30, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had $39 million, $33 million and $34 million, respectively, of cash and cash equivalents included in current assets held for sale.
(2)
At September 30, 2023, December 31, 2023 and December 31, 2022, Dominion Energy had $4 million, $4 million and $2 million, respectively, of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.
(4)
Includes $100 million attributable to VIEs at September 30, 2024.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Nine Months Ended September 30,	2024	2023
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$930	$884
Leases(2)	183	294
(1)
See Notes 3 and 17 for noncash financing activities related to debt assumed with closing of the East Ohio Transaction, the Questar Gas Transaction and the PSNC Transaction and the transfer of property associated with the settlement of litigation.
(2)
Includes $100 million and $51 million of financing leases at September 30, 2024 and 2023, respectively, and $83 million and $243 million of operating leases at September 30, 2024 and 2023, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Nine Months Ended September 30,	2024	2023
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$738	$646
Leases(1)	156	253

(1)
Includes $89 million and $44 million of financing leases at September 30, 2024 and 2023, respectively, and $67 million and $209 million of operating leases at September 30, 2024 and 2023, respectively.

Property, Plant and Equipment

Virginia Power recorded a $25 million ($18 million after-tax) charge during the third quarter of 2024 within impairment of assets and other charges in its Consolidated Statements of Income related to the write-off of early-stage development costs associated with a hydroelectric pumped storage facility that it is no longer considering constructing.

Asset Retirement Obligations

In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Dominion Energy believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 19 different stations, including 12 at Virginia Power. In connection with this rule, in the second quarter of 2024, Dominion Energy and Virginia Power recorded an increase to their AROs of $1.1 billion and $420 million, respectively, with a corresponding increase of $536 million and $234 million, respectively, to regulatory assets for amounts recoverable through retail electric rates, including riders, for electric generation stations that have been retired, $505 million and $152 million, respectively, to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $34 million to other deferred charges and other assets for amounts associated with non-jurisdictional customers at Virginia Power. In the third quarter of 2024, Dominion Energy recorded an adjustment to decrease the ARO and related property, plant and equipment by $215 million to reflect updated information concerning one facility. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

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

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which included the sale of PSNC. The sale closed in September 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and North Carolina Commission. At closing, the transaction was valued at $3.3 billion, consisting of a purchase price of $2.0 billion in cash and $1.3 billion of assumed indebtedness. The purchase price is subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. The internal reorganization in connection with the PSNC Transaction was subject to approval by the North Carolina Commission. Dominion Energy filed for such approval in September 2023 which was received in November 2023. The internal reorganization was completed in December 2023.

Dominion Energy retained the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. Dominion Energy recognized a pre-tax loss of $33 million ($30 million after-tax loss) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. Dominion Energy recorded an additional charge of $16 million to adjust these deferred taxes to recorded balances as of June 30, 2024. These deferred taxes reversed in the third quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale disclosed above. See Note 5 for additional information.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

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

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $30 million ($18 million after-tax gain) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $284 million ($279 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $462 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $22 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale disclosed above. See Note 5 for additional information.

At the closing of the Questar Gas Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of Questar Gas and Wexpro for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Other Sales

In February 2024, Dominion Energy entered into an agreement with AES to sell Birdseye and the Madison solar project for approximately $17 million in cash, subject to customary closing adjustments, which closed in April 2024. Dominion Energy had previously recognized a charge of $68 million ($51 million after-tax) in the fourth quarter of 2023 to adjust the assets down to their realizable fair value. As a result, the gain on the sale recognized by Dominion Energy in the second quarter of 2024, including the effects of final closing adjustments, was inconsequential.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	PSNC Transaction(1)	East Ohio Transaction(1)	PSNC Transaction(1)	Questar Gas Transaction(1)	Other
(millions)
Operating revenue	$81	$229	$488	$894	$—
Operating expense(2)	91	254	312	746	(8)
Other income (expense)	5	(17)	11	2	—
Interest and related charges	16	15	44	25	—
Income (loss) before income taxes	(21)	(57)	143	125	8
Income tax expense (benefit)	(9)	9	44	46	—
Net income (loss) attributable to Dominion Energy(3)	$(12)	$(66)	$99	$79	$8
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024, the PSNC Transaction which closed on September 30, 2024 and the Questar Gas Transaction which closed on May 31, 2024.
(2)
East Ohio Transaction includes a charge of $45 million ($33 million after-tax) associated with an increase to certain pension retirement benefits attributable to a plan amendment and a contribution to the defined contribution employee savings plan. See Note 20 for further information on these transactions.
(3)
Excludes $2 million and $(71) million of income tax expense (benefit) attributable to consolidated state adjustments for the three and nine months ended September 30, 2024, respectively.

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

The carrying value of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheets, were as follows:

	At December 31, 2023
	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(1)	$497	$336	$764	$1
Property, plant and equipment, net	5,443	2,806	4,369	26
Other deferred charges and other assets, including goodwill(2) and intangible assets	2,659	834	766	—
Current liabilities(3)	560	224	389	7
Long-term debt	2,286	948	1,205	—
Other deferred credits and liabilities(4)	1,437	711	1,116	2
(1)
Includes cash and cash equivalents of $4 million and regulatory assets of $75 million within the East Ohio Transaction, cash and cash equivalents of $2 million and regulatory assets of $89 million within the PSNC Transaction and cash and cash equivalents of $26 million and regulatory assets of $297 million within the Questar Gas Transaction at December 31, 2023.
(2)
Includes goodwill of $1.5 billion and regulatory assets of $781 million within the East Ohio Transaction, goodwill of $673 million and regulatory assets of $86 million within the PSNC Transaction and goodwill of $720 million and regulatory assets of $(39) million within the Questar Gas Transaction at December 31, 2023.

(3)
Includes regulatory liabilities of $54 million within the East Ohio Transaction, $44 million within the PSNC Transaction and $55 million within the Questar Gas Transaction at December 31, 2023.
(4)
Includes regulatory liabilities of $711 million within the East Ohio Transaction, $435 million within the PSNC Transaction and $502 million within the Questar Gas Transaction at December 31, 2023.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	East Ohio Transaction(1)	PSNC Transaction(1)	Questar Gas Transaction(1)	Other	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$65	$287	$160	$—	$355	$153	$290	$—
Significant noncash items
Depreciation, depletion and amortization	—	—	—	—	109	67	130	2
Accrued capital expenditures					53	22	33	—
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024, the PSNC Transaction which closed on September 30, 2024 and the Questar Gas Transaction which closed on May 31, 2024, respectively.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Regulated electric sales:
Residential	$1,535	$1,558	$4,184	$3,968	$1,155	$1,133	$3,183	$2,975
Commercial	1,248	1,236	3,533	3,453	998	962	2,851	2,745
Industrial	216	227	642	658	113	109	330	324
Government and other retail	303	288	812	764	285	269	763	711
Wholesale	39	53	108	133	29	37	82	88
Nonregulated electric sales	239	229	693	611	30	22	69	55
Regulated gas sales:
Residential	30	28	223	207
Commercial	24	25	100	106
Other	15	19	50	58
Regulated gas transportation and storage	6	4	15	13
Other regulated revenue	87	61	293	204	84	57	282	193
Other nonregulated revenues(1)(2)(3)	43	30	111	115	11	9	30	42
Total operating revenue from contracts with customers	3,785	3,758	10,764	10,290	2,705	2,598	7,590	7,133
Other revenues(1)(4)	156	52	295	569	57	47	198	148
Total operating revenue	$3,941	$3,810	$11,059	$10,859	$2,762	$2,645	$7,788	$7,281

(1)
See Note 19 for amounts attributable to affiliates.
(2)
Sales of renewable energy credits were $10 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, and $22 million and $36 million for the nine months ended September 30, 2024 and 2023, respectively, at Dominion Energy and $4 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $9 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively, at Virginia Power.
(3)
Includes revenue from transition services agreements of $17 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, and $34 million and $16 million for the nine months ended September 30, 2024 and 2023, respectively, at Dominion Energy.
(4)
Includes alternative revenue of $24 million and $34 million for the three months ended September 30, 2024 and 2023, respectively, and $85 million and $111 million for the nine months ended September 30, 2024 and 2023, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at September 30, 2024.

At September 30, 2024 and December 31, 2023, Dominion Energy’s contract liability balances were $50 million and $47 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, Virginia Power’s contract liability balances were $43 million and $40 million, respectively, and are recorded in other current liabilities and other deferred credits and other liabilities in its Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2024 and 2023, Dominion Energy recognized revenue of $45 million and $48 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2024 and 2023, Virginia Power recognized $40 million and $39 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2024	2023	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.3	3.9	4.4	4.6
Investment tax credits	(1.2)	(1.5)	(0.8)	(0.7)
Production tax credits	(2.8)	(0.6)	(3.0)	(0.9)
Reversal of excess deferred income taxes	(2.4)	(2.6)	(1.8)	(2.6)
Changes in state deferred taxes associated with assets held for sale	—	1.3	—	—
AFUDC - equity	(0.6)	(0.1)	(0.6)	—
Other, net	(0.4)	(0.8)	0.3	(0.3)
Effective tax rate	16.9%	20.6%	19.5%	21.1%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024. The amount of the credit to be realized, if any, is a function of annual qualified production levels and gross receipts determined for each of the Companies’ nuclear units that cannot be fully determined until the completion of the calendar year. For the nine months ended September 30, 2024, Virginia Power recorded a $53 million tax benefit which represents a prorated portion of the estimated net realizable value of the nuclear production tax credit. The ultimate nuclear production tax credit realized by the Companies could vary significantly based on actual market prices, qualifying production and/or final computational U.S. Treasury guidance.

Dominion Energy’s effective tax rate for the nine months ended September 30, 2023, includes a net income tax expense of $29 million associated with the remeasurement of consolidated state deferred taxes as a result of the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy's 50% noncontrolling partnership interest in Cove Point. See Notes 3 and 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these transactions.

As of September 30, 2024, there have been no material changes in the Companies’ unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is $22 million and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively. Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which was treated as a stock sale for income tax purposes. During 2023 in connection with the pending sales, Dominion Energy recorded a charge of $825 million to establish deferred tax liabilities to reflect the excess of financial reporting basis over tax basis in stock of the entities to be sold. See Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these transactions.

Dominion Energy recorded a tax benefit of $52 million for the nine months ended September 30, 2024, including the reversal of $841 million of the deferred tax liabilities associated with the East Ohio, Questar Gas and PSNC Transactions previously established during 2023 and 2024. See Note 3 for additional information.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$967	$698	$2,018	$1,813
Preferred stock dividends (see Note 16)	(15)	(20)	(54)	(60)
Preferred stock deemed dividends (see Note 16)	—	—	(9)	—
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	952	678	$1,955	$1,753
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(13)	$(541)	$182	$(92)
Average shares of common stock outstanding - Basic	839.0	836.8	838.3	836.0
Net effect of dilutive securities(1)	0.3	—	0.1	0.2
Average shares of common stock outstanding - Diluted	839.3	836.8	838.4	836.2
EPS from continuing operations - Basic	$1.14	$0.81	$2.33	$2.10
EPS from discontinued operations - Basic	(0.02)	(0.65)	$0.22	(0.11)
EPS attributable to Dominion Energy - Basic	$1.12	$0.16	$2.55	$1.99
EPS from continuing operations - Diluted	$1.14	$0.81	$2.33	$2.10
EPS from discontinued operations - Diluted	(0.02)	(0.65)	$0.22	(0.11)
EPS attributable to Dominion Energy - Diluted	$1.12	$0.16	$2.55	$1.99
(1)
Dilutive securities for the three and nine months ended September 30, 2024 consists of certain of the forward sales agreements entered into in the second and third quarters of 2024 (applying the treasury stock method). Dilutive securities for the nine months ended September 30, 2023 include stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). See Notes 16 and 17 for additional information.

Certain of the forward sales agreements entered into in the second and third quarters of 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three and nine months ended September 30, 2024 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Three Months Ended September 30, 2024
Beginning balance	$(191)	$(13)	$(1,483)	$—	$(1,687)
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	32	4	—	29
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Other income (expense)	—	(2)	(4)	—	(6)
Total	11	(2)	(4)	—	5
Income tax expense (benefit)	(3)	1	1	—	(1)
Total, net of tax	8	(1)	(3)	—	4
Net current period other comprehensive income (loss)	1	31	1	—	33
Ending balance	$(190)	$18	$(1,482)	$—	$(1,654)
Three Months Ended September 30, 2023
Beginning balance	$(236)	$(29)	$(1,299)	$(2)	$(1,566)
Other comprehensive income (loss) before reclassifications: gains (losses)	19	(22)	—	(1)	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	—	11
Discontinued operations	—	—	—	4	4
Other income (expense)	—	2	(15)	—	(13)
Total	11	2	(15)	4	2
Income tax expense (benefit)	(3)	—	7	(1)	3
Total, net of tax	8	2	(8)	3	5
Net current period other comprehensive income (loss)	27	(20)	(8)	2	1
Ending balance	$(209)	$(49)	$(1,307)	$—	$(1,565)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $64 million, $64 million, $70 million and $79 million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.
(3)
Net of $(5) million, $3 million, $16 million and $9 million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.
(4)
Net of $522 million, $522 million, $461 million and $453 million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.
(5)
Net of $— million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)	Equity Method Investees(5)	Total
(millions)
Nine Months Ended September 30, 2024
Beginning balance	$(216)	$—	$(1,290)	$—	$(1,506)
Other comprehensive income (loss) before reclassifications: gains (losses)	2	13	(249)	—	(234)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	33	—	—	—	33
Other income (expense)	—	6	77	—	83
Total	33	6	77	—	116
Income tax expense (benefit)	(9)	(1)	(20)	—	(30)
Total, net of tax	24	5	57	—	86
Net current period other comprehensive income (loss)	26	18	(192)	—	(148)
Ending balance	$(190)	$18	$(1,482)	$—	$(1,654)
Nine Months Ended September 30, 2023
Beginning balance	$(249)	$(44)	$(1,276)	$(3)	$(1,572)
Other comprehensive income (loss) before reclassifications: gains (losses)	16	(6)	—	—	10
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	32	—	—	—	32
Discontinued operations	—	—	—	4	4
Other income (expense)	—	1	(46)	—	(45)
Total	32	1	(46)	4	(9)
Income tax expense (benefit)	(8)	—	15	(1)	6
Total, net of tax	24	1	(31)	3	(3)
Net current period other comprehensive income (loss)	40	(5)	(31)	3	7
Ending balance	$(209)	$(49)	$(1,307)	$—	$(1,565)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $64 million, $73 million, $70 million and $83 million tax at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively.
(3)
Net of $(5) million, $(2) million, $16 million and $13 million tax at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively.
(4)
Net of $522 million, $456 million, $461 million and $445 million tax at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively.
(5)
Net of $— million tax at September 30, 2024, December 31, 2023, September 30, 2023 and $1 million tax at December 31, 2022, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended September 30, 2024
Beginning balance	$24	$(1)	$23
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	6	(1)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	—	—
Other income (expense)	—	—	—
Total	—	—	—
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	(1)	(1)
Net current period other comprehensive income (loss)	(7)	5	(2)
Ending balance	$17	$4	$21
Three Months Ended September 30, 2023
Beginning balance	$13	$(4)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	18	(3)	15
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	1	—	1
Other income (expense)	—	—	—
Total	1	—	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	18	(3)	15
Ending balance	$31	$(7)	$24
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(6) million, $(8) million, $(11) million and $(4) million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.
(3)
Net of $(2) million, $— million, $3 million and $1 million tax at September 30, 2024, June 30, 2024, September 30, 2023 and June 30, 2023, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Nine Months Ended September 30, 2024
Beginning balance	$15	$1	$16
Other comprehensive income (loss) before reclassifications: gains (losses)	2	2	4
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	—	—	—
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	2	3	5
Ending balance	$17	$4	$21
Nine Months Ended September 30, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income (loss) before reclassifications: gains (losses)	15	—	15
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	1	—	1
Other income (expense)	—	—	—
Total	1	—	1
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	15	—	15
Ending balance	$31	$(7)	$24
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(6) million, $(5) million, $(11) million and $(5) million tax at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively.
(3)
Net of $(2) million, $— million, $3 million and $2 million tax at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at September 30, 2024. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted Average(1)	Fair Value (millions)	Range	Weighted Average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	$8	(2)-4	(1)	$8	(2)-3	(1)
FTRs	Discounted cash flow	Market price (per MWh)	(3)	72	(4)-11	4	72	(4)-11	4
Electricity	Discounted cash flow	Market price (per MWh)	(3)	186	27-118	48
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	16	1-5	3	13	1-5	3
		Price volatility	(4)		10%-71%	46%		14%-71%	52%
Total assets				$282			$93
Liabilities
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	1	(6)-7	1	1	(6)-7	1
Electricity	Discounted cash flow	Market price (per MWh)	(3)	11	35-118	62
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	1	1-3	2	1	1-3	2
		Price volatility	(4)		44%-54%	50%		44%-54%	50%
Total liabilities				$13			$2
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
(millions)
September 30, 2024
Assets
Derivatives:
Commodity	$—	$168	$282	$450	$—	$53	$93	$146
Interest rate	—	702	—	702	—	45	—	45
Foreign currency exchange rate	—	8	—	8	—	8	—	8
Investments(1):
Equity securities:
U.S.	5,473	—	—	5,473	2,818	—	—	2,818
Fixed income:
Corporate debt instruments	—	578	—	578	—	351	—	351
Government securities	—	1,605	—	1,605	—	912	—	912
Other	141	—	—	141	96	—	—	96
Cash equivalents and other	—	2	—	2	—	2	—	2
Total assets	$5,614	$3,063	$282	$8,959	$2,914	$1,371	$93	$4,378
Liabilities
Derivatives:
Commodity	$—	$96	$13	$109	$—	$58	$2	$60
Interest rate	—	20	—	20	—	—	—	—
Foreign currency exchange rate	—	52	—	52	—	52	—	52
Total liabilities	$—	$168	$13	$181	$—	$110	$2	$112
December 31, 2023
Assets
Derivatives:
Commodity	$—	$325	$225	$550	$—	$96	$21	$117
Interest rate	—	800	—	800	—	181	—	181
Investments(1):
Equity securities:
U.S.	4,527	—	—	4,527	2,362	—	—	2,362
Fixed income:
Corporate debt instruments	—	500	—	500	—	274	—	274
Government securities	219	1,238	—	1,457	129	687	—	816
Cash equivalents and other	31	—	—	31	20	—	—	20
Total assets	$4,777	$2,863	$225	$7,865	$2,511	$1,238	$21	$3,770
Liabilities
Derivatives:
Commodity	$—	$160	$139	$299	$—	$95	$137	$232
Interest rate	—	359	—	359	—	45	—	45
Foreign currency exchange rate	—	39	—	39	—	39	—	39
Total liabilities	$—	$558	$139	$697	$—	$179	$137	$316
(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $211 million and $457 million of assets at Dominion Energy, inclusive of $77 million and $217 million at Virginia Power, at September 30, 2024 and December 31, 2023, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Beginning balance	$360	$134	$86	$422	$105	$(3)	$(116)	$221
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	13	(10)	7	(8)
Electric fuel and other energy- related purchases	14	(103)	(134)	(191)	10	(107)	(136)	(195)
Discontinued operations	(3)	1	(4)	1
Included in regulatory assets/ liabilities	(77)	(174)	230	(463)	(7)	(176)	219	(400)
Settlements	(40)	103	54	174	(17)	107	103	179
Purchases	2	—	30	16	—	—	21	16
Ending balance	$269	$(49)	$269	$(49)	$91	$(179)	$91	$(179)

Dominion Energy had $12 million and $7 million of unrealized gains included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2024, respectively, and $(10) million and $(8) million of unrealized losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2023. Virginia Power had no unrealized gains or losses for the three and nine months ended September 30, 2024 and 2023.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
September 30, 2024
Long-term debt(2)	$34,555	$33,818	$19,221	$18,571
Supplemental credit facility borrowings	—	—
Securitization bonds(3)	1,282	1,315	1,282	1,315
Junior subordinated notes(2)	2,666	2,853
December 31, 2023
Long-term debt(2)	$42,526	$40,539	$17,392	$16,418
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,388	1,374

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at September 30, 2024 and December 31, 2023. Additionally, Dominion Energy carrying amounts include portions classified as current liabilities held for sale at December 31, 2023.
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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
September 30, 2024
Commodity contracts:
Over-the-counter	$185	$28	$—	$157	$132	$15	$—	$117
Exchange	104	46	—	58	3	2	—	1
Interest rate contracts:
Over-the-counter	702	17	—	685	45	—	—	45
Foreign currency exchange rate contracts:
Over-the-counter	8	8	—	—	8	8	—	—
Total derivatives, subject to a master netting or similar arrangement	$999	$99	$—	$900	$188	$25	$—	$163
December 31, 2023
Commodity contracts:
Over-the-counter	$289	$26	$—	$263	$112	$13	$—	$99
Exchange	118	33	15	70	4	3	—	1
Interest rate contracts:
Over-the-counter	800	191	—	609	181	11	—	170
Total derivatives, subject to a master netting or similar arrangement	$1,207	$250	$15	$942	$297	$27	$—	$270

(1)
Excludes derivative assets of $161 million and $143 million at Dominion Energy and $11 million and $1 million at Virginia Power at September 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
September 30, 2024
Commodity contracts:
Over-the-counter	$59	$28	$—	$31	$21	$15	$—	$6
Exchange	46	46	—	—	2	2	—	—
Interest rate contracts:
Over-the-counter	20	17	—	3	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	52	8	—	44	52	8	—	44
Total derivatives, subject to a master netting or similar arrangement	$177	$99	$—	$78	$75	$25	$—	$50
December 31, 2023
Commodity contracts:
Over-the-counter	$266	$26	$30	$210	$153	$13	$30	$110
Exchange	33	33	—	—	3	3	—	—
Interest rate contracts:
Over-the-counter	359	186	—	173	45	6	—	39
Foreign currency exchange rate contracts:
Over-the-counter	39	5	—	34	39	5	—	34
Total derivatives, subject to a master netting or similar arrangement	$697	$250	$30	$417	$240	$27	$30	$183

(1)
Excludes derivative liabilities of $4 million at Dominion Energy at September 30, 2024 and $37 million and $76 million at Virginia Power at September 30, 2024 and December 31, 2023, respectively, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2023 which were not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at September 30, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	39	24	38	24
Basis(2)	167	328	157	328
Electricity (MWh in millions):
Fixed price	18	33	9	2
FTRs	72		72
Interest rate(3) (in millions)	$2,662	$7,612	$—	$1,050
Foreign currency exchange rate(3) (in millions)
Danish Krone	1,829 kr.	1,512 kr.	1,829 kr.	1,512 kr.
Euro	€592	€921	€592	€921
(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at September 30, 2024:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$(190)	$(30)	375 months	$17	$1	375 months
Total	$(190)	$(30)		$17	$1

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
(millions)
At September 30, 2024
ASSETS
Current Assets
Commodity	$—	$235	$235	$—	$130	$130
Interest rate	—	305	305	—	—	—
Foreign currency exchange rate	—	5	5	—	5	5
Total current derivative assets	—	545	545	—	135	135
Noncurrent Assets
Commodity	—	215	215	—	16	16
Interest rate	45	352	397	45	—	45
Foreign currency exchange rate	—	3	3	—	3	3
Total noncurrent derivative assets(1)	45	570	615	45	19	64
Total derivative assets	$45	$1,115	$1,160	$45	$154	$199
LIABILITIES
Current Liabilities
Commodity	$—	$81	$81	$—	$54	$54
Interest rate	—	—	—	—	—	—
Foreign currency exchange rate	—	26	26	—	26	26
Total current derivative liabilities	—	107	107	—	80	80
Noncurrent Liabilities
Commodity	—	28	28	—	6	6
Interest rate	—	20	20	—	—	—
Foreign currency exchange rate	—	26	26	—	26	26
Total noncurrent derivative liabilities(2)	—	74	74	—	32	32
Total derivative liabilities	$—	$181	$181	$—	$112	$112
At December 31, 2023
ASSETS
Current Assets
Commodity	$—	$312	$312	$—	$91	$91
Interest rate	143	298	441	143	—	143
Total current derivative assets(3)	143	610	753	143	91	234
Noncurrent Assets
Commodity	—	238	238	—	26	26
Interest rate	38	321	359	38	—	38
Total noncurrent derivative assets(1)	38	559	597	38	26	64
Total derivative assets	$181	$1,169	$1,350	$181	$117	$298
LIABILITIES
Current Liabilities
Commodity	$—	$244	$244	$—	$188	$188
Interest rate	45	76	121	45	—	45
Foreign currency exchange rate	—	11	11	—	11	11
Total current derivative liabilities(4)	45	331	376	45	199	244
Noncurrent Liabilities
Commodity	—	55	55	—	44	44
Interest rate	—	238	238	—	—	—
Foreign currency exchange rate	—	28	28	—	28	28
Total noncurrent derivative liabilities(2)	—	321	321	—	72	72
Total derivative liabilities	$45	$652	$697	$45	$271	$316
(1)
Noncurrent derivative assets are presented in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets.
(2)
Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
(3)
Includes $54 million recorded in current assets held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.

(4)
Includes $30 million recorded in current liabilities held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$(10)	$(11)	$(110)	$(10)	$—	$(109)
Total	$(10)	$(11)	$(110)	$(10)	$—	$(109)
Three Months Ended September 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$25	(11)	$268	$25	$(1)	$267
Total	$25	$(11)	$268	$25	$(1)	$267
Nine Months Ended September 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$2	$(33)	$20	$2	$—	$20
Total	$2	$(33)	$20	$2	$—	$20
Nine Months Ended September 30, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$21	$(32)	$236	$21	$(1)	$235
Total	$21	$(32)	$236	$21	$(1)	$235

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$123	$7	$184	$428	$31	$6	$107	$25
Electric fuel and other energy-related purchases	2	(149)	(188)	(267)	(1)	(151)	(188)	(270)
Operations and maintenance	—	—	—	2	—	—	—	2
Discontinued operations	(3)	—	(28)	94
Interest rate:
Interest and related charges	77	274	(14)	227
Discontinued operations	—	(7)	—	17
Total	$199	$125	$(46)	$501	$30	$(145)	$(81)	$(243)

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

Note 10. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $152 million and $119 million at September 30, 2024 and December 31, 2023, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2024
Equity securities:(1)
U.S.	$1,267	$4,181	$(2)			$5,446	$728	$2,168	$(2)			$2,894
Fixed income securities:(2)
Corporate debt instruments	569	17	(17)		$—	569	357	8	(14)		$—	351
Government securities	1,549	42	(15)		—	1,576	894	25	(7)		—	912
Common/ collective trust funds	—	—	—		—	—	—	—	—		—	—
Other	131	—	—		—	131	96	—	—		—	96
Insurance contracts	252	—	—			252
Cash equivalents and other(3)	43	—	—		—	43	13	—	—		—	13
Total	$3,811	$4,240	$(34)	(4)	$—	$8,017	$2,088	$2,201	$(23)	(4)	$—	$4,266
December 31, 2023
Equity securities:(1)
U.S.	$1,276	$3,270	$(10)			$4,536	$759	$1,706	$(10)			$2,455
Fixed income securities:(2)
Corporate debt instruments	508	10	(27)		$—	491	292	3	(21)		$—	274
Government securities	1,426	28	(24)		—	1,430	811	17	(12)		—	816
Common/ collective trust funds	161	—	—		—	161	124	—	—		—	124
Insurance contracts	244	—	—			244
Cash equivalents and other(3)	84	—	—		—	84	47	—	—		—	47
Total	$3,699	$3,308	$(61)	(4)	$—	$6,946	$2,033	$1,726	$(43)	(4)	$—	$3,716

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability. Changes in allowance for credit losses are included in other income (expense).
(3)
Dominion Energy includes pending sales of securities of $21 million and $49 million at September 30, 2024 and December 31, 2023, respectively. Virginia Power includes pending sales of securities of $11 million and $27 million at September 30, 2024, and December 31, 2023, respectively.

(4)
Dominion Energy’s fair value of securities in an unrealized loss position was $474 million and $764 million at September 30, 2024 and December 31, 2023, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $262 million and $384 million at September 30, 2024 and December 31, 2023, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Net gains (losses) recognized during the period	$282	$(150)	$919	$370	$145	$(80)	$473	$189
Less: Net (gains) losses recognized during the period on securities sold during the period	5	1	1	4	3	(1)	(2)	2
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$287	$(149)	$920	$374	$148	$(81)	$471	$191
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2024 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$27	$18
Due after one year through five years	572	299
Due after five years through ten years	459	273
Due after ten years	1,218	769
Total	$2,276	$1,359

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Proceeds from sales	$651	$869	$2,230	$2,007	$297	$535	$1,370	$1,254
Realized gains(1)	18	5	77	48	13	4	52	29
Realized losses(1)	21	33	93	110	16	16	61	61
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings on its investments of less than $1 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(11) million and $235 million for the nine months ended September 30, 2024 and 2023, respectively, in discontinued operations, including amounts related to its investments in Cove Point and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of $138 million and $241 million for the nine months ended September 30, 2024 and 2023, respectively. Dominion Energy made contributions of $6 million and $79 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $7 million and $18 million, respectively. At September 30, 2024, this difference is primarily comprised of $7 million of capitalized interest. At December 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest.

Cove Point

See Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the sale of Dominion Energy’s remaining interest in Cove Point to BHE, which closed in September 2023.

Dominion Energy recorded distributions from Cove Point of $49 million and $227 million for the three and nine months ended September 30, 2023, respectively.

Amounts presented within discontinued operations within Dominion Energy’s Consolidated Statements of Income related to Cove Point for the three and nine months ended September 30, 2023 were $52 million and $218 million of earnings on equity method investees, $69 million and $120 million of interest expense and $7 million and $31 million of income tax expense, respectively.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of less than $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, in discontinued operations. Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of $12 million and equity earnings of $16 million for the nine months ended September 30, 2024 and 2023, respectively, in discontinued operations.

At September 30, 2024 and December 31, 2023, Dominion Energy has recorded a liability of $10 million and $4 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

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

Note 11. Property, Plant and Equipment

Sale of Noncontrolling Interest in CVOW Commercial Project

In February 2024, Virginia Power entered into an agreement to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. In October 2024, Virginia Power and Stonepeak closed on the agreement following the receipt of consent by BOEM and satisfaction of other customary closing and regulatory conditions. Consistent with the terms of the agreement, Virginia Power contributed the CVOW Commercial Project and Stonepeak contributed cash to OSWP. The contribution of the CVOW Commercial Project required approvals from the Virginia and North Carolina Commissions, which were received in September 2024. At closing, Virginia Power received $2.6 billion, subject to customary post-closing adjustments, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. If the total project costs of the CVOW Commercial Project are $9.8 billion, excluding financing costs, or less Virginia Power shall receive $100 million of the initial withholding. Such amount is subject to downward adjustment with Virginia Power receiving no withheld amounts if the total costs, excluding financing costs, of the CVOW Commercial Project exceed $11.3 billion.

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

OSWP is considered to be a VIE primarily because its equity capitalization is insufficient to support its operations. Virginia Power is considered to be the primary beneficiary and expects to consolidate OSWP with Stonepeak’s interests reflected as noncontrolling interests beginning in the fourth quarter of 2024 as Virginia Power has the power to direct the most significant activities of OSWP, including construction and operation of the CVOW Commercial Project. In the event that OSWP ceases to be a VIE, Virginia Power expects to continue to consolidate OSWP as its ownership interest is expected to be considered a controlling financial interest over the entity through its rights to control operations.

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

Acquisition of Offshore Wind Project

In July 2024, Virginia Power entered into an agreement to acquire an approximately 40,000-acre area lease 27 miles off the coast of North Carolina in federal waters and associated project assets in the early stages of development for approximately $160 million. The transaction closed in October 2024 following the receipt of approval from BOEM and other customary regulatory approvals. The CVOW South project, if constructed, is expected to have a generating capacity of 800 MW with ultimate development of the project dependent upon the receipt of approvals from the Virginia Commission and other permitting entities. The project would support Virginia Power’s ability to meet the renewable energy portfolio standards established in the VCEA.

Sales of Corporate Office Buildings

In the second quarter of 2024, Dominion Energy recorded a charge of $17 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $23 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. In the third quarter of 2024, Dominion Energy entered into a new agreement to sell the corporate office building for approximately $23 million, which is expected to close by the end of 2024. The corporate office building continues to be reflected in the Corporate and Other segment and presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at both September 30, 2024 and December 31, 2023.

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

Nonregulated Renewable Natural Gas Facilities

Dominion Energy recorded impairment charges of $33 million ($25 million after-tax) and $27 million ($21 million after-tax) in the second and third quarters of 2024, respectively, in impairment of assets and other charges in the Consolidated Statements of Income to write down the long-lived assets of certain nonregulated renewable natural gas facilities under development to their estimated fair values which were each less than $1 million. The fair values were estimated using an income approach. The valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in future cash flows and market prices.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$35	$245	$10	$95
Securitized cost of fuel used in electric generation(2)	119	—	119	—
Deferred rider costs for Virginia electric utility(3)	328	270	328	270
Ash pond and landfill closure costs(4)	111	200	111	200
Deferred nuclear refueling outage costs(5)	67	63	67	63
NND Project costs(6)	138	138
Derivatives(7)	31	162	29	160
Other	201	231	87	80
Regulatory assets-current	1,030	1,309	751	868
Unrecognized pension and other postretirement benefit costs(8)	486	1,036	—	—
Deferred rider costs for Virginia electric utility(3)	680	496	680	496
Interest rate hedges(9)	167	168	—	—
AROs and related funding(10)	392	379
NND Project costs(6)	1,845	1,949
CCR remediation, ash pond and landfill closure costs(4)	2,965	2,410	2,645	2,407
Deferred cost of fuel used in electric generation(1)	—	1,221	—	1,221
Securitized cost of fuel used in electric generation(2)	1,081	—	1,081	—
Derivatives(7)	80	107	41	66
Other	656	590	114	127
Regulatory assets-noncurrent	8,352	8,356	4,561	4,317
Total regulatory assets	$9,382	$9,665	$5,312	$5,185
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	166	—	166	—
Provision for future cost of removal and AROs(11)	118	118	118	118
Reserve for refunds and rate credits to electric utility customers(12)	77	83	—	—
Income taxes refundable through future rates(13)	107	107	70	70
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	77	7	60	—
Other	102	140	102	133
Regulatory liabilities-current	714	522	516	321
Income taxes refundable through future rates(13)	2,980	3,076	2,170	2,237
Provision for future cost of removal and AROs(11)	1,842	1,818	1,207	1,185
Nuclear decommissioning trust(15)	2,537	2,098	2,537	2,098
Monetization of guarantee settlement(14)	585	635
Interest rate hedges(9)	240	233	240	233
Reserve for refunds and rate credits to electric utility customers(12)	181	237	—	—
Overrecovered other postretirement benefit costs(16)	176	155
Derivatives(7)	151	136	5	—
Other	303	286	236	225
Regulatory liabilities-noncurrent	8,995	8,674	6,395	5,978
Total regulatory liabilities	$9,709	$9,196	$6,911	$6,299
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

(4)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, the balance at September 30, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 2.
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
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries. Includes regulatory assets of $215 million and regulatory liabilities of $12 million at December 31, 2023 related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio, Questar Gas and PSNC Transactions reclassified to AOCI upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of September 30, 2024.
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

At September 30, 2024, Dominion Energy and Virginia Power regulatory assets include $6.1 billion and $4.5 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

PJM Capacity Expense Deferral

In October 2024, Virginia Power filed a request with the Virginia Commission for approval to defer up to $145 million of capacity expenses expected to be incurred with PJM for 2025 for jurisdictional customers and have such expenses considered as part of the 2027 Biennial Review. This matter is pending.

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

In October 2024, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate two utility-scale projects totaling approximately 208 MW of solar generation as part of its efforts to meet the renewable generation development targets under the VCEA. The projects, as of October 2024, are expected to cost approximately $605 million in the aggregate, excluding financing costs, and be placed into service between 2026 and 2028. This matter is pending.

Virginia LNG Storage Facility

In June 2024, Virginia Power filed a petition with the Virginia Commission to amend the CPCNs for Brunswick County and Greensville County to construct and operate an LNG production, storage and regasification facility and related transmission facilities adjacent to Greensville County. When complete, the facility will store the liquefied equivalent of approximately 2.0 bcf and would be able to regasify approximately 25% of its storage capacity per day and liquefy from the pipeline less than 1% of its equivalent storage capacity per day. The facility will serve as a backup fuel source for Brunswick County and Greensville County to support operations and improve system reliability. The facility is expected to cost approximately $550 million, excluding financing costs, and be placed into service by the end of 2027. This matter is pending.

Riders

Other than the following matters, there have been no significant developments regarding the significant riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	March 2024	Pending	December 2024	$103	$(91)
Rider CE(2)	October 2023	March 2024	May 2024	133	44
Rider CE(3)	October 2024	Pending	May 2025	182	49
Rider DIST(4)	August 2024	Pending	June 2025	269	N/A
Rider E	January 2024	September 2024	November 2024	72	(37)
Rider GEN(5)	June 2024	Pending	April 2025	438	N/A
Rider GEN	June 2024	Pending	April 2026	311	(127)
Rider GT	August 2023	May 2024	June 2024	145	131
Rider OSW	November 2023	July 2024	September 2024	486	215
Rider OSW(6)	November 2024	Pending	September 2025	640	154
Rider RPS	December 2023(11)	August 2024	September 2024	358	262
Rider SNA	October 2023	July 2024	September 2024	69	19
Rider SNA(7)	October 2024	Pending	September 2025	207	138
Rider T1(8)	May 2024	July 2024	September 2024	1,170	291
Rider U(9)	October 2023	July 2024	August 2024	150	76
DSM Riders(10)	December 2023	July 2024	September 2024	86	(21)
(1)
In addition, Virginia Power has a rider associated with another project with a total annual revenue requirement of $18 million as of September 30, 2024. There is a pending application associated with this rider, which if approved, would result in a net annual revenue requirement increase of $7 million.
(2)
The Virginia Commission approved four solar generation projects and 13 power purchase agreements in addition to previously approved Rider CE projects. In addition, the approved total revenue requirement includes amounts which had previously been collected under a separate rider.
(3)
Associated with two solar generation projects, two small-scale solar projects and 24 purchased power agreements in addition to previously approved Rider CE projects.

(4)
Consists of $103 million in total revenue requirement for certain previously approved electric distribution grid transformation projects and $166 million for previously approved phases and proposed phase eight of certain new underground distribution facilities. If approved, would result in the consolidation of Riders GT and U and cease the separate collection of rates under these riders effective June 1, 2025.
(5)
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
(6)
Includes a proposal for Virginia Power to establish a decommissioning trust fund associated with the CVOW Commercial Project. If approved, the applicable amount included within the total revenue requirement would be allocated for such purposes.
(7)
Virginia Power also requested approval of cost recovery of approximately $1.7 billion through Rider SNA for the second phase of nuclear life extension program which includes investments for calendar years 2025 through 2027.
(8)
Consists of $532 million for the transmission component of Virginia Power’s base rates and $638 million for Rider T1.
(9)
Consists of $72 million for previously approved phases and $78 million for phase seven costs for Rider U. In addition, the Virginia Commission approved Virginia Power’s request to extend existing rates for Rider U through July 2024.
(10)
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

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Germanna substation, transmission line and related projects in Culpeper County, Virginia	November 2023	August 2024	230 kV	2	$55
Construct Daves Store transmission line extension in Prince William County, Virginia	February 2024	October 2024	230 kV	3	70
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	Pending	500- 230 kV	10	690
Partial rebuild Fredericksburg-Aquia Harbour transmission lines and related projects in Stafford County and the City of Fredericksburg, Virginia	March 2024	Pending	230- 115 kV	24	135
Construct new Apollo-Twin Creeks transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	Pending	230 kV	2	285
Rebuild Dooms-Harrisonburg transmission lines and related projects in the Counties of Augusta and Rockingham and the Town of Grottoes, Virginia	April 2024	Pending	230 kV	22	60
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	Pending	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	Pending	230 kV	6	170
Rebuild Aquia Harbour-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	Pending	500- 230 kV	32	210
Partial rebuild, reconductor and construct new New Post transmission lines and related projects in the Counties of Caroline and Spotsylvania, Virginia	August 2024	Pending	230 kV	38	120
Construct new Centreport transmission line, substation and related projects in Stafford County, Virginia	September 2024	Pending	230 kV	3	55
Partial rebuild and construct new Meadowville transmission lines, substations and related projects in Chesterfield County, Virginia	October 2024	Pending	230 kV	11	190
(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved or applied for and currently pending approval with aggregate cost estimates of approximately $145 million and $55 million, respectively.

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

In October 2024, Virginia Power, the North Carolina public staff and other parties of record filed a settlement agreement with the North Carolina Commission for approval. The settlement agreement provides for a non-fuel, base rate increase of $37 million effective November 1, 2024 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective February 1, 2025, and an authorized ROE of 9.95%. In addition, the settlement agreement provides that Virginia Power may file with the North Carolina Commission an application for an annual rider to seek recovery of incurred North Carolina jurisdictional CCR expenses, with the first such rider, if approved by the North Carolina Commission, taking effect February 1, 2025 and covering costs for the period July 1, 2024 through December 31, 2024. This matter is pending.

Virginia Power Fuel Filing

In August 2024, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. As subsequently updated in October 2024, Virginia Power proposed a total $107 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2025. In addition, Virginia Power proposed the implementation of a three-month decrement rider effective November 1, 2024 to reduce the over-recovery of the fuel component of its electric rates during the current rate year. These matters are pending.

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

In July 2024, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a comprehensive settlement agreement with the South Carolina Commission for approval. The comprehensive settlement agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions commencing with service rendered on September 1, 2024 and an authorized ROE of 9.94%. In addition, the comprehensive settlement agreement includes that DESC would provide a one-time bill credit in 2024 of approximately $7 million primarily to residential customers. In August 2024, the South Carolina Commission voted to approve the settlement agreement.

In connection with this matter, in the third quarter of 2024 Dominion Energy recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), including $50 million to write down certain materials and supplies inventory presented within impairment of assets and other charges.

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

Dominion Energy’s Consolidated Statements of Income include $6 million and $15 million for the three and nine months ended September 30, 2024, respectively, and $7 million and $18 million for the three and nine months ended September 30, 2023, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $3 million and $6 million for the three and nine months ended September 30, 2024, respectively, and less than $1 million and $4 million for the three and nine months ended September 30, 2023, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 within impairments and other charges in its Consolidated Statements of Income.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $715 million, to fund the estimated project costs. The project is expected to be completed in early 2025. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $544 million as of September 30, 2024. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature after five years. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional term, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the outstanding project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the outstanding project costs, Dominion Energy may be required to make a payment to the lessor for the difference between the outstanding project costs and sale proceeds. Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $125 million and $113 million for the three months ended September 30, 2024 and 2023, respectively, and $368 million and $339 million for the nine months ended September 30, 2024 and 2023, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $33 million and $32 million at September 30, 2024 and December 31, 2023, respectively, recorded in payables to affiliates.

As described in Note 18 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. The Companies’ Consolidated Balance Sheets at September 30, 2024 included balances for VPFS in regulatory assets-current ($119 million), other current assets ($100 million), regulatory assets-noncurrent ($1.1 billion), securities due within one year ($146 million), accrued interest, payroll and taxes ($40 million) and securitization bonds ($1.1 billion).

See Note 11 for discussion of OSWP, which is considered to be a VIE.

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

At September 30, 2024, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)(2)	$6,000	$3,622	$21	$2,357
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

DESC’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with the Companies. At September 30, 2024, the sub-limit for DESC was $500 million.

In addition to the credit facility mentioned above and Virginia Power’s letter of credit facilities mentioned below, Dominion Energy also had a credit facility which allowed Dominion Energy to issue up to approximately $30 million in letters of credit, which matured in June 2024. At December 31, 2023, Dominion Energy had $25 million in letters of credit outstanding under this facility.

In March 2023, Dominion Energy entered into an agreement with a financial institution which it expects to allow it to issue up to $100 million in letters of credit. At September 30, 2024 and December 31, 2023, $48 million and $54 million, respectively, in letters of credit were issued and outstanding under this agreement.

In June 2024, the Companies entered into an agreement with a financial institution which the Companies expect to allow the Companies to issue up to a combined $125 million in letters of credit. At September 30, 2024, Dominion Energy had no letters of credit issued and outstanding under this agreement.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At September 30, 2024 and December 31, 2023, Dominion Energy’s Consolidated Balance Sheets include $482 million and $409 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

In March 2024, Dominion Energy repaid $1.8 billion of its $2.25 billion 364-day term loan facility entered into in October 2023, using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. In May 2024, Dominion Energy repaid the full $976 million outstanding under the facility, using after-tax proceeds received in connection with the Questar Gas Transaction. The debt was scheduled to mature in October 2024. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $2.25 billion with respect to such facility presented within securities due within one year.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2024, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit(1)	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)(2)	$6,000	$740	$10
(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At September 30, 2024, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.
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

In March 2023, Virginia Power entered into an agreement with a financial institution, which it expects to allow it to issue up to $300 million in letters of credit. At September 30, 2024 and December 31, 2023, $123 million and $124 million, respectively, in letters of credit were issued and outstanding under this agreement.

As noted above, in June 2024, the Companies entered into an agreement with a financial institution which the Companies expect to allow the Companies to issue up to a combined $125 million in letters of credit. At September 30, 2024, Virginia Power had $21 million in letters of credit issued and outstanding under this agreement.

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

In August 2024, Virginia Power issued $600 million of 5.05% senior notes and $600 million of 5.55% senior notes that mature in 2034 and 2054, respectively. Proceeds were used for general corporate purposes and to repay amounts outstanding under the intercompany credit facility with Dominion Energy.

In October 2024, Dominion Energy redeemed all $27 million in outstanding principal amount of its 3.80% Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds at par plus accrued interest. These bonds, which would have otherwise matured in 2033, are reflected in securities due within one year in Dominion Energy’s Consolidated Balance Sheet at September 30, 2024. Dominion Energy expects to record a charge of less than $1 million in the fourth quarter of 2024 in connection with this early redemption.

In October 2024, Dominion Energy redeemed all $685 million in outstanding principal amount of its October 2014 hybrids at par plus accrued interest including interest accrued at a floating rate effective October 2024. The notes, which would have otherwise matured in 2054, are reflected in securities due within one year in Dominion Energy’s Consolidated Balance Sheet at September 30, 2024. Dominion Energy expects to record a charge of approximately $7 million in the fourth quarter of 2024 in connection with this early redemption.

Dominion Energy recognized a charge of $10 million during the nine months ended September 30, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2023, Dominion Energy had issued and outstanding 1.8 million shares of preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively. In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference. At September 30, 2024, Dominion Energy had issued and outstanding 1.4 million shares of preferred stock, 0.4 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

Dominion Energy recorded dividends on the Series B Preferred Stock of $4 million ($11.625 per share) and $21 million ($33.172 per share) for the three and nine months ended September 30, 2024, respectively. These amounts exclude a deemed dividend of $9 million representing deferred issuance costs, legal and bank fees and excise tax associated with the shares of Series B Preferred Stock repurchased in June 2024. Dominion Energy recorded dividends on the Series B Preferred Stock of $9 million ($11.625 per share) and $27 million ($34.875 per share) for the three and nine months ended September 30, 2023, respectively. Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended September 30, 2024 and 2023 and $33 million ($32.625 per share) for both the nine months ended September 30, 2024 and 2023.

There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $91 million from the issuance of 2 million shares of common stock for the nine months ended September 30, 2023 and $102 million from the issuance of 2 million shares of common stock for the nine months ended September 30, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.8 billion in the aggregate. Through September 30, 2024, Dominion Energy entered forward sale agreements for approximately 11.4 million shares of its common stock expected to be settled in the fourth quarter of 2024 at a weighted average initial forward price of $53.23 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

In September 2024, Dominion Energy entered forward sale agreements for approximately 3.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted average initial forward price of $57.62 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of September 30, 2024.

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. Dominion Energy expects to complete wastewater treatment technology retrofits and modifications at DESC’s Williams generating station, with a similar project at DESC’s Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed in Note 2, the Companies recorded an increase to their AROs in the second quarter of 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines. Dominion Energy is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, Dominion Energy expects that while such costs for facility improvements, if required, could be material to the Companies’ financial condition and/or cash flows, the existing regulatory frameworks in Virginia and South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2025 depending on receipt of final permits and approvals. At September 30, 2024 and December 31, 2023, Dominion Energy had $31 million and $32 million, respectively, of reserves recorded. At both September 30, 2024 and December 31, 2023, Virginia Power had $25 million of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

At September 30, 2024, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,765
Nuclear obligations(2)	220
Solar(3)	207
Other(4)	849
Total(5)(6)	$4,041
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

In addition, Dominion Energy had issued an additional $20 million of guarantees at September 30, 2024, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued four guarantees as of September 30, 2024 related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at September 30, 2024, Dominion Energy had purchased $319 million of surety bonds, including $250 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $21 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

At September 30, 2024, Dominion Energy’s credit exposure totaled $138 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 74%. No single counterparty, whether investment grade or non-investment grade, exceeded $28 million of exposure. At September 30, 2024, Virginia Power’s exposure related to wholesale customers totaled $82 million. Of this amount, investment grade counterparties, including those internally rated, represented 58%. No single counterparty, whether investment grade or non-investment grade, exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $19 million and $13 million, respectively, as of September 30, 2024, and $28 million and $14 million, respectively, as of December 31, 2023. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no posted collateral at September 30, 2024 or December 31, 2023 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. In addition, Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering less than $1 million of fair value of derivative instruments in a liability position at December 31, 2023. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $19 million and $13 million, respectively, as of September 30, 2024 and $28 million and $14 million, respectively, as of December 31, 2023, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $43 million, respectively. At December 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $79 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. At September 30, 2024 and December 31, 2023, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $493 million and $456 million, respectively. At September 30, 2024 and December 31, 2023, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $640 million and $584 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023
(millions)
Commodity purchases from affiliates	$147	$146	$453	$463
Services provided by affiliates(1)	169	149	495	441
Services provided to affiliates	4	7	12	15
(1)
Includes capitalized expenditures of $59 million and $51 million for the three months ended September 30, 2024 and 2023, respectively and $170 million and $151 million for the nine months ended September 30, 2024 and 2023, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $633 million and $500 million in short-term demand note borrowings from Dominion Energy as of September 30, 2024 and December 31, 2023, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2024 and December 31, 2023. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $17 million and $27 million for the three months ended September 30, 2024 and 2023, respectively and $23 million and $72 million for the nine months ended September 30, 2024 and 2023, respectively.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three and nine months ended September 30, 2024 and 2023.

In October 2024, Virginia Power paid a $600 million dividend to Dominion Energy.

In 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services. Virginia Power filed an application with the Virginia Commission to amend the lease agreement to potentially accelerate the commencement of the lease term in August 2024 and received approval in October 2024. Virginia Power filed a corresponding application with the North Carolina Commission in September 2024.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for less than $1 million and $5 million for the three and nine months ended September 30, 2024, respectively, and $4 million and $12 million for the three and nine months ended September 30, 2023, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $— million and $13 million for the three and nine months ended September 30, 2024, respectively, and $(11) million and $(34) million for the three and nine months ended September 30, 2023, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
(millions)
Service cost	$19	$24	$63	$72	$2	$3	$8	$10
Interest cost	107	111	324	332	15	15	43	46
Expected return on plan assets	(200)	(216)	(611)	(648)	(43)	(37)	(128)	(113)
Amortization of prior service cost (credit)	1	—	1	—	(9)	(10)	(27)	(28)
Amortization of net actuarial (gain) loss	3	—	16	—	(1)	(1)	(5)	(4)
Settlements and curtailments(1)	—	—	4	—	(1)	—	(1)	—
Plan amendment	—	—	22	—	—	—	—	—
Net periodic benefit (credit) cost	$(70)	$(81)	$(181)	$(244)	$(37)	$(30)	$(110)	$(89)
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

Employer Contributions

During the three and nine months ended September 30, 2024, Dominion Energy made $33 million and $40 million of contributions to its qualified defined benefit pension plans. In October 2024, Dominion Energy made an additional $6 million of contributions to its qualified defined benefit pension plans. Dominion Energy is not required to make any additional contributions to its qualified defined benefit pension plans in 2024. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2024. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio (through March 2024), Questar Gas (through May 2024) and PSNC (through September 2024) Transactions, a noncontrolling interest in Cove Point (through September 2023), solar generation facility development operations (through April 2024) and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 10 as well as Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the nine months ended September 30, 2024, Dominion Energy reported after-tax net income of $28 million in the Corporate and Other segment, including $319 million of after-tax net income for specific items with $155 million of after-tax net income attributable to its operating segments. In the nine months ended September 30, 2023, Dominion Energy reported after-tax net loss of $14 million in the Corporate and Other segment, including $245 million of after-tax net income for specific items all of which was attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $518 million ($402 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($347 million after-tax); and
•
Dominion Energy Virginia ($55 million after-tax);
•
A $107 million ($82 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy;
•
$60 million ($46 million after-tax) of charges for the impairment of certain nonregulated renewable natural gas facilities, attributable to Contracted Energy;
•
A $58 million ($44 million after-tax) charge in connection with the electric base rate case in South Carolina, attributable to Dominion Energy South Carolina;
•
A $47 million ($35 million after-tax) charge in connection with a settlement of an agreement, attributable to Contracted Energy; and
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs, attributable to Dominion Energy Virginia.

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

The following table presents segment information pertaining to Dominion Energy’s operations:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Three Months Ended September 30, 2024
Total revenue from external customers	$2,760	$846	$256	$79	$—	$3,941
Intersegment revenue	2	2	4	252	(260)	—
Total operating revenue	2,762	848	260	331	(260)	3,941
Net loss from discontinued operations	—	—	—	(13)	—	(13)
Net income attributable to Dominion Energy	662	147	83	62	—	954
Three Months Ended September 30, 2023
Total revenue from external customers	$2,649	$944	$225	$(8)	$—	$3,810
Intersegment revenue	(4)	1	6	232	(235)	—
Total operating revenue	2,645	945	231	224	(235)	3,810
Net loss from discontinued operations	—	—	—	(541)	—	(541)
Net income (loss) attributable to Dominion Energy	535	143	52	(573)	—	157
Nine Months Ended September 30, 2024
Total revenue from external customers	$7,786	$2,496	$843	$(66)	$—	$11,059
Intersegment revenue	2	7	9	743	(761)	—
Total operating revenue	7,788	2,503	852	677	(761)	11,059
Net income from discontinued operations	—	—	—	182	—	182
Net income attributable to Dominion Energy	1,571	296	305	28	—	2,200
Nine Months Ended September 30, 2023
Total revenue from external customers	$7,286	$2,559	$659	$355	$—	$10,859
Intersegment revenue	(5)	4	14	694	(707)	—
Total operating revenue	7,281	2,563	673	1,049	(707)	10,859
Net loss from discontinued operations	—	—	—	(92)	—	(92)
Net income (loss) attributable to Dominion Energy	1,315	302	118	(14)	—	1,721

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

In the nine months ended September 30, 2024, Virginia Power reported after-tax net income of $27 million in the Corporate and Other segment, including $25 million of after-tax net income for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2023, Virginia Power reported after-tax net expenses of $151 million in the Corporate and Other segment, including $155 million of after-tax net expenses for specific items with $154 million of after-tax net expenses attributable to its operating segment.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following items:

•
A $74 million ($55 million after-tax) gain related to investments in nuclear decommissioning trust funds; and
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs.

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
•
A $24 million ($18 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30, 2024
Operating revenue	$2,762	$—	$2,762
Net income (loss)	662	(8)	654
Three Months Ended September 30, 2023
Operating revenue	$2,645	$—	$2,645
Net income (loss)	535	(60)	475
Nine Months Ended September 30, 2024
Operating revenue	$7,788	$—	$7,788
Net income	1,571	27	1,598
Nine Months Ended September 30, 2023
Operating revenue	$7,281	$—	$7,281
Net income (loss)	1,315	(151)	1,164

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
•
Changes to regulated electric rates collected by the Companies and regulated gas distribution rates collected by Dominion Energy;
•
Changes in rules for RTOs and ISOs in which the Companies join and/or participate, including changes in rate designs, changes in FERC’s interpretation of market rules and new and evolving capacity models;
•
Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•
Risks associated with entities in which Dominion Energy shares ownership with third parties, such as Stonepeak’s noncontrolling interest in the CVOW Commercial Project, including risks that result from lack of sole decision making authority, disputes that may arise between Dominion Energy and third party participants and difficulties in exiting these arrangements;

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
•
Risks and uncertainties associated with the timely receipt of future capital contributions, including optional capital contributions, if any, from Stonepeak associated with the construction of the CVOW Commercial Project;
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
•
The impact of operational hazards, including adverse developments with respect to plant safety or integrity, equipment loss, malfunction or failure, operator error and other catastrophic events;
•
Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;
•
Changes in operating, maintenance and construction costs;
•
The availability of nuclear fuel, natural gas, purchased power or other materials utilized by the Companies to provide electric generation, transmission and distribution and/or gas distribution services to their customers;
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
•
Risks and uncertainties associated with increased energy demand or significant accelerated growth in demand due to new data centers, including the concentration of data centers primarily in Loudoun County, Virginia and the ability to obtain regulatory approvals, environmental and other permits to construct new facilities in a timely manner;
•
The technological and economic feasibility of large-scale battery storage, carbon capture and storage, small modular reactors, hydrogen and/or other clean energy technologies;
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

Accounting Matters

As of September 30, 2024, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2024	2023	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$954	$157	$797
Diluted EPS	1.12	0.16	0.96
Year-To-Date
Net income attributable to Dominion Energy	$2,200	$1,721	$479
Diluted EPS	2.55	1.99	0.56

Overview

Third Quarter 2024 vs. 2023

Net income attributable to Dominion Energy increased $797 million, primarily due to the absence of a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, higher rider equity returns reflecting increased capital investments at Virginia Power and an increase in net investment earnings on nuclear decommissioning trust funds, partially offset by the absence of a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point.

Year-To-Date 2024 vs. 2023

Net income attributable to Dominion Energy increased 28%, primarily due to the absence of a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, an increase in net investment earnings on nuclear decommissioning trust funds, the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale, higher rider equity returns reflecting increased capital investments at Virginia Power, an increase in sales to electric utility customers attributable to weather and the absence of amortization associated with the 2021 Triennial Review. These increases were partially offset by the closing of the East Ohio Transaction, the absence of a gain and equity method earnings from the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, increased unrealized losses on economic hedging activities and the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Operating revenue	$3,941	$3,810	$131	$11,059	$10,859	$200
Electric fuel and other energy-related purchases	910	1,049	(139)	2,787	3,010	(223)
Purchased electric capacity	24	20	4	57	43	14
Purchased gas	34	40	(6)	198	212	(14)
Other operations and maintenance	900	842	58	2,597	2,366	231
Depreciation and amortization	549	667	(118)	1,791	1,896	(105)
Other taxes	184	162	22	556	517	39
Impairment of assets and other charges	122	1	121	219	136	83
Losses (gains) on sales of assets	—	—	—	(2)	(23)	21
Other income (expense)	335	56	279	1,020	646	374
Interest and related charges	403	192	211	1,446	1,066	380
Income tax expense	183	195	(12)	412	469	(57)
Net income (loss) from discontinued operations including noncontrolling interests	(13)	(541)	528	182	(92)	274

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2024 vs. 2023

Operating revenue increased 3%, primarily reflecting:

•
A $137 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $101 million increase associated with market prices affecting Millstone, including economic hedging impacts of realized and unrealized gains on freestanding derivatives ($91 million);
•
A $51 million increase in sales to electric utility retail customers associated with growth;
•
A $17 million increase in non-fuel base rates associated with the settlement of the electric base rate case in South Carolina;
•
A $14 million net increase in transition service agreements primarily associated with the East Ohio and Questar Gas Transactions; and
•
A $10 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power prior to March 2024.

These increases were partially offset by:

•
A $135 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024;
•
A $34 million decrease in sales to electric utility retail customers associated with economic and other usage factors;

•
A $22 million decrease due to one-time credits to customers associated with the 2023 Biennial Review and the electric base rate case in South Carolina;
•
A $21 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days during the cooling season; and
•
A $16 million decrease from unplanned outages at Millstone.

Electric fuel and other energy-related purchases decreased 13%, primarily due to lower commodity costs for electric utilities ($159 million), partially offset by an increase in the use of purchased renewable energy credits at Virginia Power ($19 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 7%, primarily reflecting:

•
A $35 million increase in salaries, wages and benefits;
•
A $24 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $14 million increase in materials and supplies expense; and
•
A $13 million increase in outside services.

These increases were partially offset by:

•
A $20 million decrease in bad debt expense; and
•
A $19 million decrease in storm damage and restoration costs in Virginia Power’s service territory.

Depreciation and amortization decreased 18%, primarily due to the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and the absence of RGGI-related amortization ($36 million) and a decrease in amortization associated with Virginia Power non-fuel riders ($13 million), both of which are offset in operating revenue and do not impact net income.

Other taxes increased 14%, primarily due to higher property taxes.

Impairment of assets and other charges increased $121 million, primarily due to a $55 million charge in connection with the electric base rate case in South Carolina primarily to write down certain materials and supplies inventory, a charge for the impairment of certain nonregulated renewable natural gas facilities ($27 million), a charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million) and the absence of a benefit related to dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($13 million).

Other income increased $279 million, primarily due to net investment gains in 2024 compared to net investment losses in 2023 on nuclear decommissioning trust funds ($269 million) and an increase in AFUDC associated with rate-regulated projects ($19 million).

Interest and related charges increased $211 million, primarily reflecting:

•
Lower unrealized gains in 2024 compared to 2023 associated with freestanding derivatives ($219 million);
•
Net issuances of long-term debt ($80 million);
•
Increased interest expense associated with rider deferrals ($15 million), which is offset in operating revenue and does not impact net income; and
•
Charges incurred due to early debt repayments associated with the business review completed in March 2024 ($13 million).

These increases were partially offset by:

•
A decrease in borrowings under the 364-day term loan facilities ($54 million); and
•
Variable rate debt repaid from business review proceeds ($35 million).

Income tax expense decreased 6%, primarily due to a nuclear production tax credit ($36 million), the absence of an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion

Energy’s 50% noncontrolling interest in Cove Point ($29 million) and a benefit associated with the effective settlement of an uncertain tax position ($14 million), partially offset by higher pre-tax income ($66 million).

Net income from discontinued operations including noncontrolling interests increased 98%, primarily due to the absence of charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale ($939 million), the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($54 million) and the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($19 million), partially offset by the absence of a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point ($348 million), the absence of earnings from operations following the closing of the East Ohio Transaction ($87 million) and Questar Gas Transaction ($32 million), the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($39 million) and a loss on the closing of the PSNC Transaction ($30 million).

Year-To-Date 2024 vs. 2023

Operating revenue increased 2%, primarily reflecting:

•
A $557 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $150 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($107 million) and an increase in heating degree days during the heating season ($43 million);
•
A $115 million increase in sales to electric utility retail customers associated with growth;
•
An $85 million increase from fewer outages at Millstone, including the relative effect of the absence of a planned outage ($73 million) and fewer unplanned outages ($12 million);
•
A $62 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power prior to March 2024;
•
An $18 million net increase in transition service agreements primarily associated with the East Ohio and Questar Gas Transactions; and
•
A $17 million increase in non-fuel base rates associated with the settlement of the electric base rate case in South Carolina;

These increases were partially offset by:

•
A $352 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($323 million);
•
A $196 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024;
•
A $184 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $86 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $22 million decrease due to one-time credits to customers associated with the 2023 Biennial Review and the electric base rate case in South Carolina.

Electric fuel and other energy-related purchases decreased 7%, primarily due to lower commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 10%, primarily reflecting:

•
A $55 million increase in salaries, wages and benefits;
•
A $53 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $32 million increase in costs associated with the business review completed in March 2024;

•
A $28 million increase in materials and supplies expense; and
•
A $26 million increase in outside services.

These increases were partially offset by:

•
A $38 million net decrease in outage costs due to lower outage costs at Millstone ($51 million) partially offset by higher outage costs at Virginia Power ($13 million).

Depreciation and amortization decreased 6%, primarily reflecting:

•
The absence of $183 million in amortization of a regulatory asset established in the settlement of the 2021 Triennial Review;
•
A $67 million decrease in amortization associated with Virginia Power non-fuel riders, which is offset in operating revenue and does not impact net income;
•
A $29 million decrease due to revised estimated useful lives at Millstone; and
•
A $13 million decrease due to revised depreciation rates for Bath County.

These decreases were partially offset by:

•
A $143 million increase in RGGI-related amortization, which is offset in operating revenue and does not impact net income; and
•
A $37 million increase due to various projects being placed into service.

Impairment of assets and other charges increased 61%, primarily reflecting:

•
Charges for the impairment of certain nonregulated renewable natural gas facilities ($60 million);
•
A $55 million charge in connection with the electric base rate case in South Carolina primarily to write down certain materials and supplies inventory;
•
A charge in connection with a settlement of an agreement ($47 million); and
•
A charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million).

These increases were partially offset by:

•
A decrease in impairments of corporate office buildings ($74 million); and
•
The absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Gains on sales of assets decreased 91%, primarily due to the absence of a gain on the transfer of certain utility property in South Carolina.

Other income increased 58%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($343 million) and an increase in AFUDC associated with rate-regulated projects ($30 million).

Interest and related charges increased 36%, primarily reflecting:

•
Lower unrealized gains in 2024 compared to 2023 associated with freestanding derivatives ($250 million);
•
Net issuances of long-term debt ($163 million);
•
Charges incurred due to early debt repayments associated with the business review completed in March 2024 ($25 million);
•
Increased interest expense associated with rider deferrals ($23 million), which is offset in operating revenue and does not impact net income; and
•
Higher interest rates on commercial paper and long-term debt ($13 million).

These increases were partially offset by:

•
A decrease in borrowings under the 364-day term loan facilities ($45 million); and
•
Variable rate debt repaid from business review proceeds ($21 million).

Income tax expense decreased 12%, primarily due to a nuclear production tax credit ($53 million) and the absence of an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy’s 50% noncontrolling interest in Cove Point ($29 million), partially offset by higher pre-tax income ($28 million).

Net income from discontinued operations including noncontrolling interests increased $274 million, primarily due to the absence of charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale ($939 million), the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($211 million), the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($72 million), lower tax expense to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock ($22 million), a gain upon the closing of the Questar Gas Transaction ($18 million) and the absence of an impairment charge of certain nonregulated solar assets ($11 million), partially offset by the absence of a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point ($348 million), the absence of earnings from operations following the closing of the East Ohio Transaction ($206 million) and Questar Gas Transaction ($39 million), the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($163 million), a loss on the closing of the East Ohio Transaction ($113 million), an impairment associated with the Questar Gas Transaction ($78 million), charges for employee benefit items related to the East Ohio Transaction ($33 million), a loss on the closing of the PSNC Transaction ($30 million) and higher tax expense associated with the PSNC Transaction ($16 million).

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Net income	$654	$475	$179	$1,598	$1,164	$434

Overview

Third Quarter 2024 vs. 2023

Net income increased 38%, primarily due to the absence of amortization associated with the 2021 Triennial Review, higher rider equity returns reflecting increased capital investments and an increase in net investment earnings on nuclear decommissioning trust funds.

Year-To-Date 2024 vs. 2023

Net income increased 37%, primarily due to the absence of amortization associated with the 2021 Triennial Review, higher rider equity returns reflecting increased capital investments and an increase in sales to electric utility customers attributable to weather and other customer-related factors, partially offset by the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions)
Operating revenue	$2,762	$2,645	$117	$7,788	$7,281	$507
Electric fuel and other energy-related purchases	690	736	(46)	2,098	2,242	(144)
Purchased electric capacity	24	15	9	53	33	20
Other operations and maintenance	574	532	42	1,625	1,417	208
Depreciation and amortization	375	487	(112)	1,268	1,366	(98)
Other taxes	83	71	12	248	223	25
Impairment of assets and other charges (benefits)	40	(15)	55	38	30	8
Other income (expense)	58	(1)	59	159	83	76
Interest and related charges	239	215	24	633	578	55
Income tax expense	141	128	13	386	311	75

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2024 vs. 2023

Operating revenue increased 4%, primarily reflecting:

•
A $137 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $43 million increase in sales to electric utility retail customers associated with growth; and
•
An $11 million increase in sales to customers from non-jurisdictional solar generation facilities.

These increases were partially offset by:

•
A $40 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024;
•
A $28 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•
A $15 million decrease due to one-time credits to customers associated with the 2023 Biennial Review; and
•
An $11 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days during the cooling season.

Electric fuel and other energy-related purchases decreased 6%, primarily due to lower commodity costs for electric utilities ($64 million), partially offset by an increase in the use of purchased renewable energy credits ($19 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 8%, primarily reflecting:

•
A $31 million increase in salaries, wages and benefits and administrative costs;
•
A $24 million increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•
A $10 million increase in materials and supplies expense.

These increases were partially offset by:

•
A $20 million decrease in storm damage and restoration costs; and
•
A $19 million decrease in bad debt expense.

Depreciation and amortization decreased 23%, primarily due to the absence of amortization of a regulatory asset established in the settlement of the 2021 Triennial Review ($61 million) and the absence of RGGI-related amortization ($36 million) and a decrease in amortization associated with Virginia Power non-fuel riders ($13 million), both of which are offset in operating revenue and do not impact net income.

Other taxes increased 17%, primarily due to higher property taxes.

Impairment of assets and other charges increased $55 million, primarily due to a charge related to the write-off of certain early-stage development costs ($30 million) and the absence of a benefit related to dismantling costs and other activities associated with certain retired electric generation facilities ($13 million).

Other income increased $59 million, primarily due to net investment gains in 2024 compared to net investment losses in 2023 on nuclear decommissioning trust funds ($47 million) and an increase in AFUDC associated with rate-regulated projects ($16 million).

Interest and related charges increased 11%, primarily due to an increase in long-term debt borrowings ($44 million) and increased interest expense associated with rider deferrals ($15 million), which is offset in operating revenue and does not impact net income, partially offset by a decrease in the outstanding balance of commercial paper and intercompany borrowings with Dominion Energy ($23 million).

Income tax expense increased 10%, primarily due to higher pre-tax income ($51 million), partially offset by a nuclear production tax credit ($36 million).

Year-To-Date 2024 vs. 2023

Operating revenue increased 7%, primarily reflecting:

•
A $557 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $108 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($78 million) and an increase in heating degree days during the heating season ($30 million);
•
A $94 million increase in sales to electric utility retail customers associated with growth;
•
A $61 million increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges prior to March 2024; and
•
An $11 million increase in sales to customers from non-jurisdictional solar generation facilities.

These increases were partially offset by:

•
A $184 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
An $85 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024;
•
A $62 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $15 million decrease due to one-time credits to customers associated with the 2023 Biennial Review.

Electric fuel and other energy-related purchases decreased 6%, primarily due to lower commodity costs for electric utilities, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 15%, primarily reflecting:

•
A $53 million increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $27 million increase in salaries, wages and benefits and administrative costs;
•
A $22 million increase in materials and supplies expense;
•
A $13 million increase in outage costs;
•
A $12 million increase in outside services; and
•
An $11 million increase in tree trimming and vegetation management.

Depreciation and amortization decreased 7%, primarily reflecting:

•
The absence of $183 million in amortization of a regulatory asset established in the settlement of the 2021 Triennial Review;
•
A $67 million decrease in amortization associated with non-fuel riders, which is offset in operating revenue and does not impact net income; and
•
A $13 million decrease due to revised depreciation rates for Bath County.

These decreases were partially offset by:

•
A $143 million increase in RGGI-related amortization, which is offset in operating revenue and does not impact net income; and
•
A $29 million increase due to various projects being placed into service.

Other taxes increased 11%, primarily due to higher property taxes.

Impairment of assets and other charges increased 27%, primarily due to a charge related to the write-off of certain early-stage development costs ($30 million) and the absence of a benefit related to dismantling costs and other activities associated with certain retired electric generation facilities ($10 million), partially offset by the absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million).

Other income increased 92%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($54 million) and an increase in AFUDC associated with rate-regulated projects ($21 million).

Interest and related charges increased 10%, primarily due to an increase in long-term debt borrowings ($129 million) and increased interest expense associated with rider deferrals ($23 million), which is offset in operating revenue and does not impact net income, partially offset by a decrease in principal on commercial paper and intercompany borrowings with Dominion Energy ($86 million).

Income tax expense increased 24%, primarily due to higher pre-tax income ($128 million), partially offset by a nuclear production tax credit ($53 million).

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2024	2023	$ Change	2024	2023	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$662	$535	$127	$0.79	$0.64	$0.15
Dominion Energy South Carolina	147	143	4	0.18	0.17	0.01
Contracted Energy	83	52	31	0.10	0.06	0.04
Corporate and Other	62	(573)	635	0.05	(0.71)	0.76
Consolidated	$954	$157	$797	$1.12	$0.16	$0.96

Year-To-Date
Dominion Energy Virginia	$1,571	$1,315	$256	$1.88	$1.57	$0.31
Dominion Energy South Carolina	296	302	(6)	0.35	0.36	(0.01)
Contracted Energy	305	118	187	0.36	0.14	0.22
Corporate and Other	28	(14)	42	(0.04)	(0.08)	0.04
Consolidated	$2,200	$1,721	$479	$2.55	$1.99	$0.56
(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity delivered (million MWh)	26.0	24.7	5%	72.0	68.2	6%
Electricity supplied (million MWh):
Utility	26.2	25.8	2	72.2	68.3	6
Non-Jurisdictional	0.5	0.5	—	1.4	1.4	—
Degree days (electric distribution and utility service area):
Cooling	1,205	1,224	(2)	1,857	1,585	17
Heating	—	2	N/A	1,838	1,677	10
Average electric distribution customer accounts (thousands)	2,786	2,756	1	2,778	2,748	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(8)	$(0.01)	$81	$0.10
Customer usage and other factors	1	—	13	0.02
Customer-elected rate impacts	5	0.01	45	0.05
Impact of 2023 Virginia legislation	2	—	(142)	(0.17)
Rider equity return	101	0.12	237	0.28
Electric capacity	(6)	(0.01)	(17)	(0.02)
Storm damage and restoration costs	5	0.01	(8)	(0.01)
Planned outage costs	—	—	(10)	(0.01)
Nuclear production tax credit	36	0.04	53	0.06
Depreciation and amortization	4	—	(1)	—
Interest expense, net	17	0.02	40	0.05
Other	(30)	(0.03)	(35)	(0.03)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$127	$0.15	$256	$0.31

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity delivered (million MWh)	6.5	6.6	(2)%	17.0	16.8	1%
Electricity supplied (million MWh)	6.7	6.9	(3)	17.8	17.6	1
Degree days (electric distribution service areas):
Cooling	569	609	(7)	850	723	18
Heating	—	—	—	640	484	32
Gas distribution throughput (bcf):
Sales	13	15	(13)	45	48	(6)
Average distribution customer accounts (thousands):
Electric	810	796	2	805	789	2
Gas	461	446	3	458	441	4

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(7)	$(0.01)	$32	$0.04
Customer usage and other factors	3	—	14	0.02
Customer-elected rate impacts	1	—	—	—
Base rate case & Natural Gas Rate Stabilization Act impacts	8	0.01	6	0.01
Capital cost rider	(1)	—	(4)	—
Depreciation and amortization	(1)	—	(10)	(0.01)
Interest expense, net	(4)	—	(14)	(0.02)
Other	5	0.01	(30)	(0.05)
Share dilution	—	—	—	—
Change in net income contribution	$4	$0.01	$(6)	$(0.01)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Third Quarter			Year-To-Date
	2024	2023	% Change	2024	2023	% Change
Electricity supplied (million MWh)	4.5	4.6	(2%)	14.0	11.6	21%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Third Quarter 2024 vs. 2023 Increase (Decrease)		Year-To-Date 2024 vs. 2023 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$33	$0.04	$69	$0.08
Planned Millstone outages(1)	(2)	—	83	0.10
Unplanned Millstone outages(1)	(11)	(0.01)	8	0.01
Depreciation and amortization	6	0.01	18	0.02
Interest expense, net	5	0.01	10	0.01
Other	—	(0.01)	(1)	—
Share dilution	—	—	—	—
Change in net income contribution	$31	$0.04	$187	$0.22
(1)
Includes earnings impact from outage costs and lower energy margins.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2024	2023	$ Change	2024	2023	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$81	$(125)	$206	$155	$245	$(90)
Specific items attributable to Corporate and Other segment	38	(369)	407	164	—	164
Net income (expense) from specific items	119	(494)	613	319	245	74
Corporate and other operations:
Interest expense, net	(118)	(140)	22	(435)	(393)	(42)
Equity method investments	(2)	2	(4)	(2)	5	(7)
Pension and other postretirement benefit plans	68	66	2	199	198	1
Corporate service company costs	(16)	(31)	15	(68)	(92)	24
Other	11	24	(13)	15	23	(8)
Net expense from corporate and other operations	(57)	(79)	22	(291)	(259)	(32)
Total net income (expense)	$62	$(573)	$635	$28	$(14)	$42
EPS impact	$0.05	$(0.71)	$0.76	$(0.04)	$(0.08)	$0.04

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2024, this primarily included a $57 million after-tax gain for derivative mark-to-market changes and $13 million net loss from discontinued operations, primarily associated with operations included in the PSNC Transaction, including the loss on sale. For the nine months ended September 30, 2024, this primarily included $182 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio and PSNC Transactions, as well as an impairment charge associated with the Questar Gas Transaction, $30 million in after-tax costs associated with the business review completed in March 2024 and a $23 million after-tax gain for derivative mark-to-market changes.

For the three months ended September 30, 2023, other than the effects of required interim period provision for income taxes, this primarily included a $939 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, $398 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point, including the gain on sale, and a $218 million after-tax benefit for derivative mark-to-market changes. For the nine months ended September 30, 2023, other than the effects of required interim period provision for income taxes, this primarily included a $939 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, $847 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy's noncontrolling interest in Cove Point, including the gain on sale, a $209 million after-tax benefit for derivative mark-to-market changes and a $71 million after-tax charge associated with the impairment of a corporate office building.

Outlook

As of September 30, 2024, there have been no material changes to Dominion Energy’s 2024 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. As discussed in Future Issues and Other Matters, Virginia Power closed on the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak in October 2024, with such noncontrolling interest expected to decrease net income attributable to Dominion Energy beginning in the fourth quarter of 2024.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2024	2023
(millions)
Cash, restricted cash and equivalents at January 1	$301	$341
Cash flows provided by (used in):
Operating activities(1)	4,377	5,186
Investing activities	293	(4,091)
Financing activities	(3,069)	(1,189)
Net increase (decrease) in cash, restricted cash and equivalents	1,601	(94)
Cash, restricted cash and equivalents at September 30	$1,902	$247
(1)
Includes cash outflows of $60 million and $57 million for energy efficiency programs in Virginia for the nine months ended September 30, 2024 and 2023, respectively, and $19 million and $18 million for DSM programs in South Carolina for the nine months ended September 30, 2024 and 2023, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $809 million, inclusive of a $32 million increase from discontinued operations. Net cash provided by continuing operations decreased $841 million primarily due to lower deferred fuel and purchased gas cost recoveries ($250 million), settlements of interest rate swaps ($205 million) and an increase in interest payments driven by higher interest rates and borrowings ($81 million), higher net prepayments and deposits ($293 million) and $336 million primarily due to lower operating cash flows from electric utility operations, partially offset by an increase from changes in working capital ($324 million).

Investing Cash Flows

Net cash from Dominion Energy’s investing activities increased $4.4 billion, primarily due to net proceeds from the East Ohio, Questar Gas and PSNC Transactions ($9.2 billion) and an increase in distributions from equity method affiliates ($125 million), partially offset by the absence of the net proceeds from the sale of the remaining noncontrolling interest in Cove Point ($3.3 billion), an increase in plant construction and other property additions ($1.6 billion) and higher acquisitions of solar development projects ($188 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities decreased $1.9 billion, primarily due to a $7.5 billion decrease due to net repayments on 364-day term loan facilities in 2024 versus net issuances in 2023, net repayment of credit facility borrowings ($900 million), the partial repurchase of the Series B Preferred Stock ($440 million) and net repayments of short-term debt ($214 million), partially offset by a $7.2 billion increase due to net issuances of long-term debt in 2024 versus net repayments in 2023.

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the nine months ended September 30, 2024.

Joint Revolving Credit Facility

Dominion Energy maintains a $6.0 billion joint revolving credit facility which provides for a discount in the pricing of certain annual fees and amounts borrowed by Dominion Energy under the facility if Dominion Energy achieves certain annual renewable electric generation and diversity and inclusion objectives. At September 30, 2024, Dominion Energy had $2.4 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2024, Dominion Energy’s Consolidated Balance Sheet included $482 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

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

Issuances and Borrowings of Long-Term Debt

During the nine months ended September 30, 2024, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds for senior notes were used for the repayment of existing indebtedness and for general corporate purposes. See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended

December 31, 2023 for additional information, including use of proceeds and repayment provisions, on the securitization bonds issued in February 2024. See Note 16 to the Consolidated Financial Statements in this report for additional information, including use of proceeds, on the 2024 EJSNs issued in May 2024.

Month	Type	Public / Private	Entity	Principal		Rate		Stated Maturity

January	Senior notes	Public	Virginia Power	$500		5.000%		2034
January	Senior notes	Public	Virginia Power	500		5.350%		2054
February	Senior secured deferred fuel cost bonds	Public	VPFS	439		5.088%		2029
February	Senior secured deferred fuel cost bonds	Public	VPFS	843		4.877%		2033
May	Enhanced junior subordinated notes	Public	Dominion Energy	1,000		6.875%	(1)	2055
May	Enhanced junior subordinated notes	Public	Dominion Energy	1,000		7.000%	(1)	2054
July	Senior notes	Private	PSNC	150	(2)	5.650%		2034
July	Senior notes	Private	PSNC	150	(2)	6.040%		2054
August	Senior notes	Public	Virginia Power	600		5.050%		2034
August	Senior notes	Public	Virginia Power	600		5.550%		2054
Total issuances and borrowings				$5,782
(1)
Rate subject to periodic reset as described in Note 16 to the Consolidated Financial Statements in this report.
(2)
The senior notes issued by PSNC were assumed by Enbridge upon closing of the PSNC Transaction in September 2024.

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

Dominion Energy anticipates, excluding potential opportunistic financings and the securitization bonds, issuing between approximately $3.0 billion and $4.8 billion of long-term debt during 2024, inclusive of amounts issued through September 30, 2024 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends, proceeds from the completion of the sale of a 50% noncontrolling interest in the CVOW Commercial Project and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the nine months ended September 30, 2024:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2024		Multiple	$1,363	various
Early redemptions
February	Secured senior notes	Eagle Solar	279	4.820%	2042
Total repayments, repurchases and redemptions			$1,642
(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

In October 2024, Dominion Energy redeemed all $27 million in outstanding principal amount of its 3.80% Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds at par plus accrued interest. The bonds would have otherwise matured in 2033.

In October 2024, Dominion Energy redeemed all $685 million in outstanding principal amount of its October 2014 hybrids at par plus accrued interest including interest accrued at a floating rate effective October 2024. The notes would have otherwise matured in 2054.

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

Credit Ratings

As discussed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. As of September 30, 2024, there have been no changes in Dominion Energy’s credit ratings from those described in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. In June 2024, Standard & Poor’s revised its credit ratings outlook for Dominion Energy from negative to stable and affirmed all other current ratings.

Financial Covenants

As discussed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, Dominion Energy is subject to various covenants present in the enabling agreements underlying Dominion Energy’s debt. As of September 30, 2024, there have been no material changes to covenants, nor any events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. During the nine months ended September 30, 2024, Dominion Energy issued $102 million of stock through these programs, net of fees and commissions. In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program, and through September 30, 2024 entered forward sale agreements for approximately 11.4 million shares of its common stock expected to be settled in the fourth quarter of 2024 at a weighted average initial forward price of $53.23 per share. In September 2024, Dominion Energy entered forward sale agreements for approximately 3.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted average initial forward price of $57.62 per share. See Note 16 to the Consolidated Financial Statements in this report for additional information.

As discussed in Note 16 to the Consolidated Financial Statements in this report, in June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference.

Through September 30, 2024, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2024, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

As of September 30, 2024, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

As of September 30, 2024, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Collateral and Credit Risk

As of September 30, 2024, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at September 30, 2024 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$94	$—	$94
Non-investment grade(2)	12	—	12
No external ratings:
Internally rated—investment grade(3)	8	—	8
Internally rated—non-investment grade(4)	25	1	24
Total(5)	$139	$1	$138
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

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at September 30, 2024. Such obligations include:

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

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Off-balance sheet leasing arrangements – See Note 14 to the Consolidated Financial Statements in this report; and
•
Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows. There have been no updates to the matters discussed in

Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, with the exception of the items described below.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The total cost of the project is estimated to be approximately $10 billion, excluding financing costs. Virginia Power’s current estimate for the 2.6 GW project’s projected levelized cost of energy, including renewable energy credits, is approximately $56/MWh, compared to the initial filing submission of $80-90/MWh. Virginia Power commenced major onshore construction activities in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction of the CVOW Commercial Project. Virginia Power commenced major offshore construction activities in May 2024 following the receipt in January 2024 of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction. The project is expected to be placed in service by the end of 2026. Through September 30, 2024, Virginia Power had incurred approximately $5.3 billion of costs. In April 2024, a motion was filed in the U.S. District Court for the DC Circuit requesting a preliminary injunction in connection with a complaint filed related to the administrative process for certain permits and approvals received. In May 2024, the U.S. District Court for the DC Circuit denied the motion. As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, the Companies are subject to a cost sharing mechanism in accordance with the Virginia Commission’s order in December 2022 for incremental construction costs which fall between $10.3 billion and $13.7 billion. Also as discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, Virginia Power entered into an agreement in February 2024 to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. In October 2024, Virginia Power and Stonepeak closed on the agreement following satisfaction of regulatory approvals, including from BOEM and the Virginia and North Carolina Commissions. At closing, Virginia Power received $2.6 billion, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. See Note 11 to the Consolidated Financial Statements in this report for more information.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $715 million, to fund project costs. Including financing costs, total estimated project costs are approximately $715 million. The project is expected to be completed in early 2025. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature after five years. See Note 14 to the Consolidated Financial Statements in this report for additional information.

Dominion Energy Virginia – Nuclear Operating Licenses

In 2020, Virginia Power applied for renewal of its operating licenses for an additional 20 years for the two nuclear units at North Anna. In August 2024, the NRC approved Virginia Power’s application, allowing the units to generate electricity through 2058 and 2060.

Potential Regulated Electric Generation and Transmission Projects

In October 2024, Dominion Energy announced a joint planning initiative with AEP and FirstEnergy. As part of the initiative, the companies have jointly submitted initial project proposals for 765-kV, 500-kV and 345-kV transmission lines in Virginia, Ohio and West Virginia to PJM. If any such proposals are selected by PJM, the participating companies would then undertake an extensive, multi-year process to develop, construct and subsequently operate the transmission line.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $22 million and $62 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of September 30, 2024 and December 31, 2023, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $22 million and a hypothetical 10% increase in commodity prices would have resulted in a decrease of $24 million in the fair value of Virginia Power’s commodity-based derivative instruments as of September 30, 2024 and December 31, 2023, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $22 million and $56 million decrease in earnings at September 30, 2024 and December 31, 2023, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in an $7 million and $5 million decrease in earnings at September 30, 2024 and December 31, 2023, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of September 30, 2024, Dominion Energy and Virginia Power had $10.3 billion and $1.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $50 million and $49 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at September 30, 2024. As of December 31, 2023, Dominion Energy and

Virginia Power had $16.3 billion and $3.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million and $151 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of September 30, 2024 and December 31, 2023, Dominion Energy had €1.5 billion and €2.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $147 million and $202 million in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2024 and December 31, 2023, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $1.0 billion, $409 million and $879 million for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $41 million for the nine months ended September 30, 2024 and $117 million for the year ended December 31, 2023, and a net decrease of $14 million for the nine months ended September 30, 2023.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $526 million, $206 million and $448 million for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains on debt investments of $25 million for the nine months ended September 30, 2024 and $66 million for the year ended December 31, 2023, and a net decrease of $8 million for the nine months ended September 30, 2023.

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
•
Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
•
Future Issues and Other Matters in MD&A in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
•
Notes 13 and 17 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factors discussed below, there have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
7/1/24 - 7/31/24	2,128	$48.01	—	$ 0.92 billion
8/1/24 - 8/31/24	349	55.44	—	0.92 billion
9/1/24 - 9/30/24	7,881	57.43	—	0.92 billion
Total	10,358	$55.42	—	$ 0.92 billion
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

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337); Eighteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.2, Form 8-K filed August 12, 2024, File No. 000-55337); Nineteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.3, Form 8-K filed August 12, 2024, File No. 000-55337).

		X	X

10.1	Limited Liability Company Agreement of OSW Project LLC, dated as of October 22, 2024 (Exhibit 10.1, Form 8-K filed October 25, 2024, File No. 1-8489 and File No. 000-55337).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Common Shareholder’s Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

November 1, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 1, 2024	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer