Form 10-K
period 2024-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2025-02-27
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number
001-08489	DOMINION ENERGY, INC.	54-1229715
000-55337	Virginia ELECTRIC AND POWER COMPANY	54-0418825
Virginia (State or other jurisdiction of incorporation or organization)
	600 EAST CANAL STREET RICHMOND, Virginia (Address of principal executive offices)	23219 (Zip Code)
(804) 819-2284 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
DOMINION ENERGY, INC.	D	Common Stock, no par value	New York Stock Exchange

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy, Inc. was approximately $41.1 billion based on the closing price of Dominion Energy, Inc.’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy, Inc.’s most recently completed second fiscal quarter. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company common stock. At February 20, 2025, Dominion Energy, Inc. had 852,050,458 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy, Inc.’s 2025 Proxy Statement are incorporated by reference in Part III.

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

2024 Series A JSNs	Dominion Energy’s 2024 Series A Enhanced Junior Subordinated Notes due 2055
2024 Series B JSNs	Dominion Energy’s 2024 Series B Enhanced Junior Subordinated Notes due 2054
2024 Series C JSNs	Dominion Energy’s 2024 Series C Enhanced Junior Subordinated Notes due 2055
2025 Biennial Review

Future Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2023 and ending December 31, 2024 and prospective rate base setting for the succeeding annual periods beginning January 1, 2026 and ending December 31, 2027

2025 Proxy Statement	Dominion Energy 2025 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
ACE Rule	Affordable Clean Energy Rule
AEP	The legal entity American Electric Power Company, Inc., one or more of its consolidated subsidiaries, or the entirety of American Electric Power Company, Inc. and its consolidated subsidiaries
AES	The legal entity The AES Corporation, one or more of its consolidated subsidiaries, or the entirety of The AES Corporation and its consolidated subsidiaries
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Bear Garden	A 622 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
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

BOEM	Bureau of Ocean Energy Management
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset

Abbreviation or Acronym	Definition
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFIUS	The Committee on Foreign Investment in the U.S.
CFO	Chief Financial Officer
CH4	Methane
Chesterfield Energy Reliability Center	A potential 1.0 GW simple-cycle, natural gas-fired power station in Chesterfield County, Virginia
CNG	Consolidated Natural Gas Company
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment
COO	Chief Operating Officer
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

DETC	Dominion Energy Terminal Company, Inc.
DGI	Dominion Generation, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
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

Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
Dominion Privatization	Dominion Utility Privatization, LLC, a joint venture between Dominion Energy and Patriot
DSM	Demand-side management
DSM Riders	Rate adjustment clauses, designated Riders C1A, C2A, C3A and C4A, associated with the recovery of costs related to certain Virginia DSM programs in approved DSM cases
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of DGI
East Ohio	The East Ohio Gas Company (a subsidiary of Enbridge effective March 2024)

Abbreviation or Acronym	Definition
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

EnergySolutions	EnergySolutions, LLC
EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FirstEnergy	The legal entity FirstEnergy Corp., one or more of its consolidated subsidiaries, or the entirety of FirstEnergy Corp. and its consolidated subsidiaries
Fitch	Fitch Ratings Ltd.
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,605 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hope	Hope Gas, Inc., doing business as Dominion Energy West Virginia through August 2022
Hopewell	Polyester biomass power station
Idaho Commission	Idaho Public Utilities Commission
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LIFO	Last-in-first-out inventory method
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide

Abbreviation or Acronym	Definition
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Safety and Health Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak (effective October 2024)
ozone season	The period May 1 through September 30, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PFAS	Per- and polyfluorinated substances, a group of widely used chemicals that break down very slowly over time in the environment
PHMSA	Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
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

A proposed rate adjustment clause associated with the recovery of costs being recovered under Riders BW, GV, four other riders associated with generation facilities and the Virginia LNG Storage Facility

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

Abbreviation or Acronym	Definition
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spruce Power	The legal entity, Spruce Power Holding Corporation, one or more of its consolidated subsidiaries, or the entirety of Spruce Power Holding Corporation and its consolidated subsidiaries
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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
Valley Link

Valley Link Transmission Company, LLC, a limited liability company owned by Dominion Energy, AEP and FirstEnergy, one or more of its consolidated subsidiaries or the entirety of Valley Link Transmission Company, LLC and its consolidated subsidiaries

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

Abbreviation or Acronym	Definition
White River Hub	MountainWest White River Hub, LLC (formerly known as White River Hub, LLC)
Wisconsin Commission	Public Service Commission of Wisconsin
WP&L	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WPSC	Wisconsin Public Service Corporation, a subsidiary of WEC Energy Group
Wrangler	Wrangler Retail Gas Holdings, LLC, a partnership between Dominion Energy (through March 2022) and Interstate Gas Supply, Inc.
Wyoming Commission	Wyoming Public Service Commission

Part I

Item 1. Business

GENERAL

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, provides service to approximately 4.1 million primarily electric utility customers in Virginia, North Carolina and South Carolina. As of December 31, 2024, Dominion Energy’s portfolio of assets includes approximately 30.3 GW of electric generating capacity, 10,600 miles of electric transmission lines and 79,700 miles of electric distribution lines. Dominion Energy is one of the nation’s leading developers and operators of regulated offshore wind and solar power and the largest producer of carbon-free electricity in New England. Dominion Energy’s mission is to provide the reliable, affordable and increasingly clean energy that powers its customers every day.

In connection with the comprehensive business review concluded in March 2024, Dominion Energy entered into agreements in September 2023 to sell all of its regulated gas distribution operations, except for DESC’s, to Enbridge. In addition, Dominion Energy completed the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE under an agreement entered into in July 2023. Dominion Energy continues to focus on expanding and improving its regulated electric utilities and long-term contracted businesses while transitioning to a cleaner energy future. Its approximately $50 billion capital expenditure plan for 2025 through 2029 advances its “all-of-the-above” strategy through investments in zero-carbon and renewable generation, grid transformation, generation reliability and transmission and distribution resiliency to meet projected demand growth. Renewable generation facilities are expected to include significant investments in utility-scale solar and the CVOW Commercial Project. In addition, Dominion Energy has either received or applied for license extensions for its regulated nuclear power stations in Virginia and South Carolina and intends to apply for license extensions for Millstone.

Dominion Energy currently expects approximately 90% of earnings to come from state-regulated utility operations in Virginia, North Carolina and South Carolina. Dominion Energy’s nonregulated operations consist primarily of long-term contracted electric generation operations. Dominion Energy’s operations are conducted through various subsidiaries, including DESC and Virginia Power. DESC is an SEC registrant; however, its Form 10-K is filed separately and is not combined herein.

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

Gas Distribution Operations

Sales to Enbridge

In March 2024, Dominion Energy completed the East Ohio Transaction with Enbridge for $4.3 billion in cash consideration and the assumption by Enbridge of approximately $2.3 billion of related long-term debt.

In May 2024, Dominion Energy completed the Questar Gas Transaction with Enbridge for $3.0 billion in cash consideration and the assumption by Enbridge of approximately $1.3 billion of related long-term debt.

In September 2024, Dominion Energy completed the PSNC Transaction with Enbridge for $2.0 billion in cash consideration and the assumption by Enbridge of approximately $1.3 billion of related long-term debt.

See Note 3 to the Consolidated Financial Statements for additional information.

Hope

In August 2022, Dominion Energy completed the sale of 100% of the equity interests in Hope to Ullico for $690 million in cash consideration, subject to customary closing adjustments.

See Note 3 to the Consolidated Financial Statements for additional information.

Electric Generation Facilities

Sale of Noncontrolling Interest in CVOW Commercial Project

In October 2024, Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. At closing, Virginia Power received $2.6 billion, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million.

See Note 10 to the Consolidated Financial Statements for additional information.

Acquisition of Virginia Power Solar Projects

In 2022, Virginia Power entered into and completed the acquisitions of various solar development projects in Virginia. These projects are expected to cost a total of approximately $1.1 billion once constructed, including initial acquisition costs, and generate approximately 537 MW combined. These costs are primarily expected to be recovered under Rider CE.

See Note 13 to the Consolidated Financial Statements for additional information.

Acquisition of Nonregulated Solar Projects

In 2023, Dominion Energy entered into an agreement to acquire a nonregulated solar project in Virginia and completed the acquisition in 2024. The project was completed at a total cost of approximately $195 million, including initial acquisition cost, and generates approximately 83 MW.

In 2022, Dominion Energy entered into an agreement and completed the acquisition of a nonregulated solar project in Ohio. The project was completed at a total cost of approximately $390 million, including initial acquisition cost, and generates approximately 200 MW.

See Note 10 to the Consolidated Financial Statements for additional information.

Acquisition of Offshore Wind Project

In October 2024, Virginia Power completed the acquisition of an approximately 40,000-acre area lease 27 miles off the coast of North Carolina in federal waters and associated project assets in the early stages of development for approximately $160 million.

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

See Note 9 to the Consolidated Financial Statements for additional information.

HUMAN CAPITAL

One of Dominion Energy’s greatest strengths is its employees, and their unique skills, knowledge, expertise and backgrounds allow Dominion Energy to fulfill its mission to provide the reliable, affordable and increasingly clean energy that powers its customers every day. At December 31, 2024, Dominion Energy had approximately 14,700 full-time employees, of which approximately 3,400 are subject to collective bargaining agreements, including approximately 6,600 full-time employees at Virginia Power, of which approximately 2,700 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2024, Dominion Energy experienced an OSHA Recordable Rate of 0.42 compared to 0.45 in 2023 and 0.52 in 2022. These rates reflect Dominion Energy’s dedication to safety when compared to a BLS Industry Average OSHA Recordable Rate of 2.0 in 2023 and 1.7 in 2022. As evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure.

Dominion Energy works to recruit, retain and develop the careers of talented individuals regardless of background who reflect its core values; safety, ethics, excellence, embrace change and one Dominion Energy. These core values support Dominion Energy’s employees in their efforts to optimize performance, collaborate within teams and across the organization and create a respectful, welcoming work environment. As an example, Dominion Energy sponsors nine employee resource groups enabling employees to work together to create community and promote excellent performance. Further, Dominion Energy is an equal opportunity employer committed to non-discrimination in all operations. As part of this, Dominion Energy periodically reviews its workforce representation to ensure it is casting a wide net for the best and brightest talent. In 2024, 2023 and 2022, the percentage of Dominion Energy’s workforce that was diverse was 38.7%, 37.7% and 37.0%, respectively. In 2024, 2023 and 2022, the percentage of new hires that were diverse was 45.3%, 49.0% and 48.9%, respectively. For the purposes of measuring and reporting on diversity as required by federal law, Dominion Energy follows federal EEO-1 guidelines and includes employees who self-identify their gender as female and/or their race/ethnicity as American Indian or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander or Two or More Races.

Dominion Energy attracts and retains its employees by offering competitive compensation and benefits packages, including healthcare, retirement, paid time off, parental leave and other benefits. Dominion Energy also offers continuous learning opportunities including tuition assistance programs, professional development resources and leadership development programs. Additionally, Dominion Energy creates opportunities for its employees to engage its leaders and with each other through respectful two-way conversations that help employees and leaders learn from one another, share insights and opinions and broaden the workforce’s perspectives regarding what matters to customers. Dominion Energy prioritizes employee engagement and routinely seeks feedback through surveys, focus groups and other means. Such feedback informs management decisions, enhances support for employees and improves customer service. These resources and programs are designed not only to engage and retain talented employees but also to allow Dominion Energy to meet the needs of its customers in an ever-changing industry with a skilled workforce.

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

Dominion Energy Virginia’s capital plan for 2025 through 2029 includes spending approximately $41 billion, net of reimbursements from Stonepeak, to construct new generation capacity, including the CVOW Commercial Project, to continue developments to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance and to upgrade or add new transmission lines, distribution lines, substations and other facilities, as well as maintain existing generation capacity. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers. See Properties and Environmental Strategy for additional information on this and other utility projects. Data centers, which represent 26% and 24% of Virginia Power’s electricity sales for the years ended December 31, 2024 and 2023, respectively, have been a source of significant increase in demand which is expected to continue over the next decade. The concentration of data centers primarily in Loudoun County, Virginia represents a unique challenge and requires significant investments in electric transmission facilities to meet the growing demand. PJM has projected a 6.3% average peak annual load growth over the next ten years for the PJM DOM Zone, which includes Dominion Energy Virginia’s service territory.

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

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 78% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 130 minutes for the three-year average ending 2024, consistent with the previous three-year average of 130 minutes.

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

Regulation

Virginia Power’s electric distribution and generation operations, including the rates it may charge to jurisdictional customers, as well as wholesale electric transmission rates, tariffs and terms of service, are subject to regulation by the Virginia and North Carolina Commissions as well as FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers, BOEM and other federal, state and local authorities. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

Properties

For a description of existing facilities see Item 2. Properties.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The Virginia Commission provided such approvals in August 2022, as revised for certain provisions related to rider recovery in December 2022. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.7 billion, excluding financing costs, that reflects a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $62/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. These contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr., which have been included within the cost estimate above. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure from certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 5% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities are anticipated to be completed in early 2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. During the first installation season which concluded in October 2024, 78 monopiles were installed with the remaining 98 monopiles expected to be installed during the second installation season which runs from May 2025 through October 2025. Transition pieces began to be installed on monopiles near the end of 2024 with all transition pieces expected to be installed by early 2026. The first of three offshore substations is expected to be installed in early 2025. Deepwater cables commenced being laid in late 2024 with four of nine completed through February 2025 and an expected 260 miles of interarray cable ultimately to be laid throughout 2025 and 2026. Turbines are expected to commence installment in the second half of 2025 and be completed by the end of 2026.

In August 2022, the Virginia Commission approved the application for certification of the Virginia Facilities component of the CVOW Commercial Project, the revenue requirement for the initial rate year of Rider OSW, subject to certain performance measures, and noted that no further action was required with respect to Virginia Power’s foreign currency risk mitigation plan. In December 2022, the Virginia Commission approved the settlement agreement filed in October 2022 by Virginia Power, Office of the Attorney General of Virginia and other parties and reinstated its August 2022 order granting approval of Rider OSW. The settlement agreement provides for a voluntary cost sharing mechanism resulting from unforeseen construction cost increases; specifically, that Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no voluntary cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. The settlement agreement also provides for customers to receive the maximum benefits available under the IRA including that to the extent the IRA reduces the total construction costs, such reductions will also be applied to the cost sharing bands discussed above. In addition, the settlement agreement includes enhanced performance reporting provisions, in lieu of a performance guarantee, for the operation of the CVOW Commercial Project. To the extent the annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. See Note 13 to the Consolidated Financial Statements for additional information on Rider OSW.

In January 2023, following receipt of approval from the Virginia and North Carolina Commissions, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services. In December 2024, following receipt of approval from the Virginia and North Carolina Commissions, Virginia

Power amended the lease agreement to potentially accelerate the commencement of the lease term. See additional discussion of the affiliated lease agreement in Note 25 to the Consolidated Financial Statements.

Virginia Power anticipates funding the CVOW Commercial Project consistent with its approved debt to equity capitalization structure. Through December 31, 2024, approximately $6.0 billion of costs had been incurred on the project. See Liquidity – Capital Expenditures in Item 7. M&A for project costs expected to be incurred in 2025 through 2029. In October 2024, Virginia Power closed on the sale of a 50% noncontrolling interest in the project to Stonepeak following satisfaction of regulatory approvals, including from BOEM and the Virginia and North Carolina Commissions. At closing, Virginia Power received $2.6 billion, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. If the total project costs of the CVOW Commercial Project are $9.8 billion, excluding financing costs, or less Virginia Power shall receive $100 million of the initial withholding. Such amount is subject to downward adjustment with Virginia Power receiving no withheld amounts if the total costs, excluding financing costs, of the CVOW Commercial Project exceed $11.3 billion.

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

Electric Generation and Storage Projects

In addition, Virginia Power is developing, financing and constructing new generation capacity and has also received license extensions on zero carbon nuclear generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development as well as significant projects under consideration are set forth below:

•
Virginia Power plans to invest approximately $4.0 billion from 2025 through 2029 to acquire or construct several solar facilities to serve utility customers. See Note 13 to the Consolidated Financial Statements for additional information.
•
Virginia Power plans to invest approximately $1.4 billion from 2025 to 2029 to develop battery-storage facilities to serve utility customers.
•
Virginia Power received a 20-year extension of the operating licenses for its two units at Surry in 2021 and its two units at North Anna in 2024. See Nuclear Decommissioning below for additional information on these facilities.
•
Virginia Power plans to construct and operate an LNG storage facility to serve as a backup fuel source for Brunswick County and Greensville County to support operations and improve system reliability. The facility is expected to cost approximately $550 million, excluding financing costs, and be placed into service by the end of 2027.
•
Virginia Power anticipates filing for approval to construct and operate the Chesterfield Energy Reliability Center. The project, if approved, is expected to have a generating capacity of 1.0 GW and could be placed into service in 2029 to enhance reliability for utility customers.
•
Virginia Power continues to consider the construction of a third nuclear unit at a site located at North Anna. See Future Issues and Other Matters in Item 7. MD&A for additional information on this project.
•
In October 2024, Virginia Power completed the acquisition of an approximately 40,000-acre area lease 27 miles off the coast of North Carolina in federal waters and associated project assets in the early stages of development for approximately $160 million. The CVOW South project, if constructed, is expected to have a generating capacity of 800 MW with ultimate development of the project dependent upon the receipt of approvals from the Virginia Commission and other permitting entities. The project would support Virginia Power’s ability to meet the renewable energy portfolio standards established in the VCEA.

Electric Transmission and Distribution Projects

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in future capital expenditures of approximately $4.6 billion from 2025 through 2029.

In October 2024, Dominion Energy announced a joint planning initiative with AEP and FirstEnergy. As part of the initiative, the companies jointly submitted initial project proposals for high-voltage transmission lines in Virginia, Maryland and West Virginia to PJM. In February 2025, Dominion Energy, AEP and FirstEnergy entered into an agreement for the operation of Valley Link to undertake a multi-year process to develop, construct and subsequently operate the new transmission line projects selected by PJM. Under the terms of the joint venture agreement, Dominion Energy will hold a 30% initial interest in Valley Link. Dominion Energy expects to invest approximately $1.0 billion from 2025 through 2029 in connection with this arrangement.

Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $286 million and is expected to be completed by 2029. The Virginia Commission has approved seven phases of the program encompassing approximately 2,200 miles of converted lines and $1.3 billion in capital spending recoverable through Rider U. Additionally, Virginia Power has requested cost recovery for phase eight of the program from the Virginia Commission, encompassing approximately 300 miles of converted lines and $240 million in capital spending, recoverable through Rider DIST.

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

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2024	2023	2022
Natural gas	40%	36%	36%
Nuclear(1)	26	29	28
Purchased power, net	22	25	23
Coal(2)	5	5	8
Renewable and Hydro(3)	7	5	5
Total	100%	100%	100%
(1)
Excludes ODEC’s 11.6% undivided ownership interest in North Anna.
(2)
Excludes ODEC’s 50.0% undivided ownership interest in the Clover power station.
(3)
Includes solar, biomass and pumped storage.

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

The estimated cost to decommission Virginia Power’s four nuclear units is reflected in the table below and is primarily based upon site-specific studies completed in 2024. These cost studies are generally completed every four to five years. The current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire.

Under the current operating licenses, Virginia Power is scheduled to decommission the Surry and North Anna units during the period 2052 to 2118. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. In 2021, Virginia Power was granted an additional 20 years for its operating licenses for the two units at Surry. Under these license extensions, the two units will be allowed to generate electricity through 2052 and 2053. In 2024, Virginia Power was granted an additional 20 years for its operating licenses for the two units at North Anna. Under these license extensions, the two units will be allowed to generate electricity through 2058 and 2060. Between the four units, Virginia Power estimates that it could spend approximately $5 billion through 2035 on capital improvements. The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs.

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2024 dollars)(1)	Funds in trusts at December 31, 2024(2)
(dollars in millions)
Surry
Unit 1	2052	$886	$1,217
Unit 2	2053	886	1,196
North Anna
Unit 1(3)	2058	839	966
Unit 2(3)	2060	844	907
Total		$3,455	$4,286

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs.
(2)
Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2024.
(3)
North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.05% of the decommissioning obligation. Amounts reflect 89.05% of the decommissioning cost for both of North Anna’s units.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

DOMINION ENERGY SOUTH CAROLINA

Dominion Energy South Carolina is composed of DESC’s generation, transmission and distribution of electricity to approximately 0.8 million customers in the central, southern and southwestern portions of South Carolina and the distribution of natural gas to approximately 0.5 million residential, commercial and industrial customers in South Carolina.

Dominion Energy South Carolina’s capital plan for 2025 through 2029 includes spending approximately $6 billion to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.

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

Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 83 minutes for the three-year average ending 2024, up from the previous three-year average of 82 minutes.

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

DESC has the following significant projects under construction or development to better serve customers or expand its service offerings within its service territory:

In January 2022, DESC committed to a plan to retire certain existing gas combustion turbine facilities, including certain units which currently do not have any net summer capability, and replace them with new gas combustion turbine units at the Williams and Parr facilities to increase reliability and reduce emissions. The replacement facility at the Williams facility achieved commercial operation in 2024. The replacement facility at the Parr facility is expected to be placed in service by the end of 2025 at an estimated cost of approximately $220 million, excluding financing costs, and have a total winter generating capacity of approximately 105 MW.

To maintain reliability, DESC commenced development in 2023 of a wastewater treatment facility at the Williams facility. The project will allow DESC to comply with the effluent limitation guidelines and is expected to be placed in service by the end of 2025 at an estimated cost of approximately $160 million, excluding financing costs.

In February 2024, DESC received approval from the South Carolina Commission to provide electric services to two large industrial customers which will require development of new electric transmission facilities.

In January 2025, DESC received an approval from the South Carolina Commission to pursue the construction of a new natural gas-fired combustion turbine unit at Urquhart to increase reliability, improve operational flexibility and reduce emissions. Provided that DESC is able to obtain the necessary permits to commence construction, this facility could be placed in service by the end of 2028 at an estimated cost of $395 million, excluding financing costs, and have a total winter generating capacity of approximately 200 MW. If completed, this project would be expected to replace certain legacy natural gas-fired combustion turbine and natural gas-fired steam generation facilities at the site.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

Presented below is a summary of DESC’s actual system output by energy source:

Source	2024	2023	2022
Natural gas	47%	50%	48%
Nuclear(1)	21	21	23
Coal	21	18	18
Renewable and Hydro(2)	11	11	11
Total	100%	100%	100%
(1)
Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(2)
Includes solar.

Natural gas— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to DESC through firm transportation agreements with various counterparties, through 2084.

Coal— DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia that will expire at various times through 2026. Spot market purchases may occur when needed or when prices are believed to be favorable.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2024 dollars)(1)	Funds in trusts at December 31, 2024(2)
(dollars in millions)
Summer – Unit 1	2042	$831	$268
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs and includes the expectation that a 20-year license extension is obtained.
(2)
Excludes any funds held in trust by Santee Cooper. DESC made contributions of $3 million to its nuclear decommissioning trust funds during 2024.

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

Contracted Energy’s capital plan for 2025 through 2029 includes spending approximately $2 billion primarily to support its operations at Millstone and develop renewable natural gas projects.

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

Dominion Energy’s nonregulated generation fleet includes solar generation facilities in operation or development in five states, including Virginia. The output of these facilities is sold under long-term power purchase agreements with terms generally ranging from 15 to 25 years. Variability in earnings provided by these assets relates to changes in irradiance levels due to changes in weather. See Note 10 to the Consolidated Financial Statements for additional information regarding certain solar projects.

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

Non-Utility Renewable Natural Gas—In December 2019, Dominion Energy began exploring projects to capture methane from dairy farms and convert it into pipeline quality natural gas. As of December 31, 2024, 18 dairy renewable natural gas projects in Colorado, Georgia, Idaho, Kansas, New Mexico, Nevada and Texas were under construction, including seven of which had begun to produce test gas. Substantially all of the projects are expected to be placed in service in 2025 with an estimated total cost of approximately $1.3 billion, excluding financing costs. Dominion Energy expects to invest approximately $300 million on such facilities in 2025.

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. As of December 31, 2024, Align RNG had three projects under construction in North Carolina and Virginia with an estimated total cost of approximately $125 million. These facilities are expected to be placed in service throughout 2025 and 2026.

Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $715 million, to fund project costs. Including financing costs, total estimated project costs are approximately $715 million. The completed project is expected to be delivered to the CVOW Commercial Project in the third quarter of 2025. The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature after five years. See Note 15 to the Consolidated Financial Statements for additional information.

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

As part of Dominion Energy’s acquisition of Millstone, it acquired decommissioning funds for the related units. Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. Dominion Energy will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. The most recent site-specific study completed for Millstone was performed in 2024.

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2024 dollars)(1)	Funds in trusts at December 31, 2024(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$893	$944
Unit 2	2035	1,076	1,270
Unit 3(4)	2045	1,190	1,282
Total		$3,159	$3,496

(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.
(2)
Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone during 2024.
(3)
Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)
Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2024, the minority owners held $73 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

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

REGULATION

The Companies are subject to regulation by various federal, state and local authorities, including the state commissions of Virginia, North Carolina and South Carolina, SEC, FERC, EPA, DOE, PHMSA, NRC, U.S. Army Corps of Engineers, BOEM and U.S. Department of Transportation.

State Regulations

Electric

Virginia Power and DESC’s electric utility retail services are subject to regulation by the Virginia and North Carolina Commissions and the South Carolina Commission, respectively.

Virginia Power and DESC hold CPCNs which authorize them to maintain and operate their electric facilities already in operation and to sell electricity to customers. However, Virginia Power and DESC may not construct generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies. In addition, the Virginia and North Carolina Commissions and the South Carolina Commission regulate Virginia Power and DESC’s transactions, respectively, with affiliates and transfers of certain facilities. The Virginia and South Carolina Commissions also regulate the issuance of certain securities.

Electric Regulation in Virginia

The Regulation Act provides for a cost-of-service rate model and permits Virginia Power to seek recovery of costs for new generation projects as well as extensions of operating licenses of nuclear power generation facilities, FERC-approved transmission costs, underground distribution lines, certain environmental compliance, conservation, energy efficiency and demand response programs and renewable energy facilities and programs through stand-alone riders, and also contains statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. If the Virginia Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted.

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

In April 2023, legislation was enacted that resets the frequency of base rate reviews from a triennial period, as established under the GTSA, to a biennial period commencing with the 2023 Biennial Review. The legislation provided that the Virginia Commission establish an authorized ROE of 9.70% for Virginia Power in the 2023 Biennial Review, and that subsequent to the 2023 Biennial Review the Virginia Commission is authorized to utilize any methodology it deems to be consistent with the public interest to make future ROE determinations. In all future biennial reviews, if the Virginia Commission determines that Virginia Power’s existing base rates will, on a going-forward basis, produce revenues that are either in excess of or below its authorized rate of return, the Virginia Commission is authorized to reduce or increase such base rates, as applicable and necessary, to ensure that Virginia Power’s base rates are just and reasonable while still allowing Virginia Power to recover its costs and earn a fair rate of return. In addition, beginning with the 2025 Biennial Review, the Virginia Commission may, at its discretion, increase or decrease Virginia Power’s authorized ROE by up to 50 basis points based on factors that may include reliability, generating plant performance, customer service and operating efficiency, with the provisions applying to such adjustments to be determined in a future proceeding.

The legislation directed that if the Virginia Commission determined as part of the 2023 Biennial Review that Virginia Power had earned more than 70 basis points above its authorized ROE of 9.35% established in the 2021 Triennial Review that 85% of the amount of such earnings above this level be credited to customers’ bills. In future biennial reviews, beginning with the biennial review to be filed in 2025, 85% of any earnings determined by the Virginia Commission to be up to 150 basis points above Virginia Power’s authorized ROE shall be credited to customers’ bills as well as 100% of any earnings that are more than 150 basis points above Virginia Power’s authorized ROE. For the purposes of measuring any bill credits due to customers, associated income taxes are factored into the determination of such amounts. In addition, the legislation eliminated Virginia Power’s ability to utilize Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects as a CCRO to reduce or offset any earnings otherwise eligible for customer credits as previously permitted under the GTSA.

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

DESC’s natural gas tariffs include a purchased gas adjustment that provides for the recovery of prudently incurred gas costs, including transportation costs. DESC is authorized to adjust its purchased gas rates monthly and makes routine filings with the South Carolina Commission to provide notification of changes in these rates. Costs that are under or over recovered are deferred as regulatory assets or liabilities, respectively, and considered in subsequent purchased gas adjustments. The purchased gas adjustment filings cover a prospective twelve-month period. Increases or decreases in purchased gas costs can result in corresponding changes in purchased gas adjustment rates and the revenue generated by those rates. The South Carolina Commission reviews DESC’s gas purchasing policies and practices, including its administration of the purchased gas adjustment, annually. DESC has also received approval from the South Carolina Commission to recover gas DSM program costs and a shared savings incentive from residential and commercial natural gas customers under a rider to retail gas rates. The South Carolina Commission approved DESC to recover net lost revenues resulting from the gas DSM programs through its annual Natural Gas Rate Stabilization Act proceeding.

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

Through June 2022, Virginia Power satisfied its capacity requirements as a Fixed Resource Requirement Entity that self-supplied the capacity needed to serve load. In April 2024, Virginia Power notified PJM that it was changing its election to satisfy its capacity requirements by returning to PJM’s Reliability Pricing Model capacity market, planning to purchase capacity rather than satisfying this requirement by self-supplying the capacity needed to serve load. This change will become effective for the delivery year beginning June 2025. This decision does not affect day-to-day operations.

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

The Companies are also subject to FERC’s affiliate restrictions that (1) prohibit power sales between nonregulated plants and utility plants without first receiving FERC authorization, (2) require the nonregulated and utility plants to conduct their wholesale power sales operations separately and (3) prohibit utilities from sharing market information with nonregulated plant operating personnel. The rules are designed to prohibit utilities from giving the nonregulated plants a competitive advantage.

EPACT included provisions to create an Electric Reliability Organization, which is required to promulgate mandatory reliability standards governing the operation of the bulk power system in the U.S. FERC has certified NERC as the Electric Reliability Organization and also issued an initial order approving many reliability standards that went into effect in 2007. Entities that violate standards will be subject to fines of up to $1.6 million per day, per violation and can also be assessed non-monetary penalties, depending upon the nature and severity of the violation.

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

Cyber Regulations

The Companies plan and operate their facilities in compliance with approved government cyber regulatory requirements. The Companies’ employees participate on various regulatory committees, track the development and implementation of standards and maintain proper compliance registration with NERC’s regional organizations. The Companies anticipate incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs such as the Transportation Security Administration’s gas sector cyber security directives. In addition, NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While the Companies expect to incur additional compliance costs in connection with NERC, Transportation Security Administration and other governmental agency regulations, such expenses are not expected to significantly affect results of operations.

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

Global Climate Change

The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are seeking to reduce their GHG emissions while meeting the growing needs of their customers. In 2020, Virginia enacted the VCEA which addresses climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards. Dominion Energy’s CEO and executive operational leadership within each operating segment are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See State Regulations—Electric—Electric Regulation in Virginia above, Environmental Strategy below, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information on climate change legislation and regulation.

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

ENVIRONMENTAL STRATEGY

Dominion Energy is committed to providing reliable, affordable and increasingly clean energy every day. Dominion Energy has set a goal to achieve net zero carbon and methane Scope 1 and Scope 2 emissions and material categories of Scope 3 emissions: electricity purchased to power the grid, fossil fuel purchased for its power stations and gas distribution systems and consumption of sales gas by natural gas customers by 2050.

To meet its customers’ needs for reliable, affordable and increasingly clean energy every day and to reach net zero emissions, in the near term Dominion Energy has sought and received license extensions for its zero-carbon nuclear facilities at Surry and North Anna and is expanding wind and solar generation as well as energy storage, investing in carbon-beneficial renewable natural gas and using low-carbon natural gas to support the integration of wind and solar generation facilities as well as energy storage facilities into the grid and requesting offers for responsibly sourced gas from those suppliers who are committed to net zero. The strategy to meet these objectives consists of three major elements which will reduce GHG emissions:

•
Increasingly clean energy;
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

Dominion Energy seeks to build partnerships and engage with local communities, stakeholders and customers on environmental issues important to them, including considerations such as fair treatment, representative involvement and effective communication. Dominion Energy commits to respectful stakeholder engagement on decisions regarding the siting and operation of energy infrastructure and strives to include all people and communities, regardless of race, color, national origin or income to ensure a variety of views are considered in its public engagement process.

As part of its broader commitment to transparency, Dominion Energy increased its disclosures around carbon and methane emissions. Dominion Energy discloses its environmental commitments, policies and initiatives in a Sustainability and Corporate Responsibility Report as well as a Climate Report in addition to other reports included on Dominion Energy’s dedicated Sustainability website.

Increasingly Clean Energy

To achieve its net zero commitment while maintaining reliability, Dominion Energy utilizes an “all-of-the-above” strategy of cleaner, more efficient and lower-emitting methods of generating and delivering energy, while advancing measures to continue reducing emissions from traditional generation and delivery. Diversifying the energy portfolio enables Dominion Energy to provide customers with cleaner options while protecting the power supply from potential disruption.

Over the past two decades, Dominion Energy has changed the fuel mix it uses to generate electricity to support a cleaner future. In addition to reducing GHG emissions, Dominion Energy has also achieved measurable reductions of other air pollutants such as NOX, SO2 and mercury and reduced the amount of coal ash generated and the amount of water withdrawn. Dominion Energy achieved GHG and other air pollutant reductions by implementing an integrated approach to environmental stewardship that addresses electric energy production and delivery and energy management. As part of this effort, Dominion Energy has retired, or committed to retire, several of its fossil fuel electric generating facilities, including those powered by coal, oil and gas, with the replacement of this capacity coming from the development of increasingly clean and renewable energy facilities.

Renewable energy is an important component of an “all-of-the-above” strategy designed to meet Dominion Energy’s customers’ needs for safe, reliable and affordable energy. As of December 31, 2024, Dominion Energy had 2.9 GW of solar generation capacity in operation across five states and several projects under various stages of development which represented a potential generating capacity of approximately 6.8 GW. Dominion Energy has commenced construction of the CVOW Commercial Project, expected to be placed in service by the end of 2026, along with the CVOW Pilot Project which achieved commercial operation in January 2021. As of December 31, 2024, Virginia Power had energy storage projects under various stages of development which represented a potential storage capacity of approximately 1.0 GW.

Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Virginia Power has received 20-year extensions of the operating licenses for its two units at Surry and for its two units at North Anna. In addition, DESC has commenced the process to extend the operating license for one unit at Summer. Dominion Energy also intends to commence the process to extend the operating licenses for two units at Millstone.

Dominion Energy expects to operate renewable natural gas facilities in collaboration with the Dairy Farmers of America to develop projects to capture and convert methane emissions from dairy farms.

See Operating Segments and Item 2. Properties for additional information.

The IRA provides additional incentives designed to encourage production of clean energy, reduce carbon emissions, and promote domestic manufacturing. The IRA significantly extends the investment and production tax credits for renewable technologies including wind and solar, and expands the qualifying technologies to include stand-alone storage, hydrogen, renewable natural gas, nuclear and, after 2024, other zero-emissions facilities. The IRA supersedes certain prior renewable energy legislation and contains a two-tiered credit system applicable to both the production and investment tax credits with a lower base credit amount that can be increased up to five times if the taxpayer can satisfy certain labor requirements. See Note 5 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A for additional information on the IRA.

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as a way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen and advanced nuclear technology. Dominion Energy’s capital expenditure plan for 2025 through 2029 includes a focus on upgrading the electric system in Virginia through investments in renewable generation facilities, smart meters, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption, making Dominion Energy’s system more responsive to its customers’ desire to more efficiently manage their energy consumption and transforming its grid to be more adaptive to renewable generation resources and battery technologies.

See Operating Segments for additional information.

Conservation and Energy Efficiency

Conservation and load management play a significant role in meeting the growing demand for electricity and natural gas, while also helping to reduce the environmental footprint of Dominion Energy’s customers and lower their bills. Dominion Energy offers various efficiency programs designed to reduce energy consumption in Virginia, North Carolina and South Carolina, including programs such as:

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

GHG Emissions

Dominion Energy continues to make progress on achieving its net zero emissions commitment. Through 2023, Dominion Energy has reduced direct Scope 1 CO2 equivalent carbon and methane emissions by 52%. Through 2023, Dominion Energy has reduced direct carbon emissions from electric generation by 53% since 2005 and reduced methane emissions from its natural gas infrastructure operations by 50% since 2010. For the purposes of these calculations and consistent with GHG Protocol requirements for reporting GHG emission reductions over time, both the baseline and 2023 emissions data include the gas entities sold in 2024 as part of the East Ohio, Questar Gas and PSNC Transactions, and exclude Dominion Energy’s 50% noncontrolling interest in Cove Point sold in 2023.

Dominion Energy’s 2024 emissions data is not yet available.

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

Total direct Scope 1 CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 29.5 million metric tons in 2023. Reported CO2 equivalent emissions include CO2, CH4, N2O and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations, natural gas operations and corporate operations. Consistent with its ownership percentage, Dominion Energy’s 2023 emissions data reported under its Corporate GHG Inventory includes emissions from its 50% noncontrolling interest in Cove Point (through September 2023), as well as the entire year of operations for the gas entities sold in 2024 as part of the East Ohio, Questar Gas, and PSNC Transactions.

•
For Dominion Energy’s electric generation operations, total CO2 equivalent emissions were 27.4 million metric tons in 2023, including 9.2 million metric tons from DESC and 18.2 million metric tons from Virginia Power.
•
For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.13 million metric tons in 2023.
•
For Dominion Energy’s natural gas operations, total CO2 equivalent emissions were 1.5 million metric tons in 2023, including 1.4 million metric tons associated with East Ohio, Questar Gas and Wexpro and PSNC.
•
For Dominion Energy’s proportional interest in Cove Point’s operations, total CO2 equivalent emissions were 0.4 million metric tons in 2023.

•
For Dominion Energy’s corporate operations, which includes renewable natural gas operations and Dominion Privatization assets, in addition to building heat and Dominion Energy’s vehicle and aviation fleets, total CO2 equivalent emissions were 0.09 million metric tons in 2023.

EPA Mandatory GHG Reporting Program

Dominion Energy has been reporting GHG emissions, including carbon, methane, N2O and SF6, from its natural gas infrastructure, electric generation and power delivery operations to the EPA since 2011 under the EPA mandatory GHG Reporting Program. The EPA’s mandatory GHG Reporting Program requires annual reporting of emissions from assets operated by Dominion Energy based on full equity asset ownership at the end of the calendar year. Dominion Energy’s 2023 GHG emissions reported under various subparts of the EPA’s Mandatory GHG Reporting Program as of December 31, 2023, which includes the gas entities sold as part of the East Ohio, Questar Gas and PSNC Transactions are as follows:

Natural Gas Operations – 2023 Emissions

Segment	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions	Subparts W & C as CO2 Equivalent Emissions
(metric tons)
Distribution	29,602	2,328	—	742,378
Production	2,238	16,131	0.06	72,098
Transmission compressor stations	112	38,871	0.07	41,685
Gathering and boosting	2,334	88,628	0.17	147,037
Storage	322	37,060	0.07	45,130
LNG storage	10	639	—	885
Total(1)	34,618	183,657	0.38	1,049,214
(1)
Totals may not foot due to rounding.

Electric Generation Operations – 2023 Emissions

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions	Subparts C & D CH4 Emissions as CO2 Equivalent Emissions	Subparts C & D N2O Emissions as CO2 Equivalent Emissions	Subparts C & D as CO2 Equivalent Emissions
(metric tons)
Virginia Power(1)	18,118,397	843	115	21,075	34,249	18,173,721
DESC	9,007,608	572	79	14,296	23,540	9,045,444
Total(2)	27,126,005	1,415	194	35,371	57,789	27,219,165
(1)
Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.
(2)
Totals may not foot due to rounding.

Electric Transmission and Distribution Operations – 2023 Emissions

Company	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	4.93	112,425
DESC	0.66	15,048
Total(1)	5.59	127,473
(1)
Totals may not foot due to rounding.

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion Energy incurred $314 million, $269 million and $251 million of expenses (including accretion and depreciation) during 2024, 2023 and 2022 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $330 million and $320 million in 2025 and 2026, respectively. In addition, capital expenditures related to environmental controls were $216 million, $132 million and $91 million for 2024, 2023 and 2022, respectively. Dominion Energy expects these expenditures to be approximately $200 million and $180 million for 2025 and 2026, respectively.

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

At the federal level, the Companies’ wholesale rates for electric transmission service are regulated by FERC. Rates for electric transmission services are updated annually according to a FERC-approved formula rate mechanism, and may be subject to additional prospective adjustments and retroactive corrections. A failure by the Companies to support these rates or a change in FERC policy could result in rate decreases from current rate levels, which could adversely affect the Companies’ results of operations, cash flows and financial condition.

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

The Companies’ generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. The Companies’ generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews the Companies’ authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets or its interpretation of market rules, the Companies’ authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of the Companies’ generation business. For example, in April 2024, FERC issued an order that accepted proposed changes to the PJM wholesale capacity market that significantly changed how a generation resource’s capacity value is calculated and decreased the total amount of capacity recognized in the PJM region as eligible to meet reserve requirements. In addition, changes to the interpretation and application of FERC’s market manipulation rules may occur from time to time. A failure to comply with these market manipulation rules could lead to civil and criminal penalties.

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties. The Companies’ operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services the Companies offer, relationships with affiliates and protection of critical electric infrastructure assets, among other matters. The Companies are also subject to legislation and associated regulation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if either of the Companies is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, the imposition of new tariffs, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Adverse developments in tax laws, credits or other incentives including changes in legislation, administrative interpretations or judicial determinations could result in material modifications to business models or otherwise negatively affect the Companies’ results of operations, financial condition and/or cash flows. Recent legislative and regulatory changes that are impacting the Companies include legislation enacted in Virginia in April 2023, the IRA, the VCEA, the 2017 Tax Reform Act and tariffs imposed on imported solar panels by the U.S. government in 2018.

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

The EPA has issued regulations concerning the management and storage of CCRs, which Virginia has adopted. These CCR regulations require the Companies to make additional capital expenditures and increase operating and maintenance expenses. In addition, the Companies will incur expenses and other costs associated with closing, corrective action and ongoing monitoring of certain ash ponds and landfills. The EPA’s May 2024 final rule regulates inactive surface impoundments located at the retired generation stations that contained CCR and liquids after 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. The Companies believe that they may have inactive or closed units or areas that could be subject to the final rule at up to 19 different locations, including 12 at Virginia Power. The Companies also may face litigation concerning their coal ash facilities.

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

Construction Risks

The construction of the CVOW Commercial Project involves significant risks. The CVOW Commercial Project is a large-scale, complex project that will take several years to complete. Significant delays or cost increases, or an inability to recover certain project costs, could have an adverse effect on the Companies’ financial condition, cash flows and results of operations. If the Companies are unable to complete the construction of the CVOW Commercial Project or decide in the future to delay or cancel the project, the

Companies may not be able to recover all or a portion of their investment in the project and may incur substantial cancellation payments under existing contracts or other substantial costs associated with any such delay or cancellation. The Companies’ ability to complete the CVOW Commercial Project within the currently proposed timeline, or at all, and consistent with current cost estimates is subject to various risks and uncertainties, certain of which are beyond the Companies’ control.

The construction of the CVOW Commercial Project is dependent on the Companies’ ability to maintain various local, state and federal permits, rights of way and other regulatory approvals and authorizations, including Virginia Commission approval for rider recovery of project costs. In addition, determination of costs allocated by PJM to the project for network upgrades remains subject to change, even after the CVOW Commercial Project is placed in service, as such amounts are driven by the ultimate costs of development of the transmission lines and related facilities that PJM determines is necessary to support various generation facilities within PJM, including the CVOW Commercial Project. The final determination of such costs is outside the control of the CVOW Commercial Project and may be impacted by events affecting the developers of such transmission lines, including any increases in costs for permitting, inflation, tariffs, supply chain constraints or other factors affecting the ultimate costs to complete such facilities. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may seek to challenge permits or other regulatory approvals received, including for routing of onshore electric transmission, which could delay or increase the cost of the project.

The construction of the CVOW Commercial Project is also dependent on the ability of certain key suppliers and contractors to timely satisfy their obligations under contracts entered into or expected to be entered into. Given the unique equipment and expertise required for this project, the Companies may not be able to remedy in a timely and cost-effective manner, if at all, any failure by one or more of these suppliers or contractors to timely satisfy their contractual obligations. Certain of the fixed price contracts for major offshore construction and equipment components are denominated in Euros and Danish kroner. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion. Accordingly, to the extent the instruments do not effectively hedge the Companies’ exposure to these currencies, including by default of the counterparty, adverse fluctuations in the applicable exchange rates would likely adversely affect the cost of the CVOW Commercial Project. Similarly, adverse fluctuations in the price of fuel used for transportation and installation, would likely adversely affect the overall costs to construct the project. In addition, the cost of the CVOW Commercial Project could be adversely affected by the impact of applicable tariffs, if any.

The Companies’ ability to recover unforeseen cost increases associated with construction of the CVOW Commercial Project is potentially limited which could negatively impact the Companies’ future financial condition, results of operations and/or cash flows. In accordance with the Virginia Commission’s December 2022 order, the Companies are subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission preceding. In addition, the order includes enhanced performance reporting provisions for the operation of the CVOW Commercial Project. To the extent the net annual net capacity factor is below 42%, as determined on a three-year rolling average, Virginia Power is required to provide detailed explanation of the factors contributing to any shortfall to the Virginia Commission which could determine in a future proceeding a remedy for incremental costs incurred associated with any deemed unreasonable or imprudent actions of Virginia Power. Any such action by the Virginia Commission could adversely impact the Companies’ future financial condition, results of operations and/or cash flows.

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

In October 2024, Virginia Power completed the sale of a 50% noncontrolling interest to Stonepeak. Virginia Power and Stonepeak will each contribute 50% of the remaining capital necessary to fund construction of the CVOW Commercial Project provided the total project cost, excluding financing costs, is less than $11.3 billion. For capital funding necessary, if any, for total project costs, excluding financing costs, of $11.3 billion through $13.7 billion, Stonepeak will have the option to make additional capital contributions. If Stonepeak elects to make additional capital contributions for project costs, excluding financing costs, in excess of $11.3 billion, if any, Virginia Power shall contribute between 67% and 83% of such capital with Stonepeak contributing the remainder. To the extent that Stonepeak elects not to make such contributions, Virginia Power shall receive an increase in its ownership percentage of OSWP for any contributed capital based on a tiered unit price for membership interests in OSWP as set forth in the agreement. Virginia Power and Stonepeak have the right to provide capital contributions for any total project costs, excluding financing costs, in excess of $13.7 billion. The inability of Stonepeak to satisfy its share of funding requirements in a timely manner could have a negative effect on the Companies. In addition, Stonepeak’s interests and objectives may differ from those of the Companies and, accordingly, disputes may arise that may result in delays, litigation or operational impasses.

The construction of the CVOW Commercial Project involves the use of evolving turbine technology and takes place in a marine environment, which presents unique challenges and requires the use of a specialized workforce and specialized equipment. In addition, the timely installation of the turbines is dependent on the completion and availability of a Jones Act compliant vessel currently under construction.

The timeline for construction of the CVOW Commercial Project may also be negatively impacted by severe weather events or marine wildlife, including migration patterns of endangered and protected species, both of which are outside of the control of the Companies and their contractors.

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large- and small-scale projects have been announced, including the CVOW Commercial Project, electric transmission lines, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future, such as those necessary to meet the projected demand growth driven by data centers and artificial intelligence, including to address the concentration of data centers primarily in Loudoun County, Virginia. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs which may be material to the Companies. Projects may not be able to be completed on time or in accordance with estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain regulatory and other, including PJM, approvals, changes in laws or regulations, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, the impact of applicable tariffs or other factors beyond the Companies’ control. For example, Dominion Energy has been involved with projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation in July 2020. Even if facility construction, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations.

Start-up and operational issues can arise in connection with the commencement of commercial operations at the Companies’ facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, the Companies may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Any delays in the timely completion of necessary PJM interconnection projects for new electric generation facilities under development by Virginia Power, including the CVOW Commercial Project, may result in capacity constraints if, and until, such projects are completed. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the facility construction, electric transmission line, expansion, conversion and other infrastructure projects.

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk. To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA, the Companies are currently simultaneously developing or constructing several electric generation projects, including subsequent license renewal projects at Surry and North Anna, the CVOW Commercial Project, several electric transmission projects and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the CVOW Commercial Project. The advancement of the Companies’ ventures is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Similarly, certain stakeholder groups oppose new natural gas generation facilities, such as the proposed Chesterfield Energy Reliability Center. Given that these projects provide the foundation for the Companies’ strategic growth plan and to meet projected growth, if the Companies are unable to obtain or maintain the required regulatory and other, including PJM, approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, including its commitment to fair treatment, community involvement and effective communication, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

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

Operational Risks

The Companies’ financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, wildfires, earthquakes, floods and other natural disasters can stress systems, disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of the Companies’ electric utility service territories and a number of its other facilities in the eastern portions of the states of South Carolina, North Carolina and Virginia which are frequently in the path of hurricanes, the Companies experience the consequences of these weather events to a greater degree than many industry peers.

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

The Companies’ financial results can be adversely affected by various factors driving supply and demand for electricity and related services. Demand for the Companies’ services can be driven by changing populations within its utility service territories, significant new commercial or industrial customers or other changes in consumer habits. For example, data centers in Virginia Power’s service territory, particularly in Loudoun County, Virginia, have been a source of significant increase in demand which is expected to continue over the next decade. Technological advances may enhance energy efficiency in end-use devices, including lighting, furnaces and electric heat pumps and could lead to declines in per capita energy consumption. Additionally, regulatory and/or legislative bodies could introduce requirements and/or incentives to reduce energy consumption. Consumer demand for the Companies’ services may also be impacted by any price increases, including those driven by factors beyond the Companies’ control such as inflation or increased prices in natural gas. Further, Virginia Power’s business model is premised upon the cost efficiency of the production, transmission and distribution of large-scale centralized utility generation. However, advances in distributed generation technologies, such as solar cells, gas microturbines, battery storage and fuel cells, may make these alternative generation methods competitive with large-scale utility generation, and change how customers acquire or use the Companies’ services. The widescale implementation of alternative generation methods could negatively impact the reliability of the Companies’ electric grid and/or result in significant costs to enhance the grid. Virginia Power has an exclusive franchise to serve retail electric customers in Virginia. However, Virginia’s Retail Access Statutes allow certain electric generation customers exceptions to this franchise. As market conditions change, Virginia Power’s customers may further pursue exceptions and Virginia Power’s exclusive franchise may erode.

Increased energy demand or significant accelerated growth in demand due to new data centers, expanded use of artificial intelligence, widespread adoption of electric vehicles or other customer changes could require enhancements to the Companies’ infrastructure. As discussed above, the ability of the Companies to construct new facilities is dependent upon factors outside of their control, including obtaining regulatory approvals, environmental and other permits. Any delays in, or inability to complete, construction of new facilities or expand and/or renew existing facilities could have an adverse effect on the Companies’ financial results. In addition, purchased power from PJM or others may be from generation sources which emit more emissions than the Companies’ facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions, or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

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

In addition, there are many risks associated with the Companies’ principal operations including nuclear accidents, fires, explosions, uncontrolled release of natural gas and other environmental hazards, pole strikes, electric contact cases, the collision of third party equipment with pipelines and avian and other wildlife impacts. Such incidents could result in loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or business interruptions and associated public or employee safety impacts, loss of revenues, increased liabilities, heightened regulatory scrutiny and reputational risk. Further, the location of electric generation, transmission, substations and distribution facilities or natural gas distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks.

The Companies conduct certain operations through partnership arrangements involving third-party investors which may limit the Companies’ operational flexibility or result in an adverse impact on its financial results. Certain of the Companies’ operations, including the CVOW Commercial Project, are conducted through entities subject to partnership arrangements under which Dominion Energy or Virginia Power has significant influence but does not control the operations of such entities or in which Dominion Energy or Virginia Power’s control over such entities may be subject to certain rights of third-party investors. Accordingly, while Dominion Energy or Virginia Power may have a certain level of control or influence over these entities, it may not have unilateral, or any, control over the day-to-day operations of these entities or over decisions that may have a material financial impact on the partnership participants, including the Companies. In each case such partnership arrangements operate in accordance with their respective governance documents, and the Companies are dependent upon third parties satisfying their respective obligations, including, as applicable, funding of their required share of capital expenditures. Such third-party investors have their own interests and objectives which may differ from those of the Companies and, accordingly, disputes may arise amongst the owners of such partnership arrangements that may result in delays, litigation or operational impasses.

The Companies may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. Any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of its control. For example, the ability to reduce emissions while meeting the Companies’ increasing demand growth is expected to be dependent on the technological and economic feasibility of large-scale battery storage, carbon capture and storage, small modular reactors, hydrogen and/or other clean energy technologies. Dominion Energy is also dependent on the actions of third parties to meet the expanded commitment regarding Scope 2 emissions and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions goal. In addition, while the Atlantic Coast Pipeline Project was cancelled in July 2020 and the legal proceedings and governmental investigations relating to the abandonment of the NND Project have been resolved, there is a risk that lingering negative publicity may continue. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

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

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results of operations. Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable registrant would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on the registrant’s results of operations. For example, in the fourth quarter of 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Energy were impaired, resulting in a $685 million after-tax charge. In addition, Dominion Energy recorded an aggregate $309 million after-tax charge in the fourth quarter of 2023 and first quarter of 2024 for the impairment of certain goodwill associated with the Questar Gas Transaction.

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

Governance

Dominion Energy’s Board of Directors, including its operations committee (effective in July 2024, previously its finance and risk oversight committee), provides oversight of the Companies’ risks from cybersecurity threats. Dominion Energy’s Board of Directors as well as its operations committee (effective in July 2024, previously its finance and risk oversight committee) receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion Energy’s chief security officer, director of cybersecurity (CISO) and chief information officer. These presentations and reports address a broad range of topics, including the Companies’ cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2024 of its third practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including assessments by independent consulting firms and legal counsel of the Companies’ readiness and resilience.

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

The director of cybersecurity (CISO) has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The director of cybersecurity (CISO) has been involved in designing and evolving the Companies’ cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

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

The chief security officer and chief information officer are supported by the senior vice president of administrative services as well as the Companies’ operations, compliance, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to the Companies’ executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

The Companies maintain a robust, tested and regularly revised Cyber Security Incident Response Plan and a Vendor Compromise Response Plan. These plans detail roles, responsibilities and actions to be taken in response to a detected event whether internal or associated with a third-party service provider. The plans provide clear direction for escalation of information to leadership, including Dominion Energy’s Board of Directors as appropriate, and drive collaboration amongst relevant members of management representing cybersecurity, information technology, operations, supply chain, legal and accounting departments. As necessary, the COO, CFO and chief legal officer will advise the CEO on any incidents which could potentially have a material effect on the Companies’ business operations, results of operations or financial condition.

Item 2. Properties

Dominion Energy owns five corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate. Dominion Energy also leases corporate offices in Richmond, Virginia and other cities in which its subsidiaries operate, including its principal executive office in Richmond, Virginia. Virginia Power shares Dominion Energy’s principal executive office in Richmond, Virginia. In addition, Virginia Power leases certain buildings and equipment.

Dominion Energy’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described below by operating segment.

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2024; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Additionally, DESC’s bond indenture, which secures its first mortgage bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

DOMINION ENERGY VIRGINIA

Virginia Power has approximately 6,800 miles of electric transmission lines of 69 kV or more located in North Carolina, Virginia and West Virginia. Portions of Virginia Power’s electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, any surplus capacity that may exist in these lines. While Virginia Power owns and maintains its electric transmission facilities, they are a part of PJM, which coordinates the planning, operation, emergency assistance and exchange of capacity and energy for such facilities.

In addition, Virginia Power’s electric distribution network includes approximately 60,600 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 486 substations.

The following tables list Virginia Power’s generating units and capability as of December 31, 2024.

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,605
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,349
Ladysmith (CT)	Ladysmith, VA	782
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	619
Possum Point (CC)	Dumfries, VA	573
Chesterfield (CC)	Chester, VA	386
Elizabeth River (CT)	Chesapeake, VA	327
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,195		42%
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(1)
Total Nuclear		3,348		17
Coal
Mt. Storm	Mt. Storm, WV	1,614
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		2,663		13
Hydro
Bath County	Warm Springs, VA	1,808	(3)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,124		11
Oil
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	155
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		727		4
Solar(4)
Colonial Trail West	Surry County, VA	142
Bookers Mill	Farnham, VA	127
Sadler Solar	Emporia, VA	100
Spring Grove	Surry County, VA	98
Fountain Creek	Greensville, VA	80
Piney Creek	Halifax, VA	80
Otter Creek	Mecklenburg County, VA	60
Sycamore	Gretna, VA	42
Camellia	Gloucester County, VA	20
Grassfield	Chesapeake, VA	20
Norge	Williamsburg, VA	20
Solidago	Windsor, VA	20
Whitehouse Solar	Louisa County, VA	20
Winterberry	Gloucester County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Scott Solar	Powhatan, VA	17
Total Solar		885		4

Plant	Location	Net Summer Capability (MW)	Percentage Net Summer Capability
Biomass
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southampton	Southampton, VA	51
Total Biomass		153	1
Battery
Dry Bridge	Chesterfield, VA	20
Scott Battery	Powhatan, VA	12
Total Battery		32	—
Wind
CVOW Pilot Project	Virginia Beach, VA	12	—
Various
Mt. Storm (CT)	Mt. Storm, WV	11	—
		18,150
Power Purchase Agreements		1,488	8
Total Utility Generation		19,638	100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Excludes 11.6% undivided interest owned by ODEC.
(2)
Excludes 50% undivided interest owned by ODEC.
(3)
Excludes 23.75% undivided interest owned by LS Power Equity Advisors LLC and 16.25% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy.
(4)
All solar facilities are alternating current.

VIRGINIA POWER NON-JURISDICTIONAL GENERATION

Plant	Location	Net Summer Capability (MW)
Solar(1)
Ft. Powhatan	Disputanta, VA	150
Maplewood	Chatham, VA	120
Belcher	Louisa, VA	88
Gutenberg	Garysburg, NC	80
Grasshopper	Chase City, VA	80
Pecan	Pleasant Hill, NC	75
Chestnut	Halifax County, NC	75
Bedford	Chesapeake, VA	70
Pumpkinseed	Emporia, VA	60
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Rochambeau	James City County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Non-Jurisdictional Generation		948
(1)
All solar facilities are alternating current.

DOMINION ENERGY SOUTH CAROLINA

DESC has approximately 3,800 miles and 19,100 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 455 substations.

DESC’s natural gas system includes approximately 19,500 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability as of December 31, 2024.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	902
Columbia Energy Center (CC) (1)	Gaston, SC	522
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	118
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT) (1)	Beech Island, SC	87
Bushy Park (CT) (1)	Goose Creek, SC	42
Coit (CT) (1)(2)	Columbia, SC	26
Total Gas		2,500		37%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope (3)	Cope, SC	415
Total Coal		1,694		25
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		12
Nuclear
Summer	Jenkinsville, SC	644	(4)	10
		5,622
Power Purchase Agreements		1,112	(5)	16
Total Utility Generation		6,734		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Capable of burning fuel oil as a secondary source.
(2)
Expected to be retired by the end of 2025.
(3)
Capable of burning natural gas as a secondary source.
(4)
Excludes 33.3% undivided interest owned by Santee Cooper.
(5)
Includes 189 MW from agreements with certain solar facilities within Contracted Energy.

CONTRACTED ENERGY

The following table lists Contracted Energy’s generating units and capability as of December 31, 2024.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,013	(1)
Total Nuclear		2,013		65%
Solar(2)
Hardin I	Hardin County, OH	150
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100
Foxhound Solar	Clover, VA	83
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71
Summit Farms Solar	Moyock, NC	60
Midway II	Calipatria, CA	30
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20
Hecate Cherrydale	Cape Charles, VA	20
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20
Myrtle	Suffolk, VA	15
Trask	Beaufort County, SC	12
Hecate Energy Clarke County	White Post, VA	10
Ridgeland Solar Farm I	Ridgeland, SC	10
Yemassee	Hampton County, SC	10
Blackville	Blackville, SC	7
Denmark	Denmark, SC	6
Other	Various	35
Total Solar		1,085		35
Total Nonregulated Generation		3,098		100%

(1)
Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)
All solar facilities are alternating current.

CORPORATE AND OTHER

Dominion Energy owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 28 MW.

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
Robert M. Blue (57)

Chair of the Board of Directors from April 2021 to present; President and CEO from October 2020 to present; Director from November 2020 to present; Executive Vice President and Co-COO from December 2019 to September 2020.

Edward H. Baine (51)

President—Utility Operations and Dominion Energy Virginia from January 2025 to present; President—Dominion Energy Virginia from October 2020 to December 2024; Senior Vice President—Power Delivery of Virginia Power from December 2019 to September 2020.

Carlos M. Brown (50)

President—DES and Executive Vice President, Chief Legal Officer and Corporate Secretary from January 2024 to present; Senior Vice President, Chief Legal Officer and General Counsel from September 2022 to December 2023; Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to August 2022.

Michele L. Cardiff (57)	Senior Vice President, Controller and CAO from October 2020 to present; Vice President, Controller and CAO from April 2014 to September 2020.

Eric S. Carr (51)

Chief Nuclear Officer and President—Nuclear Operations and Contracted Energy from January 2025 to present; President—Nuclear Operations and Chief Nuclear Officer from July 2023 to December 2024; President—Nuclear Operations during June 2023; President and Chief Nuclear Officer for PSEG Nuclear, LLC, a subsidiary of Public Service Enterprise Group, Incorporated, from July 2019 to May 2023.

W. Keller Kissam (58)	President—Dominion Energy South Carolina from January 2022 to present; President—Electric Operations of DESC from January 2019 to December 2021.

Steven D. Ridge (44)

Executive Vice President and CFO from January 2024 to present; Senior Vice President and CFO from November 2022 to December 2023; President of Questar Gas from October 2022 to November 2022; Vice President and General Manager—Western Distribution from October 2021 to September 2022; Vice President—Investor Relations of DES from April 2019 to September 2021.

(1)
All positions held at Dominion Energy, unless otherwise noted. Any service listed for Virginia Power, DESC, Questar Gas and DES reflects service at a subsidiary of Dominion Energy.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

DOMINION ENERGY

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 21, 2025, there were approximately 112,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/24-10/31/24	64,345	$58.24	—	$ 0.92 billion
11/1/24-11/30/24	415	58.99	—	0.92 billion
12/1/24-12/31/24	2,194	58.70	—	0.92 billion
Total	66,954	$58.26	—	$ 0.92 billion
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

VIRGINIA POWER

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power may pay cash dividends in 2025 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

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
•
Federal, state and local legislative and regulatory developments;
•
Changes in or interpretations of federal and state tax laws and regulations, including those related to tax credits or other incentives;
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

•
Risks associated with entities in which the Companies share ownership with third parties, such as Stonepeak’s noncontrolling interest in the CVOW Commercial Project, including risks that result from lack of sole decision-making authority, disputes that may arise between the Companies and third party participants and difficulties in exiting these arrangements;
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
•
Political and economic conditions, including tariffs, inflation and deflation;
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

In the fourth quarter of 2024, the Companies recorded a net $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project as a result of a revised total project cost estimate of approximately $10.7 billion, excluding financing costs, that reflects a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

The estimated total project cost reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 5% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows. See Note 10 to the Consolidated Financial Statements for additional information.

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

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the future 2025 Biennial Review, the Companies concluded that it was not probable that Virginia Power would have earnings in excess of an expected authorized ROE of 9.70% for the period January 1, 2023 through December 31, 2024. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2024. See Note 13 to the Consolidated Financial Statements for additional information.

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

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. At December 31, 2024 and 2023, Dominion Energy’s nuclear decommissioning AROs totaled $2.6 billion and $1.9 billion, respectively. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions. At December 31, 2024, a 0.25% increase in cost escalation rates would have resulted in an approximate $440 million increase in Dominion Energy’s nuclear decommissioning AROs.

At December 31, 2024, Dominion Energy’s AROs also include $828 million for future CCR remediation at retired generating stations and other inactive or previously closed surface impoundments, landfills or other areas in connection with the EPA’s May 2024 rule as described in Note 14. Dominion Energy developed cost estimates related to this CCR remediation, which were based on the estimated quantity of CCRs that would be discovered, if any, at locations which are subject to the regulation. The determination of how much CCR, if any, that exists at an individual location is a critical assumption in the development of the Companies’ AROs. The results of the searches of internally and externally available information regarding the existence and quantity of CCR at specific locations, as well as physical searches for CCR, may cause actual results to vary significantly from expectations.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2024 and 2023, Dominion Energy had $78 million and $110 million, respectively, of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. In addition, changes in tax laws or tax rates may require reconsideration of the realizability of existing deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2024 and 2023, Dominion Energy had established $113 million and $130 million, respectively, of valuation allowances.

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

Use of Estimates in Goodwill Impairment Testing

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2024, 2023 and 2022 annual test did not result in the recognition of any goodwill impairment.

In general, Dominion Energy estimates the fair value of its reporting units by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. Fair value estimates are dependent on subjective factors such as Dominion Energy’s estimate of future cash flows, the selection of appropriate discount and growth rates and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion Energy’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion Energy has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent test had been 10% lower or if the discount rate had been 0.25% higher, the resulting fair values would have still been greater than the carrying values of each of those reporting units tested, indicating that no impairment was present.

In addition to the annual goodwill impairment testing described above, Dominion Energy’s calculations during the fourth quarter of 2023 and first quarter of 2024 of the expected gain or loss on the Questar Gas and East Ohio Transactions resulted in an impairment of the related goodwill totaling $238 million and $78 million, respectively, reflected in discontinued operations in Dominion Energy’s Consolidated Statements of Income.

See Notes 2 and 11 to the Consolidated Financial Statements for additional information.

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. In 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Energy were impaired. The estimates of future cash flows and selection of a discount rate are considered to be critical assumptions. A 10% decrease in projected future pre-tax cash flows would have resulted in a $52 million increase to the impairment charge recorded. A 0.25% increase in the discount rate would have resulted in a $9 million increase to the impairment charge recorded. See Note 10 to the Consolidated Financial Statements for further information concerning the impairment related to certain of Dominion Energy’s nonregulated solar generation assets. There were no tests performed in 2024 or 2023 of long-lived assets which could have resulted in material impairments.

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

See Note 3 to the Consolidated Financial Statements for additional information.

Employee Benefit Plans

Dominion Energy sponsors noncontributory defined benefit pension plans and other postretirement benefit plans for eligible active employees, retirees and qualifying dependents. The projected costs of providing benefits under these plans are dependent, in part, on historical information such as employee demographics, the level of contributions made to the plans and earnings on plan assets. Assumptions about the future, including the expected long-term rate of return on plan assets, discount rates applied to benefit obligations, mortality rates and the anticipated rate of increase in healthcare costs and participant compensation, also have a significant impact on employee benefit costs. The impact of changes in these factors, as well as differences between Dominion Energy’s assumptions and actual experience, is immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a triggering event occurs that is determined to require remeasurement. Actuarial losses attributable to Dominion Energy’s rate regulated operations are deferred to regulatory assets when it is probable that regulators will permit them to be recovered from customers in future rates. Likewise, actuarial gains attributable to Dominion Energy’s rate regulated operations are deferred to regulatory liabilities when it is probable that regulators will require customer refunds or other benefits through future rates.

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
•
Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major capital market assumptions; and
•
Investment allocation of plan assets. In December 2024, Dominion Energy revised its long-term strategic target asset allocation for its pension funds to 30% public equity (inclusive of both U.S. equity and non-U.S. equity), 27% fixed income and 43% other alternative investments, such as private equity, private debt and hedge fund investments. Through December 2024, Dominion Energy’s long-term strategic target asset allocation was 26% U.S. equity, 19% non-U.S. equity, 32% fixed income, 3% real assets and 20% other alternative investments.

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

Dominion Energy develops its critical assumptions, which are then compared to the forecasts of an independent investment advisor or an independent actuary, as applicable, to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption that ranged from 7.00% to 8.35% for each of 2024, 2023 and 2022. For 2025, the expected long-term rate of return for the pension cost assumption is 7.35% for Dominion Energy’s plans held as of December 31, 2024. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 8.35% for each of 2024, 2023 and 2022. For 2025, the expected long-term rate of return for other postretirement benefit cost assumption is 7.35%.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 5.37% to 5.75% for pension plans and 5.40% to 5.74% for other postretirement benefit plans in 2024, ranged from 5.65% to 5.75% for pension plans and 5.69% to 5.70% for other postretirement benefit plans in 2023 and ranged from 3.06% to 3.19% for pension plans and 3.04% to 5.03% for other postretirement benefit plans in 2022. Dominion Energy selected a discount rate ranging from 5.84% to

5.87% for pension plans and 5.83% to 5.86% for other postretirement benefit plans for determining its December 31, 2024 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption as of December 31, 2024 was 7.00% and is expected to gradually decrease to 5.00% by 2032 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase in 2024 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$11	$1
Long-term rate of return on plan assets	(0.25)%	26	5
Health care cost trend rate	1%	N/A	8

In addition to the effects on cost, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation at December 31, 2024 by $187 million and its accumulated postretirement benefit obligation at December 31, 2024 by $23 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation at December 31, 2024 by $61 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

RESULTS OF OPERATIONS

Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2024	$ Change	2023	$ Change	2022
(millions, except EPS)
Net income attributable to Dominion Energy	$2,124	$93	$2,031	$840	$1,191
Diluted EPS	2.44	0.11	2.33	1.00	1.33

Overview

2024 VS. 2023

Net income attributable to Dominion Energy increased 5%, primarily due to the absence of a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, a decrease in impairments associated with the East Ohio and Questar Gas Transactions, an increase in net investment earnings on nuclear decommissioning trust funds, the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale, higher rider equity returns reflecting increased capital investments at Virginia Power, an increase in sales to electric utility customers attributable to weather and the absence of amortization associated with the 2021 Triennial Review. These increases were partially offset by the closings of the East Ohio, PSNC and Questar Gas Transactions, a charge for costs not expected to be recovered from customers on the CVOW Commercial Project, the absence of a gain and equity method earnings from the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, increased unrealized losses on economic hedging activities, lower market related impacts on pension and other postretirement plans and the impact of 2023 Virginia legislation.

2023 VS. 2022

Net income attributable to Dominion Energy increased 71%, primarily due to the absences of a charge associated with the impairment of certain nonregulated solar generation facilities, a loss associated with the sale of Kewaunee, a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses. In addition, there was an increase in net investment earnings on nuclear decommissioning trust funds, a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, increased unrealized gains on economic hedging activities, a net decrease in dismantling costs associated with the early retirement of certain electric generation facilities at Virginia Power and higher market related impacts on pension and other postretirement plans. These increases were partially offset by a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, an impairment associated with the East Ohio and Questar Gas Transactions, a decrease in sales to electric utility customers attributable to weather and a decrease from the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2024	$ Change	2023	$ Change	2022
(millions)
Operating revenue	$14,459	$66	$14,393	$455	$13,938
Electric fuel and other energy-related purchases	3,614	(321)	3,935	224	3,711
Purchased electric capacity	74	19	55	(4)	59
Purchased gas	260	(25)	285	(141)	426
Other operations and maintenance	3,589	429	3,160	(205)	3,365
Depreciation and amortization	2,345	(235)	2,580	138	2,442
Other taxes	731	47	684	9	675
Impairment of assets and other charges	600	293	307	(1,094)	1,401
Losses (gains) on sales of assets	(1)	26	(27)	(439)	412
Other income (expense)	822	(162)	984	1,101	(117)
Interest and related charges	1,887	213	1,674	672	1,002
Income tax expense	308	(260)	568	509	59
Net income (loss) from discontinued operations including noncontrolling interests	197	322	(125)	(1,047)	922
Noncontrolling interests	(53)	(53)	—	—	—

An analysis of Dominion Energy’s results of operations follows:

2024 VS. 2023

Operating revenue remained substantially consistent, primarily reflecting:

•
A $747 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $173 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($107 million) and an increase in heating degree days during the heating season ($66 million);
•
A $155 million increase in sales to electric utility retail customers associated with growth;
•
A $124 million increase from fewer outages at Millstone, including the relative effect of fewer planned outages ($100 million) and unplanned outages ($24 million);
•
A $90 million net increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges at Virginia Power prior to March 2024;
•
A $60 million increase in non-fuel base rates associated with the settlement of the electric base rate case in South Carolina; and
•
A $43 million net increase in transition service agreements primarily associated with the East Ohio, Questar Gas and PSNC Transactions.

These increases were substantially offset by:

•
A $687 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($696 million);

•
A $336 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024;
•
A $184 million decrease from the combination of certain riders into base rates at Virginia Power as a result of 2023 Virginia legislation;
•
A $139 million decrease in sales to electric utility retail customers associated with economic and other usage factors;
•
A $24 million decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to gas utility customers; and
•
A $22 million decrease due to one-time credits to customers associated with the 2023 Biennial Review and the electric base rate case in South Carolina.

Electric fuel and other energy-related purchases decreased 8%, primarily due to lower commodity costs for electric utilities ($408 million), partially offset by an increase in the use of purchased renewable energy credits at Virginia Power ($47 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 14%, primarily reflecting:

•
A $111 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $78 million increase in outside services;
•
A $71 million increase in salaries, wages and benefits;
•
A $63 million increase in costs associated with the business review completed in March 2024;
•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $29 million increase in materials and supplies expense; and
•
A $25 million increase associated with an accrual for remediation costs at a manufactured gas plant site at Virginia Power.

These increases were partially offset by:

•
A $48 million net decrease in outage costs due to lower outage costs at Millstone ($74 million) partially offset by higher outage costs at Virginia Power ($26 million); and
•
A $21 million decrease in bad debt expense.

Depreciation and amortization decreased 9%, primarily reflecting:

•
The absence of $244 million in amortization of a regulatory asset established in the settlement of the 2021 Triennial Review;
•
A $67 million decrease in amortization associated with Virginia Power non-fuel riders, which is offset in operating revenue and does not impact net income;
•
A $35 million decrease due to revised estimated useful lives at Millstone; and
•
A $17 million decrease due to revised depreciation rates for Bath County.

These decreases were partially offset by:

•
A $55 million increase in RGGI-related amortization, which is offset in operating revenue and does not impact net income; and
•
A $53 million increase due to various projects being placed into service.

Impairment of assets and other charges increased 95%, primarily reflecting:

•
A charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($206 million);
•
Charges for the impairment of certain nonregulated renewable natural gas facilities ($60 million);
•
A $55 million charge in connection with the electric base rate case in South Carolina primarily to write down certain materials and supplies inventory;

•
A net increase in dismantling costs and other activities associated with certain retired electric generation facilities at Virginia Power ($55 million);
•
A charge in connection with a settlement of an agreement ($47 million);
•
An increase in charges related to the revision of AROs for Millstone Unit 1 ($39 million); and
•
A charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million).

These increases were partially offset by:

•
A decrease in impairments of corporate office buildings ($73 million);
•
The absence of a charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery ($65 million);
•
The absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million); and
•
The absence of a charge associated with the abandonment of certain regulated solar generation and other facilities at Virginia Power ($25 million).

Gains on sales of assets decreased 96%, primarily due to the absence of a gain on the transfer of certain utility property in South Carolina.

Other income decreased 16%, primarily due to lower market related impacts on pension and other postretirement plans ($351 million) and an increase in charitable commitments ($58 million), partially offset by an increase in net investment gains on nuclear decommissioning trust funds ($164 million), an increase in earnings from other investments ($42 million), the absence of Dominion Energy’s share of an impairment of certain property, plant and equipment at Align RNG ($35 million) and an increase in AFUDC associated with rate-regulated projects ($35 million).

Interest and related charges increased 13%, primarily reflecting:

•
Net issuances of long-term debt ($230 million);
•
Lower unrealized gains in 2024 compared to 2023 associated with freestanding derivatives ($135 million);
•
Charges incurred due to early debt repayments associated with the business review completed in March 2024 ($20 million);
•
Increased interest expense associated with rider deferrals ($13 million), which is offset in operating revenue and does not impact net income; and
•
Higher interest rates on commercial paper and long-term debt ($11 million).

These increases were partially offset by:

•
A decrease in borrowings under the 364-day term loan facilities ($105 million);
•
Variable rate debt repaid from business review proceeds ($69 million);
•
A decrease in commercial paper ($30 million); and
•
Increased premiums received in 2024 compared to 2023 on interest rate derivatives ($17 million).

Income tax expense decreased 46%, primarily due to lower pre-tax income ($128 million) and an increase in a nuclear production tax credit ($89 million).

Net income from discontinued operations including noncontrolling interests increased $322 million, primarily due to the absence of charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale ($835 million), a decrease in impairments associated with the East Ohio and Questar Gas Transactions ($197 million), the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale ($211 million), the absence of interest expense on variable rate debt secured by Dominion Energy’s interest in Cove Point ($72 million), a gain upon the closing of the Questar Gas Transaction ($42 million), the absence of an impairment charge associated with the impairment of Birdseye ($34 million), the absence of charges associated with the impairment of the Madison solar project ($19 million) and the absence of an impairment charge of certain nonregulated solar assets ($11 million), partially offset by the absence of a gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point ($348 million), the absence of earnings from operations following the closing of the East Ohio Transaction ($299 million) and Questar Gas Transaction ($138 million), the absence of equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($163 million), a loss on the closing of the East Ohio Transaction ($109 million), charges for employee benefit items related to the East Ohio Transaction ($33 million), a loss on the closing of the PSNC Transaction ($31 million) and higher tax expense associated with the PSNC Transaction ($16 million).

Noncontrolling interests decreased $53 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project ($103 million) partially offset by its share of the remaining earnings associated with the CVOW Commercial Project subsequent to closing.

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

Gains on sales of assets increased $439 million, primarily due to the absence of a loss associated with the sale of Kewaunee ($649 million), partially offset by the absence of a gain on the contribution of certain privatization operations to Dominion Privatization ($155 million).

Other income increased $1.1 billion, primarily due to net investment gains in 2023 compared to net investment losses in 2022 on nuclear decommissioning trust funds ($968 million) and higher market related impacts on pension and other postretirement plans ($218 million), partially offset by Dominion Energy’s share of an impairment of certain property, plant and equipment at Align RNG ($35 million).

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

Income tax expense increased $509 million, primarily due to higher pre-tax income ($573 million) and an increase in consolidated state deferred income taxes associated with the East Ohio, PSNC and Questar Gas Transactions and the sale of Dominion Energy’s 50% noncontrolling interest in Cove Point ($29 million), partially offset by the absence of tax expense on the sale of Hope’s stock ($90 million) and decreased consolidated state deferred income taxes on pre-tax gains from nuclear decommissioning trusts and economic hedges ($12 million).

Net income from discontinued operations including noncontrolling interests decreased $1.0 billion, primarily due to charges reflecting the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that will reverse when the sale is completed ($835 million), an impairment associated with the East Ohio and Questar Gas Transactions ($275 million), lower unrealized gains in 2023 compared to 2022 on interest rate derivatives for economic hedging of debt secured by Dominion Energy’s interest in Cove Point ($169 million), a decrease in equity method earnings from the sale of Dominion Energy’s noncontrolling interest in Cove Point ($44 million), a charge associated with the impairment of Birdseye ($34 million), an increase in interest expense primarily associated with debt issuances in 2022 ($31 million), the absence of a gain associated with the Q-Pipe Group for the finalization of the working capital adjustment in the first quarter of 2022 ($20 million) and an impairment charge of certain nonregulated solar assets ($11 million), partially offset by the gain on the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point ($348 million), a net decrease in charges associated with the impairment of the Madison solar project ($57 million) and an increase following the approved base rate case for Questar Gas ($42 million).

Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2024	$ Change	2023	$ Change	2022
(millions)
Net income attributable to Virginia Power	$1,910	$458	$1,452	$340	$1,112

Overview

2024 VS. 2023

Net income attributable to Virginia Power increased 32%, primarily due to the absence of amortization associated with the 2021 Triennial Review, higher rider equity returns reflecting increased capital investments and an increase in sales to electric utility customers attributable to weather and other customer-related factors, partially offset by a charge for costs not expected to be recovered from customers on the CVOW Commercial Project and the impact of 2023 Virginia legislation.

2023 VS. 2022

Net income attributable to Virginia Power increased 31%, primarily due to the absences of a charge for RGGI compliance costs deemed recovered through base rates and a charge in connection with a comprehensive settlement agreement for Virginia fuel expenses as well as an increase in net investment earnings on nuclear decommissioning trust funds, a decrease in storm damage and service restoration costs and a net decrease in dismantling costs associated with the early retirement of certain electric generation facilities, partially offset by a decrease in sales to electric utility customers attributable to weather and the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2024	$ Change	2023	$ Change	2022
(millions)
Operating revenue	$10,235	$662	$9,573	$(81)	$9,654
Electric fuel and other energy-related purchases	2,743	(175)	2,918	5	2,913
Purchased electric capacity	68	22	46	—	46
Other operations and maintenance	2,237	386	1,851	(200)	2,051
Depreciation and amortization	1,644	(227)	1,871	135	1,736
Other taxes	333	35	298	(5)	303
Impairment of assets and other charges	292	177	115	(442)	557
Other income (expense)	195	64	131	131	—
Interest and related charges	848	84	764	122	642
Income tax expense	408	19	389	95	294
Noncontrolling interests	(53)	(53)	—	—	—

An analysis of Virginia Power’s results of operations follows:

2024 VS. 2023

Operating revenue increased 7%, primarily reflecting:

•
A $747 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $130 million increase in sales to electric utility retail customers associated with growth;
•
A $124 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($78 million) and an increase in heating degree days during the heating season ($46 million);
•
An $85 million increase from electric utility customers who elect to pay market based or other negotiated rates, including settlements of economic hedges prior to March 2024; and
•
An $18 million increase in sales to customers from non-jurisdictional solar generation facilities.

These increases were partially offset by:

•
A $184 million decrease from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $154 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024;
•
A $122 million decrease in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $15 million decrease due to one-time credits to customers associated with the 2023 Biennial Review.

Electric fuel and other energy-related purchases decreased 6%, primarily due to lower commodity costs for electric utilities ($226 million), partially offset by an increase in the use of purchased renewable energy credits ($47 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased 48%, primarily due to new capacity contracts and changes in existing capacity contracts.

Other operations and maintenance increased 21%, primarily reflecting:

•
A $111 million increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $67 million increase in salaries, wages and benefits and administrative costs;
•
A $48 million increase in outside services;
•
A $43 million increase from the combination of certain riders into base rates as a result of 2023 Virginia legislation;
•
A $27 million increase in materials and supplies expense;
•
A $26 million increase in outage costs;
•
A $25 million increase associated with an accrual for remediation costs at a manufactured gas plant site; and
•
A $15 million increase in tree trimming and vegetation management.

These increases were partially offset by:

•
A $19 million decrease in bad debt expense.

Depreciation and amortization decreased 12%, primarily reflecting:

•
The absence of $244 million in amortization of a regulatory asset established in the settlement of the 2021 Triennial Review;
•
A $67 million decrease in amortization associated with non-fuel riders, which is offset in operating revenue and does not impact net income; and
•
A $17 million decrease due to revised depreciation rates for Bath County.

These decreases were partially offset by:

•
A $55 million increase in RGGI-related amortization, which is offset in operating revenue and does not impact net income; and
•
A $42 million increase due to various projects being placed into service.

Other taxes increased 12%, primarily due to higher property taxes.

Impairment of assets and other charges increased $177 million, primarily reflecting:

•
A charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($206 million);
•
A net increase in dismantling costs and other activities associated with certain retired electric generation facilities ($55 million); and
•
A charge related to the write-off of certain early-stage development costs ($30 million).

These increases were partially offset by:

•
The absence of a charge for an easement related to the CVOW Commercial Project for which Virginia Power will not seek recovery ($65 million);
•
The absence of a charge for the write-off of certain previously deferred amounts related to the cessation of certain riders effective July 2023 ($36 million); and
•
The absence of a charge associated with the abandonment of certain regulated solar generation and other facilities ($25 million).

Other income increased 49%, primarily due to an increase in AFUDC associated with rate-regulated projects ($33 million) and an increase in net investment gains on nuclear decommissioning trust funds ($29 million).

Interest and related charges increased 11%, primarily due to an increase in long-term debt borrowings ($178 million) and increased interest expense associated with rider deferrals ($13 million), which is offset in operating revenue and does not impact net income, partially offset by a decrease in principal on commercial paper and intercompany borrowings with Dominion Energy ($89 million) and lower interest rates on commercial paper, long-term debt and intercompany borrowings with Dominion Energy ($23 million).

Income tax expense increased 5%, primarily due to higher pre-tax income ($106 million), partially offset by a nuclear production tax credit ($89 million).

Noncontrolling interests decreased $53 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project ($103 million) partially offset by its share of the remaining earnings associated with the CVOW Commercial Project subsequent to closing.

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

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

Year Ended December 31,	2024		2023		2022
	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)	Net income (loss) attributable to Dominion Energy	EPS(1)
(millions, except EPS)
Dominion Energy Virginia	$2,011	$2.40	$1,684	$2.01	$1,905	$2.31
Dominion Energy South Carolina	398	0.47	377	0.45	505	0.61
Contracted Energy	359	0.43	99	0.12	188	0.23
Corporate and Other	(644)	(0.86)	(129)	(0.25)	(1,407)	(1.82)
Consolidated	$2,124	$2.44	$2,031	$2.33	$1,191	$1.33
(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2024	% Change	2023	% Change	2022
Electricity delivered (million MWh)	94.5	5%	89.9	—%	90.0
Electricity supplied (million MWh):
Utility	94.6	5	90.0	—	90.2
Non-Jurisdictional	1.7	6	1.6	7	1.5
Degree days (electric distribution and utility service area):
Cooling	1,928	17	1,643	(7)	1,765
Heating	2,969	5	2,830	(20)	3,555
Average electric distribution customer accounts (thousands)	2,782	1	2,752	1	2,724

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2024 VS. 2023

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$92	$0.11
Customer usage and other factors	(6)	(0.01)
Customer-elected rate impacts	63	0.08
Impact of 2023 Virginia legislation	(142)	(0.17)
Rider equity return	349	0.42
Electric capacity	(19)	(0.02)
Storm damage and restoration costs	(12)	(0.01)
Planned outage costs	(24)	(0.03)
Nuclear production tax credit	89	0.11
Sale of noncontrolling interest	(50)	(0.06)
Depreciation and amortization	(2)	—
Interest expense, net	39	0.05
Other	(50)	(0.07)
Share dilution	—	(0.01)
Change in net income contribution	$327	$0.39

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(126)	$(0.15)
Customer usage and other factors	123	0.15
Customer-elected rate impacts	(64)	(0.08)
Impact of 2023 Virginia legislation	(155)	(0.19)
Rider equity return	146	0.18
Storm damage and restoration costs	12	0.01
Depreciation and amortization	(27)	(0.03)
Renewable energy investment tax credits	(17)	(0.02)
Interest expense, net	(38)	(0.05)
Other	(75)	(0.09)
Share dilution	—	(0.03)
Change in net income contribution	$(221)	$(0.30)

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2024	% Change	2023	% Change	2022
Electricity delivered (million MWh)	22.0	—%	21.9	(5)%	23.0
Electricity supplied (million MWh)	23.1	—	23.0	(5)	24.1
Degree days (electric and gas distribution service areas):
Cooling	855	18	725	(5)	767
Heating	1,078	18	917	(29)	1,294
Average electric distribution customer accounts (thousands)	806	2	790	2	777
Gas distribution throughput (bcf):
Sales	63	(5)	66	(3)	68
Average gas distribution customer accounts (thousands)	460	4	443	4	427

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2024 VS. 2023

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$37	$0.04
Customer usage and other factors	27	0.03
Customer-elected rate impacts	4	—
Base rate case & Natural Gas Rate Stabilization Act impacts	41	0.05
Capital cost rider	(6)	(0.01)
Depreciation and amortization	(12)	(0.01)
Interest expense, net	(21)	(0.03)
Other	(49)	(0.05)
Share dilution	—	—
Change in net income contribution	$21	$0.02

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(34)	$(0.04)
Customer usage and other factors	11	0.01
Customer-elected rate impacts	(37)	(0.04)
Base rate case & Natural Gas Rate Stabilization Act impacts	5	0.01
Capital cost rider	(8)	(0.01)
Gains on sales of property	(32)	(0.04)
Depreciation and amortization	(18)	(0.02)
Interest expense, net	(25)	(0.03)
Other	10	—
Share dilution	—	—
Change in net income contribution	$(128)	$(0.16)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

Year Ended December 31,	2024	% Change	2023	% Change	2022
Electricity supplied (million MWh)	18.0	22%	14.8	(17)%	17.8

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

2024 VS. 2023

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$103	$0.12
Planned Millstone outages(1)(2)	119	0.14
Unplanned Millstone outages(1)	16	0.02
Depreciation and amortization	22	0.03
Interest expense, net	14	0.02
Other	(14)	(0.02)
Share dilution	—	—
Change in net income contribution	$260	$0.31
(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes the effect of one planned refueling outage during 2024 as compared to two planned refueling outages in 2023.

2023 VS. 2022

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$83	$0.10
Planned Millstone outages(1)(2)	(111)	(0.13)
Unplanned Millstone outages(1)	(52)	(0.06)
Depreciation and amortization	14	0.02
Other	(23)	(0.04)
Share dilution	—	—
Change in net income contribution	$(89)	$(0.11)
(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes the effect of two planned refueling outages during 2023 as compared to one planned outage in 2022.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2024	2023	2022
(millions, except EPS)
Specific items attributable to operating segments	$(132)	$405	$(2,386)
Specific items attributable to Corporate and Other segment	(136)	(89)	860
Net income (expense) from specific items	(268)	316	(1,526)
Corporate and other operations:
Interest expense, net	(537)	(564)	(332)
Equity method investments(1)	(5)	6	138
Pension and other postretirement benefit plans	277	232	337
Corporate service company costs	(79)	(126)	(127)
Other	(32)	7	103
Net income (expense) from corporate and other operations	(376)	(445)	119
Total net expense	(644)	(129)	(1,407)
EPS impact	$(0.86)	$(0.25)	$(1.82)
(1)
Includes gains associated with certain transactions of $115 million recorded in 2022. See Note 9 to the Consolidated Financial Statements for additional information.

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2024, this primarily included a $278 million after-tax loss associated with lower market related impacts on pension and other postretirement plans, $197 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio and PSNC Transactions, as well as an impairment charge associated with the Questar Gas Transaction, $69 million in after-tax costs associated with the business review completed in March 2024 and a $27 million after-tax benefit for derivative mark-to-market changes. In 2023, this primarily included an $835 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that reversed when the sales were completed, $710 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, including the gain on sale, as well as an impairment charge associated with the East Ohio and Questar Gas Transactions, a $127 million after-tax benefit for derivative mark-to-market changes, a $69 million after-tax charge associated with the impairment of a corporate office building and a $27 million after-tax benefit for higher market related impacts on pension and other postretirement plans. In 2022, this primarily included $922 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, a $254 million after-tax benefit for derivative mark-to-market changes, a $251 million after-tax loss for lower market related impacts on pension and other postretirement plans and a $67 million loss associated with the sale of Hope.

OUTLOOK

Dominion Energy’s 2025 net income is expected to increase on a per share basis as compared to 2024 primarily from the following:

•
The absence of a charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project;
•
Construction and operation of growth projects primarily in electric utility operations;
•
An entire year of impacts from electric base rate cases settled in North Carolina and South Carolina;
•
Customer growth;
•
Renewable natural gas projects placed into service; and
•
Return to normal weather.

These increases are expected to be partially offset by the following:

•
The absence of earnings from operations following the closing of the East Ohio, PSNC and Questar Gas Transactions;

•
An entire year of 50% noncontrolling interest in the CVOW Commercial Project attributable to Stonepeak;
•
An increase in depreciation and amortization expense;
•
An increase in interest expense;
•
Increased electric capacity expense;
•
A decrease in benefit associated with nuclear production tax credits; and
•
Share dilution.

LIQUIDITY AND CAPITAL RESOURCES

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

Year Ended December 31,	2024	2023	2022
(millions)
Cash, restricted cash and equivalents at beginning of year	$301	$341	$408
Cash flows provided by (used in):
Operating activities(1)	5,018	6,572	3,700
Investing activities	(3,183)	(7,207)	(6,746)
Financing activities	(1,771)	595	2,979
Net increase (decrease) in cash, restricted cash and equivalents	64	(40)	(67)
Cash, restricted cash and equivalents at end of year	$365	$301	$341
(1)
Includes cash outflows of $83 million, $78 million and $63 million for energy efficiency programs in Virginia and $27 million, $27 million and $26 million for DSM programs in South Carolina for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $1.6 billion, inclusive of a $448 million decrease from discontinued operations. Net cash provided by continuing operations decreased $1.1 billion primarily due higher net prepayments and deposits ($606 million), lower deferred fuel and purchased gas cost recoveries ($464 million), settlements of interest rate swaps ($232 million), higher income tax payments ($73 million) and $169 million primarily due to lower operating cash flows from electric utility operations, partially offset by an increase from changes in working capital ($437 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $4.0 billion, primarily due to net proceeds from the East Ohio, Questar Gas and PSNC Transactions ($9.2 billion) and an increase in distributions from equity method affiliates ($125 million), partially offset by the absence of the net proceeds from the sale of the remaining noncontrolling interest in Cove Point ($3.3 billion), an increase in plant construction and other property additions ($2.0 billion) and higher acquisitions of solar development projects ($205 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities decreased $2.4 billion, primarily due to a $9.5 billion decrease due to net repayments on 364-day term loan facilities in 2024 versus net issuances in 2023, net repayments of short-term debt ($2.0 billion), the repurchase and redemption of the Series B Preferred Stock ($801 million) and net repayment of supplemental credit facility borrowings ($450 million), partially offset by a $6.8 billion increase due to net issuances of long-term debt in 2024 versus net repayments in 2023, an increase from the sale of a noncontrolling interest in, as well as capital contributions from Stonepeak to, OSWP ($2.9 billion) and an increase in the issuance of common stock ($638 million).

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facility were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2024
Joint revolving credit facility(2)(3)	$6,000	$2,061	$10	$3,929
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 4.74% at December 31, 2024.
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

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration statement limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2024, Dominion Energy’s Consolidated Balance Sheets include $439 million presented within short-term debt, with a weighted-average interest rate of 4.50%. The proceeds are used for general corporate purposes and to repay debt.

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

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a $900 million Sustainability Revolving Credit Agreement which, following an amendment in June 2024, matures in June 2025, bears interest at a variable rate and is described in Note 18 to the Consolidated Financial Statements. The facility offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. In May 2024, Dominion Energy used a portion of the proceeds from the issuance of the 2024 Series A

JSNs and the 2024 Series B JSNs to repay the outstanding balance of $450 million under the Sustainability Revolving Credit Agreement.

Issuances and Borrowings of Long-Term Debt

During 2024, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing long-term indebtedness and for general corporate purposes. See Note 18 to the Consolidated Financial Statements for additional information including use of proceeds and repayment provisions on the securitization bonds issued in February 2024 and the use of proceeds on the 2024 Series A JSNs and 2024 Series B JSNs issued in May 2024.

Month	Type	Public / Private	Entity	Principal		Rate		Stated Maturity
				(millions)
January	Senior notes	Public	Virginia Power	$500		5.000%		2034
January	Senior notes	Public	Virginia Power	500		5.350%		2054
February	Senior secured deferred fuel cost bonds	Public	VPFS	439		5.088%		2029
February	Senior secured deferred fuel cost bonds	Public	VPFS	843		4.877%		2033
May	Junior subordinated notes	Public	Dominion Energy	1,000		6.875%	(1)	2055
May	Junior subordinated notes	Public	Dominion Energy	1,000		7.000%	(1)	2054
July	Senior notes	Private	PSNC	150	(2)	5.650%		2034
July	Senior notes	Private	PSNC	150	(2)	6.040%		2054
August	Senior notes	Public	Virginia Power	600		5.050%		2034
August	Senior notes	Public	Virginia Power	600		5.550%		2054
November	Junior subordinated notes	Public	Dominion Energy	1,250		6.625%	(1)	2055
Total issuances and borrowings				$7,032
(1)
Rates subject to periodic reset as described in Note 18 to the Consolidated Financial Statements.
(2)
The senior notes issued by PSNC were assumed by Enbridge upon closing of the PSNC Transaction in September 2024.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $5.5 billion and $8.0 billion of long-term debt during 2025, inclusive of the issuance of bonds at DESC discussed above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed in 2024:

Month	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2024			$1,429		various
Early repurchases & redemptions
February	Senior secured notes	Eagle Solar	279		4.820%	2042
October	Tax-exempt bonds	DETC	27		3.800%	2033
October	Junior subordinated notes	Dominion Energy	685		5.750%	2054
Total repayments, repurchases and redemptions			$2,420

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

In 2025, Dominion Energy expects to remarket approximately $225 million of its tax-exempt bonds.

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

Credit ratings and outlooks as of February 20, 2025 are as follows:

	Moody’s	Standard & Poor’s	Fitch
Dominion Energy
Corporate/Issuer	Baa2	BBB+	BBB+
Senior unsecured debt securities	Baa2	BBB	BBB+
Junior subordinated notes	Baa3	BBB-	BBB-
Preferred stock	Ba1	BBB-	BBB-
Commercial paper	P-2	A-2	F2
Outlook	Stable	Stable	Stable

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

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s Sustainability Revolving Credit Agreement entered into in 2021 and amended in June 2024, and cross-default provisions.

As of December 31, 2024, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	54.9%
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

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2024, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans, and in March 2024, began issuing new shares of common stock. During 2024, Dominion Energy issued 2.7 million of such shares and received proceeds of $138 million.

Dominion Energy also maintains sales agency agreements to effect sales under an at-the-market program. Under the sales agency agreements, Dominion Energy is able, from time to time, to offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program, and through August 2024 entered forward sale agreements for approximately 11.4 million shares of its common stock at a weighted-average initial forward price of $53.23 per share. In December 2024, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2024 settled the agreements at a weighted-average final forward price of $52.20 and received total proceeds of $594 million. Additionally, from September through December 2024, Dominion Energy entered forward sale agreements for approximately 9.7 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $57.78 per share.

Dominion Energy expects to issue equity through programs such as Dominion Energy Direct® and employee savings plans of approximately $200 million in 2025. In addition, Dominion Energy expects to issue equity, excluding potential opportunistic offerings, through an at-the-market program, including any related forward-sale agreements, of approximately $800 million to $1.0 billion in 2025, inclusive of the shares expected to settle in the fourth quarter of 2025 discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repurchases and Redemptions of Equity Securities

As discussed in Note 19 to the Consolidated Financial Statements, in June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million shares of Series B Preferred Stock, and in December 2024 redeemed the remaining 0.4 million shares outstanding.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At December 31, 2024, Dominion Energy had $920 million of available capacity under this authorization.

Dominion Energy does not plan to repurchase shares of common stock in 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements for Dominion Energy’s historical capital expenditures by segment. In February 2025, Dominion Energy announced an updated $50.1 billion capital expenditure plan for 2025 through 2029, which includes the impact of Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project, representing significant investments in reliable, affordable and increasingly clean energy to advance an “all-of-the-above” strategy to address projected demand growth. Dominion Energy’s total planned capital expenditures for each segment for the next five years are presented in the table below:

	2025	2026	2027	2028	2029	Total
(billions)
Dominion Energy Virginia(1)	$10.2	$8.6	$7.8	$8.3	$8.5	$43.4
Dominion Energy South Carolina	1.2	1.3	1.2	1.2	1.3	6.2
Contracted Energy	0.5	0.3	0.3	0.5	0.4	2.0
Corporate and Other segment	0.1	0.1	0.1	0.1	0.1	0.7
Total(2)	$12.1	$10.2	$9.5	$10.2	$10.3	$52.3
(1)
Includes $3.1 billion in 2025, $1.1 billion in 2026 and $0.1 billion in each of 2027, 2028 and 2029 for 100% of the CVOW Commercial Project.
(2)
Totals may not foot due to rounding.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its clean energy profile. See Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy in Item 1. Business for additional discussion of various significant capital projects currently under development. The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in early 2025 and are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2024, Dominion Energy’s Board of Directors established an annual dividend rate for 2025 of $2.67 per share of common stock, consistent with the 2024 rate. Dividends are subject to declaration by the Board of Directors. In January 2025, Dominion Energy’s Board of Directors declared dividends payable in March 2025 of 66.75 cents per share of common stock.

See Note 19 to the Consolidated Financial Statements for a discussion of Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2024, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure as of December 31, 2024 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$83	$—	$83
Non-Investment grade(2)	11	—	11
No external ratings:
Internally rated—investment grade(3)	56	—	56
Internally rated—non-investment grade(4)	24	2	22
Total(5)	$174	$2	$172

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

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs at December 31, 2024 for such commitments are presented in the table below. These costs represent estimated minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

	2025	2026	2027	2028	2029	Total
(millions)
Purchased electric capacity for utility operations	$70	$71	$72	$71	$71	$355
Fuel commitments for utility operations	1,336	673	420	455	414	3,298
Fuel commitments for nonregulated operations	80	73	69	51	86	359
Pipeline transportation and storage	410	380	344	330	313	1,777
Total	$1,896	$1,197	$905	$907	$884	$5,789

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at December 31, 2024. Such obligations include:

•
Operating and financing lease obligations – See Note 15 to the Consolidated Financial Statements;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements;
•
AROs – See Note 14 to the Consolidated Financial Statements; and
•
Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements.

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

Future Environmental Regulations

Climate Change

The federal government and states in which Dominion Energy operates have announced various commitments to achieving carbon reduction goals. In February 2021, the U.S. rejoined the Paris Agreement, which establishes a universal framework for addressing GHG emissions. In January 2025, the U.S. announced its intention to withdrawal from the Paris Agreement. States may enact legislation relating to climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards, similar to the VCEA. To the extent legislation is enacted at the federal or state level that is more restrictive than the VCEA and/or Dominion Energy’s commitment to achieving net zero emissions by 2050, compliance with such legislation could have a material impact to Dominion Energy’s financial condition and/or cash flows.

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

Tax Repairs Guidance

In April 2023, the IRS issued safe harbor guidance to taxpayers on the treatment of amounts paid to repair, maintain, replace, or improve natural gas distribution property, including whether expenditures should be deducted as repairs or capitalized and depreciated on tax returns. The guidance includes safe harbor tax accounting methods which a taxpayer may choose to elect and provides special transition rules and incentives that vary depending on which tax year is the year of change. Dominion Energy is evaluating this guidance and while it cannot currently estimate the potential financial statement impacts, it does not expect a material impact to its results of operations.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $18 million and $62 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of December 31, 2024 and 2023, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $15 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2024. A hypothetical 10% increase in commodity prices would have resulted in a decrease of $24 million in the fair value of Virginia Power’s commodity-based derivative instruments as of December 31, 2023.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $12 million and $56 million decrease in earnings at December 31, 2024 and 2023, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $7 million and $5 million decrease in earnings at December 31, 2024 and 2023, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2024, Dominion Energy and Virginia Power had $10.8 billion and $3.8 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $157 million and $155 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2024. As of December 31, 2023, Dominion Energy and Virginia Power had $16.3 billion and $3.3 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $120 million and $151 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2023.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of December 31, 2024 and 2023, Dominion Energy had €1.1 billion and €2.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $106 million and $202 million in the fair value of Dominion Energy’s foreign currency swaps at December 31, 2024 and 2023, respectively.

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

Dominion Energy recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $1.1 billion and $879 million for the years ended December 31, 2024 and 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $(28) million and $117 million for the years ended December 31, 2024 and 2023, respectively.

Virginia Power recognized net investment gains (including investment income) on nuclear decommissioning and rabbi trust investments of $580 million and $448 million for the years ended December 31, 2024 and 2023, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $(10) million and $66 million for the years ended December 31, 2024 and 2023, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns of $738 million and $1.2 billion in 2024 and 2023, respectively, compared to expected returns of $982 million and $1.0 billion, respectively. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have had a $31 million impact in both 2024 and 2023 to the expected returns on plan assets.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2024 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy’s internal control over financial reporting at December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on Dominion Energy’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, Dominion Energy has elected to change its method of accounting for the recognition of actuarial gains and losses on its defined benefit pension and other postretirement benefit plans into earnings from an amortization approach to immediate recognition, which has been retrospectively applied in the consolidated financial statements at December 31, 2024 and 2023 and for the three years ended December 31, 2024.

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

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric utility companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; purchased gas; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation.”

Revenue provided by Dominion Energy’s electric transmission, distribution and generation operations and its gas distribution operations is primarily based on rates approved by the relevant commissions. Further, Virginia Electric and Power Company’s (“Virginia Power”) retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period, and determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances, Virginia Power may be required to credit a portion of its earnings to customers.

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
•
We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.
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

Coastal Virginia Offshore Wind (“CVOW”) Commercial Project – Estimated Total Project Cost – Refer to Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

As discussed in Note 10, Virginia Power’s CVOW Commercial Project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.7 billion, excluding financing costs. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned by PJM.

Relative to Virginia Power’s previous cost estimate, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore costs and network upgrade costs assigned to the project by PJM and an approximately $0.3 billion increase for increased contingency for remaining construction activities and other factors.

Virginia Power is subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission proceeding. In October 2024, Virginia Power closed on the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak Partners, LLC (Stonepeak) pursuant to which Stonepeak will contribute 50% of the remaining capital necessary to fund construction of the CVOW Commercial Project provided the total project cost, excluding financing costs, is less than $11.3 billion.

As a result of the revised total project cost estimate and cost sharing mechanism, in the fourth quarter of 2024 Virginia Power recorded a charge for costs not expected to be recovered from customers of $206 million within impairment of assets and other charges, which includes $103 million attributable to noncontrolling interests, and an associated income tax benefit of $26 million, in Dominion Energy’s Consolidated Statements of Income.

We identified the auditing of management’s anticipated allocated network upgrade costs and project contingency cost components of the revised total project cost estimate as a critical audit matter because of the judgments management made to determine those components of the expected total project cost. This required a high degree of auditor judgment and subjectivity, and a significant extent of effort, including the need to involve our construction specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reasonableness of the anticipated allocated network upgrade costs and total project contingency components included the following, among others:

•
We tested the effectiveness of internal controls over management’s calculation of estimated total project costs, including those over the determination of anticipated allocated network upgrade costs and the estimate of total project contingency.
•
We evaluated management’s ability to accurately forecast contingency by performing a retrospective review of the project’s historical contingency utilization, reviewing internal communications relevant to the project, reading public information included in press releases and regulatory filings.
•
With the assistance of our construction specialists, we evaluated the reasonableness of the (1) contingency methodology (2) percentage complete of certain significant project components and (3) overall contingency percentage.
•
We obtained an understanding of management’s cost model for the network upgrade costs. We audited key inputs to the model and associated allocated cost estimate as it relates to the network upgrade costs, including generator participation and other expected transmission projects. We selected a sample of project costs associated with the network upgrade cost and compared our selections to realized costs of comparable historical projects.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2025

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2024	2023	2022
(millions, except per share amounts)
Operating Revenue	$14,459	$14,393	$13,938
Operating Expenses
Electric fuel and other energy-related purchases	3,614	3,935	3,711
Purchased electric capacity	74	55	59
Purchased gas	260	285	426
Other operations and maintenance	3,589	3,160	3,365
Depreciation and amortization	2,345	2,580	2,442
Other taxes	731	684	675
Impairment of assets and other charges	600	307	1,401
Losses (gains) on sales of assets	(1)	(27)	412
Total operating expenses	11,212	10,979	12,491
Income from operations	3,247	3,414	1,447
Other income (expense)	822	984	(117)
Interest and related charges	1,887	1,674	1,002
Income from continuing operations including noncontrolling interests before income tax expense	2,182	2,724	328
Income tax expense	308	568	59
Net Income From Continuing Operations Including Noncontrolling Interests	1,874	2,156	269
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	197	(125)	922
Net Income Including Noncontrolling Interests	2,071	2,031	1,191
Noncontrolling Interests	(53)	—	—
Net Income Attributable to Dominion Energy	$2,124	$2,031	$1,191
Amounts attributable to Dominion Energy
Net income from continuing operations	$1,927	$2,156	$269
Net income (loss) from discontinued operations	197	(125)	922
Net income attributable to Dominion Energy	$2,124	$2,031	$1,191
EPS - Basic
Net income from continuing operations	$2.20	$2.48	$0.22
Net income (loss) from discontinued operations	0.24	(0.15)	1.11
Net income attributable to Dominion Energy	$2.44	$2.33	$1.33
EPS - Diluted
Net income from continuing operations	$2.20	$2.48	$0.22
Net income (loss) from discontinued operations	0.24	(0.15)	1.11
Net income attributable to Dominion Energy	$2.44	$2.33	$1.33

(1)
Includes income tax expense of $31 million, $1.3 billion and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2024	2023	2022
(millions)
Net income including noncontrolling interests	$2,071	$2,031	$1,191
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(4), $1 and $(22) tax	13	—	67
Changes in unrealized net gains (losses) on investment securities, net of $10, $(19) and $29 tax	(22)	55	(100)
Changes in net unrecognized pension and other postretirement benefit costs (credits), net of $1, $— and $1 tax	(2)	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $(11), $(10) and $(15) tax	32	33	42
Net realized (gains) losses on investment securities, net of $(3), $3 and $(6) tax	8	(11)	19
Net pension and other postretirement benefit costs (credits), net of $4, $5 and $5 tax	(12)	(13)	(13)
Net earnings from equity method investees, net of $—, $(1) and $— tax	—	3	—
Changes in other comprehensive income from equity method investees, net of $—, $— and $— tax	—	—	1
Total other comprehensive income (loss)	17	67	16
Comprehensive income including noncontrolling interests	2,088	2,098	1,207
Comprehensive income (loss) attributable to noncontrolling interests	(53)	—	—
Comprehensive income attributable to Dominion Energy	$2,141	$2,098	$1,207

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2024	2023
(millions)
ASSETS
Current Assets
Cash and cash equivalents(1)	$310	$184
Customer receivables (less allowance for doubtful accounts of $30 and $38)(1)	2,169	2,251
Other receivables (less allowance for doubtful accounts of $2 and $1)	358	258
Inventories:
Materials and supplies	1,360	1,251
Fossil fuel	382	417
Gas stored	22	30
Derivative assets	436	699
Margin deposit assets	104	38
Prepayments(1)	315	246
Regulatory assets(1)	992	1,309
Other(1)	165	175
Assets held for sale	—	18,577
Total current assets	6,613	25,435
Investments
Nuclear decommissioning trust funds	8,051	6,946
Investment in equity method affiliates	138	268
Other	361	324
Total investments	8,550	7,538
Property, Plant and Equipment
Property, plant and equipment(1)	94,844	83,417
Accumulated depreciation and amortization	(25,982)	(24,637)
Total property, plant and equipment, net	68,862	58,780
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Pension and other postretirement benefit assets	2,240	1,779
Intangible assets, net	1,136	945
Derivative assets	963	597
Regulatory assets(1)	8,288	8,356
Other(1)	1,620	1,507
Total deferred charges and other assets	18,390	17,327
Total assets	$102,415	$109,080
(1)
See Note 16 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2024	2023
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(1)	$1,725	$6,589
Supplemental credit facility borrowings	—	450
Short-term debt	2,500	3,956
Accounts payable	1,149	921
Accrued interest, payroll and taxes(1)	1,045	1,075
Derivative liabilities	207	346
Regulatory liabilities	579	522
Other(2)	2,084	1,732
Liabilities held for sale	—	8,885
Total current liabilities	9,289	24,476
Long-Term Debt
Long-term debt	33,034	32,368
Securitization bonds(1)	1,054	—
Junior subordinated notes	3,223	688
Supplemental credit facility borrowings	—	—
Other	214	192
Total long-term debt	37,525	33,248
Deferred Credits and Other Liabilities
Deferred income taxes	6,412	6,621
Deferred investment tax credits	1,070	1,098
Regulatory liabilities	9,196	8,674
Asset retirement obligations(1)	7,074	5,641
Derivative liabilities	305	321
Other	1,352	1,434
Total deferred credits and other liabilities	25,409	23,789
Total liabilities	72,223	81,513
Commitments and Contingencies (see Note 23)
Equity
Preferred stock (See Note 19)	991	1,783
Common stock – no par(3)	24,383	23,728
Retained earnings	2,035	2,229
Accumulated other comprehensive loss	(156)	(173)
Shareholders’ equity	27,253	27,567
Noncontrolling interests	2,939	—
Total equity	30,192	27,567
Total liabilities and equity	$102,415	$109,080
(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 9 for amounts attributable to related parties.
(3)
1.8 billion shares authorized; 852 million shares and 838 million shares outstanding at December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2021	2	$1,783	810	$21,610	$4,824	$(1,458)	$26,759	$—	$26,759
Cumulative-effect of a change in accounting principle					(1,202)	1,202	—		—
Net income including noncontrolling interests					1,191		1,191		1,191
Issuance of stock			25	1,969			1,969		1,969
Stock awards (net of change in unearned compensation)				26			26		26
Preferred stock dividends (See Note 19)					(93)		(93)		(93)
Common dividends ($2.67 per common share) and distributions					(2,209)		(2,209)		(2,209)
Other comprehensive income, net of tax						16	16		16
December 31, 2022	2	$1,783	835	$23,605	$2,511	$(240)	$27,659	$—	$27,659
Net income including noncontrolling interests					2,031		2,031		2,031
Issuance of stock			2	94			94		94
Stock awards (net of change in unearned compensation)			1	30			30		30
Preferred stock dividends (See Note 19)					(81)		(81)		(81)
Common dividends ($2.67 per common share)					(2,233)		(2,233)		(2,233)
Other comprehensive income, net of tax						67	67		67
Other				(1)	1		—		—
December 31, 2023	2	$1,783	838	$23,728	$2,229	$(173)	$27,567	$—	$27,567
Net income including noncontrolling interests					2,124		2,124	(53)	2,071
Issuance of stock			14	732			732		732
Sale of noncontrolling interest in OSWP				(107)			(107)	2,615	2,508
Contributions from Stonepeak to OSWP								377	377
Stock awards (net of change in unearned compensation)			—	30			30		30
Repurchase and redemption of preferred stock	(1)	(791)					(791)		(791)
Preferred stock dividends (See Note 19)					(78)		(78)		(78)
Common dividends ($2.67 per common share)					(2,239)		(2,239)		(2,239)
Other comprehensive income, net of tax						17	17		17
Other		(1)			(1)		(2)		(2)
December 31, 2024	1	$991	852	$24,383	$2,035	$(156)	$27,253	$2,939	$30,192
The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2024	2023	2022
(millions)
Operating Activities
Net income including noncontrolling interests	$2,071	$2,031	$1,191
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,639	3,128	3,113
Deferred income taxes	(302)	1,474	58
Deferred investment tax credits (benefits)	(32)	(37)	141
Impairment of assets and other charges	639	695	1,435
Losses (gains) on the East Ohio, Questar Gas and PSNC Transactions	130	—	—
Losses (gains) on sales of assets and equity method investments (including Cove Point)	—	(657)	467
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(669)	(474)	505
Other adjustments	18	378	(62)
Changes in:
Accounts receivable	208	147	(985)
Inventories	(87)	(198)	(216)
Deferred fuel and purchased gas costs, net	727	975	(2,021)
Prepayments and deposits, net	(108)	516	145
Accounts payable	76	(506)	556
Accrued interest, payroll and taxes	(85)	175	41
Net realized and unrealized changes related to derivative activities	236	(35)	(47)
Pension and other postretirement benefits	(208)	(476)	(274)
Other operating assets and liabilities	(235)	(564)	(347)
Net cash provided by operating activities	5,018	6,572	3,700
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(12,198)	(10,211)	(7,591)
Acquisition of solar development projects	(229)	(24)	(167)
Proceeds from sale of noncontrolling interest in Cove Point	—	3,293	—
Proceeds from sale of Hope	—	—	727
Proceeds from East Ohio, Questar Gas and PSNC Transactions	9,243	—	—
Proceeds from sales of securities	3,072	2,966	3,282
Purchases of securities	(3,213)	(3,152)	(3,067)
Proceeds from sales of assets	35	47	252
Contributions to equity method affiliates	(20)	(104)	(43)
Distributions from equity method affiliates	126	1	3
Short-term deposit	—	—	(2,000)
Return of short-term deposit	—	—	2,000
Other	1	(23)	(142)
Net cash used in investing activities	(3,183)	(7,207)	(6,746)
Financing Activities
Issuance (repayment) of short-term debt, net	(1,456)	533	1,109
364-day term loan facility borrowings	3,000	5,725	—
Repayment of 364-day term loan facility borrowings	(7,750)	(975)	—
Issuance and remarketing of long-term debt	5,993	3,310	4,965
Repayment and repurchase of long-term debt	(2,740)	(5,673)	(1,388)
Issuance of securitization bonds	1,282	—	—
Repayment of securitization bonds	(65)	—	—
Supplemental credit facility borrowings	—	900	900
Supplemental credit facility repayments	(450)	(900)	(450)
Proceeds from sale of noncontrolling interest in OSWP	2,558	—	—
Contributions from Stonepeak to OSWP	377	—	—
Series B Preferred Stock repurchase and redemption	(801)	—	—
Series A Preferred Stock redemption	—	—	(1,610)
Issuance of common stock	732	94	1,866
Common dividend payments	(2,239)	(2,233)	(2,209)
Other	(212)	(186)	(204)
Net cash provided by (used in) financing activities	(1,771)	595	2,979
Increase (decrease) in cash, restricted cash and equivalents	64	(40)	(67)
Cash, restricted cash and equivalents at beginning of period	301	341	408
Cash, restricted cash and equivalents at end of period	$365	$301	$341

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue provided by Virginia Power’s electric transmission, distribution and generation operations is primarily based on rates approved by the relevant commissions. Further, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia State Corporation Commission (the “Virginia Commission”) in a proceeding that involves the determination of Virginia Power’s actual earned return on equity (“ROE”) during a historic test period and determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances, Virginia Power may be required to credit a portion of its earnings to customers.

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
•
We read and evaluated orders issued by the relevant commissions, as well as relevant regulatory statutes, interpretations, procedural memorandums, existing laws and other publicly available information to assess whether this external information was properly considered by management in concluding upon the financial statement impacts of rate regulation.
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

Coastal Virginia Offshore Wind (“CVOW”) Commercial Project – Estimated Total Project Cost – Refer to Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

As discussed in Note 10, Virginia Power’s CVOW Commercial Project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.7 billion, excluding financing costs. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned by PJM. Relative to Virginia Power’s previous cost estimate, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore costs and network upgrade costs assigned to the project by PJM and an approximately $0.3 billion increase for increased contingency for remaining construction activities and other factors.

Virginia Power is subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission proceeding. In October 2024, Virginia Power closed on the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak Partners, LLC (Stonepeak) pursuant to which Stonepeak will contribute 50% of the remaining capital necessary to fund construction of the CVOW Commercial Project provided the total project cost, excluding financing costs, is less than $11.3 billion.

As a result of the revised total project cost estimate and cost sharing mechanism, in the fourth quarter of 2024 Virginia Power recorded a charge for costs not expected to be recovered from customers of $206 million within impairment of assets and other charges, which includes $103 million attributable to noncontrolling interests, and an associated income tax benefit of $26 million, in Virginia Power’s Consolidated Statements of Income.

We identified the auditing of management’s anticipated allocated network upgrade costs and project contingency cost components of the revised total project cost estimate as a critical audit matter because of the judgments management made to determine those components of the expected total project cost. This required a high degree of auditor judgment and subjectivity, and a significant extent of effort, including the need to involve our construction specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reasonableness of the anticipated allocated network upgrade costs and total project contingency components included the following, among others:

•
We tested the effectiveness of internal controls over management’s calculation of estimated total project costs, including those over the determination of anticipated allocated network upgrade costs and the estimate of total project contingency.
•
We evaluated management’s ability to accurately forecast contingency by performing a retrospective review of the project’s historical contingency utilization, reviewing internal communications relevant to the project, reading public information included in press releases and regulatory filings.
•
With the assistance of our construction specialists, we evaluated the reasonableness of the (1) contingency methodology (2) percentage complete of certain significant project components and (3) overall contingency percentage.
•
We obtained an understanding of management’s cost model for the network upgrade costs. We audited key inputs to the model and associated allocated cost estimate as it relates to the network upgrade costs, including generator participation and other expected transmission projects. We selected a sample of project costs associated with the network upgrade cost and compared our selections to realized costs of comparable historical projects.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2025

We have served as Virginia Power’s auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2024	2023	2022
(millions)
Operating Revenue(1)	$10,235	$9,573	$9,654
Operating Expenses
Electric fuel and other energy-related purchases(1)	2,743	2,918	2,913
Purchased electric capacity	68	46	46
Other operations and maintenance:
Affiliated suppliers	433	395	342
Other	1,804	1,456	1,709
Depreciation and amortization	1,644	1,871	1,736
Other taxes	333	298	303
Impairment of assets and other charges	292	115	557
Total operating expenses	7,317	7,099	7,606
Income from operations	2,918	2,474	2,048
Other income (expense)	195	131	—
Interest and related charges(1)	848	764	642
Income before income tax expense	2,265	1,841	1,406
Income tax expense	408	389	294
Net Income Including Noncontrolling Interests	$1,857	$1,452	$1,112
Noncontrolling Interests	(53)	—	—
Net Income Attributable to Virginia Power	$1,910	$1,452	$1,112

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2024	2023	2022
(millions)
Net income including noncontrolling interests	$1,857	$1,452	$1,112
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(4), $— and $(20) tax	13	(1)	60
Changes in unrealized net gains (losses) on investment securities, net of $2, $(3) and $4 tax	(5)	7	(11)
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $—, $(1) and $(1) tax	—	—	1
Net realized (gains) losses on investment securities, net of $(1), $— and $— tax	3	1	—
Total other comprehensive income (loss)	11	7	50
Comprehensive income including noncontrolling interests	$1,868	$1,459	$1,162
Comprehensive income (loss) attributable to noncontrolling interests	(53)	—	—
Comprehensive income attributable to Virginia Power	$1,921	$1,459	$1,162

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2024	2023
(millions)
ASSETS
Current Assets
Cash and cash equivalents(1)	$160	$90
Customer receivables (less allowance for doubtful accounts of $23 and $30)(1)	1,612	1,728
Other receivables (less allowance for doubtful accounts of $2 and $1)	168	121
Affiliated receivables	27	50
Inventories (average cost method)
Materials and supplies	849	761
Fossil fuel	299	324
Derivative assets(2)	248	234
Margin deposit assets	1	35
Prepayments(1)	64	46
Regulatory assets(1)	697	868
Other(1)	129	60
Total current assets	4,254	4,317
Investments
Nuclear decommissioning trust funds	4,286	3,716
Other	4	4
Total investments	4,290	3,720
Property, Plant and Equipment
Property, plant and equipment(1)	70,550	60,963
Accumulated depreciation and amortization	(18,033)	(17,096)
Total property, plant and equipment, net	52,517	43,867
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	663	584
Intangible assets, net	818	653
Regulatory assets(1)	4,537	4,317
Other(1)(2)	1,308	1,160
Total deferred charges and other assets	7,326	6,714
Total assets	$68,387	$58,618

(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

At December 31,	2024	2023
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(1)	$548	$381
Short-term debt	950	455
Accounts payable	660	597
Payables to affiliates	133	111
Accrued dividend(2)	407	—
Affiliated current borrowings	500	500
Accrued interest, payroll and taxes(1)	366	293
Asset retirement obligations	321	377
Regulatory liabilities	385	321
Derivative liabilities (2)	139	244
Other	1,228	908
Total current liabilities	5,637	4,187
Long-Term Debt
Long-term debt	18,874	17,043
Securitization bonds(1)	1,054	—
Other	110	72
Total long-term debt	20,038	17,115
Deferred Credits and Other Liabilities
Deferred income taxes	4,045	3,624
Deferred investment tax credits	640	656
Asset retirement obligations(1)	5,076	4,276
Regulatory liabilities	6,574	5,978
Other(2)	1,224	1,125
Total deferred credits and other liabilities	17,559	15,659
Total liabilities	43,234	36,961
Commitments and Contingencies (see Note 23)
Equity
Common stock – no par(3)	8,987	8,987
Other paid-in capital	1,006	1,113
Retained earnings	12,194	11,541
Accumulated other comprehensive income	27	16
Shareholder’s equity	22,214	21,657
Noncontrolling interests	2,939	—
Total equity	25,153	21,657
Total liabilities and equity	$68,387	$58,618

(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 25 for amounts attributable to affiliates.
(3)
500,000 shares authorized; 324,245 shares outstanding at both December 31, 2024 and 2023.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2021	275	$5,738	$1,113	$8,977	$(41)	$15,787	$—	$15,787
Net income				1,112		1,112		1,112
Other comprehensive income, net of tax					50	50		50
December 31, 2022	275	5,738	1,113	10,089	9	16,949	—	16,949
Net income				1,452		1,452		1,452
Issuance of stock to Dominion Energy	49	3,250				3,250		3,250
Other comprehensive income, net of tax					7	7		7
Other		(1)				(1)		(1)
December 31, 2023	324	8,987	1,113	11,541	16	21,657	—	21,657
Net income including noncontrolling interests				1,910		1,910	(53)	1,857
Sale of noncontrolling interest in OSWP			(107)			(107)	2,615	2,508
Contributions from Stonepeak to OSWP							377	377
Dividends				(1,257)		(1,257)		(1,257)
Other comprehensive income, net of tax					11	11		11
December 31, 2024	324	$8,987	$1,006	$12,194	$27	$22,214	$2,939	$25,153

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2024	2023	2022
(millions)
Operating Activities
Net income including noncontrolling interests	$1,857	$1,452	$1,112
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,802	2,034	1,892
Deferred income taxes	384	504	141
Deferred investment tax credits (benefits)	(20)	(5)	153
Impairment of assets and other charges	292	130	493
Net (gains) losses on nuclear decommissioning trust funds and other investments	(97)	(68)	66
Other adjustments	(44)	237	(42)
Changes in:
Accounts receivable	51	1	(629)
Affiliated receivables and payables	46	(188)	165
Inventories	(65)	(165)	(71)
Prepayments and deposits, net	34	289	(150)
Deferred fuel expenses, net	304	538	(1,393)
Accounts payable	(21)	(43)	145
Accrued interest, payroll and taxes	73	23	(4)
Net realized and unrealized changes related to derivative activities	153	451	109
Other operating assets and liabilities	(163)	(375)	(159)
Net cash provided by operating activities	4,586	4,815	1,828
Investing Activities
Plant construction and other property additions	(9,760)	(6,978)	(4,909)
Purchases of nuclear fuel	(168)	(194)	(201)
Acquisition of solar development projects	(40)	(24)	(77)
Proceeds from sales of securities	1,925	1,876	1,538
Purchases of securities	(2,011)	(1,987)	(1,580)
Other	8	19	34
Net cash used in investing activities	(10,046)	(7,288)	(5,195)
Financing Activities
Issuance (repayment) of short-term debt, net	495	(486)	196
Issuance (repayment) of affiliated current borrowings, net	—	(1,524)	1,325
Issuance and remarketing of long-term debt	2,443	2,660	2,338
Repayment and repurchase of long-term debt	(593)	(1,308)	(438)
Issuance of common stock	—	3,250	—
Issuance of securitization bonds	1,282	—	—
Repayment of securitization bonds	(65)	—	—
Proceeds from sale of noncontrolling interest in OSWP	2,558	—	—
Contributions from Stonepeak to OSWP	377	—	—
Common dividend payments to parent	(850)	—	—
Other	(71)	(53)	(56)
Net cash provided by financing activities	5,576	2,539	3,365
Increase (decrease) in cash, restricted cash and equivalents	116	66	(2)
Cash, restricted cash and equivalents at beginning of year	90	24	26
Cash, restricted cash and equivalents at end of year	$206	$90	$24

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s leading developers and operators of regulated offshore wind and solar power and the largest producer of carbon-free electricity in New England, and serves primarily electric utility customers in Virginia, North Carolina and South Carolina through its subsidiaries, Virginia Power and DESC. Dominion Energy also has nonregulated operations that consist primarily of long-term contracted electric generation operations.

In connection with the comprehensive business review concluded in March 2024, Dominion Energy sold all of its regulated gas distribution operations, except for DESC’s, to Enbridge through the East Ohio Transaction (completed in March 2024), the Questar Gas Transaction (completed in May 2024) and the PSNC Transaction (completed in September 2024). In addition in September 2023, Dominion Energy completed the sale of its remaining 50% noncontrolling partnership interest in Cove Point to BHE. As discussed in Notes 3 and 9, these operations as well as certain solar generation facility development operations are reflected as discontinued operations in Dominion Energy's Consolidated Financial Statements.

Dominion Energy manages its daily operations through three primary operating segments: Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy. Dominion Energy also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization, its noncontrolling interest in Wrangler (through March 2022) and Hope (through August 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the operating segments’ performance or in allocating resources including the net impact of the operations reflected as discontinued operations, which in addition to the operations discussed above includes Dominion Energy’s noncontrolling interest in Atlantic Coast Pipeline. See Notes 3 and 9 for additional information.

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

The Companies’ Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts, those of their respective majority-owned subsidiaries and non-wholly-owned entities in which they have a controlling financial interest. For certain partnership structures, income is allocated based on the liquidation value of the underlying contractual arrangements. Stonepeak’s 50% ownership interest in OSWP is reflected as noncontrolling interest in the Companies’ Consolidated Financial Statements.

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

Certain amounts in the Companies’ 2023 and 2022 Consolidated Financial Statements have been reclassified to conform to the 2024 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows. Effective in the fourth quarter of 2024, Dominion Energy changed its method of accounting for the recognition of actuarial gains and losses on its defined benefit pension and other postretirement benefit plans into earnings from an amortization approach to immediate recognition. All prior period information was conformed to this presentation as described below under the heading Change in Accounting Policy.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable.

Change in Accounting Policy

During the fourth quarter of 2024, Dominion Energy changed its method of accounting for the recognition of actuarial gains and losses on its defined benefit pension and other postretirement benefit plans into earnings from an amortization approach to immediate recognition. Previously, Dominion Energy recognized the net actuarial gains and losses as a component of AOCI and amortized such amounts into earnings to the extent such gains and losses were outside a corridor of the greater of 10% of the market-related value of plan assets or 10% of the plans' projected benefit obligation. As a result of the change in policy, Dominion Energy immediately recognizes the change in the fair value of plan assets and liabilities and net actuarial gains and losses annually in the fourth quarter of each fiscal year as well as whenever a triggering event occurs that is determined to require remeasurement. This change in accounting policy does not impact the recognition of the other components of net periodic benefit cost associated with Dominion Energy’s defined benefit pension and other postretirement benefit plans. Actuarial losses attributable to Dominion Energy’s rate regulated operations are deferred to regulatory assets when it is probable that regulators will permit them to be recovered from customers in future rates. Likewise, actuarial gains attributable to Dominion Energy’s rate regulated operations are deferred to regulatory liabilities when it is probable that regulators will require customer refunds or other benefits through future rates. Although the amortization of actuarial gains and losses is considered acceptable, Dominion Energy believes the immediate recognition of actuarial gains and losses is preferable as it eliminates the delay in recognizing gains and losses to earnings. Dominion Energy applied this change in accounting policy retrospectively to all prior periods presented.

The following table details the increase (decrease) to each affected line item in Dominion Energy’s Consolidated Statements of Income for the periods presented:

	Dominion Energy
Year ended December 31,	2024	2023	2022
(millions, except per share amounts)
Employee Benefit Plan Market-Related Impacts(1)
Other income (expense)	$(359)	$(8)	$(226)
Income tax expense	(93)	(7)	(57)
Net income from continuing operations(2)	(266)	(1)	(169)
Net income (loss) from discontinued operations	—	—	28
Earnings per share(2)	(0.32)	—	(0.17)

(1)
Excludes the impacts associated with the impairment of goodwill associated with the Questar Transaction previously recorded in 2023 and gain on sale of Hope in 2022. Such amounts are an $18 million and $38 million increase in net income from discontinued operations with a corresponding $0.02 and $0.04 increase in earnings per share, for the years ended December 31, 2024 and 2023, respectively, and a $14 decrease in loss on sales of assets, a $3 million increase in income tax expense and an $11 million increase in net income from continuing operations, resulting in a $0.01 increase in earnings per share for the year ended December 31, 2022. Such amounts include the impact on deferred income taxes of $10 million in 2023 related to an increase in the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock, which reversed in 2024 upon closing of the Questar Gas Transaction. The impact to Dominion Energy's net income (loss) from discontinued operations includes an increase (decrease) of $4 million ($— per share), $16 million ($0.02 per share), $(2) million ($— per share) and $— million ($— per share) for the first, second, third and fourth quarters of 2024, respectively.
(2)
The impact to Dominion Energy's net income from continuing operations includes an increase (decrease) of $(237) million ($(0.28) per share), $(8) million ($(0.01) per share), $6 million ($0.01 per share) and $(27) million ($(0.03) per share) for the first, second, third and fourth quarters of 2024, respectively.

The employee benefit plan market-related impacts on Dominion Energy’s Consolidated Statements of Comprehensive Income for the years ended 2024, 2023 and 2022 was an increase (decrease) to changes in net unrecognized pension and other postretirement benefit costs (credits) of $278 million (net of tax of $(98) million), $(27) million (net of tax of $9 million) and $218 million (net of tax of $(75) million), respectively, and an increase (decrease) to amounts reclassified to net income (loss) related to net pension and other postretirement benefits costs (credits) of $(68) million (net of tax of $24 million), $28 million (net of tax of $(15) million) and $(88) million (net of tax of $32 million), respectively.

The employee benefit plan market-related impacts on Dominion Energy’s Consolidated Balance Sheets at December 31, 2024 and 2023 was a reclassification between AOCI and retained earnings. In addition, Dominion Energy’s Consolidated Balance Sheet at December 31, 2023 had an increase of $48 million in assets held for sale related to a decreased impairment of goodwill associated with the Questar Gas Transaction. Dominion Energy recorded a cumulative decrease of $1.2 billion to retained earnings as of January 1, 2022.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2024 and 2023 included $797 million and $1.0 billion, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. The balances presented within assets held for sale were $284 million at December 31, 2023. Virginia Power’s customer receivables at December 31, 2024 and 2023 included $611 million and $550 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

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
•
Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•
Other nonregulated revenue consists primarily of sales of other miscellaneous products. Other nonregulated revenue also includes service concession arrangements (through December 2022) and revenue associated with services provided to entities presented in discontinued operations under transition services agreements.

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

Revenue included in Discontinued Operations

Operating revenue for the gas distribution operations sold to Enbridge as part of the East Ohio, PSNC and Questar Gas Transactions primarily consists of state-regulated natural gas sales to residential, commercial and industrial customers and related distribution services, state regulated gas distribution charges to retail distribution service customers opting for alternate suppliers and sales of commodities related to nonregulated extraction activities.

Transportation and storage contracts associated with the operations sold to Enbridge as part of the East Ohio, PSNC and Questar Gas Transactions are primarily stand-ready service contracts that include fixed reservation and variable usage fees. Substantially all of the revenue associated with these local gas distribution companies is derived from performance obligations satisfied over time and month-to-month billings according to their respective tariffs.

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

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2024, approximately 87% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Additionally in 2024, Virginia Power securitized $1.3 billion of under-recovered deferred fuel expenses through the issuance of bonds by VPFS. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2024, substantially all is subject to DESC’s deferred fuel accounting.

Virtually all of DESC’s natural gas purchases are either subject to deferral accounting or are recovered from the customer in the same accounting period as the sale. Through the respective closing dates of the East Ohio, Questar Gas and PSNC Transactions, these companies’ natural gas purchases were also either subject to deferral accounting or were recovered from the customer in the same accounting period as the sale.

Dominion Energy earned certain cost saving sharing incentives under the Wexpro Agreements to the extent that the cost of gas supplied to Questar Gas was a certain amount lower than third-party market rates. In 2023 and 2022, Dominion Energy recorded $4 million and $27 million, respectively, for such incentives, reflected in discontinued operations in Dominion Energy’s Consolidated Statements of Income, with no such incentives recorded in 2024.

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

Accounting for income taxes involves an asset and liability approach. Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes are recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. The Companies establish a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. Where the treatment of temporary differences is different for rate regulated operations, a regulatory asset is recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities.

The Companies recognize positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information.

If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in income taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Except when such amounts are presented net with amounts receivable from or amounts prepaid to tax authorities, noncurrent income taxes payable related to unrecognized tax benefits are classified in other deferred credits and other liabilities on the Consolidated Balance Sheets and current payables are included in accrued interest, payroll, and taxes on the Consolidated Balance Sheets.

The Companies recognize interest on underpayments and overpayments of income taxes in interest expense and other income, respectively. Penalties are also recognized in other income.

At December 31, 2024, Virginia Power had an income tax-related affiliated receivable of $26 million, comprised of $21 million of federal income taxes and $5 million of state income taxes receivable from Dominion Energy. Virginia Power’s net affiliated balances are expected to be received from Dominion Energy in 2025.

At December 31, 2023, Virginia Power had an income tax-related affiliated receivable of $40 million, comprised of $45 million of federal income taxes receivable from, and $5 million of state income taxes payable to, Dominion Energy. Virginia Power’s net affiliated balances were received from Dominion Energy in 2024.

Investment tax credits for both regulated and nonregulated operations are deferred and amortized to income tax expense over the service lives of the properties giving rise to the credits beginning in the year qualifying property is placed in service. The Companies recognize the tax benefit related to initial book and tax basis differences as a reduction of income tax expense in the year in which the qualifying property is placed into service, except where cost-of-service rate regulation applies. Production tax credits are recognized as energy is generated and sold. The IRA allows the election of either the investment tax credit or production tax credit for certain technologies including solar and wind. Such election is made on a project-by-project basis and the choice of credit may vary based on a combination of factors including, but not limited to, capital expenditures and net capacity factors.

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

Current banking arrangements generally do not require checks to be funded until they are presented for payment. The following table illustrates the checks outstanding but not yet presented for payment and recorded in accounts payable for the Companies:

At December 31,	2024	2023
(millions)
Dominion Energy(1)	$52	$54
Virginia Power	23	44
(1)
In addition, at December 31, 2023, Dominion Energy had $19 million of checks outstanding but not yet presented for payment included in liabilities held for sale.

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits, federal assistance funds and future debt payments on DECP Holdings’ term loan agreement (through September 2023), on Eagle Solar’s senior note agreement (through February 2024) and on the securitization bonds.

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

	Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
(millions)
Dominion Energy
Cash and cash equivalents(1)	$310	$217	$153	$283
Restricted cash and equivalents(2)(3)	55	84	188	125
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$365	$301	$341	$408
Virginia Power
Cash and cash equivalents	$160	$90	$22	$26
Restricted cash and equivalents(3)(4)	46	—	2	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$206	$90	$24	$26
(1)
At December 31, 2023, 2022 and 2021, Dominion Energy had $33 million, $34 million and $49 million, respectively, of cash and cash equivalents included in assets held for sale.
(2)
At December 31, 2023, 2022 and 2021, Dominion Energy had $4 million, $2 million and $3 million, respectively, of restricted cash and equivalents included in assets held for sale with the remaining balances presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Includes $41 million at VPFS attributable to VIEs at December 31, 2024.
(4)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2024	2023	2022
(millions)
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,900	$1,991	$1,408
Income taxes	840	286	139
Significant noncash investing and financing activities:(1)(2)
Accrued capital expenditures	1,268	1,085	979
Leases(3)	233	255	144

(1)
See Note 9 for noncash investing activities related to the acquisition of a noncontrolling interest in Dominion Privatization.
(2)
See Notes 3, 10, 19, 20 and 23 for noncash financing activities related to debt assumed with closing of the East Ohio, Questar Gas and PSNC Transactions, the sale of noncontrolling interest in the CVOW Commercial Project, remarketing of the Series A Preferred Stock and the issuance of common stock and transfer of property associated with the settlement of litigation.
(3)
Includes $93 million of finance leases and $140 million of operating leases entered in 2024, $44 million of finance leases and $211 million of operating leases entered in 2023 and $34 million of finance leases and $110 million of operating leases entered in 2022.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2024	2023	2022
(millions)
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$786	$709	$599
Income taxes	25	(47)	(54)
Significant noncash investing activities(1):
Accrued capital expenditures	992	807	665
Leases(2)	201	203	116

(1)
See Note 10 for noncash financing activities related to the sale of noncontrolling interest in the CVOW Commercial Project.
(2)
Includes $77 million of finance leases and $124 million of operating leases entered in 2024, $30 million of finance leases and $173 million of operating leases entered in 2023 and $26 million of finance leases and $90 million of operating leases entered in 2022.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of the Companies’ own nonperformance risk on their liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion Energy applies fair value measurements to certain assets and liabilities including commodity, interest rate and/or foreign currency exchange rate derivative instruments and other investments including those held in nuclear decommissioning, rabbi and pension and other postretirement benefit plan trusts, in accordance with the requirements discussed above. Virginia Power applies fair value measurements to certain assets and liabilities including commodity, interest rate and/or foreign currency exchange rate derivative instruments and other investments including those held in the nuclear decommissioning trust, in accordance with the requirements discussed above. The Companies apply credit adjustments to their derivative fair values in accordance with the requirements described above.

Inputs and Assumptions

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including industry publications, and to a lesser extent, broker quotes. When evaluating pricing information provided by Designated Contract Market settlement pricing, other pricing services or brokers, the Companies consider the ability to transact at the quoted price, i.e. if the quotes are based on an active market or an inactive market and to the extent which pricing models are used, if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases the unobservable inputs are developed and substantiated using historical information, available market data, third-party data and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships and changes in third-party sources.

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

Levels

The Companies also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•
Level 1—Quoted prices (unadjusted) in active markets for identical assets and liabilities that they have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as certain exchange-traded derivatives and exchange-listed equities, U.S. and international equity securities, mutual funds and certain treasury securities and cash and cash equivalents held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.
•
Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include commodity forwards and swaps, interest rate swaps, foreign currency exchange rate instruments and certain cash and cash equivalents, corporate debt instruments, government securities and other fixed income investments held in nuclear decommissioning trust funds for the Companies and benefit plan trust funds and rabbi trust funds for Dominion Energy.
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

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $104 million and $38 million associated with cash collateral at December 31, 2024 and 2023, respectively. Dominion Energy had margin liabilities of $3 million and $15 million associated with cash collateral at December 31, 2024 and 2023, respectively. Virginia Power had margin assets of $1 million and $35 million associated with cash collateral at December 31, 2024 and 2023, respectively. Virginia Power had no margin liabilities associated with cash collateral at December 31, 2024 or 2023. See Note 7 for further information about derivatives.

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

Cash Flow Hedges

The Companies’ derivatives designated into cash flow hedges primarily consist of interest rate swaps to hedge the Companies’ exposure to variations in interest rates on long-term debt. For transactions in which the Companies are hedging the variability of cash flows, changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item, or as appropriate to regulatory assets or regulatory liabilities. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. For cash flow hedge transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

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

Amounts capitalized to property, plant and equipment for capitalized interest costs and AFUDC for the Companies are as follows:

	Dominion Energy			Virginia Power
Year ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Capitalized interest costs and AFUDC debt	$152	$109	$43	$46	$47	$27
AFUDC equity(1)	109	50	41	96	39	39
(1)
The Companies include AFUDC equity in other adjustments within operating activities in their Consolidated Statements of Cash Flows.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2024, 2023 and 2022, Virginia Power recorded $3 million, less than $1 million and $34 million of AFUDC related to these projects, respectively.

For property subject to cost-of-service rate regulation, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service when it becomes probable it will be abandoned and recorded as a regulatory asset for amounts expected to be collected through future rates.

In 2024, 2023 and 2022, Virginia Power had the following charges, recorded in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment), related to early retirements and abandonments:

•
In 2024, Virginia Power recorded charges of $40 million ($30 million after-tax) associated with dismantling of certain electric generation facilities. In addition, Virginia Power recorded a $25 million ($18 million after-tax) charge in 2024 related to the write-off of early-stage development costs associated with a hydroelectric pumped storage facility that it is no longer considering constructing.
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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2024	2023	2022
(percent)
Dominion Energy(1)
Generation	2.59	2.65	2.71
Transmission	2.32	2.32	2.32
Distribution	2.73	2.72	2.80
General and other	3.97	4.20	4.31
Virginia Power
Generation	2.66	2.75	2.84
Transmission	2.29	2.29	2.29
Distribution	2.77	2.78	2.76
General and other	4.29	4.60	4.78

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

In December 2023, Dominion Energy revised the estimated useful lives for Millstone Units 2 and 3 to reflect lower depreciation rates as a result of its expectation that a 20-year license extension is approved for these facilities. This revision resulted in a 2024 annual decrease of depreciation expense of $35 million ($26 million after-tax) and increased Dominion Energy’s 2024 EPS by $0.03. For the year ended December 31, 2023, this revision resulted in an inconsequential impact.

In January 2024, Virginia Power revised the depreciation rates for Bath County as a result of its expectation that a license extension of at least 40 years will be approved for this facility. This revision resulted in an annual decrease of depreciation expense of $17 million ($13 million after-tax) and increased Dominion Energy's EPS by $0.02.

Virginia Power’s non-jurisdictional solar generation property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 35 years.

Capitalized costs of development wells and leaseholds were amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.83, $1.73 and $1.67 per mcfe in 2024, 2023 and 2022, respectively. Depletion associated with Wexpro's operations is reflected within discontinued operations through May 2024. See Note 3 for additional information.

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

In the fourth quarter of 2024, the Companies recorded a net $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project as a result of a revised total project cost estimate of approximately $10.7 billion, excluding financing costs, that reflects a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

The estimated total project cost reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 5% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows. See Note 10 for additional information.

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

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the future 2025 Biennial Review, the Companies concluded that it was not probable that Virginia Power would have earnings in excess of an expected authorized ROE of 9.70% for the period January 1, 2023 through December 31, 2024. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2024. See Note 13 for additional information.

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

In addition, Dominion Energy acts as lessor under certain power purchase agreements in which the counterparty or counterparties purchase substantially all of the output of certain solar facilities. These leases are considered operating in nature. For such leasing arrangements, rental revenue and an associated accounts receivable are recorded when the monthly output of the solar facility is determined. Depreciation on these solar facilities is computed on a straight-line basis primarily over an estimated useful life of 35 years.

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory is valued using the weighted-average cost method, except for East Ohio’s gas distribution operations, which were valued using the LIFO method and reflected in assets held for sale in Dominion Energy’s Consolidated Balance Sheet as of December 31, 2023. Under the LIFO method, current stored gas inventory was valued at $18 million at December 31, 2023. Based on the average price of gas purchased during 2023, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by $42 million.

In 2024, Dominion Energy wrote off certain inventory balances in connection with the electric base rate case in South Carolina as discussed in Note 13. In 2022, Dominion Energy wrote off certain inventory balances associated with certain nonrenewable electric generation facilities resulting in a $40 million charge ($30 million after-tax) recorded in impairment of assets and other charges (reflected in the Corporate and Other segment) in its Consolidated Statements of Income, including $19 million ($14 million after-tax) at Virginia Power, for inventory not utilized at such facilities prior to their retirement in the first half of 2023.

Goodwill

Dominion Energy evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2023 and first quarter of 2024, Dominion Energy's current period calculations of the expected gain or loss on the Questar Gas and East Ohio Transactions resulted in an impairment of the related goodwill. There were no other impairments recorded in 2024. See Note 3 for additional information.

New Accounting Standards

Segment Disclosures

In November 2023, the FASB issued revised accounting guidance for reportable segments. The revised guidance requires disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires disclosure of the title and position of the CODM. The revised guidance does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented. This revised guidance only impacted the Companies’ disclosures with no impacts to their results of operations, cash flows or financial condition.

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

Climate-Related Disclosures

In March 2024, the SEC issued guidance for climate-related disclosures. The guidance requires disclosure of the financial statement impacts of severe weather events and other natural conditions, including amounts capitalized or expensed as well as any associated recoveries. In addition, the guidance requires disclosure of amounts related to renewable energy credits or carbon offsets if utilized as a material component of plans to achieve climate-related targets or goals. This guidance is currently subject to a stay issued by the SEC. Should this guidance become effective, the Companies expect it to only impact their disclosures with no impacts to their results of operations, cash flows or financial condition.

Expense Disaggregation Disclosures

In November 2024, the FASB issued revised accounting guidance for income statement expense disaggregation disclosures. The revised guidance requires disclosure of disaggregated information about specific expense categories in commonly presented income statement expense captions. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and allows either prospective or retrospective application. The Companies expect this revised guidance to only impact their disclosures with no impacts to their results of operations, cash flows or financial condition.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which included the sale of East Ohio and was valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The sale closed in March 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS and FCC. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under 364-day term loan facilities. See Note 17 for additional information. The purchase price was subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. In October 2023, as required under the sale agreement, Dominion Energy filed a notice with the Ohio Commission. The internal reorganization in connection with the East Ohio Transaction was subject to approval by the Utah and

Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $97 million ($109 million after-tax loss) upon the closing of the transaction, including the write-off of $1.5 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 upon closing of the sale and became a component of current income tax expense on the loss on sale disclosed above. See Note 5 for additional information.

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

Dominion Energy retained the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. Dominion Energy recognized a pre-tax loss of $35 million ($31 million after-tax loss) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. Dominion Energy recorded an additional charge of $16 million to adjust these deferred taxes to recorded balances as of June 30, 2024. These deferred taxes reversed in the third quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale disclosed above. See Note 5 for additional information.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge entered into a transition services agreement pursuant to which Dominion Energy will continue to provide certain services to support the ongoing operations of PSNC for up to approximately two years. Enbridge has also agreed to provide certain services to Dominion Energy.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which included the sale of Questar Gas, Wexpro and related affiliates and was valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The sale closed in May 2024 after all customary closing and regulatory conditions were satisfied, including clearance or approval under or by the Hart-Scott-Rodino Act, CFIUS, FCC and Utah and Wyoming Commissions. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under a 364-day term loan facility. See Note 17 for additional information. The purchase price was subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes. In October 2023, as required under the sale agreement, Dominion Energy filed the notice with the Idaho Commission. The internal reorganization in connection with the Questar Gas Transaction was subject to approval by the Utah and Wyoming Commissions. Dominion Energy filed for such approvals in September 2023 which were received in November 2023. The internal reorganization was completed in February 2024.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax gain of $2 million ($42 million after-tax gain) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $236 million ($231 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $472 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $10 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale disclosed above. See Note 5 for additional information.

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

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

Year Ended December 31, 2024	East Ohio Transaction(1)	PSNC Transaction(1)	Questar Gas Transaction(1)	Other
(millions)
Operating revenue	$229	$488	$894	$—
Operating expense(2)	247	313	724	(8)
Other income (expense)	(17)	11	2	—
Interest and related charges	15	44	25	—
Income (loss) before income taxes	(50)	142	147	8
Income tax expense	11	44	54	—
Net income (loss) attributable to Dominion Energy(3)	$(61)	$98	$93	$8
(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024, the PSNC Transaction which closed on September 30, 2024 and the Questar Gas Transaction which closed on May 31, 2024.
(2)
East Ohio Transaction includes a charge of $45 million ($33 million after-tax) associated with an increase to certain pension retirement benefits attributable to a plan amendment and a contribution to the defined contribution employee savings plan. See Note 22 for further information on these transactions.
(3)
Excludes $(69) million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2024.

Year Ended December 31, 2023	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$1,037	$743	$1,679	$15
Operating expense(1)	701	517	1,554	111
Other income (expense)	30	11	8	—
Interest and related charges	71	52	68	1
Income (loss) before income taxes	295	185	65	(97)
Income tax expense(2)	69	431	531	(38)
Net income (loss) attributable to Dominion Energy(3)	$226	$(246)	$(466)	$(59)
(1)
East Ohio Transaction includes a charge of $50 million ($45 million after-tax) primarily for an impairment of associated goodwill, Questar Gas Transaction includes a charge of $236 million ($231 million after-tax) primarily for an impairment of associated goodwill and Other includes a charge of $68 million ($51 million after-tax) associated with the impairment of nonregulated solar generation facility development operations and a charge of $15 million ($11 million after-tax) associated with the impairment of certain nonregulated solar assets.
(2)
Includes amounts to reflect the recognition of deferred taxes on the outside basis of the applicable entities’ stock upon meeting the classification as held for sale.

(3)
Excludes $(3) million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2023.

Year Ended December 31, 2022	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$1,043	$841	$1,341	$11
Operating expense(1)	702	648	1,043	118
Other income (expense)	28	9	37	—
Interest and related charges	36	43	45	—
Income (loss) before income taxes	333	159	290	(107)
Income tax expense	45	34	60	(28)
Net income (loss) attributable to Dominion Energy(2)	$288	$125	$230	$(79)
(1)
Other includes a charge of $103 million ($76 million after-tax) associated with the impairment of a nonregulated solar generation asset.
(2)
Excludes $(4) million of income tax expense (benefit) attributable to consolidated state tax adjustments for the year ended December 31, 2022.

The carrying value of major classes of assets and liabilities relating to the disposal groups, which are reported as held for sale in Dominion Energy’s Consolidated Balance Sheet were as follows:

At December 31, 2023	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Current assets(1)	$497	$336	$764	$1
Property, plant and equipment, net	5,443	2,806	4,369	26
Other deferred charges and other assets, including goodwill(2) and intangible assets	2,659	834	814	—
Current liabilities(3)(4)	560	224	389	7
Long-term debt(5)	2,286	948	1,205	—
Other deferred credits and liabilities(6)	1,437	711	1,116	2
(1)
Includes cash and cash equivalents of $4 million, $2 million and $26 million within the East Ohio, PSNC and Questar Gas Transactions, respectively. Also includes regulatory assets of $75 million, $89 million and $297 million within the East Ohio, PSNC and Questar Gas Transactions, respectively.
(2)
Includes goodwill of $1.5 billion, $673 million and $768 million within the East Ohio, PSNC and Questar Gas Transactions, respectively. Also includes regulatory assets of $781 million, $86 million and $(39) million within the East Ohio, PSNC and Questar Gas Transactions, respectively.
(3)
Includes regulatory liabilities of $54 million, $44 million and $55 million within the East Ohio, PSNC and Questar Gas Transactions, respectively.
(4)
Questar Gas Transaction includes $40 million of 2.98% unsecured senior notes at December 31, 2023, which were scheduled to mature in December 2024.
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
(6)
Includes regulatory liabilities of $711 million, $435 million and $502 million within the East Ohio, PSNC and Questar Gas Transactions, respectively.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

Year Ended December 31, 2024	East Ohio Transaction(1)	PSNC Transaction(1)	Questar Gas Transaction(1)	Other
(millions)
Capital expenditures	$65	$287	$160	$—
Significant noncash item
Depreciation, depletion and amortization	—	—	—	—
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

In connection with closing, Dominion Energy recognized a pre-tax gain of $28 million, inclusive of customary closing adjustments, (net of $110 million write-off of goodwill which was not deductible for tax purposes) in losses (gains) on sales of assets in its Consolidated Statements of Income. The transaction resulted in an after-tax loss of $73 million. Upon meeting the classification as held for sale in the first quarter of 2022 and through the second quarter of 2022, Dominion Energy had recorded charges of $90 million in deferred income tax expense in its Consolidated Statements of Income to reflect the recognition of deferred taxes on the outside basis of Hope’s stock. This deferred income tax expense reversed upon closing of the sale and became a component of current income tax expense on the sale disclosed above. See Note 5 for additional information. In addition, a curtailment was recorded related to other postretirement benefit plans as discussed in Note 22.

All activity related to Hope is reflected in the Corporate and Other segment.

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

NOTE 4. OPERATING REVENUE

The Companies’ operating revenue consists of the following:

	Dominion Energy			Virginia Power
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Regulated electric sales:
Residential	$5,436	$5,141	$5,261	$4,133	$3,863	$4,039
Commercial(1)	4,679	4,556	4,480	3,786	3,632	3,647
Industrial	845	887	901	429	440	472
Government and other retail	1,081	1,036	1,235	1,015	965	1,172
Wholesale	136	176	234	105	116	132
Nonregulated electric sales	933	758	1,249	86	65	68
Regulated gas sales:
Residential	309	293	331
Commercial	136	145	188
Other	67	79	168
Regulated gas transportation and storage	21	18	38
Other regulated revenues	372	253	296	359	238	277
Other nonregulated revenues(2)(3)(4)	167	145	171	46	53	61
Total operating revenue from contracts with customers	14,182	13,487	14,552	9,959	9,372	9,868
Other revenues(2)(5)	277	906	(614)	276	201	(214)
Total operating revenue	$14,459	$14,393	$13,938	$10,235	$9,573	$9,654
(1)
Includes large scale users including certain data center customers.
(2)
See Note 25 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $31 million, $44 million and $42 million for the years ended December 31, 2024, 2023 and 2022, respectively, at Dominion Energy and $12 million, $29 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $61 million, $18 million and $28 million for the years ended December 31, 2024, 2023 and 2022, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $129 million, $162 million and $72 million at both Dominion Energy and Virginia Power for years ended December 31, 2024, 2023 and 2022, respectively.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at December 31, 2024.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2024 and 2023, Dominion Energy’s contract liability balances were $52 million and $47 million, respectively. At December 31, 2024 and 2023, Virginia Power’s contract liability balances were $46 million and $40 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2024 and 2023, Dominion Energy recognized revenue of $45 million and $48 million from the beginning contract liability balance. During the years ended December 31, 2024 and 2023, Virginia Power recognized revenue of $40 million and $39 million, respectively, from the beginning contract liability balance.

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

In August 2022, the IRA was enacted which, among other things, extends the investment and production tax credits for clean energy technologies until at least 2032, provides for transferability of certain tax credits and imposes a 15% alternative minimum tax on corporations with GAAP net income greater than $1 billion, as adjusted for certain items, for tax years beginning after December 31, 2022. The IRA did not impact the measurement of the Companies’ deferred income taxes or change the Companies' assessment of the realizability of deferred tax assets. The Companies continue to monitor and evaluate the impacts of the IRA, including changes in the Companies' interpretations, if any, as guidance is issued and finalized.

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

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Current:
Federal	$(235)	$(385)	$(76)	$(23)	$(116)	$17
State	32	(99)	27	67	6	(17)
Total current expense (benefit)	(203)	(484)	(49)	44	(110)	—
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	446	758	55	325	406	215
Tax utilization expense of operating loss carryforwards	40	45	35	—	—	—
State	60	277	59	60	107	108
Total deferred expense	546	1,080	149	385	513	323
Investment tax credits	(35)	(28)	(41)	(21)	(14)	(29)
Total income tax expense	$308	$568	$59	$408	$389	$294

In 2024, Dominion Energy’s current income taxes reflect a benefit from continuing operations as the income tax expense associated with the East Ohio, PSNC and Questar Gas Transactions, is reflected in discontinued operations. Dominion Energy’s income tax expense from continuing operations reflects the utilization of tax credit carryforwards to offset a portion of the federal tax on the gains from the East Ohio, PSNC and Questar Gas Transactions, presented in discontinued operations.

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

Discontinued Operations

Income tax expense reflected in discontinued operations is $31 million, $1.3 billion, and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively. As discussed in Note 3, Dominion Energy entered into agreements for the East Ohio, PSNC and Questar Gas Transactions in September 2023, each of which was treated as a stock sale for income tax purposes. During 2023 in connection with the pending sales, Dominion Energy recorded a charge of $835 million to establish deferred tax liabilities to reflect the excess of the financial reporting basis over tax basis in the stock of the entities to be sold. These deferred taxes reversed upon closing of the respective sales, all of which occurred in 2024. In addition, Dominion Energy recorded tax expense of $278 million associated with completing the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE as discussed in Note 9. During 2024, Dominion Energy recorded a tax benefit of $39 million, including the reversal of $851 million of the deferred tax liabilities associated with the East Ohio, PSNC and Questar Gas Transactions previously established during 2023 and 2024. Income taxes reflect tax expense on pre-tax income attributable to East Ohio, PSNC, Questar Gas, Wexpro and equity method earnings from Cove Point of $60 million, $116 million and $242 million, partially offset by an income tax benefit of $11 million, $59 million and $38 million related to excess deferred income tax amortization for the years ended December 31, 2024, 2023 and 2022, respectively.

Continuing Operations

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy			Virginia Power
Twelve Months Ended December 31,	2024	2023	2022	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
Recognition of taxes - sale of subsidiary stock	—	—	28.0
Recognition of taxes - privatization intercompany gain				—	—	2.4
State taxes, net of federal benefit	3.6	3.9	15.9	4.5	4.7	4.6
Investment tax credits	(1.6)	(1.0)	(12.6)	(0.9)	(0.8)	(2.0)
Production tax credits	(4.8)	(0.6)	(4.5)	(4.5)	(0.8)	(1.0)
Reversal of excess deferred income taxes	(3.1)	(2.6)	(25.2)	(2.0)	(2.6)	(3.8)
State legislative change	—	(0.1)	(0.1)	—	—	—
Changes in state deferred taxes associated with assets held for sale	—	1.1	0.9
AFUDC—equity	(0.8)	—	(1.9)	(0.7)	—	(0.4)
Settlements of uncertain tax positions	(0.7)	(0.4)	—	—	—	—
Employee stock ownership plan deduction	(0.3)	(0.3)	(2.5)
Other, net	0.8	(0.1)	(0.9)	0.6	(0.4)	0.1
Effective tax rate	14.1%	20.9%	18.1%	18.0%	21.1%	20.9%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024. Dominion Energy’s and Virginia Power’s 2024 effective tax rate includes an $89 million income tax benefit for the estimated net realizable value of the nuclear production tax credit. The ultimate nuclear production tax credit realized by the Companies could vary significantly based on pending final U.S. Treasury guidance.

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

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2024	2023	2024	2023
(millions)
Deferred income taxes:
Total deferred income tax assets	$1,854	$2,150	$1,082	$1,281
Total deferred income tax liabilities	8,266	8,771	5,127	4,905
Total net deferred income tax liabilities	$6,412	$6,621	$4,045	$3,624
Total deferred income taxes:
Depreciation method and plant basis differences	$4,878	$4,588	$3,765	$3,588
Excess deferred income taxes	(790)	(811)	(587)	(600)
Unrecovered nuclear plant cost	420	450
DESC rate refund	(49)	(67)
Toshiba Settlement	(133)	(147)
Nuclear decommissioning	1,232	1,109	357	332
Deferred state income taxes	1,046	976	676	620
Federal benefit of deferred state income taxes	(230)	(220)	(142)	(130)
Deferred fuel, purchased energy and gas costs	189	299	178	267
Pension benefits	345	324	(116)	(110)
Other postretirement benefits	174	116	141	125
Loss and credit carryforwards	(680)	(1,022)	—	(309)
Deferred unamortized investment tax credits	(250)	(257)	(159)	(164)
Valuation allowances	113	130	—	8
Partnership basis differences	(30)	70	(98)	—
Total deferred taxes on stock held for sale	—	814
Other	177	269	30	(3)
Total net deferred income tax liabilities	$6,412	$6,621	$4,045	$3,624

At December 31, 2024, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible Amount	Deferred Tax Asset(1)	Valuation Allowance	Expiration Period
(millions)
Federal losses	$391	$82	$—	2037
Federal production and other credits	—	22	—	2036-2038
State losses	2,245	115	(50)	2025-2043
State minimum tax credits	—	378	—	No expiration
State investment and other credits	—	113	(63)	2025-2033
Total	$2,636	$710	$(113)
(1)
Includes $38 million of unrecognized tax benefits.

At December 31, 2024, Virginia Power had no deductible loss or credit carryforwards.

A reconciliation of changes in Dominion Energy’s unrecognized tax benefits follows. Virginia Power does not have any unrecognized tax benefits in the periods presented:

	Dominion Energy
	2024	2023	2022
(millions)
Balance at January 1,	$110	$117	$128
Prior period positions - increases	13	5	8
Prior period positions - decreases	(18)	(12)	(8)
Current period positions - increases	—	—	2
Settlements with tax authorities	(13)	—	(3)
Expiration of statutes of limitations	(14)	—	(10)
Balance at December 31,	$78	$110	$117

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $30 million, $52 million and $64 million at December 31, 2024, 2023 and 2022, respectively. In discontinued operations, these unrecognized tax benefits were $32 million, $38 million and $33 million at December 31, 2024, 2023 and 2022, respectively. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $22 million, $8 million and $7 million in 2024, 2023 and 2022, respectively.

Dominion Energy participates in the IRS Compliance Assurance Process, which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of tax years through 2019. The statute of limitations has not yet expired for years after 2019. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax years 2023, 2022, 2021 and 2020, no material adjustments are expected. The IRS examination of tax year 2024 is ongoing.

It is reasonably possible that settlement negotiations and expiration of statutes of limitations could result in a decrease in unrecognized tax benefits in 2025 by up to $38 million for Dominion Energy. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, earnings could increase by up to $30 million for Dominion Energy. Otherwise, with regard to 2024 and prior years, the Companies cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2025.

For each of the major states in which Dominion Energy operates or previously operated, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2012
Connecticut	2021
Virginia(2)	2021
Utah(1)	2021
South Carolina	2021

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at December 31, 2024. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted-average(1)	Fair Value (millions)	Range	Weighted-average(1)
Assets
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	$38	(3)-11	4	$38	(3) - 11	4
Electricity	Discounted cash flow	Market price (per MWh)	(3)	248	31-119	55
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	25	(2)-6	(1)	25	(2)-6	(1)
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	88	2-7	4	7	2-6	4
		Price volatility	(4)		11%-73%	48%		11%-65%	49%
Total assets				$399			$70
Liabilities
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)	(3)	2	(6)-6	2	2	(6)-6	2
Electricity	Discounted cash flow	Market price (per MWh)	(3)	13	37-122	66
Total liabilities				$15			$2
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

Nonrecurring Fair Value Measurements

See Note 9 for information regarding nonrecurring fair value measurements associated with Dominion Energy’s noncontrolling ownership interest in Dominion Privatization. See Note 10 for information regarding impairment charges recorded by Dominion Energy associated with corporate office buildings, nonregulated renewable natural gas facilities and nonregulated solar facilities. See Note 22 for information regarding Dominion Energy’s pension and other postretirement benefit plan remeasurements.

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
(millions)
December 31, 2024
Assets
Derivatives:
Commodity	$—	$95	$399	$494	$—	$45	$70	$115
Interest rate	—	875	—	875	—	230	—	230
Foreign currency exchange rate	—	30	—	30	—	30	—	30
Investments(1):
Equity securities:
U.S.	5,403	2	—	5,405	2,769	2	—	2,771
International	165	—	—	165	99	—	—	99
Fixed income:
Corporate debt instruments	—	518	—	518	—	294	—	294
Government securities	138	1,605	—	1,743	85	939	—	1,024
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,735	$3,125	$399	$9,259	$2,953	$1,540	$70	$4,563
Liabilities
Derivatives:
Commodity	$—	$108	$15	$123	$—	$31	$2	$33
Interest rate	—	197	—	197	—	—	—	—
Foreign currency exchange rate	—	192	—	192	—	192	—	192
Total liabilities	$—	$497	$15	$512	$—	$223	$2	$225
December 31, 2023
Assets
Derivatives:
Commodity	$—	$325	$225	$550	$—	$96	$21	$117
Interest rate	—	800	—	800	—	181	—	181
Investments(1):
Equity securities:
U.S.	4,527	—	—	4,527	2,362	—	—	2,362
Fixed income:
Corporate debt instruments	—	500	—	500	—	274	—	274
Government securities	219	1,238	—	1,457	129	687	—	816
Cash equivalents and other	31	—	—	31	20	—	—	20
Total assets	$4,777	$2,863	$225	$7,865	$2,511	$1,238	$21	$3,770
Liabilities
Derivatives:
Commodity	$—	$160	$139	$299	$—	$95	$137	$232
Interest rate	—	359	—	359	—	45	—	45
Foreign currency exchange rate	—	39	—	39	—	39	—	39
Total liabilities	$—	$558	$139	$697	$—	$179	$137	$316

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $212 million and $457 million of assets at Dominion Energy, inclusive of $76 million and $217 million at Virginia Power, at December 31, 2024 and 2023, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy			Virginia Power
	2024	2023	2022	2024	2023	2022
(millions)
Beginning balance	$86	$422	$222	$(116)	$221	$102
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(6)	1	2
Electric fuel and other energy-related purchases	(172)	(273)	444	(176)	(278)	382
Purchased gas	1	—	—	—	—	—
Discontinued operations	(4)	(1)	—
Included in regulatory assets/liabilities	297	(414)	183	202	(349)	102
Settlements	77	241	(455)	137	255	(393)
Purchases	112	104	28	21	35	28
Transfers out of Level 3	(7)	6	(2)
Ending balance	$384	$86	$422	$68	$(116)	$221

Dominion Energy had a $(5) million loss and a $7 million gain included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2024 and 2023, respectively, and had no such activity still held at the reporting date for the year ended December 31, 2022. Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2024, 2023 and 2022.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
December 31, 2024
Long-term debt(2)	$34,533	$32,167	$19,224	$17,578
Securitization bonds(3)	1,217	1,218	1,217	1,218
Junior subordinated notes(2)	3,223	3,372
December 31, 2023
Long-term debt(2)	$42,526	$40,539	$17,392	$16,418
Supplemental credit facility borrowings	450	450
Junior subordinated notes(2)	1,388	1,374

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at December 31, 2024 and December 31, 2023. Additionally, Dominion Energy carrying amounts include portions classified as liabilities held for sale at December 31, 2023.
(3)
Carrying amount includes current portions included in securities due within one year.

NOTE 7. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

See Note 2 for the Companies’ accounting policies, objectives and strategies for using derivative instruments. See Notes 2 and 6 for further information about fair value measurements and associated valuation methods for derivatives.

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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
December 31, 2024
Commodity contracts:
Over-the-counter	$197	$20	$—	$177	$95	$14	$—	$81
Exchange	55	54	—	1	2	1	—	1
Interest rate contracts:
Over-the-counter	875	197	—	678	230	—	—	230
Foreign currency exchange rate contracts:
Over-the-counter	30	30	—	—	30	30	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,157	$301	$—	$856	$357	$45	$—	$312
December 31, 2023
Commodity contracts:
Over-the-counter	$289	$26	$—	$263	$112	$13	$—	$99
Exchange	118	33	15	70	4	3	—	1
Interest rate contracts:
Over-the-counter	800	191	—	609	181	11	—	170
Total derivatives, subject to a master netting or similar arrangement	$1,207	$250	$15	$942	$297	$27	$—	$270
(1)
Excludes derivative assets of $242 million and $143 million at Dominion Energy, and $18 million and $1 million at Virginia Power, at December 31, 2024 and 2023, respectively, which are not subject to master netting or similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
December 31, 2024
Commodity contracts:
Over-the-counter	$42	$20	$—	$22	$15	$14	$—	$1
Exchange	74	54	20	—	1	1	—	—
Interest rate contracts:
Over-the-counter	197	197	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	192	30	—	162	192	30	—	162
Total derivatives, subject to a master netting or similar arrangement	$505	$301	$20	$184	$208	$45	$—	$163
December 31, 2023
Commodity contracts:
Over-the-counter	$266	$26	$30	$210	$153	$13	$30	$110
Exchange	33	33	—	—	3	3	—	—
Interest rate contracts:
Over-the-counter	359	186	—	173	45	6	—	39
Foreign currency exchange rate contracts:
Over-the-counter	39	5	—	34	39	5	—	34
Total derivatives, subject to a master netting or similar arrangement	$697	$250	$30	$417	$240	$27	$30	$183
(1)
Excludes derivative liabilities of $7 million at Dominion Energy at December 31, 2024, which are not subject to master netting or similar arrangements. Dominion Energy did not have any derivative liabilities at December 31, 2023 which were not subject to master netting or similar arrangements. Excludes derivative liabilities of $17 million and $76 million at Virginia Power at December 31, 2024 and 2023, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity as of December 31, 2024. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	31	21	31	21
Basis(2)	178	333	146	303
Electricity (MWh in millions):
Fixed price	18	30	9	—
FTRs	45	—	45	—
Interest rate(3) (in millions)	$2,078	$8,735	$1,077	$2,673
Foreign currency exchange rate(3) (in millions)
Danish Krone	1,741 kr.	826 kr.	1,741 kr.	826 kr.
Euro	€293	€832	€293	€832

(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at December 31, 2024:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)			(months)			(months)
Interest rate	$(171)	$(29)	384	$28	$1	384
Total	$(171)	$(29)		$28	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$171	$78	$84	$32
Interest rate	101	22
Foreign currency exchange rate	27	107	27	107
Current derivatives under cash flow hedge accounting
Interest rate	137	—	137	—
Total current derivatives	$436	$207	$248	$139
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$323	$45	$31	$1
Interest rate	544	175
Foreign currency exchange rate	3	85	3	85
Noncurrent derivatives under cash flow hedge accounting
Interest rate	93	—	93	—
Total noncurrent derivatives(1)	963	305	127	86
Total derivatives	$1,399	$512	$375	$225
At December 31, 2023
Current derivatives not under cash flow hedge accounting
Commodity	$312	$244	$91	$188
Interest rate	298	76	—	—
Foreign currency exchange rate	—	11	—	11
Current derivatives under cash flow hedge accounting
Interest rate	143	45	143	45
Total current derivatives(2)	$753	$376	$234	$244
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$238	$55	$26	$44
Interest rate	321	238	—	—
Foreign currency exchange rate	—	28	—	28
Noncurrent derivatives under cash flow hedge accounting
Interest rate	38	—	38	—
Total noncurrent derivatives(1)	597	321	64	72
Total derivatives	$1,350	$697	$298	$316
(1)
Noncurrent derivative assets are presented in other deferred charges and other assets and noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.
(2)
Includes $54 million recorded in assets held for sale and $30 million recorded in liabilities held for sale in Dominion Energy's Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income:

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$17	$(43)	$189	$17	$—	$188
Total	$17	$(43)	$189	$17	$—	$188
Year Ended December 31, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(1)	(43)	$5	$(1)	$(1)	$4
Total	$(1)	$(43)	$5	$(1)	$(1)	$4
Year Ended December 31, 2022
Derivative type and location of gains (losses):
Interest rate(3)	$89	(57)	$855	$80	$(2)	$854
Total	$89	$(57)	$855	$80	$(2)	$854
(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy			Virginia Power
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$116	$707	$(729)	$140	$27	$(303)
Purchased gas	—	—	13
Electric fuel and other energy-related purchases	(240)	(380)	514	(244)	(384)	453
Discontinued operations	(28)	86	8
Other operations & maintenance	—	2	—	—	2	—
Interest rate:
Interest and related charges	(3)	84	406
Discontinued operations	—	17	244
Total	$(155)	$516	$456	$(104)	$(355)	$150
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

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2024	2023	2022
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$1,927	$2,156	$269
Preferred stock dividends (See Note 19)	(68)	(81)	(93)
Preferred stock deemed dividends (See Note 19)	(10)	—	—
Net income attributable to Dominion Energy from continuing operations - Basic	1,849	2,075	176
Dilutive effect of 2019 Equity Units(1)	—	—	—
Net income attributable to Dominion Energy from continuing operations - Diluted	1,849	2,075	176
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$197	$(125)	$922
Average shares of common stock outstanding – Basic	839.2	836.4	823.9
Net effect of dilutive securities(2)	0.2	0.1	0.9
Average shares of common stock outstanding – Diluted	839.4	836.5	824.8
EPS from continuing operations - Basic	$2.20	$2.48	$0.22
EPS from discontinued operations - Basic	0.24	(0.15)	1.11
EPS attributable to Dominion Energy - Basic	$2.44	$2.33	$1.33
EPS from continuing operations - Diluted	$2.20	$2.48	$0.22
EPS from discontinued operations - Diluted	0.24	(0.15)	1.11
EPS attributable to Dominion Energy - Diluted	$2.44	$2.33	$1.33

(1)
As discussed in Note 19, effective in June 2022 through its redemption in September 2022, the Series A Preferred Stock was considered to be mandatorily redeemable and was classified in current liabilities.
(2)
Dilutive securities for 2024 consists of certain of the forward sales agreements entered into in 2024 with certain of these securities settling in 2024 (applying the treasury stock method). Dilutive securities for 2023 and 2022 consist primarily of stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method). Additionally, in 2022, dilutive securities include forward sales agreements entered into in November 2021 and settled in December 2022 (applying the treasury stock method). See Notes 20 and 23 for additional information.

Certain of the forward sales agreements entered into in 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the year ended December 31, 2024 as the dilutive stock price threshold was not met. The 2019 Equity Units, prior to settlement in June 2022, were potentially dilutive instruments. See Note 19 for additional information.

NOTE 9. INVESTMENTS

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

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $160 million and $119 million at December 31, 2024 and 2023, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

		Dominion Energy					Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2024
Equity securities:(1)
U.S.	$1,220	$4,157	$(4)			$5,373	$695	$2,155	$(3)			$2,847
International	52	111	—			163	34	65	—			99
Fixed income securities:(2)
Corporate debt instruments	516	6	(15)		$—	507	303	3	(12)		$—	294
Government securities	1,736	7	(39)		—	1,704	1,038	4	(18)		—	1,024
Insurance contracts(3)	239	—	—			239
Cash equivalents and other(4)	65	—	—		—	65	22	—	—		—	22
Total	$3,828	$4,281	$(58)	(5)	$—	$8,051	$2,092	$2,227	$(33)	(5)	$—	$4,286
December 31, 2023
Equity securities:(1)
U.S.	$1,276	$3,270	$(10)			$4,536	$759	$1,706	$(10)			$2,455
Fixed income securities:(2)
Corporate debt instruments	508	10	(27)		$—	491	292	3	(21)		$—	274
Government securities	1,426	28	(24)		—	1,430	811	17	(12)		—	816
Common/ collective trust funds	161	—	—		—	161	124	—	—		—	124
Insurance contracts(3)	244	—	—			244
Cash equivalents and other(4)	84	—	—		—	84	47	—	—		—	47
Total	$3,699	$3,308	$(61)	(5)	$—	$6,946	$2,033	$1,726	$(43)	(5)	$—	$3,716

(1)
Unrealized gains and losses on equity securities are included in other income (expense) and the nuclear decommissioning trust regulatory liability as discussed in Note 2.
(2)
Unrealized gains and losses on fixed income securities are included in AOCI and the nuclear decommissioning trust regulatory liability as discussed in Note 2. Changes in allowance for credit losses are included in other income (expense).
(3)
Includes company owned life insurance contracts measured at cash surrender value.
(4)
Dominion Energy includes pending sales of securities of $35 million and $49 million at December 31, 2024 and 2023, respectively. Virginia Power includes pending sales of securities of $22 million and $27 million at December 31, 2024 and 2023, respectively.
(5)
Dominion Energy’s fair value of securities in an unrealized loss position was $1.4 billion and $764 million at December 31, 2024 and 2023, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $796 million and $384 million at December 31, 2024 and 2023, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy			Virginia Power
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Net gains (losses) recognized during the period	$1,020	$811	$(848)	$532	$420	$(436)
Less: Net (gains) losses recognized during the period on securities sold during the period	(16)	(7)	8	(11)	7	(7)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$1,004	$804	$(840)	$521	$427	$(443)
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2024 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$7	$7
Due after one year through five years	565	294
Due after five years through ten years	441	251
Due after ten years	1,198	766
Total	$2,211	$1,318

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy			Virginia Power
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Proceeds from sales	$3,072	$2,966	$3,282	$1,925	$1,876	$1,538
Realized gains(1)	106	92	143	67	50	48
Realized losses(1)	128	169	296	88	99	107
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

EQUITY METHOD INVESTMENTS

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

		Investment
Company	Ownership%	Balance			Description
As of December 31,		2024	2023
(millions)
Align RNG	50%	$91	$80		Renewable natural gas
Dominion Privatization	50%	27	172		Military electric and gas
Other(1)	various	20	59	(2)
Total		$138	$311

(1)
Dominion Energy’s Consolidated Balance Sheets include a liability associated with its investment in Atlantic Coast Pipeline of $7 million and $4 million at December 31, 2024 and 2023, respectively, presented in other current liabilities. See discussion below for additional information.
(2)
Dominion Energy’s Consolidated Balance Sheets includes balances presented in assets held for sale of $43 million for December 31, 2023.

Dominion Energy recorded equity earnings (losses) on its investments of $3 million, $(26) million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(12) million, $235 million and $271 million for the years ended December 31, 2024, 2023 and 2022, respectively, in discontinued operations including amounts related to its investments in Cove Point (through September 2023) and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions from these investments of $140 million, $245 million and $355 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $5 million and $18 million, respectively. At December 31, 2024, this difference is attributable to capitalized interest. At December 31, 2023, these differences are primarily comprised of $9 million of equity method goodwill that is not being amortized and $3 million attributable to capitalized interest.

Cove Point

Prior to the completion of the sale to BHE in September 2023, Dominion held a 50% noncontrolling limited partnership interest in Cove Point which was accounted for as an equity method investment as Dominion Energy had the ability to exercise significant influence over, but not control, Cove Point.

Dominion Energy recorded distributions from Cove Point of $227 million and $344 million for the years ended December 31, 2023 and 2022, respectively. Dominion Energy made no contributions to Cove Point for the years ended December 31, 2023 or 2022.

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

Amounts presented in discontinued operations within Dominion Energy's Consolidated Statements of Income for the year ended December 31, 2023 include $218 million for earnings on equity method investees, $120 million of interest expense and $31 million of income tax expense, in addition to the gain on sale and associated tax expense disclosed above. Such amounts for the years ended December 31, 2022 were $277 million for earnings on equity method investees, $(160) million for interest expense (benefit) and $92 million of income tax expense.

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

Dominion Energy recorded earnings (losses) on equity method investees of $(13) million ($(10) million after-tax), $15 million ($11 million after-tax), and $(7) million ($(5) million after-tax) for the years ended December 31, 2024, 2023 and 2022, respectively. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at December 31, 2024 and 2023 include a liability of $7 million and $4 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

Dominion Energy recorded contributions of $12 million, $95 million and $3 million during the years ended December 31, 2024, 2023 and 2022, respectively, to Atlantic Coast Pipeline.

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

Wrangler

In March 2022, Dominion Energy sold its 15% noncontrolling partnership interest in Wrangler to Interstate Gas Supply, Inc. for cash consideration of $85 million. Dominion Energy recognized a gain of $11 million ($8 million after-tax), included in other income (expense) in its Consolidated Statements of Income reflected within the Corporate and Other segment for the year ended December 31, 2022.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

	Dominion Energy		Virginia Power
At December 31,	2024	2023	2024	2023
(millions)
Utility:
Generation	$26,854	$24,903	$20,219	$18,580
Transmission	17,856	16,540	15,514	14,268
Distribution	23,572	21,836	17,261	15,934
Nuclear fuel	2,393	2,424	1,823	1,815
General and other	1,865	1,758	1,134	1,036
Plant under construction(1)	13,816	8,230	12,826	7,548
Total utility	86,356	75,691	68,777	59,181
Non-jurisdictional - including plant under construction	1,763	1,772	1,763	1,772
Nonutility:
Nonregulated generation-nuclear	1,962	1,855	—	—
Nonregulated generation-solar	1,207	945	—	—
Nuclear fuel	1,173	1,009	—	—
Other-including plant under construction	2,383	2,145	10	10
Total nonutility	6,725	5,954	10	10
Total property, plant and equipment	$94,844	$83,417	$70,550	$60,963

(1)
Includes $5.8 billion and $2.9 billion of costs associated with the CVOW Commercial Project at December 31, 2024 and 2023, respectively. The amount at December 31, 2024 is net of $206 million of costs not expected to be recovered from customers.

Jointly-Owned Power Stations

The Companies’ proportionate share of jointly-owned power stations at December 31, 2024 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,069	2,906	616	1,528	1,598
Accumulated depreciation	(774)	(1,403)	(312)	(628)	(755)
Nuclear fuel	—	767	—	619	570
Accumulated amortization of nuclear fuel	—	(620)	—	(475)	(345)
Plant under construction	12	408	9	93	58

(1)
Units jointly owned by Virginia Power.
(2)
Units jointly owned by Dominion Energy.

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly-owned facilities in the same proportion as their respective ownership interest. The Companies report their share of operating costs in the appropriate operating expense (electric fuel and other energy-related purchases, other operations and maintenance, depreciation and amortization, other taxes and other applicable accounts) in the Consolidated Statements of Income.

CVOW Commercial Project – Estimated Total Project Cost

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The Virginia Commission provided such approvals in August 2022, as revised for certain provisions related to rider recovery in December 2022. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.7 billion, excluding financing costs, that reflects a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project.

The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the updated estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs. Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. The contracts include services denominated in currencies other than the U.S. dollar, for which Virginia Power has entered forward contracts to economically hedge.

In accordance with the Virginia Commission’s December 2022 order, the Companies are subject to a cost sharing mechanism in which Virginia Power will be eligible to recover 50% of such incremental costs which fall between $10.3 billion and $11.3 billion with no recovery of such incremental costs which fall between $11.3 billion and $13.7 billion. There is no cost sharing mechanism for any total construction costs in excess of $13.7 billion, the recovery of which would be determined in a future Virginia Commission proceeding. In October 2024, Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak as discussed below.

As a result of the revised total project cost estimate and cost sharing mechanism, in the fourth quarter of 2024 Virginia Power recorded a charge for costs not expected to be recovered from customers of $206 million within impairment of assets and other charges, which includes $103 million attributable to noncontrolling interests, and an associated income tax benefit of $26 million, all reflected in the Corporate and Other segment, in the Companies’ Consolidated Statements of Income.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 5% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

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

OSWP is considered to be a VIE primarily because its equity capitalization is insufficient to support its operations. Virginia Power is considered to be the primary beneficiary and consolidates OSWP with Stonepeak’s interests reflected as noncontrolling interests beginning in the fourth quarter of 2024 as Virginia Power has the power to direct the most significant activities of OSWP, including construction and operation of the CVOW Commercial Project. In the event that OSWP ceases to be a VIE, Virginia Power expects to continue to consolidate OSWP as its ownership interest is expected to be considered a controlling financial interest over the entity through its rights to control operations.

Virginia Power Easement Agreement

In November 2023, Virginia Power entered into an agreement to pay $65 million for an easement related to the CVOW Commercial Project for which it will not seek recovery and therefore recorded a charge of $65 million ($49 million after-tax) within impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment).

Nonregulated Solar Projects

The following table presents acquisitions by Virginia Power of non-jurisdictional solar projects (reflected in Dominion Energy Virginia). Virginia Power has claimed federal investment tax credits on the projects, except as otherwise noted.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Ft. Powhatan	June 2019	June 2019	Virginia	$267	January 2022	150
Maplewood	October 2019	October 2019	Virginia	210	December 2022	120
Pumpkinseed	May 2020	May 2020	Virginia	138	September 2022	60

(1)
Includes acquisition costs.

In addition, the following table presents acquisitions by Dominion Energy of solar projects (reflected in Contracted Energy unless otherwise noted). Dominion Energy has claimed or expects to claim federal tax credits on the projects.

Project Name	Date Agreement Entered	Date Agreement Closed	Project Location	Project Cost (millions)(1)	Date of Commercial Operations	MW Capacity
Madison(2)	July 2020	July 2020	Virginia	165	N/A	62
Hardin II	August 2020	Terminated(3)
Atlanta Farms	March 2022	May 2022	Ohio	390	January 2025(4)	200
Foxhound	March 2023	February 2024	Virginia	195	April 2024(4)	83
(1)
Includes acquisition costs.
(2)
Madison was reflected in the Corporate and Other segment before its sale 2024. See Note 3 for discussion.
(3)
In January 2023, Dominion Energy terminated its agreement, without penalty, to acquire Hardin II.
(4)
Dominion Energy expects to claim production tax credits on the energy generated and sold by these projects.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities (reflected in the Corporate and Other segment), primarily at schools in Virginia. As of December 31, 2024, Dominion Energy has in service solar facilities with an aggregate generation capacity of 7 MW at a cost of $16 million and anticipates placing additional facilities in service by the end of 2025 with an estimated total projected cost of approximately $5 million and an aggregate generation capacity of 3 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

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

Sales of Corporate Office Buildings

In 2023, Dominion Energy entered into an agreement for the sale of a corporate office building for total cash consideration of $40 million. The corporate office building is reflected in the Corporate and Other segment and was presented as held for sale in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023. In the second quarter of 2024, Dominion Energy recorded a charge of $17 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust the corporate office building down to its estimated fair value, using a market approach, of $23 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. In the third quarter of 2024, Dominion Energy entered into a new agreement to sell the corporate office building, which closed in December 2024 for $19 million, and recorded an inconsequential loss upon closing.

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

Nonregulated Renewable Natural Gas Facilities

Dominion Energy recorded impairment charges of $33 million ($25 million after-tax) and $27 million ($21 million after-tax) in the second and third quarters of 2024, respectively, in impairment of assets and other charges in the Consolidated Statements of Income reflected in the Corporate and Other segment, to write down the long-lived assets of certain nonregulated renewable natural gas facilities under development to their estimated fair values which were each less than $1 million. The fair values were estimated using an income approach. The valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in future cash flows and market prices.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Total
(millions)
Dominion Energy
Balance at December 31, 2022(1)	$2,106	$1,521	$516	$—	$4,143
No events affecting goodwill	—	—	—	—	—
Balance at December 31, 2023(1)	$2,106	$1,521	$516	$—	$4,143
No events affecting goodwill	—	—	—	—	—
Balance at December 31, 2024(1)	$2,106	$1,521	$516	$—	$4,143

(1)
Goodwill amounts do not contain any accumulated impairment losses.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for software, licenses and other intangible assets was $87 million, $160 million and $103 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, Dominion Energy acquired $675 million of intangible assets, primarily representing renewable energy credits and software, with an estimated weighted-average amortization period of approximately 7 years. Amortization expense for Virginia Power’s software, licenses and other intangible assets was $51 million, $123 million and $67 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, Virginia Power acquired $605 million of intangible assets, primarily representing renewable energy credits and software, with an estimated weighted-average amortization period of 6 years.

The components of intangible assets are as follows:

	2024		2023
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other	$1,645	$708	$1,477	$627
Renewable energy credits and RGGI allowances(1)	199	—	708	613
Virginia Power
Software, licenses and other	$911	$291	$802	$243
Renewable energy credits and RGGI allowances(1)	198	—	707	613
(1)
Includes $370 million and $209 million of renewable energy credits consumed and retired in 2024 and 2023, respectively. In addition, balances at December 31, 2023 includes $613 million of RGGI allowances consumed, including $198 million purchased and consumed in 2023, all of which were retired in 2024. All amounts for renewable energy credits and RGGI allowances were deferred to regulatory assets upon consumption.

Annual amortization expense for intangible assets, excluding renewable energy credits and RGGI allowances which are deferred to regulatory assets, is estimated to be as follows:

	2025	2026	2027	2028	2029
(millions)
Dominion Energy	$84	$75	$64	$51	$39
Virginia Power	$54	$49	$43	$33	$26

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
At December 31,	2024	2023	2024	2023
(millions)
Dominion Energy
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$38	$245	$3	$95
Securitized cost of fuel used in electric generation(2)	124	—	124	—
Deferred rider costs for Virginia electric utility(3)	293	270	293	270
Ash pond and landfill closure costs(4)	108	200	108	200
Deferred nuclear refueling outage costs(5)	97	63	80	63
NND Project costs(6)	138	138
Derivatives(7)	8	162	6	160
Other	186	231	83	80
Regulatory assets-current	992	1,309	697	868
Unrecognized pension and other postretirement benefit costs(8)	486	1,036	—	—
Deferred rider costs for Virginia electric utility(3)	651	496	651	496
Interest rate hedges(9)	167	168	—	—
AROs and related funding(10)	387	379
NND Project costs(6)	1,811	1,949
CCR remediation, ash pond and landfill closure costs(4)	2,898	2,410	2,560	2,407
Deferred cost of fuel used in electric generation(1)	—	1,221	—	1,221
Securitized cost of fuel used in electric generation(2)	1,040	—	1,040	—
Derivatives(7)	182	107	148	66
Other	666	590	138	127
Regulatory assets-noncurrent	8,288	8,356	4,537	4,317
Total regulatory assets	$9,280	$9,665	$5,234	$5,185
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	92	—	92	—
Provision for future cost of removal and AROs(11)	119	118	119	118
Reserve for rate credits to electric utility customers(12)	73	83	—	—
Income taxes refundable through future rates(13)	88	107	64	70
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	51	7	30	—
Other	89	140	80	133
Regulatory liabilities-current	579	522	385	321
Income taxes refundable through future rates(13)	2,988	3,076	2,168	2,237
Provision for future cost of removal and AROs(11)	1,809	1,818	1,210	1,185
Nuclear decommissioning trust(15)	2,550	2,098	2,550	2,098
Monetization of guarantee settlement(14)	568	635
Interest rate hedges(9)	406	233	406	233
Reserve for rate credits to electric utility customers(12)	161	237	—	—
Overrecovered other postretirement benefit costs(16)	183	155
Derivatives(7)	248	136	25	—
Other	283	286	215	225
Regulatory liabilities-noncurrent	9,196	8,674	6,574	5,978
Total regulatory liabilities	$9,775	$9,196	$6,959	$6,299

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

(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024. See Notes 13, 16 and 18 for additional information.
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
(4)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, the balance at December 31, 2024 reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 14.
(5)
Primarily reflects deferred operation and maintenance costs at Virginia Power incurred in connection with the refueling of any nuclear-powered generating plant as required by Virginia legislation. Virginia Power deferred costs will be amortized over the refueling cycle, not to exceed 18 months.
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
(8)
Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered or refunded through future rates generally over the expected remaining service period of plan participants by certain of Dominion Energy’s rate-regulated subsidiaries. Includes regulatory assets of $215 million and regulatory liabilities of $12 million in aggregate at December 31, 2023 related to retained pension and other postretirement benefit plan assets and obligations for the East Ohio, Questar Gas and PSNC Transactions which were reclassified to into other income (expense) in the Consolidated Statement of Income upon closing of each transaction.
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of December 31, 2024.
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
(13)
Amounts recorded to pass the effect of reduced income taxes from the 2017 Tax Reform Act to customers in future periods, which will primarily reverse at the weighted-average tax rate that was used to build the reserves over the remaining book life of the property, net of amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC equity.
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

At December 31, 2024, Dominion Energy and Virginia Power regulatory assets include $6.1 billion and $4.5 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

NOTE 13. REGULATORY MATTERS

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, the Companies are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders and/or involve significant factual issues that need to be resolved, it is not possible for the Companies to estimate a range of possible loss. For regulatory matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters that the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Any estimated range is based on currently available information, involves elements of judgment and significant uncertainties and may not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on the Companies’ financial position, liquidity or results of operations.

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
•
Carbon trading program: The legislation authorizes Virginia to participate in a market-based carbon trading program consistent with RGGI through 2050. In January 2022, the Governor of Virginia issued an executive order which put directives in place to start administrative steps to withdraw Virginia from RGGI. In December 2023, the withdrawal took effect, which remains subject to ongoing legal challenges. All costs of the carbon trading program are recoverable through an environmental rider.
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

In February 2024, the Virginia Commission approved the comprehensive settlement agreement and issued its order in this matter. In doing so, the Virginia Commission determined that Virginia Power’s earnings for the test period, considered as a whole, were within 70 basis points above or below its authorized ROE of 9.35%. The Virginia Commission also authorized an ROE of 9.70%, as directed by legislation enacted in Virginia in April 2023, for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings for the 2025 Biennial Review. In connection with the order, Virginia Power recorded a net benefit of $17 million ($12 million after-tax) in the first quarter of 2024 within impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for a regulatory asset for previously unrecovered severe weather event costs, which were amortized by the end of 2024.

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

In May 2024, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.2 billion in Virginia jurisdictional projected fuel expenses for the rate year beginning July 1, 2024 and to return an estimated $266 million net over-recovered balance through June 30, 2024. Virginia Power’s proposed fuel rate represents a fuel revenue decrease of $636 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2024. In May 2024, the Virginia Commission ordered that Virginia Power’s proposed total fuel factor rate be placed into effect on an interim basis for usage on and after July 1, 2024. In January 2025, the Virginia Commission approved the filing.

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

Virginia LNG Storage Facility

In June 2024, Virginia Power filed a petition with the Virginia Commission to amend the CPCNs for Brunswick County and Greensville County to construct and operate an LNG production, storage and regasification facility and related transmission facilities adjacent to Greensville County. When complete, the facility will store the liquefied equivalent of approximately 2.0 bcf and would be able to regasify approximately 25% of its storage capacity per day and liquefy from the pipeline less than 1% of its equivalent storage capacity per day. The facility will serve as a backup fuel source for Brunswick County and Greensville County to support operations and improve system reliability. The facility is expected to cost approximately $550 million, excluding financing costs, and be placed into service by the end of 2027. In February 2025, the Virginia Commission approved the petition.

Riders

Significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) Over Previous Year (millions)
Rider BW(2)	October 2021	May 2022	September 2023	$120	$(25)
Rider CCR	March 2024	November 2024	December 2024	103	(91)
Rider CE(3)	October 2023	March 2024	May 2024	133	44
Rider CE(4)	October 2024	Pending	May 2025	182	49
Rider DIST(5)	August 2024	Pending	June 2025	269	N/A
Rider E	January 2024	September 2024	November 2024	72	(37)
Rider E	January 2025	Pending	November 2025	37	(35)
Rider GEN(2)	June 2024	Pending	April 2025	438	N/A
Rider GEN	June 2024	Pending	April 2026	311	(127)
Rider GT(5)	August 2023	May 2024	June 2024	145	131
Rider GV(2)	June 2023	February 2024	April 2024	132	5
Rider GV(2)	June 2023	February 2024	April 2025	135	3
Rider OSW	November 2023	July 2024	September 2024	486	215
Rider OSW(6)	November 2024	Pending	September 2025	640	154
Rider RPS	December 2023(12)	August 2024	September 2024	358	262
Rider RPS	December 2024	Pending	September 2025	609	251
Rider SNA	October 2023	June 2024	September 2024	69	19
Rider SNA(7)	October 2024	Pending	September 2025	207	138
Rider T1(8)	May 2024	July 2024	September 2024	1,170	291
Rider U(5)(9)	October 2023	July 2024	August 2024	150	76
DSM Riders(10)	December 2023	July 2024	September 2024	86	(21)
DSM Riders(11)	December 2024	Pending	September 2025	97	11
(1)
In addition, Virginia Power has various riders associated with other projects with an aggregate total annual revenue requirement of approximately $18 million as of December 31, 2024. There are various pending applications associated with such riders, which if approved, would result in a net increase of approximately $24 million.
(2)
Rider GEN includes $348 million in total revenue requirement related to the consolidation of Riders BW, GV and four other riders associated with generation facilities, ceasing the separate collection of rates under these riders effective April 1, 2025 and the extension of existing rates for Rider BW through March 2025. In addition, Virginia Power also requests approval to recover costs associated with the Virginia LNG Storage Facility described above.
(3)
The Virginia Commission approved four solar generation projects and 13 power purchase agreements in addition to previously approved Rider CE projects. In addition, the approved total revenue requirement includes amounts which had previously been collected under a separate rider.
(4)
Associated with two solar generation projects, two small-scale solar projects and 24 power purchase agreements in addition to previously approved Rider CE projects and power purchase agreements.
(5)
Rider DIST consists of $103 million in total revenue requirement for certain previously approved electric distribution grid transformation projects and $166 million for previously approved phases and proposed phase eight of certain new underground distribution facilities. If approved, would result in the consolidation of Riders GT and U and cease the separate collection of rates under these riders effective June 1, 2025.
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
(11)
Associated with three redesigned energy efficiency programs, one new and two redesigned demand response program and one demand response pilot with a $222 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(12)
Virginia Power amended its application in February 2024.

In June 2024, the Virginia Commission approved Virginia Power’s request, filed in May 2024, to cease Rider RGGI effective July 2024.

Electric Transmission Projects

Significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Germanna substation, transmission line and related projects in Culpeper County, Virginia	November 2023	August 2024	230 kV	2	$55
Construct Daves Store transmission line extension in Prince William County, Virginia	February 2024	October 2024	230 kV	3	70
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	February 2025	500- 230 kV	10	705
Partial rebuild Fredericksburg-Aquia Harbour transmission lines and related projects in Stafford County and the City of Fredericksburg, Virginia	March 2024	February 2025	230- 115 kV	24	135
Construct new Apollo-Twin Creek transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	February 2025	230 kV	2	285
Rebuild Dooms-Harrisonburg transmission lines and related projects in the Counties of Augusta and Rockingham and the Town of Grottoes, Virginia	April 2024	February 2025	230 kV	22	60
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	Pending	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	Pending	230 kV	6	170
Rebuild Aquia Harbor-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	Pending	500- 230 kV	32	210
Partial rebuild, reconductor and construct new New Post transmission lines and related projects in the Counties of Caroline and Spotsylvania, Virginia	August 2024	Pending	230 kV	38	120
Construct new Centreport transmission line, substation and related projects in Stafford County, Virginia	September 2024	Pending	230 kV	3	55
Partial rebuild and construct new Meadowville transmission lines, substations and related projects in Chesterfield County, Virginia	October 2024	Pending	230 kV	11	190
Construct new Carmel Church and Ruther Glen transmission lines, substations and related projects in Caroline County, Virginia	December 2024	Pending	230 kV	7	85
Construct new Nebula transmission lines, substation and related projects in Mecklenburg County, Virginia	January 2025	Pending	230 kV	15	130
Construct new Culpeper Technology transmission lines, substations and related projects in the Counties of Culpeper, Orange and Fauquier and the Town of Culpeper, Virginia	February 2025	Pending	230 kV	13	255
(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved during 2024 and early 2025 or applied for and currently pending approval with aggregate cost estimates of approximately $145 million and $65 million, respectively.

In November 2013, the Virginia Commission issued an order granting Virginia Power a CPCN to construct approximately 7 miles of new overhead 500 kV transmission line from the existing Surry switching station in Surry County to a new Skiffes Creek switching station in James City County, and approximately 20 miles of new 230 kV transmission line in James City County, York County and the City of Newport News from the proposed new Skiffes Creek switching station to Virginia Power’s existing Whealton substation in the City of Hampton. In February 2019, the transmission line project was placed into service. In March 2019, the U.S. Court of Appeals for the D.C. Circuit issued an order vacating the permit from the U.S. Army Corps of Engineers issued in July 2017 and ordered the U.S. Army Corps of Engineers to do a full environmental impact study of the project. In April 2019, Virginia Power and the U.S. Army Corps of Engineers filed petitions for rehearing with the U.S. Court of Appeals for the D.C. Circuit, asking that the permit from the U.S. Army Corps of Engineers remain in effect while an environmental impact study is performed. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied the request for rehearing and ordered the U.S. District Court for the D.C. Circuit to consider and issue a ruling on whether the permit should be vacated during the U.S. Army Corps of Engineers’ preparation of an environmental impact statement. In November 2019, the U.S. District Court for the D.C. Circuit issued an order allowing the permit to remain in effect while an environmental impact statement is prepared. In November 2020, the U.S. Army Corps of Engineers issued a draft environmental impact statement noting there is no better alternative. This matter is pending.

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

In October 2024, Virginia Power, the North Carolina public staff and other parties of record filed a settlement agreement with the North Carolina Commission for approval. The settlement agreement provides for a non-fuel, base rate increase of $37 million effective November 1, 2024 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective February 1, 2025, and an authorized ROE of 9.95%. In addition, the settlement agreement provides that Virginia Power may file with the North Carolina Commission an application for an annual rider to seek recovery of incurred North Carolina jurisdictional CCR expenses, with the first such rider, if approved by the North Carolina Commission, covering costs for the period July 1, 2024 through December 31, 2024. In January 2025, the North Carolina Commission approved the settlement agreement.

In February 2025, the North Carolina Commission approved Virginia Power’s request to recover $6 million in CCR expenses through a CCR rider on an interim basis, with rates effective March 2025.

Virginia Power Fuel Filing

In August 2024, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. As subsequently updated in October 2024, Virginia Power proposed a total $107 million decrease to the fuel component of its electric rates for the rate year beginning February 1, 2025. In addition, Virginia Power proposed the implementation of a three-month decrement rider effective November 1, 2024 to reduce the over-recovery of the fuel component of its electric rates during the current rate year. In January 2025, the North Carolina Commission approved the filing.

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

In February 2025, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2025. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $154 million. This matter is pending.

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

In January 2025, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2025. This matter is pending.

Electric - Transmission Projects

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

In December 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Ritter - Yemassee Transmission Line #2, comprised of a 17-mile 230 kV transmission line and associated facilities in Colleton and Hampton Counties, South Carolina with an estimated total project cost of $55 million. This matter is pending.

NOTE 14. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of the Companies’ long-lived assets. The Companies’ AROs are primarily associated with the decommissioning of their nuclear generation facilities, ash pond and landfill closures and CCR remediation.

The Companies have also identified, but not recognized, AROs related to the retirement of certain electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in the Companies’ generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

The changes to AROs during 2023 and 2024 were as follows:

(millions)	Dominion Energy	Virginia Power
AROs at December 31, 2022	$5,427	$4,093
Obligations incurred during the period	16	9
Obligations settled during the period	(193)	(169)
Revisions in estimated cash flows(1)	603	564
Accretion	222	156
AROs at December 31, 2023(2)	$6,075	$4,653
Obligations incurred during the period(3)	1,126	469
Obligations settled during the period	(347)	(259)
Revisions in estimated cash flows(4)	300	342
Accretion	272	192
AROs at December 31, 2024(2)	$7,426	$5,397

(1)
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
(2)
Includes $434 million and $352 million reported in other current liabilities for Dominion Energy at December 31, 2023 and 2024, respectively.
(3)
Primarily reflects AROs related to CCR remediation as discussed below.
(4)
Primarily reflects revisions for increased costs related to the completion of nuclear decommissioning cost studies for Millstone, Surry and North Anna inclusive of a charge of $122 million ($89 million after-tax) within impairment of assets and other charges in Dominion Energy’s Consolidated Statements of Income (reflected in the Corporate and Other segment). In addition, there were downward revisions for CCR remediation costs at Dominion Energy and future ash pond and landfill closure costs of certain electric generation facilities at Virginia Power.

Dominion Energy’s AROs at December 31, 2024 and 2023, include $2.6 billion and $1.9 billion, respectively, with $1.4 billion and $1.0 billion recorded by Virginia Power, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2024 and 2023, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of equity and debt securities, totaled $8.1 billion and $6.9 billion, respectively. At December 31, 2024 and 2023, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $4.3 billion and $3.7 billion, respectively.

AROs at December 31, 2024 also include $828 million, with $404 million recorded at Virginia Power, related to Dominion Energy’s CCR remediation activities. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Dominion Energy believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 19 different stations, including 12 at Virginia Power. In connection with this rule, in 2024, Dominion Energy and Virginia Power recorded an increase to their AROs of $1.1 billion and $420 million, respectively, with a corresponding increase of $536 million and $234 million, respectively, to regulatory assets for amounts recoverable through retail electric rates, including riders, for electric generation stations that have been retired, $505 million and $152 million, respectively, to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $34 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers at Virginia Power. Subsequently in 2024, Dominion Energy recorded an adjustment to decrease the ARO and related property, plant and equipment by $215 million to reflect updated information concerning one facility. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

In addition, AROs at December 31, 2024 and 2023 include $3.2 billion and $3.4 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. In 2024, Virginia Power revised its estimated cash flow projections associated with ash pond and landfill closure costs at certain of its utility generation facilities attributable to changes in the scheduling of certain projects and as a result recorded a decrease to its AROs of $64 million with a corresponding decrease of $56 million to regulatory assets for amounts recoverable through riders and $8 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers. In 2023, Virginia Power revised its estimated cash flow projections associated with ash pond and landfill closure costs at certain of its utility generation facilities in connection with obtaining replacement contracts for certain services following the bankruptcy of a previous vendor along with general updates of the contractual rates. As a result, Virginia Power recorded an increase to its AROs of $552 million with a corresponding increase of $471 million to regulatory assets for amounts recoverable through riders and $81 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers. Regulatory mechanisms, primarily associated with legislation enacted in Virginia in 2019, provide for recovery of costs to be incurred. See Note 12 for additional information.

NOTE 15. LEASES

At December 31, 2024 and 2023, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
At December 31,	2024	2023	2024	2023
(millions)
Lease assets:
Operating lease assets(1)	$588	$578	$410	$393
Finance lease assets(2)	267	258	146	104
Total lease assets	$855	$836	$556	$497
Lease liabilities:
Operating lease liabilities(3)	$36	$36	$22	$20
Finance lease liabilities(4)	62	60	35	31
Total lease liabilities - current	98	96	57	51
Operating lease liabilities (5)	644	627	399	377
Finance lease liabilities(6)	214	203	110	72
Total lease liabilities - noncurrent	858	830	509	449
Total lease liabilities	$956	$926	$566	$500

(1)
Dominion Energy includes $588 million and $561 million at December 31, 2024 and 2023, respectively, in other deferred charges and other assets, with the remaining balance at December 31, 2023 in assets held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other deferred charges and other assets in its Consolidated Balance Sheets.
(2)
Dominion Energy includes $267 million and $244 million at December 31, 2024 and 2023, respectively, in property, plant and equipment in its Consolidated Balance Sheets, net of $199 million and $142 million at December 31, 2024 and 2023, respectively, of accumulated amortization, with the remaining balance at December 31, 2023 in assets held for sale. Virginia Power’s balances are included in property, plant and equipment in its Consolidated Balance Sheets, net of $88 million and $51 million at December 31, 2024 and 2023, respectively, of accumulated amortization.
(3)
Dominion Energy includes $36 million and $32 million at December 31, 2024 and 2023, respectively, in other current liabilities, with the remaining balance at December 31, 2023 in liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are in other current liabilities in its Consolidated Balance Sheets.
(4)
Dominion Energy includes $62 million and $57 million at December 31, 2024 and 2023, respectively, in securities due within one year, with the remaining balance at December 31, 2023 in liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in securities due within one year in its Consolidated Balance Sheets.
(5)
Dominion Energy includes $644 million and $610 million at December 31, 2024 and 2023, respectively, in other deferred credits and other liabilities, with the remaining balance at December 31, 2023 in liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other deferred credits and other liabilities in its Consolidated Balance Sheets.
(6)
Dominion Energy includes $214 million and $192 million at December 31, 2024 and 2023, respectively, in other long-term debt, with the remaining balance in liabilities held for sale, in its Consolidated Balance Sheets. Virginia Power’s balances are included in other long-term debt in its Consolidated Balance Sheets.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at both December 31, 2024 and 2023 includes property, plant and equipment of $382 million related to facilities subject to power purchase agreements under which Dominion Energy is the lessor. There was $38 million and $28 million of accumulated depreciation related to these facilities recorded in Dominion Energy’s Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023 and 2022, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Dominion Energy			Virginia Power
Year ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Finance lease cost:
Amortization(1)	$54	$50	$41	$24	$24	$15
Interest(2)	14	13	3	5	4	3
Operating lease cost(3)	81	70	53	60	43	32
Short-term lease cost(4)	22	32	31	16	23	21
Variable lease cost	6	6	4	2	2	1
Total lease cost	$177	$171	$132	$107	$96	$72
(1)
Dominion Energy includes $— million, $3 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively, reflected in discontinued operations in its Consolidated Statements of Income.
(2)
Dominion Energy includes $— million, $1 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively, reflected in discontinued operations in its Consolidated Statements of Income.
(3)
Dominion Energy includes $— million, $5 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively, reflected in discontinued operations in its Consolidated Statements of Income.
(4)
Dominion Energy includes $— million, $2 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively, reflected in discontinued operations in its Consolidated Statements of Income.

For the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Dominion Energy			Virginia Power
Year ended December 31,	2024	2023	2022	2024	2023	2022
(millions)
Operating cash flows for finance leases	$14	$13	$3	$5	$4	$3
Operating cash flows for operating leases	106	105	82	74	64	50
Financing cash flows for finance leases	50	47	32	23	19	12

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, include $18 million, $21 million and $16 million, respectively, of rental revenue, included in operating revenue and $10 million, $10 million and $34 million, respectively, of depreciation expense, included in depreciation and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 (reflected in the Corporate and Other segment) within impairment of assets and other charges in its Consolidated Statements of Income.

At December 31, 2024 and 2023, the weighted-average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	Dominion Energy		Virginia Power
December 31,	2024	2023	2024	2023
Weighted-average remaining lease term - finance leases	5 years	5 years	5 years	5 years
Weighted-average remaining lease term - operating leases	31 years	31 years	32 years	33 years
Weighted-average discount rate - finance leases	5.61%	7.14%	6.71%	7.28%
Weighted-average discount rate - operating leases	4.42%	4.11%	5.13%	4.18%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2025	$41	$78	$25	$43
2026	39	69	23	36
2027	36	64	22	32
2028	35	56	21	26
2029	34	40	20	18
After 2029	1,131	17	740	17
Total undiscounted lease payments	1,316	324	851	172
Present value adjustment	(636)	(48)	(430)	(27)
Present value of lease liabilities	$680	$276	$421	$145

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor is providing equity and has obtained financing commitments from debt investors, totaling $715 million, to fund the estimated project costs. The completed project is expected to be delivered to the CVOW Commercial Project in the third quarter of 2025. Dominion Energy has been appointed to act as the construction agent for the lessor, during which time Dominion Energy will request cash draws from the lessor and debt investors to fund all project costs, which totaled $598 million as of December 31, 2024. If the project is terminated under certain events of default, Dominion Energy could be required to pay up to 100% of the then funded amount.

The initial lease term will commence once construction is substantially complete and the vessel is delivered and will mature after five years. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional term, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the outstanding project costs, or (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the outstanding project costs, Dominion Energy may be required to make a payment to the lessor for the difference between the outstanding project costs and sale proceeds. Dominion Energy is not considered the owner during construction for financial accounting purposes and, therefore, will not reflect the construction activity in its consolidated financial statements. Dominion Energy expects to recognize a right-of-use asset and a corresponding finance lease liability at the commencement of the lease term. Dominion Energy will be considered the owner of the leased property for tax purposes, and as a result, will be entitled to tax deductions for depreciation and interest expense.

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

Dominion Energy

At December 31, 2024, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment. See Note 9 for additional details regarding the nature of this entity.

Dominion Energy and Virginia Power

The Companies’ nuclear decommissioning trust funds and Dominion Energy’s rabbi trusts hold investments in limited partnerships or similar type entities, as discussed in Note 9. Dominion Energy and Virginia Power concluded that these partnership investments are VIEs due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Energy and Virginia Power have concluded neither is the primary beneficiary as they do not have the power to direct the activities that most significantly impact these VIEs’ economic performance. Dominion Energy and Virginia Power are obligated to provide capital contributions to the partnerships as required by each partnership agreement based on their ownership percentages. Dominion Energy and Virginia Power’s maximum exposure to loss is limited to their current and future investments.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $494 million, $463 million and $396 million for the years ended December 31, 2024, 2023 and 2022, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $38 million and $32 million at December 31, 2024 and 2023, respectively, recorded in payables to affiliates in the Consolidated Balance Sheets. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

As described in Note 18, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. The Companies’ Consolidated Balance Sheets at December 31, 2024 included balances for VPFS in prepayments (less than $1 million), regulatory assets-current ($124 million), other current assets ($41 million), regulatory assets-noncurrent ($1.0 billion), securities due within one year ($163 million), accrued interest, payroll and taxes ($10 million) and securitization bonds ($1.1 billion).

As described in Note 10, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets at December 31, 2024 included balances for OSWP in cash and cash equivalents ($70 million), customer receivables (less than $1 million), prepayments ($10 million), regulatory assets-current ($6 million), property, plant and equipment ($5.8 billion), regulatory assets-noncurrent ($52 million), other deferred charges and other assets (less than $1 million), accrued interest, payroll and taxes (less than $1 million) and asset retirement obligations ($38 million).

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

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2024
Joint revolving credit facility(2)(3)	$6,000	$2,061	$10	$3,929
At December 31, 2023
Joint revolving credit facility(2)	$6,000	$3,547	$16	$2,437
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s credit facility was 4.74% and 5.69% at December 31, 2024 and 2023, respectively.
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

DESC’s short-term financings are supported through its access as a co-borrower to the joint revolving credit facility discussed above with the Companies. At December 31, 2024, the sub-limit for DESC was $500 million.

In March 2023, FERC granted DESC authority through March 2025 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $2.2 billion outstanding with maturity dates of one year or less. In addition, in March 2023, FERC granted GENCO authority through March 2025 to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. In January 2025, DESC and GENCO applied to FERC for a two-year short-term borrowing authorization in amounts not to exceed $1.8 billion and $300 million, respectively. The applications are pending.

In addition to the credit facility mentioned above, Dominion Energy had the following credit facilities and agreements:

•
A credit facility which allowed it to issue up to approximately $30 million in letters of credit, which matured in June 2024. At December 31, 2023, Dominion Energy had $25 million in letters of credit outstanding under this facility.
•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At December 31, 2024 and 2023, $48 million and $54 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At December 31, 2024, Dominion Energy had $88 million in letters of credit issued and outstanding under this agreement, including $77 million for Virginia Power.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. Through February 2025, Virginia Power had issued $50 million in letters of credit.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated

maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2024 and 2023, Dominion Energy’s Consolidated Balance Sheets include $439 million and $409 million, respectively, presented within short-term debt with weighted-average interest rates of 4.50% and 5.50%, respectively. The proceeds are used for general corporate purposes and to repay debt.

In January 2023, Dominion Energy entered into a $2.5 billion 364-day term loan facility which bore interest at a variable rate and was scheduled to mature in January 2024 with the proceeds to be used to repay existing long-term debt and short-term debt upon maturity and for other general corporate purposes. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used to repay long-term debt. In February and March 2023, Dominion Energy borrowed $500 million and $1.0 billion, respectively, with the proceeds used for general corporate purposes and to repay long-term debt. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $2.5 billion with respect to such facility presented within securities due within one year. In January 2024, the facility was amended to mature July 2024. The amended agreement contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, Questar Gas and PSNC Transactions be applied to any outstanding borrowings under the facility. In March 2024, Dominion Energy repaid the full $2.5 billion outstanding using after-tax proceeds received in connection with the East Ohio Transaction. The maximum allowed total debt to total capital ratio under the facility was consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

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

In October 2023, Dominion Energy entered into a $2.25 billion 364-day term loan facility which bore interest at a variable rate with the proceeds to be used for general corporate purposes, which was scheduled to mature in October 2024. Concurrently, Dominion Energy borrowed an initial $1.0 billion with the proceeds used for general corporate purposes, including to repay short-term and long-term debt. In November and December 2023, Dominion Energy borrowed $500 million and $750 million, respectively, with the proceeds used for general corporate purposes. Dominion Energy also had the ability through August 2024 to request an increase in the amount of this facility by up to an additional $500 million. The agreement contained certain mandatory early repayment provisions, including that any after-tax proceeds in connection with the East Ohio, PSNC and Questar Gas Transactions, following the repayment of the 364-day term loan facility entered into in January 2023, be applied to any outstanding borrowings under this facility. At December 31, 2023, Dominion Energy’s Consolidated Balance Sheet included $2.25 billion with respect to such facility presented within securities due within one year. In March 2024, Dominion Energy repaid $1.8 billion using after-tax proceeds received in connection with the East Ohio Transaction. Subsequently in March 2024, Dominion Energy requested and received a $500 million increase to the amount of the facility and concurrently borrowed $500 million with the proceeds used for general corporate purposes. In May 2024, Dominion Energy repaid the full $976 million outstanding under the facility, using after-tax proceeds received in connection with the Questar Gas Transaction. The maximum allowed total debt to total capital ratio under this facility was consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $6.0 billion joint revolving credit facility. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy, Questar Gas (through May 2024) and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2024
Joint revolving credit facility(2)(3)	$6,000	$950	$10
At December 31, 2023
Joint revolving credit facility(2)	$6,000	$455	$10
(1)
The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 4.73% and 5.65% at December 31, 2024 and 2023, respectively.
(2)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At December 31, 2024, the sub-limit for Virginia Power was $1.75 billion. If Virginia Power has liquidity needs in excess of its sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in June 2026, with the potential to be extended by the borrowers to June 2028. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $2.0 billion (or the sub-limit, whichever is less) of letters of credit.
(3)
In May 2024, the joint revolving credit facility was amended to remove Questar Gas as a co-borrower.

In addition to the credit facility mentioned above, Virginia Power had the following credit facilities and agreements:

•
A credit facility entered into in January 2023 which allowed it to issue up to $125 million in letters of credit and was scheduled to mature in January 2026. At December 31, 2023, less than $1 million in letters of credit were issued and outstanding under this facility with no amounts drawn under the letters of credit. As of March 2024, the credit facility had been terminated.
•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At December 31, 2024 and 2023, $112 million and $124 million, respectively, in letters of credit were issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At December 31, 2024, Virginia Power had $77 million, out of Dominion Energy’s total $88 million, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. Through February 2025, Virginia Power had issued $50 million in letters of credit.

NOTE 18. LONG-TERM DEBT

	2024 Weighted- average Coupon(1)	Dominion Energy		Virginia Power
At December 31,		2024	2023	2024	2023
(millions, except percentages)
Term Loans, variable rate, due 2024		$—	$4,750
Sustainability Revolving Credit Agreement, variable rate, due 2025(2)		—	450
Unsecured Senior Notes:
1.45% to 7.00%, due 2024 to 2052(3)	4.16%	11,176	11,476
Junior Subordinated Notes:
3.071% due 2024		—	700
Payable to Affiliated Trust, 8.4%, due 2031	8.40%	10	10
5.75% to 7.0% due 2054 to 2055(4)	6.82%	3,250	685
Virginia Electric and Power Company:
Unsecured Senior Notes, 2.30% to 8.875%, due 2024 to 2054	4.38%	18,785	16,935	$18,785	$16,935
Tax-Exempt Financings, 0.75% to 3.80%, due 2032 to 2041(5)	2.68%	625	625	625	625
Senior Secured Deferred Fuel Cost Bonds, 4.877% and 5.088%, due 2029 and 2033	4.94%	1,217	—	1,217	—
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.23%	4,134	4,134
Tax-Exempt Financings(6):
Variable rate due 2038	3.70%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
GENCO, variable rate due 2038	3.70%	33	33
Other	3.58%	1	1
Secured Senior Notes, 4.82%, due 2042(7)		—	291
Tax-Exempt Financing, 3.80% due 2033(8)		—	27
Total Principal		$39,320	$40,206	$20,627	$17,560
Securities due within one year and supplemental credit facility borrowings(7)(9)		(1,662)	(6,839)	(513)	(350)
Unamortized discount, premium and debt issuance costs, net		(347)	(311)	(186)	(167)
Finance leases		214	192	110	72
Total long-term debt		$37,525	$33,248	$20,038	$17,115

(1)
Represents weighted-average coupon rates for debt outstanding as of December 31, 2024.
(2)
This $900 million supplemental credit facility, entered in 2021, and amended in June 2024, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. In May 2022, Dominion Energy borrowed $900 million. The proceeds from these borrowings were used to support environmental sustainability and social investment initiatives ($450 million) and for general corporate purposes ($450 million). In June 2022, Dominion Energy repaid $450 million borrowed for general corporate purposes. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In May 2024, Dominion Energy repaid $450 million borrowed to support environmental sustainability and social investment initiatives. In June 2024, the facility was amended to extend the maturity date to June 2025.
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
(6)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2025.
(7)
Represents debt associated with Eagle Solar. In February 2024, Eagle Solar redeemed the remaining principal outstanding of $279 million. The debt which otherwise would have matured in 2042 was nonrecourse to Dominion Energy and was secured by Eagle Solar's interest in certain solar facilities. As such, these borrowings are presented within securities due within one year in Dominion Energy’s Consolidated Balance Sheets at December 31, 2023. Dominion Energy recognized a charge of $10 million during the year ended December 31, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of these notes.
(8)
In October 2024, Dominion Energy redeemed all $27 million in outstanding principal amount of its 3.80% Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds at par plus accrued interest. The bonds would have otherwise matured in 2033.
(9)
Dominion Energy and Virginia Power’s weighted-average rate for securities due within one year was 3.70% and 3.73%, respectively, as of December 31, 2024.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2024 were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
(millions, except percentages)
Dominion Energy
First Mortgage Bonds	$—	$—	$—	$53	$—	$4,081	$4,134
Unsecured Senior Notes	1,500	2,120	1,783	1,195	500	22,864	29,962
Senior Secured Deferred Fuel Cost Bonds	163	171	180	190	198	315	1,217
Tax-Exempt Financings	—	—	—	39	—	708	747
Junior Subordinated Notes	—	—	—	—	—	3,260	3,260
Total	$1,663	$2,291	$1,963	$1,477	$698	$31,228	$39,320
Weighted-average Coupon	3.70%	2.80%	3.86%	4.11%	3.44%	4.87%
Virginia Power
Unsecured Senior Notes	$350	$1,150	$1,350	$700	$500	$14,735	$18,785
Senior Secured Deferred Fuel Cost Bonds	163	171	180	190	198	315	1,217
Tax-Exempt Financings	—	—	—	—	—	625	625
Total	$513	$1,321	$1,530	$890	$698	$15,675	$20,627
Weighted-average Coupon	3.73%	3.34%	3.77%	4.03%	3.44%	4.58%

The Companies’ credit facilities and debt agreements, both short-term and long-term, contain customary covenants and default provisions. As of December 31, 2024, there were no events of default under these covenants.

First Mortgage Bonds

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035. The proceeds were used for general corporate purposes and/or to repay short-term debt.

Senior Secured Deferred Fuel Cost Bonds

In February 2024, VPFS issued $439 million of 5.088% senior secured deferred fuel cost bonds with a scheduled final payment date of May 2027 and a final maturity date of May 2029 and $843 million of 4.877% senior secured deferred fuel cost bonds with a scheduled final payment date of May 2031 and a final maturity date of May 2033. The full principal of each tranche of bonds is payable semi-annually according to a sinking fund schedule. Interest on each tranche of bonds accrues from the date of issuance and is payable semi-annually. Payment on the bonds commenced in November 2024. The scheduled final payment date for the applicable tranche is the date by which all interest and principal for such tranche is expected to be paid in full. The final maturity date of the applicable tranche is the legal maturity date for such tranche. The bonds are not subject to optional redemption prior to their stated maturity. VPFS as the issuer of the bonds is a bankruptcy remote, wholly-owned special purpose subsidiary of Virginia Power formed in October 2023 for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of deferred fuel cost bonds. VPFS is considered to be a VIE primarily because its equity capitalization is insufficient to support its operations. Virginia Power is considered the primary beneficiary and consolidates VPFS as it has the power to direct the most significant activities of VPFS, including performing servicing activities such as billing and collecting the deferred fuel cost charges. Pursuant to the financing order issued by the Virginia Commission in November 2023, Virginia Power sold to VPFS its right to receive revenues from the non-bypassable deferred fuel cost charges from Virginia Power’s retail customers in Virginia, except for certain exempt customers, as deferred fuel cost property. The securitization bondholders have recourse solely with respect to the deferred fuel cost property owned by VPFS and no recourse to any other assets of Dominion Energy or Virginia Power. Any deferred fuel cost charges collected by Virginia Power to pay for bond servicing and other qualified costs are deferred fuel cost property solely owned by VPFS. Any deferred fuel cost charges collected by Virginia Power are remitted to a trustee and are not available to other creditors of Virginia Power or Dominion Energy.

Junior Subordinated Notes

In October 2014, Dominion Energy issued $685 million of October 2014 hybrids that bore interest at 5.75% per year until October 1, 2024. In October 2024, Dominion Energy redeemed all $685 million in outstanding principal amount at par plus accrued interest including interest accrued at a floating rate effective October 2024. The notes would have otherwise matured in 2054. Dominion

Energy recorded a charge of $7 million ($5 million after-tax) within interest expense in its Consolidated Statements of Income in connection with this early redemption.

In May 2024, Dominion Energy issued $2.0 billion of junior subordinated notes, consisting of $1.0 billion of 2024 Series A JSNs and $1.0 billion of 2024 Series B JSNs that mature in 2055 and 2054, respectively. The 2024 Series A JSNs will bear interest at 6.875% until February 1, 2030. The interest rate will reset every five years beginning on February 1, 2030, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.386%, provided that the interest rate will not reset below 6.875%. The 2024 Series B JSNs will bear interest at 7.0% until June 1, 2034. The interest rate will reset every five years beginning on June 1, 2034, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.511%, provided that the interest rate will not reset below 7.0%. Dominion Energy may defer interest payments on the 2024 Series A JSNs or 2024 Series B JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2024 Series A JSNs and the 2024 Series B JSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2024 Series A JSNs and the 2024 Series B JSNs. Dominion Energy used the proceeds from this issuance for general corporate purposes including the repayment of short-term debt, the repayment of amounts outstanding under the Sustainability Revolving Credit Agreement as discussed above and the repurchase of Series B Preferred Stock as discussed in Note 19.

In November 2024, Dominion Energy issued $1.25 billion of 2024 Series C JSNs that mature in 2055. The 2024 Series C JSNs will bear interest at 6.625% until May 15, 2035. The interest rate will reset every five years beginning on May 15, 2035, to equal the then-current-five-year U.S. Treasury rate plus a spread of 2.207%. Dominion Energy may defer interest payments on the 2024 Series C JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2024 Series C JSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2024 Series C JSNs. Dominion Energy used the proceeds from the issuance for general corporate purposes and to repay short-term debt.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates from 2020 and 2021 to December 2024. As a result of this noncash financing activity with an embedded interest rate swap, Dominion Energy recorded $326 million in other long-term debt representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 1.19%, in its Consolidated Balance Sheets with an embedded interest rate derivative that had a fair value of zero at inception. In August 2021, Dominion Energy settled certain of the outstanding interest rate swaps which would have otherwise matured in December 2024, resulting in a $39 million reduction in other long-term debt. In August 2022, Dominion Energy settled certain of the outstanding interest rate swaps which would have otherwise matured in December 2024, resulting in a $154 million reduction in other long-term debt. In December 2024, Dominion Energy settled the remaining outstanding interest rate swaps resulting in a $144 million reduction in securities due within one year.

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

NOTE 19. PREFERRED STOCK

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At December 31, 2024, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock. At December 31, 2023, Dominion Energy had issued and outstanding 1.8 million shares preferred stock, 0.8 million and 1.0 million of which were designated as the Series B Preferred Stock and the Series C Preferred Stock, respectively.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2024 and 2023, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2024 or 2023.

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
(2)
Dominion Energy recorded dividends of $12 million ($7.292 per share) for the year ended December 31, 2022. In addition, Dominion Energy recorded interest expense of $7 million on the Series A Preferred Stock for the year ended December 31, 2022, following the reclassification of these shares to a mandatorily redeemable liability effective June 2022 as discussed above.
(3)
Payment of $44 million was made in 2022.

Series B Preferred Stock

In December 2019, Dominion Energy issued 800,000 shares of Series B Preferred Stock for $791 million, net of $9 million of issuance costs. The preferred stock had a liquidation preference of $1,000 per share and paid a 4.65% dividend per share on the liquidation preference. Dividends were paid cumulatively on a semi-annual basis, commencing June 15, 2020. The dividend rate for the Series B Preferred Stock was scheduled to reset every five years beginning on December 15, 2024 to equal the then-current five-year U.S. Treasury rate plus a spread of 2.993%.

Dominion Energy was permitted to, at its option, redeem the Series B Preferred Stock in whole or in part on December 15, 2024 or on any subsequent fifth anniversary of such date at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Dominion Energy was also permitted to, at its option, redeem the Series B Preferred Stock in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends at any time within a certain period of time following any change in the criteria ratings agencies use to assign equity credit to securities such as the Series B Preferred Stock that had certain adverse effects on the equity credit actually received by the Series B Preferred Stock.

In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million shares of Series B Preferred Stock and in December 2024 redeemed the remaining 0.4 million shares outstanding. Dominion Energy recorded dividends of $24 million ($42.86 per share) for the year ended December 31, 2024, excluding deemed dividends of $10 million representing deferred issuance costs, legal and bank fees and excise tax associated with the repurchase and redemption, and $37 million ($46.50 per share) for each of the years ended December 31, 2023 and 2022.

Series C Preferred Stock

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock for $742 million, net of $8 million of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock valued at $250 million to the qualified benefit pension plans. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.35% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing April 15, 2022. Dominion Energy recorded dividends of $44 million ($43.50 per share) for each of the years ended December 31, 2024, 2023 and 2022. The dividend rate for the Series C Preferred Stock will be reset every five years beginning on April 15, 2027 to equal the then-current five-year U.S. Treasury rate plus a spread of 3.195%. Unless all accumulated and unpaid dividends on the Series C Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series C Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

NOTE 20. EQUITY

Common Stock

Dominion Energy

During 2024, 2023 and 2022, Dominion Energy recorded, net of fees and commissions, $732 million, $94 million and $2.0 billion from the issuance of approximately 14 million, 2 million and 25 million shares of common stock, respectively, as described below.

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans, and in March 2024, began issuing new shares of common stock. During 2024, 2023 and 2022, Dominion Energy issued 2.7 million, 1.7 million and 2.4 million, respectively, of such shares and received proceeds of $138 million, $94 million and $179 million, respectively.

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

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.8 billion in the aggregate. Through August 2024, Dominion Energy entered forward sale agreements for approximately 11.4 million shares of its common stock to be settled by the fourth quarter of 2024 at a weighted-average initial forward price of $53.23 per share. Except in certain circumstances, Dominion Energy could have elected physical, cash or net settlement of the forward sale agreements. In December 2024, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2024 settled the agreements at a weighted-average final forward price of $52.20 and received total proceeds of $594 million.

Additionally, from September through December 2024, Dominion Energy entered forward sale agreements for approximately 9.7 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $57.78 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Other Issuances

In May 2022, Dominion Energy issued 0.9 million shares of its common stock, valued at $72 million, to partially satisfy DESC’s remaining obligation under a settlement agreement with the SCDOR discussed in Note 23.

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

Repurchase of Common Stock

Dominion Energy did not repurchase any shares in 2024, 2023 or 2022, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of December 31, 2024. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

Virginia Power

In the fourth quarter of 2023, Virginia Power issued 49,522 shares of its common stock to Dominion Energy for $3.25 billion with the proceeds utilized to repay substantially all of the outstanding borrowings under Virginia Power’s intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.25 billion of common stock to Dominion Energy through the end of 2023 as part of its reasonable efforts to maintain a common equity capitalization to total capitalization ratio of 52.10% through December 2024 in accordance with legislation enacted in Virginia in April 2023 as discussed in Note 13. Virginia Power did not issue any shares of its common stock to Dominion Energy in 2024 or 2022.

Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative- Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Equity Method Investees(6)	Total
(millions)
Year Ended December 31, 2024
Beginning balance	$(216)	$—	$43		$(173)
Other comprehensive income before reclassifications: gains (losses)	13	(22)	(2)		(11)
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	43				43
Other income (expense)	—	11	(16)		(5)
Total	43	11	(16)		38
Income tax expense (benefit)	(11)	(3)	4		(10)
Total, net of tax	32	8	(12)		28
Net current period other comprehensive income (loss)	45	(14)	(14)		17
Ending balance	$(171)	$(14)	$29		$(156)
Year Ended December 31, 2023
Beginning balance	$(249)	$(44)	$56	$(3)	$(240)
Other comprehensive income before reclassifications: gains (losses)	—	55	—	—	55
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	43	—	—	—	43
Other income (expense)	—	(14)	(18)	—	(32)
Discontinued operations	—	—	—	4	4
Total	43	(14)	(18)	4	15
Income tax expense (benefit)	(10)	3	5	(1)	(3)
Total, net of tax	33	(11)	(13)	3	12
Net current period other comprehensive income (loss)	33	44	(13)	3	67
Ending balance	$(216)	$—	$43	$—	$(173)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $58 million, $73 million and $83 million tax at December 31, 2024, 2023 and 2022, respectively.
(3)
Net of $5 million, $(2) million and $13 million tax at December 31, 2024, 2023 and 2022, respectively.
(4)
Comprised entirely of prior service cost. See Note 22 for additional information.
(5)
Net of $(9) million, $(14) million and $(19) million tax at December 31, 2024, 2023 and 2022, respectively.
(6)
Net of $— million and $1 million tax at December 31, 2023 and 2022, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassification out of AOCI by component:

	Total Derivative- Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Year Ended December 31, 2024
Beginning balance	$15	$1	$16
Other comprehensive income before reclassifications: gains (losses)	13	(5)	8
Amounts reclassified from AOCI (gains) losses:
Other income (expense)	—	4	4
Total	—	4	4
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	3	3
Net current period other comprehensive income (loss)	13	(2)	11
Ending balance	$28	$(1)	$27
Year Ended December 31, 2023
Beginning balance	$16	$(7)	$9
Other comprehensive income before reclassifications: gains (losses)	(1)	7	6
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	1	—	1
Other income (expense)	—	1	1
Total	1	1	2
Income tax expense (benefit)	(1)	—	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	(1)	8	7
Ending balance	$15	$1	$16
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(10) million, $(5) million and $(5) million tax at December 31, 2024, 2023 and 2022, respectively.
(3)
Net of $— million, $— million and $2 million tax at December 31, 2024, 2023 and 2022, respectively.

Stock-Based Awards

The 2024 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the Compensation and Talent Development Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2024, approximately 27 million shares were available for future grants under these plans.

In 2022 and 2023, goal-based stock awards were granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership prior to 2024. Beginning in 2024, officers were granted performance share awards settling in shares or cash or, for officers who have not achieved a certain targeted level of share ownership at the time of grant, settling in shares. At both December 31, 2024 and 2023, unrecognized compensation cost related to these awards was inconsequential.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2024, 2023 and 2022 include $53 million, $44 million and $36 million, respectively, of compensation costs and $12 million, $10 million and $7 million, respectively, of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

Restricted Stock

Restricted stock grants are made to officers under Dominion Energy’s LTIP and may also be granted to certain key non-officer employees. The fair value of Dominion Energy’s restricted stock awards is equal to the closing price of Dominion Energy’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2024, 2023 and 2022:

	Shares (millions)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2021	1.3	$76.65
Granted	0.6	75.08
Vested	(0.4)	77.87
Cancelled and forfeited	(0.1)	73.15
Nonvested at December 31, 2022	1.4	$75.56
Granted	1.0	48.99
Vested	(0.4)	79.89
Cancelled and forfeited	(0.1)	53.36
Nonvested at December 31, 2023	1.9	$61.34
Granted	0.7	55.58
Vested	(0.5)	71.05
Cancelled and forfeited	(0.2)	43.13
Nonvested at December 31, 2024	1.9	$57.10

As of December 31, 2024, unrecognized compensation cost related to nonvested restricted stock awards totaled $70 million and is expected to be recognized over a weighted-average period of 2.1 years. The fair value of restricted stock awards that vested was $25 million, $20 million and $31 million in 2024, 2023 and 2022, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

Cash-Based Performance Grants

Prior to 2024, cash-based performance grants were issued to Dominion Energy’s officers under Dominion Energy’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

In February 2021, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2024 based on the achievement of two performance metrics during 2021, 2022 and 2023: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group and ROIC. There is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. The total of the payout under the grant was $4 million, all of which was accrued at December 31, 2023.

In February 2022, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2025 based on the achievement of three performance metrics during 2022, 2023 and 2024: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS and Non-Carbon Emitting Generation Capacity Performance. There was an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. The total of the payout under the grant was $5 million, all of which was accrued at December 31, 2024.

In February 2023, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2026 based on the achievement of three performance metrics during 2023, 2024 and 2025: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group over a 3-year and a 2-year period and Non-Carbon Emitting Generation Capacity Performance. For officers other than the CEO, there is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. At December 31, 2024, the targeted amount of the three-year grant was $15 million and a liability of $11 million had been accrued for this award.

Performance Share Awards

Performance share awards are granted under Dominion Energy’s LTIP. The performance share awards are settled in cash at the end of the three-year performance period if certain ownership requirements are satisfied. If the ownership requirements have not been met at the time of grant, then the performance share awards are settled in common stock.

In February 2024, a performance share grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2027, based on the achievement of three performance metrics during 2024, 2025 and 2026: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2024, the targeted amount of the three-year grant was $26 million and a liability of $8 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2024, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

The North Carolina Commission, in its order approving the SCANA Combination, limited cumulative dividends payable to Dominion Energy by Virginia Power to (i) the amount of retained earnings the day prior to closing of the SCANA Combination plus (ii) any future earnings recorded by Virginia Power after such closing. In addition, notice to the North Carolina Commission is required if payment of dividends causes the equity component of Virginia Power’s capital structure to fall below 45%.

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

At December 31, 2024, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

See Notes 18 and 19 for a description of potential restrictions on common stock dividend payments by Dominion Energy in connection with the deferral of interest payments on the junior subordinated notes or a failure to pay dividends on the Series C Preferred Stock.

NOTE 22. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

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

Dominion Energy uses December 31 as the measurement date for all of its employee benefit plans. Dominion Energy immediately recognizes the change in the fair value of plan assets and liabilities and net actuarial gains and losses annually in the fourth quarter of each fiscal year as well as whenever a triggering event occurs that is determined to require remeasurement. Actuarial losses attributable to Dominion Energy’s rate regulated operations are deferred to regulatory assets when it is probable that regulators will permit them to be recovered from customers in future rates. Likewise, actuarial gains attributable to Dominion Energy’s rate regulated operations are deferred to regulatory liabilities when it is probable that regulators will require customer refunds or other benefits through future rates.

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns of $738 million and $1.2 billion in 2024 and 2023, respectively, versus expected returns of $982 million and $1.0 billion, respectively. Any investment-related declines in these trusts are immediately recognized in earnings and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

Pension and Other Postretirement Benefit Plan Remeasurements

As a result of the East Ohio and Questar Gas Transactions in 2024, Dominion Energy remeasured its pension and other postretirement benefit plans. The remeasurements resulted in $217 million ($162 million after-tax) of higher market related impacts on pension and other postretirement plans related to the East Ohio and Questar Gas Transactions, reflected in other income (expense) in Dominion Energy’s Consolidated Statement of Income. The discount rates used for the remeasurements related to the East Ohio and Questar Gas Transactions were 5.62% and 5.75% for the pension plans and 5.61%-5.62% and 5.74% for the other postretirement benefit plans, respectively. All other assumptions used for the remeasurements were consistent with the measurement as of December 31, 2023.

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2024	2023	2024	2023
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,431	$8,066	$1,109	$1,127
Service cost	83	96	11	14
Interest cost	431	442	57	61
Benefits paid	(504)	(493)	(88)	(94)
Actuarial (gain) loss during the year	(404)	322	(43)	1
Plan amendments	30	2	—	—
Settlements and curtailments(1)	(415)	(4)	(28)	—
Benefit obligation at end of year	$7,652	$8,431	$1,018	$1,109
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,087	$8,694	$2,062	$1,845
Actual return gain (loss) on plan assets	503	882	235	277
Employer contributions	76	8	—	—
Benefits paid	(504)	(493)	(54)	(60)
Settlements(2)	(684)	(4)	(40)	—
Fair value of plan assets at end of year	$8,478	$9,087	$2,203	$2,062
Funded status at end of year	$826	$656	$1,185	$953
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$883	$647	$1,356	$1,132
Assets held for sale	—	308	—	13
Other current liabilities	(7)	(27)	(13)	(13)
Noncurrent pension and other postretirement benefit liabilities(3)	(50)	(237)	(158)	(179)
Liabilities held for sale	—	(35)	—	—
Net amount recognized	$826	$656	$1,185	$953
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	5.84%-5.87%	5.37%-5.47%	5.83%-5.86%	5.40%-5.42%
Weighted-average rate of increase for compensation	4.40%	4.28%	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.59%-4.62%	4.12%-4.22%	n/a	n/a
(1)
2024 amounts include settlements and curtailment related to the East Ohio and Questar Gas Transactions. Additionally, 2024 and 2023 amounts include settlements of nonqualified pension obligations.
(2)
2024 amounts include settlements related to the East Ohio and Questar Gas Transactions. Additionally, 2024 and 2023 include amounts related to settlements of nonqualified pension obligations.
(3)
Presented within other deferred credits and other liabilities in Dominion Energy's Consolidated Balance Sheets.

Actuarial gains recognized during 2024 in Dominion Energy’s pension benefit obligations were $404 million primarily driven by an increase in the discount rate. Actuarial losses recognized during 2023 in Dominion Energy’s pension benefit obligations were $322 million primarily driven by a decrease in the discount rate. Actuarial gains recognized during 2024 in Dominion Energy’s other postretirement benefit obligations were $43 million primarily driven by an increase in the discount rate. Actuarial losses recognized during 2023 in Dominion Energy’s other postretirement benefit obligations were $1 million primarily driven by a $29 million loss due to a decrease in the discount rate that was largely offset by a $28 million gain from favorable claims and other experience.

The ABO for all of Dominion Energy’s defined benefit pension plans was $7.4 billion and $8.1 billion at December 31, 2024 and 2023, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. Dominion Energy expects to make $22 million of minimum required contributions to its qualified defined benefit pension plans in 2025. Dominion Energy also considers voluntary contributions from time to time, either in the form of cash or equity securities.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2024 and 2023. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2025. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2024	2023	2024	2023
(millions)
Benefit obligation	$724	$7,996	$171	$195
Fair value of plan assets	666	7,697	—	4

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

As of December 31,	2024	2023
(millions)
Accumulated benefit obligation	$715	$792
Fair value of plan assets	666	654

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2025	$537	$89
2026	539	88
2027	546	87
2028	555	85
2029	561	84
2030-2034	2,871	403

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. In December 2024, Dominion Energy revised its long-term strategic target asset allocation for its pension funds to 30% public equity (inclusive of both U.S. equity and non-U.S. equity), 27% fixed income and 43% other alternative investments. Public equity includes investments in U.S. and non-U.S. large-cap, mid-cap and small-cap companies. Fixed income includes government securities and cash. The public equity and fixed income investments are in individual securities as well as mutual funds and exchange traded funds. Other alternative investments include private equity, typically through limited partnerships, and credit and absolute return strategies which include investments in public debt, private debt and hedge funds.

Through December 2024, the long-term strategic target asset allocations for substantially all of Dominion Energy’s pension funds were 26% U.S. equity, 19% non-U.S. equity, 32% fixed income, 3% real assets and 20% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap, mid-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds and exchange-traded funds. Real assets include investments in real estate investment trusts and private partnerships. Other alternative investments include partnership investments in private equity-debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 2.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2024				2023
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$395	$—	$—	$395	$21	$9	$—	$30
Common and preferred stocks:
U.S.	1,004	—	—	1,004	1,145	—	—	1,145
International	723	1	—	724	944	2	—	946
Insurance contracts	—	139	73	212	—	162	—	162
Corporate debt instruments	70	486	11	567	74	750	—	824
Government securities	16	1,303	—	1,319	43	1,720	—	1,763
Total recorded at fair value	$2,208	$1,929	$84	$4,221	$2,227	$2,643	$—	$4,870
Assets recorded at NAV(1):
Commingled funds/collective trust funds				1,771				2,012
Alternative investments:
Real estate funds				37				67
Private equity funds				1,304				1,395
Debt funds				188				236
Hedge funds				319				239
Total recorded at NAV				$3,619				$3,949
Total investments(2)				$7,840				$8,819

(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to pending sales of securities and advanced subscription of $633 million, net accrued income of $21 million, and includes net assets related to pending purchases of securities of $16 million at December 31, 2024. Excludes net assets related to pending sales of securities of $298 million, net accrued income of $24 million, and includes net assets related to pending purchases of securities of $54 million at December 31, 2023.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2024				2023
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7	$—	$—	$7	$3	$1	$—	$4
Common and preferred stocks:
U.S.	946	—	—	946	757	—	—	757
International	74	—	—	74	194	—	—	194
Insurance contracts	—	8	5	13	—	10	—	10
Corporate debt instruments	183	30	1	214	4	36	—	40
Government securities	165	82	—	247	3	100	—	103
Total recorded at fair value	$1,375	$120	$6	$1,501	$961	$147	$—	$1,108
Assets recorded at NAV(1):
Commingled funds/collective trust funds				495				725
Alternative investments:
Real estate funds				9				11
Private equity funds				147				173
Debt funds				12				14
Hedge funds				20				14
Total recorded at NAV				$683				$937
Total investments(2)				$2,184				$2,045

(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to pending sales of securities and advanced subscription of $19 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2024. Excludes net assets related to pending sales of securities and advanced subscription of $17 million, net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2023.

The following table presents the net change in the Dominion Energy’s pension and other postretirement plan assets included in the Level 3 fair value category:

	Pension Benefits			Other Postretirement Benefits
(millions)	2024	2023	2022	2024	2023	2022
Beginning balance	$—	$—	$—	$—	$—	$—
Total realized and unrealized gains:	—	—	—	—	—	—
Purchases	11	—	—	1	—	—
Transfers into Level 3	73	—	—	5	—	—
Ending balance	$84	$—	$—	$6	$—	$—

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
•
Common and Preferred Stocks—Investments are valued at the closing price reported on the active market on which the individual securities are traded. Investments in certain preferred stocks are classified as Level 2 and are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
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

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $5 million, $18 million and $25 million for the years ended December 31, 2024, 2023 and 2022, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $12 million, $(46) million and $(81) million for the years ended December 31, 2024, 2023 and 2022, respectively, presented in discontinued operations. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
(millions, except percentages)
Service cost	$83	$96	$142	$11	$14	$22
Interest cost	431	442	333	57	61	45
Expected return on plan assets	(811)	(864)	(886)	(171)	(151)	(191)
Amortization of prior service (credit) cost	1	—	—	(36)	(36)	(38)
Net actuarial (gain) loss	(96)	304	726	(107)	(125)	246
Settlements, curtailments and special termination benefits(1)	(56)	—	(3)	(4)	—	(8)
Plan amendment	22	—	—	—	—	—
Net periodic benefit (credit) cost	$(426)	$(22)	$312	$(250)	$(237)	$76
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Prior service (credit) cost	6	2	1	4	—	8
Less amounts included in net periodic benefit cost:
Amortization of prior service credit (cost)	(1)	—	—	36	36	38
Total recognized in other comprehensive income and regulatory assets and liabilities	$5	$2	$1	$40	$36	$46
Significant assumptions used to determine periodic cost:
Discount rate	5.37%-5.75%	5.65%-5.75%	3.06%-3.19%	5.40%-5.74%	5.69%-5.70%	3.04%-5.03%
Expected long-term rate of return on plan assets	7.00%-8.35%	7.00%-8.35%	7.00%-8.35%	8.35%	8.35%	8.35%
Weighted-average rate of increase for compensation	4.28%	4.38%	4.51%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.12%-4.50%	4.40%-4.50%	1.81%-1.94%	n/a	n/a	n/a
Healthcare cost trend rate(2)				7.00%	7.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(2)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(2)				2031	2030	2026-2027
(1)
2024 amounts relate primarily to the East Ohio Transaction. 2022 amounts relate primarily to Dominion Energy’s sale of Hope.
(2)
Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2024	2023	2024	2023
(millions)
Regulatory assets and liabilities(1):
Net actuarial loss (gain)	$496	$1,237	$(65)	$(56)
Prior service cost (credit)	8	2	(41)	(61)
AOCI:
Prior service cost (credit)	2	3	(40)	(60)
Total	$506	$1,242	$(146)	$(177)
(1)
At December 31, 2023, includes $173 million presented in assets and liabilities held for sale.

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

Other Employee Matters

In the first quarter of 2024, Dominion Energy recorded a charge of $23 million ($17 million after-tax) within discontinued operations in the Consolidated Statements of Income attributable to a contribution to its defined contribution employee savings plan associated with the closing of the East Ohio Transaction. In addition, in the first quarter of 2024, Dominion Energy recorded a charge of $13 million ($10 million after-tax) in other operations and maintenance expense in the Consolidated Statements of Income related to a severance accrual for certain employees in connection with the business review.

Virginia Power Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. Virginia Power made no contribution payments to the Dominion Energy Pension Plan during 2024 and 2023. During 2022, Virginia Power made payments to Dominion Energy of $172 million, related to its participation in the Dominion Energy Pension Plan. Virginia Power’s net periodic pension cost related to this plan was $49 million, $34 million and $72 million in 2024, 2023 and 2022, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(72) million, $(60) million and $(81) million in 2024, 2023 and 2022, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

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

Virginia Power funds other postretirement benefit costs through VEBAs. During 2024, 2023 and 2022, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2025.

Defined Contribution Plans

Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2024, 2023 and 2022, Dominion Energy recognized $82 million, $85 million and $75 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2024, 2023 and 2022, Virginia Power recognized $29 million, $26 million and $22 million, respectively, as employer matching contributions to these plans.

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

Ozone Standards

The EPA published final non-attainment designations for the October 2015 ozone standards in June 2018 with states required to develop plans to address the new standard. Certain states in which the Companies operate have developed plans, and had such plans approved or partially approved by the EPA, which are not expected to have a material impact on the Companies’ results of operations or cash flows. In March 2023, the EPA issued a final rule specifying an interstate federal implementation plan to comply with certain aspects of planning for the 2015 ozone standards which was applicable in August 2023 for certain states, including Virginia. The interstate federal implementation plan imposes tighter NOX emissions limits during the ozone season and includes provisions for the use of allowances to cover such emissions. Unless and until implementation plans for the 2015 ozone standards are fully developed and approved and in effect for all states in which the Companies operate, the Companies are unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on the Companies’ results of operations, financial condition and/or cash flows.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. Dominion Energy expects to complete wastewater treatment technology retrofits and modifications at its Williams generating station, with a similar project at its Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed in Note 14, the Companies recorded an increase to their AROs in the second quarter of 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines. Dominion Energy is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, Dominion Energy expects that while such costs for facility improvements, if required, could be material to the Companies’ financial condition and/or cash flows, the existing regulatory frameworks in Virginia and South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2025 depending on receipt of final permits and approvals. At December 31, 2024 and December 31, 2023, Dominion Energy had $56 million and $32 million, respectively, of reserves recorded including a charge of $25 million ($19 million after-tax) that Virginia Power recorded in 2024, reflected in other operations and maintenance expense in the Consolidated Statements of Income. At December 31, 2024 and 2023, Virginia Power had $50 million and $25 million of reserves recorded, respectively. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

Other Legal Matters

The Companies are defendants in a number of lawsuits and claims involving unrelated incidents of property damage and personal injury. In 2024, Dominion Energy resolved a claim associated with operations included in the East Ohio Transaction and at December 31, 2024, Dominion Energy’s Consolidated Balance Sheet includes a $30 million offsetting reserve and insurance receivable. The related charge in Dominion Energy’s Consolidated Statement of Income for the year ended December 31, 2024 is inconsequential. Due to the uncertainty surrounding other matters, the Companies are unable to make an estimate of the potential financial statement impacts; however, they could have a material impact on results of operations, financial condition and/or cash flows.

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy's Consolidated Balance Sheets at December 31, 2024 and 2023 included an inconsequential amount of reserves primarily related to personal injury or wrongful death cases. During the years ended December 31, 2024, 2023 and 2022, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential.

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

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2024 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1, as this unit is in a decommissioning state, was $3.4 billion and $2.0 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2024 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2024 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. In addition, Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Summer unit, particularly when combined with future ratepayer collections and contributions. The Companies believe the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

Nuclear Insurance

The Price-Anderson Amendments Act of 1988 provides the public up to $16.3 billion of liability protection on a per site, per nuclear incident basis, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. During the first quarter of 2024, the total liability protection per nuclear incident available to all participants in the Secondary Financial Protection Program increased from $16.2 billion to $16.3 billion. These increases do not impact Dominion Energy’s responsibility per active unit under the Price-Anderson Amendments Act of 1988. The Companies have purchased $500 million of coverage from commercial insurance pools for Millstone, Summer, Surry and North Anna with the remainder provided through the mandatory industry retrospective rating plan. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $166 million for each of their licensed reactors not to exceed $25 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The current levels of nuclear property insurance coverage for Millstone, Summer, Surry and North Anna are all $1.06 billion.

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna meets or exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $56 million and $30 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $1 million resulting from an event of a non-nuclear origin. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s share of the retrospective premium assessment would not exceed an inconsequential amount.

Millstone, Virginia Power and Summer also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $36 million and $10 million, respectively.

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

In 2024, Virginia Power received payments of $16 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2022 through December 31, 2022. In addition, Dominion Energy received payments of $11 million for resolution of claims incurred at Millstone for the period of July 1, 2022 through June 30, 2023 and $2 million for resolution of its share of claims incurred at Summer for the period of January 1, 2023 through December 31, 2023.

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

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $83 million and $62 million at December 31, 2024 and 2023, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $62 million and $43 million at December 31, 2024 and 2023, respectively.

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Offshore Wind Decommissioning – Minimum Financial Assurance

BOEM requires entities holding a commercial lease for offshore wind facilities to provide financial assurance, as annually determined by BOEM, for future decommission of such facilities including those under development. Decommissioning costs include removing or decommissioning all facilities, projects, cables, pipelines and obstructions, as well as clearing the seafloor of all obstructions created by activities on the leased acreage. The most recent financial assurance calculation received from BOEM for the CVOW Commercial Project, based on its expected completion, was $1.6 billion. As discussed in Note 13, Virginia Power’s November 2024 application for Rider OSW filed with the Virginia Commission included a proposal for Virginia Power to establish a decommissioning trust fund associated with the CVOW Commercial Project. If approved, the applicable amount included within the total revenue requirement of Rider OSW would be allocated for such purposes. To the extent that the minimum financial assurance requirements are not able to be met from such decommission trust funds, if approved, Virginia Power may be required to utilize parent company guarantees, surety bonding or other financial instruments recognized by BOEM.

Long-Term Purchase Agreements

At December 31, 2024, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2025	2026	2027	2028	2029	Thereafter	Total
(millions)
Purchased electric capacity(1)	$70	$71	$72	$71	$71	$383	$738
(1)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $60 million and $58 million for the years ended December 31, 2024 and 2023, respectively.

Guarantees, Surety Bonds and Letters of Credit

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

At December 31, 2024, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,731
Nuclear obligations(2)	220
Solar(3)	207
Other(4)	853
Total(5)(6)	$4,011

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
(6)
In July 2016, Dominion Energy signed an agreement (subsequently amended) with a lessor to construct and lease a new corporate office property in Richmond, Virginia and commenced an initial five-year lease term in August 2019, with certain options at the end of the term to extend the lease, purchase or sell the property. In July 2024, the agreement was amended to reflect Dominion Energy’s election to extend the lease term through July 2029. At the end of the lease term, Dominion Energy can (i) extend the term of the lease for at least one year, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or, (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor equal to the recorded lease balance.

In addition, Dominion Energy had issued an additional $20 million of guarantees at December 31, 2024, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued four guarantees as of December 31, 2024 related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at December 31, 2024, Dominion Energy had purchased $329 million of surety bonds, including $259 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 17, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2024, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

Dominion Energy’s Consolidated Balance Sheets include $32 million and $8 million in other deferred credits and other liabilities at December 31, 2024 and 2023, respectively and $21 million and $6 million in other current liabilities at December 31, 2024 and 2023, respectively, for charitable commitments. In 2024, Dominion Energy made unconditional promises to charitable organizations and as a result recorded charges totaling $72 million ($54 million after-tax) in other income (expense) in its Consolidated Statements of Income for the year ended December 31, 2024 reflected in the Corporate and Other segment. These commitments are primarily to be funded at various intervals through 2028.

NOTE 24. CREDIT RISK

Dominion Energy

As a diversified energy company, Dominion Energy transacts primarily with major companies in the energy industry and with commercial and residential energy consumers. These transactions principally occur in the Northeast, mid-Atlantic and Southeast regions of the U.S. Dominion Energy does not believe that this geographic concentration contributes significantly to its overall exposure to credit risk. In addition, as a result of its large and diverse customer base, Dominion Energy is not exposed to a significant concentration of credit risk for receivables arising from electric and gas utility operations.

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2024, Dominion Energy’s credit exposure totaled $173 million. Of this amount, investment grade counterparties, including those internally rated, represented 81%, and no single counterparty, whether investment grade or non-investment grade, exceeded $55 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2024, Virginia Power’s credit exposure totaled $67 million. Of this amount, investment grade counterparties, including those internally rated, represented 53%, and no single counterparty exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $13 million and $12 million, respectively, as of December 31, 2024, and $28 million and $14 million, respectively, as of December 31, 2023. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. At both December 31, 2024 and 2023, Dominion Energy and Virginia Power had no amounts of collateral posted related to derivatives with credit related contingent provisions that are in a liability position and not fully collateralized with cash. Dominion Energy and Virginia Power had both posted letters of credit as collateral with counterparties covering less than $1 million of fair value of derivative instruments in a liability position at December 31, 2023. There were no letters of credits posted as collateral at December 31, 2024 for both Dominion Energy and Virginia Power. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $13 million and $12 million, respectively, as of December 31, 2024 and $28 million and $14 million, respectively, as of December 31, 2023, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Note 7 for additional information. At December 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $17 million, respectively. At December 31, 2023, Virginia Power’s derivative assets and liabilities with affiliates were $1 million and $79 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2024 and 2023, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $505 million and $456 million, respectively. At December 31, 2024 and 2023, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $663 million and $584 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2024	2023	2022
(millions)
Commodity purchases from affiliates	$585	$582	$1,423
Services provided by affiliates(1)	667	605	519
Services provided to affiliates	22	20	18
(1)
Includes capitalized expenditures of $234 million, $210 million and $177 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. In November 2022, Virginia Power amended its intercompany credit facility with Dominion Energy to increase the maximum capacity to $3.0 billion. In addition in December 2024, Virginia Power amended this facility to extend the maturity date to December 2027. There were $500 million in short-term demand note borrowings from Dominion Energy as of both December 31, 2024 and 2023. The weighted-average interest rate of these borrowings was 4.71% and 5.61% at December 31, 2024 and 2023, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries as of December 31, 2024 and 2023. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $29 million, $80 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In the fourth quarter of 2024, Virginia Power declared a dividend of $407 million.

In the fourth quarter of 2023, Virginia Power issued common stock to Dominion Energy as discussed in Note 20. There were no issuances of Virginia Power’s common stock to Dominion Energy in 2024 or 2022.

In January 2023, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel currently under development with commencement of the 20-month lease term in August 2025 at a total cost of approximately $240 million plus ancillary services. Virginia Power filed an application with the Virginia Commission to amend the lease agreement to potentially accelerate the commencement of the lease term in August 2024 and received approval in October 2024. Virginia Power filed a corresponding application with the North Carolina Commission in September 2024 and received approval in December 2024. In December 2024, the lease was amended.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization, its noncontrolling interest in Wrangler (through March 2022) and Hope (through August 2022). In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio (through March 2024), Questar Gas (through May 2024) and PSNC (through September 2024) Transactions, a noncontrolling interest in Cove Point (through September 2023), certain solar generation facility development operations (through April 2024) and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 9.

Dominion Energy’s CODM for the year ended December 31, 2024 was the COO. The Dominion Energy CODM uses net income (loss) as the primary profit or loss measure at each segment. The Dominion Energy CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In 2024, Dominion Energy reported after-tax net expenses of $644 million in the Corporate and Other segment, including $268 million of after-tax net expenses for specific items with $132 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $232 million ($176 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy;
•
A $122 million ($89 million after-tax) charge related to the revision of AROs for Millstone Unit 1, attributable to Contracted Energy;
•
A $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia;
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
•
$40 million ($30 million after-tax) of charges for dismantling costs associated with the early retirement of certain electric generation facilities, attributable to Dominion Energy Virginia;
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs, attributable to Dominion Energy Virginia; and

•
A $25 million ($19 million after-tax) charge associated with an accrual for remediation costs at a manufactured gas plant site, attributable to Dominion Energy Virginia; partially offset by
•
A $565 million ($434 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($372 million after-tax); and
•
Dominion Energy Virginia ($62 million after-tax).

In 2023, Dominion Energy reported after-tax net expenses of $129 million in the Corporate and Other segment, including $316 million of after-tax net income for specific items with $405 million of after-tax net income attributable to its operating segments.

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

In 2022, Dominion Energy reported after-tax net expenses of $1.4 billion in the Corporate and Other segment, including $1.5 billion of after-tax net expenses for specific items with $2.4 billion of after-tax net expenses attributable to its operating segments.

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
•
Contracted Energy ($16 million after-tax); and
•
Dominion Energy Virginia ($14 million after-tax); partially offset by
•
A $67 million ($49 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy.

The following table presents segment information pertaining to Dominion Energy’s 2024 operations:

Year Ended December 31, 2024	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$10,226	$3,295	$1,099	$(161)	$—	$14,459
Intersegment revenue	9	9	10	1,002	(1,030)	—
Total Operating Revenue	10,235	3,304	1,109	841	(1,030)	14,459
Electric fuel and other energy-related purchases(1)	2,743	775	102	—	(6)	3,614
Purchased electric capacity(1)	68	8	—	—	(2)	74
Purchased gas(1)	—	260	—	—	—	260
Other operations and maintenance(1)(2)	2,217	671	487	1,827	(1,014)	4,188
Depreciation and amortization(1)	1,635	546	76	88	—	2,345
Other taxes(1)	332	292	53	62	(8)	731
Total Operating Expenses	6,995	2,552	718	1,977	(1,030)	11,212
Interest and related charges(1)	856	276	36	906	(187)	1,887
Income tax expense (benefit)(1)	443	80	105	(320)	—	308
Equity in earnings (losses) of equity method investees(3)	—	—	9	(6)	—	3
Other income (expense)(3)	100	(5)	(15)	614	—	694
Interest income(3)	20	7	115	170	(187)	125
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	197	—	197
Noncontrolling Interests	50	—	—	(103)	—	(53)
Net Income (Loss) Attributable to Dominion Energy	2,011	398	359	(644)	—	2,124
Investment in equity method investees(4)	—	—	91	47	—	138
Capital expenditures	9,968	1,105	772	582	—	12,427
Total assets (billions)	70.0	18.4	9.5	10.2	(5.7)	102.4
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges (benefits) and losses (gains) on sale of assets.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

The following table presents segment information pertaining to Dominion Energy’s 2023 operations:

Year Ended December 31, 2023	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$9,575	$3,369	$835	$614	$—	$14,393
Intersegment revenue	(2)	6	16	939	(959)	—
Total Operating Revenue	9,573	3,375	851	1,553	(959)	14,393
Electric fuel and other energy-related purchases(1)	2,918	947	80	—	(10)	3,935
Purchased electric capacity(1)	46	12	—	—	(3)	55
Purchased gas(1)	—	285	—	—	—	285
Other operations and maintenance(1)(2)	1,842	612	544	1,381	(939)	3,440
Depreciation and amortization(1)	1,622	531	105	322	—	2,580
Other taxes(1)	298	285	48	60	(7)	684
Total Operating Expenses	6,726	2,672	777	1,763	(959)	10,979
Interest and related charges(1)	772	249	44	815	(206)	1,674
Income tax expense(1)	471	79	15	3	—	568
Equity in earnings (losses) of equity method investees(3)	—	—	(34)	8	—	(26)
Other income (expense)(3)	65	(4)	22	820	—	903
Interest income(3)	15	6	96	196	(206)	107
Net Loss From Discontinued Operations Including Noncontrolling Interests	—	—	—	(125)	—	(125)
Net Income (Loss) Attributable to Dominion Energy	1,684	377	99	(129)	—	2,031
Investment in equity method investees(4)	—	—	80	188	—	268
Capital expenditures	7,196	957	740	1,342	—	10,235
Total assets (billions)	60.7	17.3	9.1	26.1	(4.1)	109.1
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges (benefits) and losses (gains) on sale of assets.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

The following table presents segment information pertaining to Dominion Energy’s 2022 operations:

Year Ended December 31, 2022	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$9,658	$3,323	$884	$73	$—	$13,938
Intersegment revenue	(15)	7	18	849	(859)	—
Total Operating Revenue	9,643	3,330	902	922	(859)	13,938
Electric fuel and other energy-related purchases(1)	2,913	719	90	—	(11)	3,711
Purchased electric capacity(1)	38	15	—	9	(3)	59
Purchased gas(1)	—	383	—	43	—	426
Other operations and maintenance(1)(2)	1,956	604	448	3,009	(839)	5,178
Depreciation and amortization(1)	1,452	507	123	360	—	2,442
Other taxes(1)	301	269	43	68	(6)	675
Total Operating Expenses	6,660	2,497	704	3,489	(859)	12,491
Interest and related charges(1)	645	220	18	169	(50)	1,002
Income tax expense (benefit)(1)	514	132	55	(642)	—	59
Equity in earnings of equity method investees(3)	—	—	2	19	—	21
Other income (expense)(3)	64	18	(14)	(315)	—	(247)
Interest income(3)	17	6	75	61	(50)	109
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	922	—	922
Net Income (Loss) Attributable to Dominion Energy	1,905	505	188	(1,407)	—	1,191
Capital expenditures	5,187	708	683	1,180	—	7,758
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges (benefits) and losses (gains) on sale of assets.
(3)
Items designated are other segment items for each reportable segment.

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

Virginia Power’s CODM for the year ended December 31, 2024 was the COO. The Virginia Power CODM uses net income (loss) as the primary profit or loss measure at each segment. The Virginia Power CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In 2024, Virginia Power reported after-tax net expenses of $101 million in the Corporate and Other segment, including $102 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2024 primarily related to the impact of the following items:

•
A $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project;
•
$40 million ($30 million after-tax) of charges for dismantling costs associated with the early retirement of certain electric generation facilities;
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs; and
•
A $25 million ($19 million after-tax) charge associated with an accrual for remediation costs at a manufactured gas plant site; partially offset by

•
A $83 million ($62 million after-tax) gain related to investments in nuclear decommissioning trust funds.

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
•
$117 million ($87 million after-tax) of charges associated with storm damage and service restoration in its service territory; and
•
A $78 million ($58 million after-tax) loss related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2024
Operating Revenue	$10,235	$—	$10,235
Electric fuel and other energy-related purchases(1)	2,743	—	2,743
Purchased electric capacity(1)	68	—	68
Other operations and maintenance(1)(2)	2,217	312	2,529
Depreciation and amortization(1)	1,635	9	1,644
Other taxes(1)	332	1	333
Total Operating Expenses	6,995	322	7,317
Interest and related charges (benefit)(1)	856	(8)	848
Income tax expense (benefit)(1)	443	(35)	408
Other income (expense)(3)	100	69	169
Interest income(3)	20	6	26
Noncontrolling Interests	50	(103)	(53)
Net Income (Loss) Attributable to Virginia Power	2,011	(101)	1,910
Capital expenditures	9,968	—	9,968
Total assets (billions)	68.4	—	68.4
2023
Operating Revenue	$9,573	$—	$9,573
Electric fuel and other energy-related purchases(1)	2,918	—	2,918
Purchased electric capacity(1)	46	—	46
Other operations and maintenance(1)(2)	1,842	124	1,966
Depreciation and amortization(1)	1,622	249	1,871
Other taxes(1)	298	—	298
Total Operating Expenses	6,726	373	7,099
Interest and related charges (benefit)(1)	772	(8)	764
Income tax expense (benefit)(1)	471	(82)	389
Other income (expense)(3)	65	51	116
Interest income(3)	15	—	15
Net Income (Loss) Attributable to Virginia Power	1,684	(232)	1,452
Capital expenditures	7,196	—	7,196
Total assets (billions)	58.6	—	58.6
2022
Operating Revenue	$9,643	$11	$9,654
Electric fuel and other energy-related purchases(1)	2,913	—	2,913
Purchased electric capacity(1)	38	8	46
Other operations and maintenance(1)(2)	1,956	652	2,608
Depreciation and amortization(1)	1,452	284	1,736
Other taxes(1)	301	2	303
Total Operating Expenses	6,660	946	7,606
Interest and related charges (benefit)(1)	645	(3)	642
Income tax expense (benefit)(1)	514	(220)	294
Other income (expense)(3)	64	(81)	(17)
Interest income(3)	17	—	17
Net Income (Loss) Attributable to Virginia Power	1,905	(793)	1,112
Capital expenditures	5,187	—	5,187

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.

NOTE 27. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of Dominion Energy’s quarterly results of operations for the years ended December 31, 2024 and 2023 is as follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

Dominion Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2024
Operating revenue	$3,632	$3,486	$3,941	$3,400
Income from continuing operations	833	805	1,218	391
Net income from continuing operations including noncontrolling interests	323	483	973	95
Net income (loss) from discontinued operations including noncontrolling interest	118	97	(15)	(3)
Net income including noncontrolling interests	441	580	958	92
Noncontrolling interests	—	—	—	(53)
Net income attributable to Dominion Energy	441	580	958	145
Basic EPS:
Net income from continuing operations	0.36	0.54	1.14	0.15
Net income (loss) from discontinued operations	0.14	0.12	(0.02)	—
Net income attributable to Dominion Energy	0.50	0.66	1.12	0.15
Diluted EPS:
Net income from continuing operations	0.36	0.54	1.14	0.15
Net income (loss) from discontinued operations	0.14	0.12	(0.02)	—
Net income attributable to Dominion Energy	0.50	0.66	1.12	0.15
Dividends declared per preferred share (Series B)(1)	11.625	9.922	11.625	9.688
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675
2023
Operating revenue	$3,883	$3,166	$3,810	$3,534
Income from continuing operations	1,079	594	1,029	712
Net income from continuing operations including noncontrolling interests	691	407	694	364
Net income (loss) from discontinued operations including noncontrolling interest	281	168	(541)	(33)
Net income including noncontrolling interests	972	575	153	331
Net income attributable to Dominion Energy	972	575	153	331
Basic EPS:
Net income from continuing operations	0.80	0.46	0.81	0.41
Net income (loss) from discontinued operations	0.34	0.20	(0.65)	(0.04)
Net income attributable to Dominion Energy	1.14	0.66	0.16	0.37
Diluted EPS:
Net income from continuing operations	0.80	0.46	0.81	0.41
Net income (loss) from discontinued operations	0.34	0.20	(0.65)	(0.04)
Net income attributable to Dominion Energy	1.14	0.66	0.16	0.37
Dividends declared per preferred share (Series B)	11.625	11.625	11.625	11.625
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675

(1) See Note 19 for a discussion of repurchases and redemptions during the second and fourth quarters.

Dominion Energy’s 2024 results include the impact of the following significant items:

•
First quarter results include $238 million of after-tax losses from lower market related impacts on pension and other postretirement plans and a $108 million after-tax loss on the closing of the East Ohio Transaction, offset by $202 million of after-tax gains related to investments in nuclear decommissioning trust funds.
•
Third quarter results include $132 million of after-tax gains related to investments in nuclear decommissioning trust funds and $103 million of after-tax gains related to the mark-to-market impact of economic hedging activities.
•
Fourth quarter results include $93 million of after-tax losses related to the mark-to-market impact of economic hedging activities and a $77 million after-tax charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project.

Dominion Energy’s 2023 results include the impact of the following significant items:

•
Fourth quarter results include a $275 million after-tax charge for an impairment of certain goodwill associated with the East Ohio and Questar Gas Transactions.
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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2024 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2024, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2024.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2024, of Dominion Energy and our report dated February 27, 2025, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding Dominion Energy’s election to change its method of accounting for the recognition of actuarial gains and losses on its defined benefit pension and other postretirement benefit plans into earnings from an amortization approach to immediate recognition.

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

February 27, 2025

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2024 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2024, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2024.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2025

Item 9B. Other Information

During the last fiscal year, none of the Companies’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Item 1—Election of Directors, Corporate Governance—The Committees of the Board, Other Information – Delinquent Section 16(a) Reports, Corporate Governance—Other Governance Practices and Policies—Code of Ethics and Business Conduct and Corporate Governance—Other Governance Practices and Policies—Securities Trading Policy in the Dominion Energy 2025 Proxy Statement.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Executive Compensation, Compensation of Non-Employee Directors and Corporate Governance—The Committees of the Board—Compensation Committee Interlocks and Insider Participation in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Security Ownership of Certain Beneficial Owners and Management and Executive Compensation—Equity Compensation Plans in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION ENERGY

The information required by this item is incorporated by reference to the sections entitled Corporate Governance—Other Governance Practices and Policies —Certain Relationships and Related Party Transactions and Corporate Governance —Director Independence in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

DOMINION ENERGY

The information required by this item is incorporated by reference to the section entitled Audit-Related Matters—Auditor Fees and Pre-Approval Policy in the 2025 Proxy Statement.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2024 and 2023.

Type of Fees	2024	2023
(millions)
Virginia Power
Audit fees	$3.22	$2.53
Audit-related fees	0.15	0.01
Tax fees	—	—
All other fees	—	0.19
Total Fees	$3.37	$2.73

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

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2024 and 2023 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

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

2.2

Equity Capital Contribution Agreement, dated as of February 21, 2024, by and between Virginia Electric and Power Company and Dunedin Member LLC (Exhibit 2.1, Form 8-K filed February 26, 2024, File No. 1-8489 and File No. 000-55337).

		X	X

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of December 17, 2024 (Exhibit 3.1, Form 8-K filed December 17, 2024, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective February 21, 2024 (Exhibit 3.2.a, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No.1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

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
4.9

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.6, Form 8-K filed June 27, 2019, File No. 1-8489); Sixteenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.3, Form 8-K filed May 20, 2024, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.4, Form 8-K filed May 20, 2024, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of November 1, 2024 (Exhibit 4.3, Form 8-K filed November 18, 2024, File No. 1-8489).

X

4.10	Description of Dominion Energy, Inc.’s Common Stock (Filed herewith).	X

4.11	Description of Virginia Electric and Power Company’s Common Stock (Exhibit 4.19, Form 10-K for the fiscal year ended December 31, 2019 filed February 28, 2020, File No.1-8489).		X

10.1

$6,000,000,000 Fifth Amended and Restated Revolving Credit Agreement, dated June 9, 2021, among Dominion Energy, Inc., Virginia Electric and Power Company, Questar Gas Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, J.P. Morgan Securities LLC and Mizuho Bank, Ltd., as Co-Sustainability Structuring Agent, and other lenders named therein (Exhibit 10.1, Form 8-K filed June 10, 2021, File No. 1-8489); as amended by the First Amendment, dated September 28, 2022, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed September 30, 2022, File No. 1-8489 and File No. 000-55337) and the Second Amendment, dated May 30, 2024, to the Fifth Amended and Restated Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed June 3, 2024, File No. 1-8489 and File No. 000-55337).

		X	X

10.2

$900,000,000 Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto- Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.2, Form 8-K filed June 10, 2021, File No. 1-8489); as amended by the First Amendment, dated October 12, 2022, to the Sustainability Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed October 14, 2022, File No. 1-8489) and the Second Amendment, dated June 7, 2024, to the Sustainability Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed June 7, 2024 (File No. 1-8489).

X

10.3

DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).

X

10.4

DES Services Agreement, dated January 1, 2024, between Dominion Energy Services, Inc. and Virginia Electric and Power Company (Exhibit 10.4, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No.1-8489).

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

		X	X

10.7	Limited Liability Company Agreement of OSW Project LLC, dated as of October 22, 2024 (Exhibit 10.1, Form 8-K filed October 25, 2024, File No. 1-8489 and File No. 000-55337).	X	X

10.8*

Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc., amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489), as amended, March 31, 2006 (Exhibit 10.1, Form 8-K filed April 4, 2006, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power
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

10.11*

Dominion Resources, Inc. New Executive Supplemental Retirement Plan, as amended and restated effective July 1, 2013 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013 File No. 1-8489), as amended September 26, 2014 (Exhibit 10.3, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), as amended effective October 1, 2019 (Exhibit 10.1, Form 8-K filed October 2, 2019, File No. 1-8489), as amended December 11, 2020 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2020 filed February 25, 2021, File No.1-8489), as amended June 21, 2024 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2024 filed August 1, 2024, File No. 1-8489).

X

10.12*

Dominion Resources, Inc. New Retirement Benefit Restoration Plan, as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489, as amended September 26, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended September 30, 2014 filed November 3, 2014), File No. 1-8489), as amended June 21, 2024 (Exhibit 10.5, Form 10-Q for the fiscal quarter ended June 30, 2024 filed August 1, 2024, File No. 1-8489).

X

10.13*

Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective December 15, 2021 (Exhibit 10.13, Form 10-K for the fiscal year ended December 31, 2021 filed February 24, 2022, File No. 1-8489).

X

10.14*

Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated May 7, 2014 (Exhibit 10.4, Form 10-Q for the fiscal quarter ended June 30, 2014 filed July 30, 2014, File No. 1-8489), as amended and restated May 7, 2024 (Exhibit 10.6, Form 10-Q for the fiscal quarter ended June 30, 2024 filed August 1, 2024, File No. 1-8489).

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

10.17*

Dominion Energy, Inc. Deferred Compensation Plan, effective July 1, 2021 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2020, filed February 25, 2021, File No. 1-8489), as amended September 23, 2021 (Exhibit 10.1, Form 10-Q filed November 5, 2021, File No. 1-8489), as amended May 10, 2023 (Exhibit 10.1, Form 10-Q filed August 4, 2023, File No. 1-8489).

X

10.18*	Restricted Stock Agreement for Steven D. Ridge (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).	X

10.19*

Form of 2023 Performance Grant Plan under the 2023 Long-Term Incentive Program approved January 26, 2023, as amended February 9, 2023 (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489), as amended December 13, 2023 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No.1-8489).

X

10.20*

Form of 2023 Goal-Based Stock Award Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489), as amended December 13, 2023 (Exhibit 10.22, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.21*

Form of Restricted Stock Agreement under the 2023 Long-Term Incentive Program approved January 26, 2023 (Exhibit 10.27, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.22*

2023 Goal-Based Stock Award Agreement for Robert M. Blue under the 2023 Long-Term Incentive Program approved February 9, 2023 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2022 filed February 21, 2023, File No. 1-8489).

X

10.23*

Form of 2024 Performance Grant Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.24*

Form of 2024 Performance Share Award Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.25*

Form of Restricted Stock Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.27, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.26*

2024 Performance Share Award Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.28, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.27*

2024 Performance Grant Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.28*	Dominion Energy, Inc. 2024 Incentive Compensation Plan, effective May 7, 2024 (Exhibit 10.1, Form 8-K filed May 8, 2024, File No. 1-2255).	X

10.29*	Form of 2025 Performance Grant Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (filed herewith).	X

10.30*	Form of 2025 Performance Share Award Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (filed herewith).	X

10.31*	Form of 2025 Restricted Stock Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (filed herewith).	X

10.32*	2025 Performance Share Award Agreement for Robert M. Blue under the 2025 Long-Term Incentive Program approved January 23, 2025 (filed herewith).	X

10.33*	2025 Performance Grant Agreement for Robert M. Blue under the 2025 Long-Term Incentive Program approved January 23, 2025 (filed herewith).	X

10.34*	Form of 2025 Key Contributor Restricted Stock Recognition Award (filed herewith).	X

10.35*	Form of 2025 Key Contributor Cash Recognition Award (filed herewith).	X

18	Deloitte & Touche LLP letter, dated February 27, 2025, related to Dominion Energy, Inc.’s financial information (filed herewith).	X

19	Securities Trading Policy (filed herewith).	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

Exhibit Number	Description	Dominion Energy	Virginia Power
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

X

97

Dominion Energy, Inc. Policy for Recovery of Previously Awarded Compensation effective October 2, 2023 (Exhibit 97, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
(Robert M. Blue, President and Chief Executive Officer)

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2025.

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
(Robert M. Blue, Chief Executive Officer)

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2025.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Carlos M. Brown Carlos M. Brown	Director

/s/ Steven D. Ridge Steven D. Ridge	Executive Vice President and Chief Financial Officer

/s/ Michele L. Cardiff Michele L. Cardiff	Senior Vice President, Controller and Chief Accounting Officer