Form 10-Q
period 2025-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2025-05-01
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

600 East Canal Street Richmond, Virginia 23219 (804) 819-2284

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At April 25, 2025, the latest practicable date for determination, Dominion Energy, Inc. had 852,790,571 shares of common stock outstanding and Virginia Electric and Power Company had 324,245 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

2023 Biennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2021 and ending December 31, 2022 and prospective rate base setting for the succeeding annual periods beginning January 1, 2024 and ending December 31, 2025

2025 Biennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2023 and ending December 31, 2024 and prospective rate base setting for the succeeding annual periods beginning January 1, 2026 and ending December 31, 2027

2027 Biennial Review

Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2025 and ending December 31, 2026 and prospective rate base setting for the succeeding annual periods beginning January 1, 2028 and ending December 31, 2029

AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Birdseye	Birdseye Renewable Energy, LLC
BOEM	Bureau of Ocean Energy Management
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
Chesterfield Energy Reliability Center	A proposed 944 MW simple-cycle, natural gas-fired power station in Chesterfield County, Virginia
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment
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

NOX	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak
ozone season	The period May 1st through September 30th, as determined on a federal level

Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(millions, except per share amounts)
Operating Revenue	$4,076	$3,632
Operating Expenses
Electric fuel and other energy-related purchases	962	959
Purchased electric capacity	9	12
Purchased gas	147	120
Other operations and maintenance	898	855
Depreciation and amortization	582	621
Other taxes	209	202
Impairment of assets and other charges	46	30
Total operating expenses	2,853	2,799
Income from operations	1,223	833
Other income (expense)	5	119
Interest and related charges	480	574
Income from continuing operations including noncontrolling interests before income tax expense	748	378
Income tax expense	55	55
Net Income From Continuing Operations Including Noncontrolling Interests	693	323
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	(1)	118
Net Income Including Noncontrolling Interests	692	441
Noncontrolling Interests	46	—
Net Income Attributable to Dominion Energy	$646	$441
Amounts Attributable to Dominion Energy
Net income from continuing operations	$647	$323
Net income (loss) from discontinued operations	(1)	118
Net income attributable to Dominion Energy	$646	$441
EPS - Basic
Net income from continuing operations	$0.75	$0.36
Net income (loss) from discontinued operations	—	0.14
Net income attributable to Dominion Energy	$0.75	$0.50
EPS - Diluted
Net income from continuing operations	$0.75	$0.36
Net income (loss) from discontinued operations	—	0.14
Net income attributable to Dominion Energy	$0.75	$0.50

(1)
Includes income tax expense of less than $1 million and $54 million for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(millions)
Net income including noncontrolling interests	$692	$441
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(16)	7
Changes in unrealized net gains (losses) on investment securities(2)	13	(26)
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	8	7
Net realized (gains) losses on investment securities(5)	2	6
Net pension and other postretirement benefit costs (credits)(6)	(3)	(1)
Total other comprehensive income (loss)	4	(7)
Comprehensive income including noncontrolling interests	696	434
Comprehensive income (loss) attributable to noncontrolling interests	46	—
Comprehensive income attributable to Dominion Energy	$650	$434

(1) Net of $5 million and $(1) million tax for the three months ended March 31, 2025 and 2024, respectively.

(2) Net of $(5) million and $10 million tax for the three months ended March 31, 2025 and 2024, respectively.

(3) Net of $— million and $— million tax for the three months ended March 31, 2025 and 2024, respectively.

(4) Net of $(2) million and $(4) million tax for the three months ended March 31, 2025 and 2024, respectively.

(5) Net of $— million and $(2) million tax for the three months ended March 31, 2025 and 2024, respectively.

(6) Net of $— million and $3 million tax for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$355	$310
Customer receivables (less allowance for doubtful accounts of $30 at both periods)(2)	2,045	2,169
Other receivables (less allowance for doubtful accounts of $2 at both periods)	323	358
Inventories	1,765	1,764
Regulatory assets(2)	996	992
Derivative assets	251	436
Other(2)	671	584
Total current assets	6,406	6,613
Investments
Nuclear decommissioning trust funds	7,879	8,051
Investment in equity method affiliates	132	138
Other	360	361
Total investments	8,371	8,550
Property, Plant and Equipment
Property, plant and equipment(2)	97,574	94,844
Accumulated depreciation and amortization	(26,405)	(25,982)
Total property, plant and equipment, net	71,169	68,862
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,341	8,288
Other(2)	6,125	5,959
Total deferred charges and other assets	18,609	18,390
Total assets	$104,555	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$2,070	$1,725
Short-term debt	2,084	2,500
Accounts payable	995	1,149
Accrued interest, payroll and taxes(2)	897	1,045
Regulatory liabilities	512	579
Supplemental credit facility borrowings	—	—
Other(3)	2,220	2,291
Total current liabilities	8,778	9,289
Long-Term Debt
Long-term debt	35,457	33,034
Securitization bonds(2)	1,054	1,054
Junior subordinated notes	3,222	3,223
Supplemental credit facility borrowings	—	—
Other	216	214
Total long-term debt	39,949	37,525
Deferred Credits and Other Liabilities
Deferred income taxes	6,522	6,412
Deferred investment tax credits	1,089	1,070
Regulatory liabilities	8,793	9,196
Other(2)	8,702	8,731
Total deferred credits and other liabilities	25,106	25,409
Total liabilities	73,833	72,223
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (see Note 16)	991	991
Common stock – no par(4)	24,424	24,383
Retained earnings	2,102	2,035
Accumulated other comprehensive loss	(152)	(156)
Shareholders’ equity	27,365	27,253
Noncontrolling interests	3,357	2,939
Total equity	30,722	30,192
Total liabilities and equity	$104,555	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 853 million shares and 852 million shares outstanding at March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2023	2	$1,783	838	$23,728	$2,229	$(173)	$27,567	$—	$27,567
Net income including noncontrolling interests					441		441	—	441
Issuance of stock			—	31			31		31
Stock awards (net of change in unearned compensation)			—	4			4		4
Preferred stock dividends (see Note 16)					(20)		(20)		(20)
Common stock dividends ($0.6675 per common share) and distributions					(559)		(559)	—	(559)
Other comprehensive loss, net of tax						(7)	(7)		(7)
Other					—		—		0
March 31, 2024	2	$1,783	838	$23,763	$2,091	$(180)	$27,457	$—	$27,457

December 31, 2024	1	$991	852	$24,383	$2,035	$(156)	$27,253	$2,939	$30,192
Net income including noncontrolling interests					646		646	46	692
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	6			6		6
Contributions from Stonepeak to OSWP								400	400
Distributions from OSWP to Stonepeak								(28)	(28)
Preferred stock dividends (see Note 16)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(569)		(569)	—	(569)
Other comprehensive loss, net of tax						4	4		4
Other					1		1		1
March 31, 2025	1	$991	853	$24,424	$2,102	$(152)	$27,365	$3,357	$30,722

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$692	$441
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	660	694
Deferred income taxes	82	(237)
Deferred investment tax benefits	(10)	(10)
Impairment of assets and other charges	46	109
Loss from East Ohio Transaction	—	96
Net (gains) losses on nuclear decommissioning trust funds and other investments	116	(294)
Other adjustments	(7)	59
Changes in:
Accounts receivable	137	133
Inventories	2	16
Deferred fuel and purchased gas costs, net	(368)	495
Prepayments and deposits, net	(14)	42
Accounts payable	(41)	(126)
Accrued interest, payroll and taxes	(148)	153
Net realized and unrealized changes related to derivative activities	123	257
Pension and other postretirement benefits	(70)	201
Other operating assets and liabilities	(17)	(47)
Net cash provided by operating activities	1,183	1,982
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,213)	(2,769)
Acquisition of solar development projects	(1)	(161)
Proceeds from East Ohio Transaction	—	4,275
Proceeds from sales of securities	931	695
Purchases of securities	(955)	(757)
Contributions to equity method affiliates	(3)	(7)
Distributions from equity method affiliates	—	126
Other	3	(17)
Net cash provided by (used in) investing activities	(3,238)	1,385
Financing Activities
Repayment of short-term debt, net	(416)	(330)
364-day term loan facility borrowings	—	3,000
Repayment of 364-day term loan facility borrowings	—	(6,774)
Issuance of long-term debt	3,200	1,000
Repayment and repurchase of long-term debt	(400)	(942)
Issuance of securitization bonds	—	1,282
Contributions from Stonepeak to OSWP	400	—
Distributions from OSWP to Stonepeak	(28)	—
Issuance of common stock	35	31
Common dividend payments	(569)	(559)
Other	(55)	(40)
Net cash provided by (used in) financing activities	2,167	(3,332)
Increase in cash, restricted cash and equivalents	112	35
Cash, restricted cash and equivalents at beginning of period	365	301
Cash, restricted cash and equivalents at end of period	$477	$336

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(millions)
Operating Revenue(1)	$2,765	$2,489
Operating Expenses
Electric fuel and other energy-related purchases(1)	769	701
Purchased electric capacity	7	13
Other operations and maintenance:
Affiliated suppliers	134	102
Other	476	429
Depreciation and amortization	398	448
Other taxes	97	93
Impairment of assets and other charges (benefits)	46	(17)
Total operating expenses	1,927	1,769
Income from operations	838	720
Other income (expense)	25	63
Interest and related charges(1)	243	190
Income before income tax expense	620	593
Income tax expense	92	128
Net Income Including Noncontrolling Interests	$528	$465
Noncontrolling Interests	46	—
Net Income Attributable to Virginia Power	$482	$465

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
(millions)
Net income including noncontrolling interests	$528	$465
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(7)	7
Changes in unrealized net gains (losses) on investment securities(2)	2	(5)
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	—	1
Total other comprehensive income (loss)	(5)	3
Comprehensive income including noncontrolling interests	523	468
Comprehensive income (loss) attributable to noncontrolling interests	46	—
Comprehensive income attributable to Virginia Power	$477	$468

(1)
Net of $2 million and $(1) million tax for the three months ended March 31, 2025 and 2024, respectively.
(2)
Net of $— million and $1 million tax for the three months ended March 31, 2025 and 2024, respectively.
(3)
Net of $— million and $(1) million tax for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$180	$160
Customer receivables (less allowance for doubtful accounts of $22 and $23)(2)	1,551	1,612
Other receivables (less allowance for doubtful accounts of $2 at both periods)	157	168
Affiliated receivables	32	27
Inventories (average cost method)	1,134	1,148
Derivative assets(3)	54	248
Regulatory assets(2)	659	697
Other(2)	267	194
Total current assets	4,034	4,254
Investments
Nuclear decommissioning trust funds	4,200	4,286
Other	4	4
Total investments	4,204	4,290
Property, Plant and Equipment
Property, plant and equipment(2)	72,852	70,550
Accumulated depreciation and amortization	(18,338)	(18,033)
Total property, plant and equipment, net	54,514	52,517
Deferred Charges and Other Assets
Regulatory assets(2)	4,565	4,537
Other(2)(3)	2,986	2,789
Total deferred charges and other assets	7,551	7,326
Total assets	$70,303	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$1,298	$548
Short-term debt	244	950
Accounts payable	612	660
Payables to affiliates	162	133
Accrued dividend(3)	—	407
Affiliated current borrowings	1,675	500
Accrued interest, payroll and taxes(2)	453	366
Regulatory liabilities	294	385
Other(2)(3)	1,613	1,688
Total current liabilities	6,351	5,637
Long-Term Debt
Long-term debt	19,361	18,874
Securitization bonds(2)	1,054	1,054
Other	112	110
Total long-term debt	20,527	20,038
Deferred Credits and Other Liabilities
Deferred income taxes	4,145	4,045
Deferred investment tax credits	634	640
Regulatory liabilities	6,277	6,574
Other(2)(3)	6,320	6,300
Total deferred credits and other liabilities	17,376	17,559
Total liabilities	44,254	43,234
Commitments and Contingencies (see Note 17)
Equity
Common stock – no par(4)	8,987	8,987
Other paid-in capital	1,006	1,006
Retained earnings	12,677	12,194
Accumulated other comprehensive income	22	27
Shareholder’s equity	22,692	22,214
Noncontrolling interests	3,357	2,939
Total equity	26,049	25,153
Total liabilities and equity	$70,303	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 324,245 shares outstanding at both March 31, 2025 and December 31, 2024.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid- In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2023	324	$8,987	$1,113	$11,541	$16	$21,657	$—	$21,657
Net income				465		465		465
Dividends				(250)		(250)		(250)
Other comprehensive income, net of tax					3	3		3
Other				1		1		1
March 31, 2024	324	$8,987	$1,113	$11,757	$19	$21,876	$—	$21,876
								0
December 31, 2024	324	$8,987	$1,006	$12,194	$27	$22,214	$2,939	$25,153
Net income including noncontrolling interests				482		482	46	528
Contributions from Stonepeak to OSWP							400	400
Distributions from OSWP to Stonepeak							(28)	(28)
Other comprehensive income, net of tax					(5)	(5)		(5)
Other				1		1		1
March 31, 2025	324	$8,987	$1,006	$12,677	$22	$22,692	$3,357	$26,049

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$528	$465
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	439	486
Deferred income taxes	75	284
Deferred investment tax benefits	(6)	(6)
Impairment of assets and other charges (benefits)	46	(17)
Net (gains) losses on nuclear decommissioning trust funds and other investments	11	(39)
Other adjustments	(26)	(3)
Changes in:
Accounts receivable	66	109
Affiliated receivables and payables	24	(177)
Inventories	13	(13)
Prepayments and deposits, net	1	34
Deferred fuel expenses, net	(323)	131
Accounts payable	39	(64)
Accrued interest, payroll and taxes	87	121
Net realized and unrealized changes related to derivative activities	121	107
Other operating assets and liabilities	47	57
Net cash provided by operating activities	1,142	1,475
Investing Activities
Plant construction and other property additions	(2,669)	(2,058)
Purchases of nuclear fuel	(54)	(44)
Acquisition of solar development projects	(1)	—
Proceeds from sales of securities	568	471
Purchases of securities	(588)	(516)
Other	16	2
Net cash used in investing activities	(2,728)	(2,145)
Financing Activities
Repayment of short-term debt, net	(706)	(455)
Issuance (repayment) of affiliated current borrowings, net	1,175	(499)
Issuance of long-term debt	1,250	1,000
Repayment of long-term debt	—	(350)
Issuance of securitization bonds	—	1,282
Contributions from Stonepeak to OSWP	400	—
Distributions from OSWP to Stonepeak	(28)	—
Common dividend payments to parent	(407)	(250)
Other	(10)	(23)
Net cash provided by financing activities	1,674	705
Increase in cash, restricted cash and equivalents	88	35
Cash, restricted cash and equivalents at beginning of period	206	90
Cash, restricted cash and equivalents at end of period	$294	$125

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2025 and results of operations, changes in equity and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the Companies’ 2024 Consolidated Financial Statements and Notes have been reclassified to conform to the 2025 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the items described below.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2025	March 31, 2024	December 31, 2024	December 31, 2023
(millions)
Dominion Energy
Cash and cash equivalents(1)	$355	$306	$310	$217
Restricted cash and equivalents(2)(3)(4)	122	30	55	84
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$477	$336	$365	$301
Virginia Power
Cash and cash equivalents	$180	$119	$160	$90
Restricted cash and equivalents(3)(4)	114	6	46	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$294	$125	$206	$90

(1)
At March 31, 2024 and December 31, 2023, Dominion Energy had $41 million and $33 million, respectively, of cash and cash equivalents included in assets held for sale.
(2)
At both March 31, 2024 and December 31, 2023, Dominion Energy had $4 million of restricted cash and equivalents included in current assets held for sale with the remaining balances presented within other assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Includes $108 million, $41 million and $6 million at VPFS attributable to VIEs at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

(4)
Unless otherwise noted, restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Three Months Ended March 31,	2025	2024
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$1,037	$753
Leases(2)	68	161

(1)
See Note 3 for noncash financing activities related to debt assumed with the closing of the East Ohio Transaction.
(2)
Includes $11 million and $26 million of financing leases at March 31, 2025 and 2024, respectively, and $57 million and $135 million of operating leases at March 31, 2025 and 2024, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Three Months Ended March 31,	2025	2024
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$851	$566
Leases(1)	50	142

(1)
Includes $9 million and $22 million of financing leases at March 31, 2025 and 2024, respectively, and $41 million and $120 million of operating leases at March 31, 2025 and 2024, respectively.

Note 3. Acquisitions and Dispositions

Business Review Dispositions

Sale of East Ohio

In September 2023, Dominion Energy entered into an agreement with Enbridge for the East Ohio Transaction, which included the sale of East Ohio and was valued at approximately $6.6 billion, consisting of a purchase price of approximately $4.3 billion in cash and approximately $2.3 billion of assumed indebtedness. The sale closed in March 2024 after all customary closing and regulatory conditions were satisfied, including completion of an internal reorganization, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under 364-day term loan facilities. See Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. The purchase price was subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $97 million ($109 million after-tax) upon the closing of the transaction, including the write-off of $1.5 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 upon closing of the sale and became a component of current income tax expense on the loss on sale disclosed above. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

At the closing of the East Ohio Transaction, Dominion Energy and Enbridge entered into a transition services agreement as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Sale of PSNC

In September 2024, after satisfying all customary closing and regulatory conditions as well as the completion of an internal reorganization, Dominion Energy completed the PSNC Transaction entered in September 2023 and entered into a transition services agreement with Enbridge, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Sale of Questar Gas and Wexpro

In May 2024, after satisfying all customary closing and regulatory conditions as well as the completion of an internal reorganization, Dominion Energy completed the Questar Gas Transaction entered in September 2023 and entered into a transition services agreement with Enbridge, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

In 2023, Dominion Energy recorded a charge of $236 million ($231 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $472 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $10 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax loss on sale. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Other Sales

In April 2024, Dominion Energy completed the sale of Birdseye and the Madison solar project, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended March 31, 2024
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Operating revenue	$229	$298	$695	$—
Operating expense(2)	247	158	575	1
Other income (expense)	(17)	3	1	—
Interest and related charges	15	14	16	—
Income (loss) before income taxes	(50)	129	105	(1)
Income tax expense (benefit)	11	31	84	—
Net income (loss) attributable to Dominion Energy(3)	$(61)	$98	$21	$(1)

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
(3)
Excludes $(69) million of income tax expense (benefit) attributable to consolidated state adjustments for the three months ended March 31, 2024.

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Three Months Ended March 31, 2024
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$65	$82	$100	$—
Significant noncash items
Depreciation, depletion and amortization	—	—	—	—
Accrued capital expenditures		55	20	—

(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2025	2024	2025	2024
(millions)
Regulated electric sales:
Residential	$1,569	$1,365	$1,224	$1,052
Commercial(1)	1,238	1,094	1,027	881
Industrial	194	213	97	106
Government and other retail	308	257	291	241
Wholesale	43	36	37	29
Nonregulated electric sales	372	220	23	14
Regulated gas sales:
Residential	172	151
Commercial	53	48
Other	27	19
Regulated gas transportation and storage	6	4
Other regulated revenue	44	88	39	84
Other nonregulated revenues(2)(3)(4)	59	29	13	10
Total operating revenue from contracts with customers	4,085	3,524	2,751	2,417
Other revenues(2)(5)	(9)	108	14	72
Total operating revenue	$4,076	$3,632	$2,765	$2,489

(1)
Includes large scale users including certain data center customers.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $10 million and $5 million for the three months ended March 31, 2025 and 2024, respectively, at Dominion Energy and $4 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $27 million and $4 million for the three months ended March 31, 2025 and 2024, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $22 million and $28 million for the three months ended March 31, 2025 and 2024, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at March 31, 2025.

At March 31, 2025 and December 31, 2024, Dominion Energy’s contract liability balances were $39 million and $52 million, respectively. At March 31, 2025 and December 31, 2024, Virginia Power’s contract liability balances were $34 million and $46 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2025 and 2024, Dominion Energy recognized revenue of $49 million and $43 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2025 and 2024, Virginia Power recognized $46 million and $40 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2025	2024	2025	2024
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.8	2.8	4.4	4.4
Investment tax credits	(3.1)	(2.4)	(0.9)	(0.7)
Production tax credits	(6.1)	(1.8)	(4.4)	(0.9)
Reversal of excess deferred income taxes	(2.1)	(3.9)	(1.9)	(1.7)
Remeasurements and settlements of uncertain tax positions	(4.0)	—	—	—
AFUDC - equity	(1.0)	(1.3)	(1.1)	(0.7)
Absence of tax on noncontrolling interest	(2.2)	—	(2.5)
Other, net	0.1	0.1	0.2	0.2
Effective tax rate	7.4%	14.5%	14.8%	21.6%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024 and a clean fuel production tax credit for clean fuel produced and sold beginning in 2025. For the three months ended March 31, 2025, Dominion Energy’s and Virginia Power’s effective tax rate includes a $19 million income tax benefit for the nuclear production tax credit. For the same period, Dominion Energy’s effective tax rate includes a $14 million income tax benefit for the clean fuel production tax credit. The ultimate nuclear and clean fuel production tax credits realized by the Companies could vary significantly based on pending final U.S. Treasury guidance. No amounts were realized for the three months ended March 31, 2024.

As of March 31, 2025, Dominion Energy’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. During the first quarter of 2025, Dominion Energy realized substantially all of its unrecognized tax benefits in continuing operations that were outstanding as of December 31, 2024. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.

Discontinued operations

Income tax expense reflected in discontinued operations is less than $1 million and $54 million for the three months ended March 31, 2025 and 2024, respectively. See Note 3 for a discussion of tax expense reflected in discontinued operations during the first quarter of 2024.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Year-to-Date
Three Months Ended March 31,	2025	2024
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$647	$323
Preferred stock dividends (see Note 16)	(11)	(20)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	636	303
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1)	$118
Average shares of common stock outstanding - Basic	852.2	837.6
Net effect of dilutive securities(1)	—	—
Average shares of common stock outstanding - Diluted	852.2	837.6
EPS from continuing operations - Basic	$0.75	$0.36
EPS from discontinued operations - Basic	$—	0.14
EPS attributable to Dominion Energy - Basic	$0.75	$0.50
EPS from continuing operations - Diluted	$0.75	$0.36
EPS from discontinued operations - Diluted	$—	0.14
EPS attributable to Dominion Energy - Diluted	$0.75	$0.50

(1)
Dilutive securities for 2025 consists of certain forward sales agreements entered into in the fourth quarter of 2024 and first quarter of 2025 (applying the treasury stock method).

Certain of the forward sales agreements entered into in the fourth quarter of 2024 and first quarter of 2025 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2025 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Total
(millions)
Three Months Ended March 31, 2025
Beginning balance	$(171)	$(14)	$29	$(156)
Other comprehensive income (loss) before reclassifications: gains (losses)	(16)	13	—	(3)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10	—	—	10
Other income (expense)	—	2	(3)	(1)
Total	10	2	(3)	9
Income tax expense (benefit)	(2)	—	—	(2)
Total, net of tax	8	2	(3)	7
Net current period other comprehensive income (loss)	(8)	15	(3)	4
Ending balance	$(179)	$1	$26	$(152)
Three Months Ended March 31, 2024
Beginning balance	$(216)	$—	$43	$(173)
Other comprehensive income (loss) before reclassifications: gains (losses)	7	(26)	—	(19)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	11
Other income (expense)	—	8	(4)	4
Total	11	8	(4)	15
Income tax expense (benefit)	(4)	(2)	3	(3)
Total, net of tax	7	6	(1)	12
Net current period other comprehensive income (loss)	14	(20)	(1)	(7)
Ending balance	$(202)	$(20)	$42	$(180)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $61 million, $58 million, $68 million and $73 million tax at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively.
(3)
Net of $— million, $5 million, $6 million and $(2) million tax at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively.
(4)
Comprised entirely of prior service cost.
(5)
Net of $(9) million, $(9) million, $(10) million and $(14) million tax at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively.

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended March 31, 2025
Beginning balance	$28	$(1)	$27
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	2	(5)
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	—	—
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(7)	2	(5)
Ending balance	$21	$1	$22
Three Months Ended March 31, 2024
Beginning balance	$15	$1	$16
Other comprehensive income (loss) before reclassifications: gains (losses)	7	(5)	2
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	7	(4)	3
Ending balance	$22	$(3)	$19

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(7) million, $(10) million, $(7) million and $(5) million tax at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively.
(3)
Net of $— million, $— million, $1 million and $— million tax at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023, respectively.

Note 8. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. See Note 9 for additional information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at March 31, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$11	(2)-5	(1)	$11	(2)-4	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	19	(4)-8	4	19	(4)-8	4
Electricity	Discounted cash flow	Market price (per MWh)(3)	178	29-117	48
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	76	3-8	4
		Price volatility(4)		11%-74%	44%
Total assets			$284			$30
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$2	(2)-4	(1)	$2	(2)-4	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	2	(6)-6	2	2	(6)-6	2
Electricity	Discounted cash flow	Market price (per MWh)(3)	11	30-117	55
Total liabilities			$15			$4

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
(millions)
March 31, 2025
Assets
Derivatives:
Commodity	$—	$117	$284	$401	$—	$33	$30	$63
Interest rate	—	654	—	654	—	40	—	40
Foreign currency exchange rate	—	9	—	9	—	9	—	9
Investments(1):
Equity securities:
U.S.	5,186	2	—	5,188	2,662	2	—	2,664
International	162	—	—	162	97	—	—	97
Fixed income:
Corporate debt instruments	—	522	—	522	—	299	—	299
Government securities	150	1,650	—	1,800	91	961	—	1,052
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,527	$2,954	$284	$8,765	$2,850	$1,344	$30	$4,224
Liabilities
Derivatives:
Commodity	$—	$135	$15	$150	$—	$41	$4	$45
Interest rate	—	204	—	204	—	17	—	17
Foreign currency exchange rate	—	121	—	121	—	121	—	121
Total liabilities	$—	$460	$15	$475	$—	$179	$4	$183
December 31, 2024
Assets
Derivatives:
Commodity	$—	$95	$399	$494	$—	$45	$70	$115
Interest rate	—	875	—	875	—	230	—	230
Foreign currency exchange rate	—	30	—	30	—	30	—	30
Investments(1):
Equity securities:
U.S.	5,403	2	—	5,405	2,769	2	—	2,771
International	165	—	—	165	99	—	—	99
Fixed income:
Corporate debt instruments	—	518	—	518	—	294	—	294
Government securities	138	1,605	—	1,743	85	939	—	1,024
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,735	$3,125	$399	$9,259	$2,953	$1,540	$70	$4,563
Liabilities
Derivatives:
Commodity	$—	$108	$15	$123	$—	$31	$2	$33
Interest rate	—	197	—	197	—	—	—	—
Foreign currency exchange rate	—	192	—	192	—	192	—	192
Total liabilities	$—	$497	$15	$512	$—	$223	$2	$225

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $209 million and $212 million of assets at Dominion Energy, inclusive of $75 million and $76 million at Virginia Power, at March 31, 2025 and December 31, 2024, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy		Virginia Power
Period Ended March 31,	2025	2024	2025	2024
(millions)
Beginning balance	$384	$86	$68	$(116)
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	13	(8)
Electric fuel and other energy- related purchases	(25)	(121)	(27)	(119)
Discontinued operations	—	(1)
Included in regulatory assets/ liabilities	(107)	131	(32)	77
Settlements	4	76	17	100
Purchases	—	27	—	20
Ending balance	$269	$190	$26	$(38)

Dominion Energy had $13 million and $(8) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2025 and 2024, respectively. Virginia Power had no unrealized gains or losses for the three months ended March 31, 2025 and 2024.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
March 31, 2025
Long-term debt(2)	$37,306	$35,292	$20,461	$19,010
Securitization bonds(3)	1,217	1,231	1,217	1,231
Junior subordinated notes(2)	3,222	3,337
December 31, 2024
Long-term debt(2)	$34,533	$32,167	$19,224	$17,578
Securitization bonds(3)	1,217	1,218	$1,217	$1,218
Junior subordinated notes(2)	3,223	3,372

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at March 31, 2025 and December 31, 2024.
(3)
Carrying amount includes current portions included in securities due within one year.

Note 9. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments and cash collateral or other instruments under master netting or similar arrangements are discussed in Notes 2 and 7 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. See Note 8 for additional information about fair value measurements and associated valuation methods for derivatives. See Note 18 for additional information regarding credit-related contingent features for the Companies’ derivative instruments.

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
March 31, 2025
Commodity contracts:
Over-the-counter	$153	$8	$—	$145	$32	$7	$—	$25
Exchange	82	82	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	654	178	—	476	40	1	—	39
Foreign currency exchange rate contracts:
Over-the-counter	9	9	—	—	9	9	—	—
Total derivatives, subject to a master netting or similar arrangement	$898	$277	$—	$621	$82	$18	$—	$64
December 31, 2024
Commodity contracts:
Over-the-counter	$197	$20	$—	$177	$95	$14	$—	$81
Exchange	55	54	—	1	2	1	—	1
Interest rate contracts:
Over-the-counter	875	197	—	678	230	—	—	230
Foreign currency exchange rate contracts:
Over-the-counter	30	30	—	—	30	30	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,157	$301	$—	$856	$357	$45	$—	$312

(1)
Excludes derivative assets of $166 million and $242 million at Dominion Energy and $30 million and $18 million at Virginia Power at March 31, 2025 and December 31, 2024, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
March 31, 2025
Commodity contracts:
Over-the-counter	$44	$8	$—	$36	$40	$7	$—	$33
Exchange	96	82	14	—	2	1	1	—
Interest rate contracts:
Over-the-counter	204	178	—	26	17	1	—	16
Foreign currency exchange rate contracts:
Over-the-counter	121	9	—	112	121	9	—	112
Total derivatives, subject to a master netting or similar arrangement	$465	$277	$14	$174	$180	$18	$1	$161
December 31, 2024
Commodity contracts:
Over-the-counter	$42	$20	$—	$22	$15	$14	$—	$1
Exchange	74	54	20	—	1	1	—	—
Interest rate contracts:
Over-the-counter	197	197	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	192	30	—	162	192	30	—	162
Total derivatives, subject to a master netting or similar arrangement	$505	$301	$20	$184	$208	$45	$—	$163

(1)
Excludes derivative liabilities of $10 million and $7 million at Dominion Energy and $3 million and $17 million at Virginia Power at March 31, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at March 31, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of its long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	23	18	23	18
Basis(1)	192	352	151	321
Electricity (MWh in millions):
Fixed price	16	32	7
FTRs	18		18
Interest rate(2) (in millions)	$1,137	$12,476	$112	$3,363
Foreign currency exchange rate(2) (in millions)
Danish Krone	1,944 kr.	419 kr.	1,944 kr.	419 kr.
Euro	€106	€832	€106	€832

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at March 31, 2025:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(179)	$(28)	381	$21	$1	381
Total	$(179)	$(28)		$21	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At March 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$145	$117	$40	$44
Interest rate	92	12
Foreign currency exchange rate	9	78	9	78
Current derivatives under cash flow hedge accounting
Interest rate	5	—	5	—
Total current derivatives(1)	$251	$207	$54	$122
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$256	$33	$23	$1
Interest rate	522	162
Foreign currency exchange rate	—	43	—	43
Noncurrent derivatives under cash flow hedge accounting
Interest rate	35	30	35	17
Total noncurrent derivatives(2)	813	268	58	61
Total derivatives	$1,064	$475	$112	$183
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$171	$78	$84	$32
Interest rate	101	22
Foreign currency exchange rate	27	107	27	107
Current derivatives under cash flow hedge accounting
Interest rate	137	—	137	—
Total current derivatives(1)	$436	$207	$248	$139
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$323	$45	$31	$1
Interest rate	544	175
Foreign currency exchange rate	3	85	3	85
Noncurrent derivatives under cash flow hedge accounting
Interest rate	93	—	93	—
Total noncurrent derivatives(2)	963	305	127	86
Total derivatives	$1,399	$512	$375	$225

(1)
Current derivative liabilities are presented in other current liabilities in the Companies’ Consolidated Balance Sheets.
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

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(10)	$(100)	$(9)	$—	$(101)
Total	$(21)	$(10)	$(100)	$(9)	$—	$(101)
Three Months Ended March 31, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$8	$(11)	$88	$8	$—	$88
Total	$8	$(11)	$88	$8	$—	$88

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy		Virginia Power
Period Ended March 31,	2025	2024	2025	2024
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(39)	$76	$(10)	$41
Electric fuel and other energy-related purchases	(34)	(148)	(36)	(146)
Discontinued operations	—	(24)
Interest rate:
Interest and related charges	3	(78)
Total	$(70)	$(174)	$(46)	$(105)

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

Note 10. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $162 million and $160 million at March 31, 2025 and December 31, 2024, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2025
Equity securities:(1)
U.S.	$1,234	$3,927	$(5)			$5,156	$704	$2,038	$(4)			$2,738
International	51	109	—			160	33	65	—			98
Fixed income securities:(2)
Corporate debt instruments	516	8	(12)		$—	512	305	3	(9)		$—	299
Government securities	1,765	20	(28)		—	1,757	1,057	11	(16)		—	1,052
Insurance contracts(3)	239	—	—			239
Cash equivalents and other(4)	55	—	—		—	55	13	—	—		—	13
Total	$3,860	$4,064	$(45)	(5)	$—	$7,879	$2,112	$2,117	$(29)	(5)	$—	$4,200
December 31, 2024
Equity securities:(1)
U.S.	$1,220	$4,157	$(4)			$5,373	$695	$2,155	$(3)			$2,847
International	52	111	—			163	34	65	—			99
Fixed income securities:(2)
Corporate debt instruments	516	6	(15)		$—	507	303	3	(12)		$—	294
Government securities	1,736	7	(39)		—	1,704	1,038	4	(18)		—	1,024
Insurance contracts(3)	239	—	—			239
Cash equivalents and other(4)	65	—	—		—	65	22	—	—		—	22
Total	$3,828	$4,281	$(58)	(5)	$—	$8,051	$2,092	$2,227	$(33)	(5)	$—	$4,286

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
(4)
Dominion Energy includes pending sales of securities of $25 million and $35 million at March 31, 2025 and December 31, 2024, respectively. Virginia Power includes pending sales of securities of $13 million and $22 million at March 31, 2025, and December 31, 2024, respectively.
(5)
Dominion Energy’s fair value of securities in an unrealized loss position was $779 million and $1.4 billion at March 31, 2025 and December 31, 2024, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $481 million and $796 million at March 31, 2025 and December 31, 2024, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2025	2024	2025	2024
(millions)
Net gains (losses) recognized during the period	$(239)	$459	$(121)	$242
Less: Net (gains) losses recognized during the period on securities sold during the period	6	(10)	4	(9)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(233)	$449	$(117)	$233

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2025 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$29	$19
Due after one year through five years	590	314
Due after five years through ten years	382	172
Due after ten years	1,268	847
Total	$2,269	$1,352

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2025	2024	2025	2024
(millions)
Proceeds from sales	$931	$695	$568	$471
Realized gains(1)	11	32	9	23
Realized losses(1)	20	38	15	23

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

Dominion Energy recorded equity earnings (losses) on its investments of $(7) million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of less than $(1) million and $(10) million for the three months ended March 31, 2025 and 2024, respectively, in discontinued operations, including amounts primarily related to its investment in Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of less than $1 million and $131 million for the three months ended March 31, 2025 and 2024, respectively. Dominion Energy made contributions of $1 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $2 million and $5 million, respectively, which is primarily attributable to capitalized interest.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of less than $1 million and $11 million for the three months ended March 31, 2025 and 2024, respectively, in discontinued operations.

At March 31, 2025 and December 31, 2024, Dominion Energy has recorded a liability of $6 million and $7 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

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

Note 11. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Virginia Power is constructing the CVOW Commercial Project. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.8 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective in March and April 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost increase of $0.1 billion relative to Virginia Power’s February 2025 construction update filing with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of the second quarter of 2025 that either contains steel and/or originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.4 billion.

As a result of the revised total project cost estimate and cost sharing mechanism associated with tariffs enacted by March 31, 2025, in the first quarter of 2025 Virginia Power recorded a charge for costs not expected to be recovered from customers of $45 million within impairment of assets and other charges, which includes $22 million attributable to noncontrolling interests, and an associated income tax benefit of $6 million, all reflected in the Corporate and Other segment, in the Companies’ Consolidated Statements of Income. In addition, Virginia Power expects to record a charge for costs not expected to be recovered from customers of approximately $15 million within impairment of assets and other charges, inclusive of approximately $8 million attributable to noncontrolling interests, in the second quarter of 2025 associated with tariffs enacted in April 2025. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 6% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$92	$38	$—	$3
Securitized cost of fuel used in electric generation(2)	119	124	119	124
Deferred rider costs for Virginia electric utility(3)	246	293	246	293
Ash pond and landfill closure costs(4)	112	108	112	108
Deferred nuclear refueling outage costs(5)	89	97	79	80
NND Project costs(6)	138	138
Derivatives(7)	36	8	34	6
Other	164	186	69	83
Regulatory assets-current	996	992	659	697
Unrecognized pension and other postretirement benefit costs(8)	486	486	—	—
Deferred rider costs for Virginia electric utility(3)	621	651	621	651
Interest rate hedges(9)	167	167	—	—
AROs and related funding(10)	391	387
NND Project costs(6)	1,776	1,811
CCR remediation, ash pond and landfill closure costs(4)	2,903	2,898	2,560	2,560
Deferred cost of fuel used in electric generation(1)	146	—	146	—
Securitized cost of fuel used in electric generation(2)	998	1,040	998	1,040
Derivatives(7)	137	182	103	148
Other	716	666	137	138
Regulatory assets-noncurrent	8,341	8,288	4,565	4,537
Total regulatory assets	$9,337	$9,280	$5,224	$5,234
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	28	92	28	92
Provision for future cost of removal and AROs(11)	119	119	119	119
Reserve for rate credits to electric utility customers(12)	67	73	—	—
Income taxes refundable through future rates(13)	81	88	64	64
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	61	51	25	30
Other	89	89	58	80
Regulatory liabilities-current	512	579	294	385
Income taxes refundable through future rates(13)	2,980	2,988	2,141	2,168
Provision for future cost of removal and AROs(11)	1,856	1,809	1,259	1,210
Nuclear decommissioning trust(15)	2,457	2,550	2,457	2,550
Monetization of guarantee settlement(14)	552	568
Interest rate hedges(9)	300	406	300	406
Reserve for rate credits to electric utility customers(12)	146	161	—	—
Overrecovered other postretirement benefit costs(16)	190	183
Derivatives(7)	154	248	18	25
Other	158	283	102	215
Regulatory liabilities-noncurrent	8,793	9,196	6,277	6,574
Total regulatory liabilities	$9,305	$9,775	$6,571	$6,959

(1)
Reflects deferred fuel expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations.
(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024. See Notes 13 and 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
(3)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects.
(4)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, the balance reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.
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
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 25 years and 24 years for Dominion Energy and Virginia Power, respectively, as of March 31, 2025.
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

At March 31, 2025, Dominion Energy and Virginia Power regulatory assets include $6.1 billion and $4.4 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding key legislation affecting operations or key regulatory developments disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Virginia 2020 Legislation - Recent Development

Energy Efficiency

The VCEA includes an energy efficiency target of 5% energy savings, as measured from a 2019 baseline, through verifiable energy efficiency programs by the end of 2025 with future targets to be set by the Virginia Commission. Virginia Power has the opportunity to offset the lost revenues with margins on program spend if certain targets are achieved and can also seek recovery of the lost revenues associated with energy efficiency programs if such reductions are found to have caused Virginia Power to earn more than 50 basis points below a fair rate of return on its rates for generation and distribution services. In February 2025, the Virginia Commission issued its order establishing energy savings targets for Virginia Power of 3.00% for 2026, 4.00% for 2027 and 5.00% for 2028, as measured from a 2019 baseline.

Virginia Regulation - Recent Developments

2025 Biennial Review

In March 2025, Virginia Power filed its base rate case and accompanying schedules in support of the 2025 Biennial Review in accordance with legislation enacted in Virginia in April 2023. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 7.77% on its generation and distribution services for the test period, compared to the ROE of 9.70% authorized by the Virginia Commission. Accordingly, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at March 31, 2025. Virginia Power proposed a base rate increase of $822 million effective January 2026 with an incremental base rate increase of $345 million effective January 2027. Alternatively, Virginia Power has proposed to include purchased electric capacity expenses as a component of fuel expenses instead of base rates. If the shift is approved, Virginia Power’s proposed base rate increase would be $458 million effective January 2026 with an incremental base rate increase of $173 million effective January 2027. The base rate proposals reflect necessary investments in assets and operating resources, including the impact of significant inflationary pressures on labor, materials and equipment since the 2023 Biennial Review, required to reliably serve a growing customer base. The proposed base rates reflect an ROE of 10.40% utilizing a common equity capitalization to total capitalization ratio of 52.10%. The ROE authorized by the Virginia Commission will be applied to Virginia Power’s riders prospectively and will also be utilized to measure base rate earnings for the 2027 Biennial Review. This matter is pending.

Virginia Fuel Expenses

In March 2025, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.6 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2025 and a projected $205 million under-recovered balance as of June 30, 2025. Virginia Power has proposed to include purchased electric capacity expenses as a component of fuel expenses, consistent with its filing in the 2025 Biennial Review. In addition to the projected energy-related fuel expense, Virginia Power projects $120 million of purchased electric capacity expense to be incurred with PJM from January 1, 2026 to June 30, 2026. Virginia Power’s proposed fuel rate, including purchased electric capacity expense, represents a fuel revenue increase of $860 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2025. This matter is pending.

Virginia Power Equity Application

In April 2025, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $3.5 billion of authorized but unissued shares of its common stock, no par value, through the end of 2025 to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures. This matter is pending.

Renewable Generation Projects

In October 2024, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate two utility-scale projects totaling approximately 208 MW of solar generation as part of its efforts to meet the renewable generation development targets under the VCEA.

The projects, as of October 2024, are expected to cost approximately $605 million in the aggregate, excluding financing costs, and be placed into service between 2026 and 2028. In April 2025, the Virginia Commission approved the petition.

Chesterfield Energy Reliability Center

In March 2025, Virginia Power filed a petition with the Virginia Commission for a CPCN to construct and operate the Chesterfield Energy Reliability Center. The project, if approved, is expected to cost approximately $1.5 billion in the aggregate, excluding financing costs, have a generating capacity of 944 MW and be placed into service in 2029. This matter is pending.

Riders

Other than the following matters, there have been no significant developments regarding the significant riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR(2)	April 2025	Pending	January 2026	$166	$63
Rider CE(3)	October 2024	April 2025	May 2025	182	49
Rider GEN(4)	June 2024	February 2025	April 2025	438	N/A
Rider GEN	June 2024	February 2025	April 2026	311	(127)
Rider GT	March 2025	Pending	June 2025	283	138

(1)
In addition, Virginia Power has a rider associated with another project with a total annual revenue requirement of $25 million as of March 31, 2025, and pending applications associated with other riders, including for the Chesterfield Energy Reliability Center described above, which if approved would result in a net annual revenue requirement increase of $53 million.
(2)
In connection with this application, Virginia Power also requests to extend existing rates for Rider CCR by one month through December 2025.
(3)
Associated with two solar generation projects, two small-scale solar projects and 19 purchased power agreements in addition to previously approved Rider CE projects.
(4)
Rider GEN includes $348 million in total revenue requirement related to the consolidation of Riders BW, GV and four other riders associated with generation facilities, ceasing the separate collection of rates under these riders effective April 1, 2025 and the extension of existing rates for Rider BW through March 2025. In addition, Virginia Power also received approval to recover costs associated with the Virginia LNG Storage Facility through Rider GEN described in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	February 2025	500 kV	14	$205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	March 2025	230 kV	6	170
Rebuild Aquia Harbour-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	March 2025	500- 230 kV	32	210
Construct new Technology Boulevard transmission lines, substation and related projects in Henrico County, Virginia	March 2025	Pending	230 kV	5	60
Construct new Hornbaker transmission lines, switching station and related projects in Prince William County, Virginia	March 2025	Pending	230 kV	5	95
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	Pending	500- 230 kV	11	525
Construct new Duval-Midlothian transmission lines, substation and related projects in Chesterfield County, Virginia	April 2025	Pending	230 kV	7	125

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects applied for and currently pending approval with aggregate cost estimates of approximately $65 million.

Virginia Regulation - Key Development affecting 2024

2023 Biennial Review

In February 2024, the Virginia Commission issued its order in the 2023 Biennial Review. In connection with the order, Virginia Power recorded a net benefit of $17 million ($12 million after-tax) in the first quarter of 2024 within impairment of assets and other charges in its Consolidated Statements of Income for a regulatory asset for previously unrecovered severe weather event costs, which were amortized by the end of 2024.

South Carolina Regulation

Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2025, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2025. In addition, DESC proposed an increase to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $154 million. In March 2025, DESC and the South Carolina Office of Regulatory Staff filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2025 filing that would result in an inconsequential change to the proposed annual increase. In April 2025, the South Carolina Commission approved the settlement agreement, with rates effective with the first billing cycle of May 2025.

Electric DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2025, DESC filed an application with the South Carolina Commission seeking approval to recover $46 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2025. In April 2025, the South Carolina Commission approved the request, effective with the first billing cycle of May 2025.

Electric - Transmission Project

In December 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Ritter - Yemassee Transmission Line #2, comprised of a 17-mile 230 kV transmission line and associated facilities in Colleton and Hampton Counties, South Carolina with an estimated total project cost of $55 million. In April 2025, the South Carolina Commission approved the application.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s Consolidated Statements of Income include $4 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $1 million and $3 million for the three months ended March 31, 2025 and 2024, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 within impairments and other charges in its Consolidated Statements of Income.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $155 million and $115 million for the three months ended March 31, 2025 and 2024, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $51 million and $38 million at March 31, 2025 and December 31, 2024, respectively, recorded in payables to affiliates.

As described in Note 18 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. The Companies’ Consolidated Balance Sheets included balances for VPFS as follows:

	March 31, 2025	December 31, 2024
(millions)
Prepayments(1)	$—	$—
Regulatory assets-current	119	124
Other current assets	108	41
Regulatory assets-noncurrent	998	1,040
Total assets	$1,225	$1,205
Securities due within one year	$163	$163
Accrued interest, payroll and taxes	37	10
Securitization bonds	1,054	1,054
Total liabilities	$1,254	$1,227
(1)
Prepayments are presented in other current assets in the Companies’ Consolidated Balance Sheets.

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets included balances for OSWP as follows:

	March 31, 2025	December 31, 2024
(millions)
Cash and cash equivalents	$159	$70
Customer receivables	—	—
Prepayments(1)	7	10
Regulatory assets-current	4	6
Property, plant and equipment	6,632	5,844
Regulatory assets-noncurrent	52	52
Other deferred charges and other assets	—	—
Total assets	$6,854	$5,982
Accrued interest, payroll and taxes	$—	$—
Other current liabilities	6	—
Asset retirement obligations- noncurrent(2)	67	38
Other deferred credits and other liabilities	4	—
Total liabilities	$77	$38
(1)
Prepayments are presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
Asset retirement obligation-noncurrent are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

Note 16. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy

Dominion Energy’s short-term financing is supported by its joint revolving credit facility. In April 2025, Dominion Energy amended its joint revolving credit facility to, among other things, increase the facility limit from $6.0 billion to $7.0 billion, increase the letters of credit support from $2.0 billion to $3.0 billion and extend the maturity date from June 2026 to April 2030. The key financial covenants in the facility are unchanged except for a technical clarification to the calculation of equity utilized in the total debt to total capital ratio.

At March 31, 2025, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$6,000	$1,638	$7	$4,355

(1)
This credit facility, as amended in April 2025, matures in April 2030, with the potential to be extended by the borrowers to April 2032, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $3.0 billion of letters of credit.

In addition in April 2025, Dominion Energy entered into a $1.0 billion 364-day revolving credit agreement with certain lenders, which bears interest at a variable rate and matures in April 2026. The maximum allowed total debt to total capital ratio under this facility is consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility.

DESC’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with the Companies. At March 31, 2025, the sub-limit for DESC was $500 million. In April 2025, the sub-limit was increased to $1.0 billion.

In March 2025, FERC granted DESC authority through March 2027 to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act) in amounts not to exceed $1.8 billion outstanding with maturity dates of one year or less. In addition, in March 2025, FERC granted GENCO authority through March 2027 to issue short-term indebtedness not to exceed $300 million outstanding with maturity dates of one year or less.

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At March 31, 2025 and December 31, 2024, $44 million and $48 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At March 31, 2025 and December 31, 2024, Dominion Energy had $89 million and $88 million in letters of credit issued and outstanding under this agreement, including $78 million and $77 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At March 31, 2025, Dominion Energy had $52 million in letters of credit issued and outstanding under this agreement, including $50 million for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At March 31, 2025 and December 31, 2024, Dominion Energy’s Consolidated Balance Sheets include $446 million and $439 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as amended in April 2025. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At March 31, 2025, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$6,000	$244	$7

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At March 31, 2025, the sub-limit for Virginia Power was $1.75 billion. In April 2025, the sub-limit was increased to $3.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility, as amended in April 2025, matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At March 31, 2025 and December 31, 2024, $161 million and $112 million, respectively, in letters of credit were issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At March 31, 2025 and December 31, 2024, Virginia Power had $78 million and $77 million, out of Dominion Energy’s total $89 million and $88 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. Through March 31, 2025, Virginia Power had issued $50 million in letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, extend the maturity date from June 2025 to April 2028, increase the commitment from $900 million to $1.0 billion and update certain pricing terms. At March 31, 2025 and December 31,

2024, Dominion Energy had no borrowings outstanding under this facility.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035.

In March 2025, Dominion Energy issued $800 million of 5.0% senior notes and $700 million of 5.45% senior notes that mature in 2030 and 2035, respectively.

In March 2025, Virginia Power issued $625 million of 5.15% senior notes and $625 million of 5.65% senior notes that mature in 2035 and 2055, respectively.

Dominion Energy recognized a charge of $10 million during the three months ended March 31, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both March 31, 2025 and December 31, 2024, Dominion Energy had issued and outstanding 1.0 million of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended March 31, 2025 and 2024. Dominion Energy also recorded dividends on the Series B Preferred Stock of $9 million ($11.625 per share) for the three months ended March 31, 2024 prior to its repurchase and redemption as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $35 million from the issuance of one million shares of common stock for the three months ended March 31, 2025 and $31 million from the issuance of less than one million shares of common stock for the three months ended March 31, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under an existing at-the-market program as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K. During the first quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 8.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered from September through December 2024, Dominion Energy has entered forward sale agreements for approximately 18.5 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $56.62 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Additionally, in February 2025, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to the forward sale agreements cannot exceed $1.2 billion in the aggregate, with Dominion Energy having the ability from time to time to increase such amount at its option. Dominion Energy has not issued any shares or entered into any forward sale agreements under this program.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of March 31, 2025.

Dominion Energy did not repurchase any shares of common stock during the three months ended March 31, 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range to 2029, except in certain circumstances when a facility will be retired by 2034. Dominion Energy expects to complete wastewater treatment technology retrofits and modifications at its Williams generating station, with a similar project at its Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed in Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, the Companies recorded an increase to their AROs in 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines. Dominion Energy is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, Dominion Energy expects that while such costs for facility improvements, if required, could be material to the Companies’ financial condition and/or cash flows, the existing regulatory frameworks in Virginia and South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2025 depending on receipt of final permits and approvals. At both March 31, 2025 and December 31, 2024, Dominion Energy had $56 million, respectively, of reserves recorded. At both March 31, 2025 and December 31, 2024, Virginia Power had $50 million of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

Other Legal Matters

The Companies are defendants in a number of lawsuits and claims involving unrelated incidents of property damage and personal injury. In 2024, Dominion Energy resolved a claim associated with operations included in the East Ohio Transaction and at both March 31, 2025 and December 31, 2024, Dominion Energy’s Consolidated Balance Sheet includes a $30 million offsetting reserve and insurance receivable. Due to the uncertainty surrounding these matters, the Companies are unable to make an estimate of the potential financial statement impacts; however, they could have a material impact on results of operations, financial condition and/or cash flows.

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

At March 31, 2025, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,726
Nuclear obligations(2)	189
Solar(3)	85
Other(4)	794
Total(5)(6)	$3,794

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
(5)
Excludes Dominion Energy’s guarantee of an offshore wind installation vessel discussed in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.
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

In addition, Dominion Energy had issued an additional $20 million of guarantees at March 31, 2025, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued four guarantees as of March 31, 2025 related to Cove Point, previously an equity method investment, in support of terminal services, transportation and construction. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other two guarantees have no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at March 31, 2025, Dominion Energy had purchased $350 million of surety bonds, including $279 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 16, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

At March 31, 2025, Dominion Energy’s credit exposure totaled $144 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 85%. No single counterparty, whether investment grade or non-investment grade, exceeded $56 million of exposure. At March 31, 2025, Virginia Power’s exposure related to wholesale customers totaled $26 million. Of this amount, investment grade counterparties, including those internally rated, represented 32%. No single counterparty, whether investment grade or non-investment grade, exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia

Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $35 million and $33 million, respectively, as of March 31, 2025, and $13 million and $12 million, respectively, as of December 31, 2024. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at March 31, 2025 or December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at March 31, 2025 or December 31, 2024 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $35 million and $33 million, respectively, as of March 31, 2025 and $13 million and $12 million, respectively, as of December 31, 2024, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $30 million and $3 million, respectively. At December 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $17 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At March 31, 2025 and December 31, 2024, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $527 million and $505 million, respectively. At March 31, 2025 and December 31, 2024, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $675 million and $663 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Three Months Ended March 31,	2025	2024
(millions)
Commodity purchases from affiliates	$366	$198
Services provided by affiliates(1)	209	155
Services provided to affiliates	4	4

(1)
Includes capitalized expenditures of $75 million and $53 million for the three months ended March 31, 2025 and 2024, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1.7 billion and $500 million in short-term demand note borrowings from Dominion Energy as of March 31, 2025 and December 31, 2024, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of March 31, 2025 and December 31, 2024. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $14 million and less than $1 million for the three months ended March 31, 2025 and 2024.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2025 and 2024.

In the fourth quarter of 2024, Virginia Power declared a dividend of $407 million, which was paid in March 2025.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $3 million for the three months ended March 31, 2024, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $14 million for the three months ended March 31, 2024, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit cost (credit) are as follows:

	Pension Benefits		Other Postretirement Benefits
Period Ended March 31,	2025	2024	2025	2024
(millions)
Service cost	$19	$22	$3	$3
Interest cost	108	109	14	14
Expected return on plan assets	(169)	(204)	(40)	(42)
Amortization of prior service (credit) cost	—	—	(6)	(9)
Net actuarial (gain) loss	—	(170)	—	(32)
Curtailments(1)	—	(31)	—	(4)
Plan amendment	—	22	—	—
Net periodic benefit (credit) cost	$(42)	$(252)	$(29)	$(70)
(1)
2024 amounts relate primarily to the East Ohio Transaction.

Pension and Other Postretirement Benefit Plan Remeasurement

As a result of the East Ohio Transaction, in the first quarter of 2024 Dominion Energy remeasured its pension and other postretirement benefit plans. The remeasurement resulted in $202 million ($151 million after-tax) of higher market related impacts on pension and other postretirement plans related to the East Ohio Transaction, reflected in other income (expense) in Dominion Energy’s Consolidated Statement of Income. The discount rates used for the remeasurement related to the East Ohio Transaction were 5.62% for the pension plans and 5.61%-5.62% for the other postretirement benefit plans, respectively. All other assumptions used for the remeasurements were consistent with the measurement as of December 31, 2023.

Employer Contributions

During the three months ended March 31, 2025, Dominion Energy made $1 million of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $22 million of minimum required contributions to its qualified defined benefit pension plans in 2025. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2025. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes the entities included in the East Ohio (through March 2024), Questar Gas (through May 2024) and PSNC (through September 2024) Transactions, certain solar generation facility development operations (through April 2024) and a noncontrolling interest in Atlantic Coast Pipeline as discussed in Notes 3 and 10 of this report as well as Notes 3 and 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s CODM is the CEO. The Dominion Energy CODM uses net income (loss) as the primary profit or loss measure at each segment. The Dominion Energy CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In the three months ended March 31, 2025, Dominion Energy reported after-tax net expenses of $176 million in the Corporate and Other segment, including $157 million of after-tax net expenses for specific items with $151 million of after-tax net expenses attributable to its operating segments. In the three months ended March 31, 2024, Dominion Energy reported after-tax net expenses of $185 million in the Corporate and Other segment, including $44 million of after-tax net expenses for specific items with $124 million of after-tax net income attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2025 primarily related to the impact of the following items:

•
A $132 million ($95 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($84 million after-tax); and
•
Dominion Energy Virginia ($11 million after-tax);
•
An $82 million ($61 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia;
•
A $28 million ($21 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy; and
•
A $23 million ($17 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia.

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
•
Dominion Energy Virginia ($27 million after-tax);
•
A $61 million ($47 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy; and
•
A $47 million ($35 million after-tax) charge in connection with a settlement of an agreement, attributable to Contracted Energy.

The following table presents segment information pertaining to Dominion Energy’s operations:

Three Months Ended March 31,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2025
Total revenue from external customers	$2,795	$949	$304	$28	$—	$4,076
Intersegment revenue	(1)	2	3	310	(314)	—
Total Operating Revenue	2,794	951	307	338	(314)	4,076
Electric fuel and other energy-related purchases(1)	769	167	29	—	(3)	962
Purchased electric capacity(1)	7	2	—	—	—	9
Purchased gas(1)	—	147	—	—	—	147
Other operations and maintenance(1)(2)	559	178	111	404	(308)	944
Depreciation and amortization(1)	397	141	22	22	—	582
Other taxes(1)	97	79	15	21	(3)	209
Total Operating Expenses	1,829	714	177	447	(314)	2,853
Interest and related charges(1)	245	71	8	205	(49)	480
Income tax expense (benefit)(1)	132	18	35	(130)	—	55
Equity in earnings (losses) of equity method investees(3)	—	—	—	(7)	—	(7)
Other income (expense)(3)	35	—	(7)	(51)	—	(23)
Interest income(3)	6	4	29	45	(49)	35
Net Loss from Discontinued Operations Including Noncontrolling Interests	—	—	—	(1)	—	(1)
Noncontrolling Interests	68	—	—	(22)	—	46
Net Income (Loss) Attributable to Dominion Energy	561	152	109	(176)	—	646
Investment in equity method investees(4)	—	—	91	41	—	132
Capital expenditures	2,724	297	179	14	—	3,214
Total assets (billions)	71.9	18.5	9.8	10.4	(6.0)	104.6
2024
Total revenue from external customers	$2,489	$892	$306	$(55)	$—	$3,632
Intersegment revenue	—	1	2	234	(237)	—
Total Operating Revenue	2,489	893	308	179	(237)	3,632
Electric fuel and other energy-related purchases(1)	701	233	26	—	(1)	959
Purchased electric capacity(1)	13	(1)	—	—	—	12
Purchased gas(1)	—	120	—	—	—	120
Other operations and maintenance(1)(2)	533	166	104	316	(234)	885
Depreciation and amortization(1)	445	136	18	22	—	621
Other taxes(1)	93	75	14	22	(2)	202
Total Operating Expenses	1,785	729	162	360	(237)	2,799
Interest and related charges(1)	192	67	9	342	(36)	574
Income tax expense (benefit)(1)	116	18	38	(117)	—	55
Other income (expense)(3)	21	(1)	(21)	67	—	66
Interest income(3)	7	2	44	36	(36)	53
Net Income From Discontinued Operations Including Noncontrolling Interests	—	—	—	118	—	118
Net Income (Loss) Attributable to Dominion Energy	424	80	122	(185)	—	441
Capital expenditures	2,102	268	313	247	—	2,930

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

Virginia Power’s CODM is the CEO. The Virginia Power CODM uses net income (loss) as the primary profit or loss measure at each segment. The Virginia Power CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating operating and capital resources to each segment, when assessing the performance of each segment and when determining the compensation of certain employees.

In the three months ended March 31, 2025, Virginia Power reported after-tax net expenses of $79 million in the Corporate and Other segment, including $88 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2024, Virginia Power reported after-tax net income of $41 million in the Corporate and Other segment, including $39 million of after-tax net income for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2025 primarily related to the impact of the following items:

•
An $82 million ($61 million after-tax) loss associated with severe weather events;
•
A $23 million ($17 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
A $14 million ($11 million after-tax) loss related to investments in nuclear decommissioning trust funds.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following item:

•
A $37 million ($27 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

Three Months Ended March 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$2,794	$(29)	$2,765
Electric fuel and other energy-related purchases(1)	769	—	769
Purchased electric capacity(1)	7	—	7
Other operations and maintenance(1)(2)	559	97	656
Depreciation and amortization(1)	397	1	398
Other taxes(1)	97	—	97
Total Operating Expenses	1,829	98	1,927
Interest and related charges(1)	245	(2)	243
Income tax expense (benefit)(1)	132	(40)	92
Other income (expense)(3)	35	(16)	19
Interest income(3)	6	—	6
Noncontrolling Interests	68	(22)	46
Net Income (Loss) Attributable to Virginia Power	561	(79)	482
Capital expenditures	2,724	—	2,724
Total assets (billions)	70.3	—	70.3
2024
Operating Revenue	$2,489	$—	$2,489
Electric fuel and other energy-related purchases(1)	701	—	701
Purchased electric capacity(1)	13	—	13
Other operations and maintenance(1)(2)	533	(19)	514
Depreciation and amortization(1)	445	3	448
Other taxes(1)	93	—	93
Total Operating Expenses	1,785	(16)	1,769
Interest and related charges(1)	192	(2)	190
Income tax expense(1)	116	12	128
Other income(3)	21	29	50
Interest income(3)	7	6	13
Net Income Attributable to Virginia Power	424	41	465
Capital expenditures	2,102	—	2,102

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accounting Matters

As of March 31, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2025	2024	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$646	$441	$205
Diluted EPS	0.75	0.50	0.25

Overview

First Quarter 2025 vs. 2024

Net income attributable to Dominion Energy increased 46%, primarily due to the absence of lower market-related impacts on pension and other postretirement plans, higher rider equity returns reflecting increased capital investments at Virginia Power, decreased unrealized losses on economic hedging activities, an increase in sales to electric utility customers attributable to weather and the absence of an impairment associated with the Questar Gas Transaction. These increases were partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds and the closings of the East Ohio, Questar Gas and PSNC Transactions.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2025	2024	$ Change
(millions)
Operating revenue	$4,076	$3,632	$444
Electric fuel and other energy-related purchases	962	959	3
Purchased electric capacity	9	12	(3)
Purchased gas	147	120	27
Other operations and maintenance	898	855	43
Depreciation and amortization	582	621	(39)
Other taxes	209	202	7
Impairment of assets and other charges	46	30	16
Other income (expense)	5	119	(114)
Interest and related charges	480	574	(94)
Income tax expense	55	55	—
Net income (loss) from discontinued operations including noncontrolling interests	(1)	118	(119)
Noncontrolling interests	46	—	46

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2025 vs. 2024

Operating revenue increased 12%, primarily reflecting:

•
A $192 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $99 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season;
•
A $53 million increase in non-fuel base rates associated with the settlement of the electric base rate case in South Carolina;
•
A $51 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($67 million);
•
A $23 million increase in transition service agreements primarily associated with the East Ohio, Questar Gas and PSNC Transactions;
•
An $18 million increase in sales to electric utility retail customers associated with growth; and
•
A $15 million increase due to the absence of an unplanned outage at Millstone.

These increases were partially offset by:

•
A $29 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers ($55 million), including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024, partially offset by an increase in commodity costs associated with sales to gas utility customers ($26 million); and
•
A $29 million decrease associated with severe weather events affecting Virginia Power.

Electric fuel and other energy-related purchases remained substantially consistent as the increase in the use of purchased renewable energy credits ($63 million) was substantially offset by lower commodity costs for electric utilities ($67 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 23%, primarily due to an increase in commodity costs for gas utility operations, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily due to an increase in charges associated with severe weather events including storm damage and restoration costs affecting Virginia Power ($50 million) and an increase in salaries, wages and benefits ($15 million), partially offset by the absence of costs associated with the business review completed in March 2024 ($15 million).

Depreciation and amortization decreased 6%, primarily due to the absence of RGGI-related amortization ($92 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($41 million).

Impairment of assets and other charges increased 53%, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($45 million) and the absence of a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review ($17 million), partially offset by the absence of a charge in connection with a settlement of an agreement ($47 million).

Other income decreased 96%, primarily due to net investment losses in 2025 compared to net investment gains in 2024 on nuclear decommissioning trust funds ($396 million), a decrease in non-service components of pension and other postretirement employee benefit plan credits ($23 million) and a decrease in earnings from other investments ($21 million), partially offset by the absence of lower market-related impacts on pension and other postretirement plans ($316 million) and an increase in AFUDC associated with rate-regulated projects ($15 million).

Interest and related charges decreased 16%, primarily due to lower unrealized losses in 2025 compared to 2024 associated with freestanding derivatives ($39 million), variable rate debt repaid in 2024 from business review proceeds ($31 million) and higher premiums on interest rate derivatives ($16 million).

Income tax expense remained substantially consistent as higher pre-tax income ($72 million) was offset by an increase in renewable energy tax credits ($54 million) and a benefit associated with the remeasurement of an uncertain tax position ($18 million).

Net income from discontinued operations including noncontrolling interests decreased $119 million, primarily due to the absence of earnings from operations following the closing of the Questar Gas Transaction ($142 million), PSNC Transaction ($100 million) and East Ohio Transaction ($77 million) and the absence of lower tax expense associated with the Questar Gas and PSNC Transactions ($23 million), partially offset by the absence of a loss on the closing of the East Ohio Transaction ($103 million), the absence of an impairment associated with the Questar Gas Transaction ($78 million) and the absence of charges for employee benefit items related to the East Ohio Transaction ($33 million).

Noncontrolling interests increased $46 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $22 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2025	2024	$ Change
(millions)
Net income attributable to Virginia Power	$482	$465	$17

Overview

First Quarter 2025 vs. 2024

Net income increased 4%, primarily due to higher rider equity returns reflecting increased capital investments and an increase in sales to electric utility customers attributable to weather. These increases were partially offset a 50% noncontrolling interest, an increase in charges associated with severe weather events including storm damage and restoration costs and a decrease in net investment earnings on nuclear decommissioning trust funds.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2025	2024	$ Change
(millions)
Operating revenue	$2,765	$2,489	$276
Electric fuel and other energy-related purchases	769	701	68
Purchased electric capacity	7	13	(6)
Other operations and maintenance	610	531	79
Depreciation and amortization	398	448	(50)
Other taxes	97	93	4
Impairment of assets and other charges (benefits)	46	(17)	63
Other income (expense)	25	63	(38)
Interest and related charges	243	190	53
Income tax expense	92	128	(36)
Noncontrolling interests	46	—	46

An analysis of Virginia Power’s results of operations follows:

First Quarter 2025 vs. 2024

Operating revenue increased 11%, primarily reflecting:

•
A $192 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $73 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season;
•
A $18 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $16 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $29 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 10%, primarily due to an increase in the use of purchased renewable energy credits, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 15%, primarily due to an increase in charges associated with severe weather events including storm damage and restoration costs ($50 million) and an increase in salaries, wages and benefits and administrative costs ($41 million).

Depreciation and amortization decreased 11%, primarily due to the absence of RGGI-related amortization ($92 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($31 million).

Impairment of assets and other charges increased $63 million, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($45 million) and the absence of a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review ($17 million).

Other income decreased 60%, primarily due to net investment losses in 2025 compared to net investment gains in 2024 on nuclear decommissioning trust funds ($50 million), partially offset by an increase in AFUDC associated with rate-regulated projects ($18 million).

Interest and related charges increased 28%, primarily due to an increase in long-term debt borrowings ($26 million), an increase in principal on commercial paper and intercompany borrowings with Dominion Energy ($20 million) and increased interest expense associated with rider deferrals ($12 million), which is offset in operating revenue and does not impact net income.

Income tax expense decreased 28%, primarily due to an increase in renewable energy tax credits.

Noncontrolling interests increased $46 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $22 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2025	2024	$ Change	2025	2024	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$561	$424	$137	$0.66	$0.51	$0.15
Dominion Energy South Carolina	152	80	72	0.18	0.10	0.08
Contracted Energy	109	122	(13)	0.13	0.14	(0.01)
Corporate and Other	(176)	(185)	9	(0.22)	(0.25)	0.03
Consolidated	$646	$441	$205	$0.75	$0.50	$0.25

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2025	2024	% Change
Electricity delivered (million MWh)	25.4	23.4	9%
Electricity supplied (million MWh):
Utility	25.4	23.4	9
Non-Jurisdictional	0.3	0.3	—
Degree days (electric distribution and utility service area):
Cooling	20	4	400
Heating	1,942	1,659	17
Average electric distribution customer accounts (thousands)	2,800	2,771	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2025 vs. 2024 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$54	$0.06
Customer usage and other factors	25	0.03
Customer-elected rate impacts	(7)	(0.01)
Rider equity return	133	0.16
Storm damage and restoration costs	8	0.01
Planned outage costs	6	0.01
Nuclear production tax credit	17	0.02
Sale of noncontrolling interest	(68)	(0.08)
Depreciation and amortization	(5)	(0.01)
Interest expense, net	(12)	(0.01)
Other	(14)	(0.02)
Share dilution	—	(0.01)
Change in net income contribution	$137	$0.15

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2025	2024	% Change
Electricity delivered (million MWh)	5.3	5.0	6%
Electricity supplied (million MWh)	5.5	5.3	4
Degree days (electric distribution service areas):
Cooling	—	—	—
Heating	850	620	37
Gas distribution throughput (bcf):
Sales	22	19	16
Average distribution customer accounts (thousands):
Electric	806	797	1
Gas	466	454	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2025 vs. 2024 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$20	$0.02
Customer usage and other factors	5	0.01
Customer-elected rate impacts	5	0.01
Base rate case & Natural Gas Rate Stabilization Act impacts	44	0.05
Capital cost rider	(2)	—
Depreciation and amortization	(4)	—
Interest expense, net	(2)	—
Other	6	(0.01)
Share dilution	—	—
Change in net income contribution	$72	$0.08

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	First Quarter
	2025	2024	% Change
Electricity supplied (million MWh)	4.9	4.4	11%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	First Quarter 2025 vs. 2024 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$(12)	$(0.01)
Planned Millstone outages(1)	(2)	—
Unplanned Millstone outages(1)	12	0.01
Depreciation and amortization	(3)	—
Other	(8)	(0.01)
Share dilution	—	—
Change in net income contribution	$(13)	$(0.01)

(1)
Includes earnings impact from outage costs and lower energy margins.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2025	2024	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(151)	$124	$(275)
Specific items attributable to Corporate and Other segment	(6)	(168)	162
Net expense from specific items	(157)	(44)	(113)
Corporate and other operations:
Interest expense, net	(109)	(180)	71
Equity method investments	(5)	—	(5)
Pension and other postretirement benefit plans	57	65	(8)
Corporate service company costs	(14)	(27)	13
Other	52	1	51
Net expense from corporate and other operations	(19)	(141)	122
Total net expense	$(176)	$(185)	$9
EPS impact	$(0.22)	$(0.25)	$0.03

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended March 31, 2025, Dominion Energy reported an insignificant amount of specific items in the Corporate and Other segment.

For the three months ended March 31, 2024, this primarily included a $239 million after-tax loss associated with lower market-related impacts on pension and other postretirement plans, $118 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio Transaction, as well as an impairment charge associated with the Questar Gas Transaction, and a $34 million after-tax loss for derivative mark-to-market changes.

Outlook

As of March 31, 2025, there have been no material changes to Dominion Energy’s 2025 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2025 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2025	2024
(millions)
Cash, restricted cash and equivalents at January 1	$365	$301
Cash flows provided by (used in):
Operating activities(1)	1,183	1,982
Investing activities	(3,238)	1,385
Financing activities	2,167	(3,332)
Net increase in cash, restricted cash and equivalents	112	35
Cash, restricted cash and equivalents at March 31	$477	$336

(1)
Includes cash outflows of $18 million and $17 million for energy efficiency programs in Virginia for the three months ended March 31, 2025 and 2024, respectively, and $6 million and $5 million for DSM programs in South Carolina for the three months ended March 31, 2025 and 2024, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $799 million, inclusive of a $493 million decrease from discontinued operations. Net cash provided by continuing operations decreased $306 million primarily due to lower deferred fuel and purchased gas cost recoveries ($603 million), partially offset by an increase from changes in working capital ($267 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $4.6 billion, primarily due to the absence of net proceeds from the East Ohio Transaction in 2024 ($4.3 billion), an increase in plant construction and other property additions ($444 million) and the absence of distributions from equity method affiliates in 2024 ($126 million), partially offset by lower acquisitions of solar development projects ($160 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities increased $5.5 billion, primarily due to the absence of net repayments on 364-day term loan facilities in 2024 ($3.8 billion), an increase in net issuances of long-term debt ($1.5 billion) and capital contributions from Stonepeak to OSWP ($400 million), partially offset by higher net repayments of short-term debt ($86 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the three months ended March 31, 2025.

Joint Revolving Credit Facility

Dominion Energy’s short-term financing is supported by its joint revolving credit facility. In April 2025, Dominion Energy amended its $6.0 billion joint revolving credit facility to, among other things, increase the facility limit to $7.0 billion and extend the maturity date from June 2026 to April 2030. At March 31, 2025, Dominion Energy had $4.4 billion of unused capacity under its joint revolving credit facility. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2025, Dominion Energy’s Consolidated Balance Sheet included $446 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report, such as the $1.0 billion 364-day revolving credit agreement entered into in April 2025.

Long-Term Debt

Sustainability Revolving Credit Agreement

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, increase the facility limit from $900 million to $1.0 billion and extend the maturity date from June 2025 to April 2028. At March 31, 2025, Dominion Energy had no borrowings outstanding under this facility. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Issuances and Borrowings of Long-Term Debt

During the three months ended March 31, 2025, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
(millions)
January	First mortgage bonds	Public	DESC	$450	5.300%	2035
March	Senior notes	Public	Virginia Power	625	5.150	2035
March	Senior notes	Public	Virginia Power	625	5.650	2055
March	Senior notes	Public	Dominion Energy	800	5.000	2030
March	Senior notes	Public	Dominion Energy	700	5.450	2035
Total issuances and borrowings				$3,200

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $5.5 billion and $8.0 billion of long-term debt during 2025, inclusive of amounts issued through March 31, 2025 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the three months ended March 31, 2025:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
(millions)
Debt scheduled to mature in 2025		Multiple	$400	various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$400

(1)
Total amount redeemed prior to maturity includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the three months ended March 31, 2025, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2025, Dominion Energy expects to remarket approximately $225 million of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. As of March 31, 2025, there have been no changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. As of March 31, 2025, there have been no material changes to these covenants, nor any events of default under these covenants. As discussed in Note 16 to the Consolidated Financial Statements of this report, Dominion Energy entered into an amended joint revolving credit facility as well as an amended Sustainability Revolving Credit Agreement. Within both agreements, the calculation of equity utilized in the total debt to total capital ratio was updated for a technical clarification. In addition, under the amended joint revolving credit facility, if Dominion Energy or any of its material subsidiaries failed to make payment on various debt obligations in excess of $250 million, or $150 million for DESC, the lenders could require the defaulting company, if it is a borrower under Dominion Energy’s joint revolving credit facility, to accelerate its repayment of any outstanding borrowings and the lenders could terminate their commitments, if any, to lend funds to that company under the credit facility.

As discussed in Note 16 to the Consolidated Financial Statements of this report, in April 2025, Dominion Energy also entered into a new $1.0 billion 364-day revolving credit agreement, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under these two facilities.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. During the three months ended March 31, 2025, Dominion Energy issued $35 million of stock through these programs, net of fees and commissions. During the first quarter of 2025, Dominion Energy entered forward sale agreements under its May 2024 at-the-market program for approximately 8.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered from September through December 2024, Dominion Energy has entered forward sale agreements for approximately 18.5 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $56.62 per share. In February 2025, Dominion Energy entered into a new at-the-market-program. As of March 31, 2025, Dominion Energy has not issued any shares or entered into any forward sale agreements under this program. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Through March 31, 2025, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

As of March 31, 2025, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rate.

Subsidiary Dividend Restrictions

As of March 31, 2025, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Collateral and Credit Risk

As of March 31, 2025, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at March 31, 2025 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$60	$—	$60
Non-investment grade(2)	11	—	11
No external ratings:
Internally rated—investment grade(3)	62	—	62
Internally rated—non-investment grade(4)	11	—	11
Total(5)	$144	$—	$144

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

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at March 31, 2025. Such obligations include:

•
Operating and finance lease obligations – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements in this report;
•
AROs – See Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024;
•
Employee benefit plan obligations – See Note 20 to the Consolidated Financial Statements in this report and Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024;

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Off-balance sheet leasing arrangements – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024; and
•
Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.8 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective in March and April 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $62/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost increase of $0.1 billion relative to Virginia Power’s February 2025 construction update filing with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of the second quarter of 2025 that either contains steel and/or originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.4 billion.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 6% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities are anticipated to be completed in early 2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. During the first installation season which concluded in October 2024, 78 monopiles were installed with the remaining 98 monopiles expected to be installed during the second installation season which runs from May 2025 through October 2025. Transition pieces began to be installed on monopiles near the end of 2024 with 59 transition pieces installed through April 2025 and the remaining 117 expected to be installed by early 2026. The first of three offshore substations was installed in March 2025. Deepwater cables commenced being laid in late 2024 with five of nine completed through April 2025 and an expected 260 miles of interarray cable ultimately to be laid throughout 2025 and 2026. Turbines are expected to commence installment in the second half of 2025 and be completed by the end of 2026.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $30 million and $18 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of March 31, 2025 and December 31, 2024, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $10 million and $15 million in the fair value of Virginia Power’s commodity-based derivative instruments as of March 31, 2025 and December 31, 2024, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $10 million and $12 million decrease in earnings at March 31, 2025 and December 31, 2024, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in an $9 million and $7 million decrease in earnings at March 31, 2025 and December 31, 2024, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of March 31, 2025, Dominion Energy and Virginia Power had $13.6 billion and $3.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $51 million and $31 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at March 31, 2025. As of December 31, 2024, Dominion Energy and Virginia Power had $10.8 billion and $3.8 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $157 million and $155 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2024.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of March 31, 2025 and December 31, 2024, Dominion Energy had €938 million and €1.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in exchange rates would have resulted in a decrease of $92 million and $106 million in the fair value of Dominion Energy’s foreign currency swaps at March 31, 2025 and December 31, 2024, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $(197) million, $529 million and $1.1 billion for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $30 million for the three months ended March 31, 2025 and $(28) million for the year ended December 31, 2024, and a net decrease of $55 million for the three months ended March 31, 2024.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $(98) million, $276 million and $580 million for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $12 million for the three months ended March 31, 2025 and $(10) million for the year ended December 31, 2024, and a net decrease of $32 million for the three months ended March 31, 2024.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have a $28 million for the year ending December 31, 2025, and would have had a $31 million impact for the year ended December 31, 2024, to the expected returns on plan assets.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•
Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.
•
Notes 13 and 17 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
1/1/25 - 1/31/25	2,360	$53.91	—	$0.92 billion
2/1/25 - 2/28/25	45,364	55.59	—	0.92 billion
3/1/25 - 3/31/25	261	56.62	—	0.92 billion
Total	47,985	$55.51	—	$0.92 billion

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

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337); Eighteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.2, Form 8-K filed August 12, 2024, File No. 000-55337); Nineteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.3, Form 8-K filed August 12, 2024, File No. 000-55337); Twentieth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-First Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 3, 2025, File No. 000-55337).

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power

November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Seventh Supplemental Indenture, dated as of November 1, 2022 (Exhibit 4.2, Form 8-K filed November 18, 2022, File No. 1-8489); Twenty-Eighth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 6, 2025, File No. 1-8489); Twenty-Ninth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 6, 2025, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 1, 2025	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 1, 2025	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer