Form 10-Q
period 2025-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2025-08-01
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At July 25, 2025, the latest practicable date for determination, Dominion Energy, Inc. had 853,433,625 shares of common stock outstanding and Virginia Electric and Power Company had 354,251 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

North Anna	North Anna nuclear power station
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
OBBBA	An Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 of the 119th Congress (also known as the One Big Beautiful Bill Act) enacted on July 4, 2025

Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak
ozone season	The period May 1st through September 30th, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
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

Rider DIST	A rate adjustment clause associated with the recovery of costs previously being recovered under Riders GT and U
Rider GEN	A rate adjustment clause associated with recovery of costs previously being recovered under Riders BW, GV, four other riders associated with generation facilities and the Virginia LNG Storage Facility
Rider GT	A rate adjustment clause associated with the recovery of costs associated with electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA
Rider GV	A rate adjustment clause associated with the recovery of costs related to Greensville County
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
ROE	Return on equity
RTO	Regional transmission organization
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCESA	The South Carolina Energy Security Act of May 2025
SEC	U.S. Securities and Exchange Commission

Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(millions, except per share amounts)
Operating Revenue	$3,810	$3,486	$7,886	$7,118
Operating Expenses
Electric fuel and other energy-related purchases	946	918	1,908	1,877
Purchased electric capacity	18	21	27	33
Purchased gas	43	44	190	164
Other operations and maintenance	883	840	1,781	1,695
Depreciation and amortization	580	621	1,162	1,242
Other taxes	194	170	403	372
Impairment of assets and other charges	50	67	96	97
Total operating expenses	2,714	2,681	5,567	5,480
Income from operations	1,096	805	2,319	1,638
Other income (expense)	442	243	452	366
Interest and related charges	505	470	986	1,045
Income from continuing operations including noncontrolling interests before income tax expense	1,033	578	1,785	959
Income tax expense	220	112	260	208
Net Income From Continuing Operations Including Noncontrolling Interests	813	466	1,525	751
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	1	97	—	215
Net Income Including Noncontrolling Interests	814	563	1,525	966
Noncontrolling Interests	54	—	100	—
Net Income Attributable to Dominion Energy	$760	$563	$1,425	$966
Amounts Attributable to Dominion Energy
Net income from continuing operations	$759	$466	$1,425	$751
Net income (loss) from discontinued operations	1	97	—	215
Net income attributable to Dominion Energy	$760	$563	$1,425	$966
EPS - Basic
Net income from continuing operations	$0.88	$0.52	$1.65	$0.84
Net income (loss) from discontinued operations	—	0.12	—	0.26
Net income attributable to Dominion Energy	$0.88	$0.64	$1.65	$1.10
EPS - Diluted
Net income from continuing operations	$0.88	$0.52	$1.65	$0.84
Net income (loss) from discontinued operations	—	0.12	—	0.26
Net income attributable to Dominion Energy	$0.88	$0.64	$1.65	$1.10

(1)
Includes income tax expense (benefit) of $(3) million and $(14) million for the three months ended June 30, 2025 and 2024, respectively, and $(3) million and $40 million for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(millions)
Net income including noncontrolling interests	$814	$563	$1,525	$966
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	—	2	(16)	9
Changes in unrealized net gains (losses) on investment securities(2)	(2)	5	9	(17)
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	7	9	15	16
Net realized (gains) losses on investment securities(5)	2	—	4	6
Net pension and other postretirement benefit costs (credits)(6)	(2)	(5)	(5)	(6)
Total other comprehensive income (loss)	5	11	7	8
Comprehensive income including noncontrolling interests	819	574	1,532	974
Comprehensive income (loss) attributable to noncontrolling interests	54	—	100	—
Comprehensive income attributable to Dominion Energy	$765	$574	$1,432	$974

(1) Net of $— million and $(2) million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $5 million and $(3) million tax for the six months ended June 30, 2025 and 2024, respectively.

(2) Net of $(1) million and $(4) million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $(8) million and $10 million tax for the six months ended June 30, 2025 and 2024, respectively.

(3) Net of $— million and $— million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $— million and $— million tax for the six months ended June 30, 2025 and 2024, respectively.

(4) Net of $(3) million and $(2) million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $(5) million and $(6) million tax for the six months ended June 30, 2025 and 2024, respectively.

(5) Net of $(1) million and $— million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $(1) million and $(2) million tax for the six months ended June 30, 2025 and 2024, respectively.

(6) Net of $1 million and $— million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $1 million and $3 million tax for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$344	$310
Customer receivables (less allowance for doubtful accounts of $27 and $30)(2)	2,294	2,169
Other receivables (less allowance for doubtful accounts of $3 and $2)	275	358
Inventories	1,826	1,764
Regulatory assets(2)	1,232	992
Derivative assets	332	436
Other(2)	653	584
Total current assets	6,956	6,613
Investments
Nuclear decommissioning trust funds	8,437	8,051
Investment in equity method affiliates	139	138
Other	363	361
Total investments	8,939	8,550
Property, Plant and Equipment
Property, plant and equipment(2)	100,064	94,844
Accumulated depreciation and amortization	(26,780)	(25,982)
Total property, plant and equipment, net	73,284	68,862
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,159	8,288
Derivative assets	414	963
Other(2)	5,546	4,996
Total deferred charges and other assets	18,262	18,390
Total assets	$107,441	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$2,292	$1,725
Short-term debt	3,775	2,500
Accounts payable(2)	1,015	1,149
Accrued interest, payroll and taxes(2)	956	1,045
Derivative liabilities	86	207
Regulatory liabilities	569	579
Supplemental credit facility borrowings	—	—
Other(2)(3)	1,754	2,084
Total current liabilities	10,447	9,289
Long-Term Debt
Long-term debt	35,893	33,034
Securitization bonds(2)	969	1,054
Junior subordinated notes	3,223	3,223
Supplemental credit facility borrowings	—	—
Other	209	214
Total long-term debt	40,294	37,525
Deferred Credits and Other Liabilities
Deferred income taxes	7,424	7,135
Deferred investment tax credits	1,080	1,070
Regulatory liabilities	8,585	8,761
Derivative liabilities	118	305
Other(2)	8,621	8,528
Total deferred credits and other liabilities	25,828	25,799
Total liabilities	76,569	72,613
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (see Note 16)	991	991
Common stock – no par(4)	24,463	24,383
Retained earnings	1,906	1,641
Accumulated other comprehensive loss	(145)	(152)
Shareholders’ equity	27,215	26,863
Noncontrolling interests	3,657	2,939
Total equity	30,872	29,802
Total liabilities and equity	$107,441	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 853 million and 852 million shares outstanding at June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2024	2	$1,783	838	$23,763	$1,749	$(175)	$27,120	$—	$27,120
Net income including noncontrolling interests					563		563	—	563
Issuance of stock			1	36			36		36
Stock awards (net of change in unearned compensation)			—	11			11		11
Repurchase of preferred stock	(1)	(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(28)		(28)		(28)
Common stock dividends ($0.6675 per common share) and distributions					(560)		(560)	—	(560)
Other comprehensive income (loss), net of tax						11	11		11
Other				(1)			(1)		(1)
June 30, 2024	1	$1,348	839	$23,809	$1,724	$(164)	$26,717	$—	$26,717

March 31, 2025	1	$991	853	$24,424	$1,727	$(150)	$26,992	$3,357	$30,349
Net income including noncontrolling interests					760		760	54	814
Issuance of stock			—	35			35		35
Stock awards (net of change in unearned compensation)			—	10			10		10
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								324	324
Distributions from OSWP to Stonepeak								(78)	(78)
Preferred stock dividends (see Note 16)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(569)		(569)	—	(569)
Other comprehensive income (loss), net of tax						5	5		5
Other				1	(1)		—		—
June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2023	2	$1,783	838	$23,728	$1,925	$(172)	$27,264	$—	$27,264
Net income including noncontrolling interests					966		966	—	966
Issuance of stock			1	67			67		67
Stock awards (net of change in unearned compensation)			—	15			15		15
Repurchase of preferred stock	(1)	(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(48)		(48)		(48)
Common stock dividends ($1.335 per common share) and distributions					(1,119)		(1,119)	—	(1,119)
Other comprehensive income (loss), net of tax						8	8		8
Other				(1)			(1)		(1)
June 30, 2024	1	$1,348	839	$23,809	$1,724	$(164)	$26,717	$—	$26,717

December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					1,425		1,425	100	1,525
Issuance of stock			1	70			70		70
Stock awards (net of change in unearned compensation)			—	16			16		16
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								724	724
Distributions from OSWP to Stonepeak								(106)	(106)
Preferred stock dividends (see Note 16)					(22)		(22)		(22)
Common stock dividends ($1.335 per common share) and distributions					(1,138)		(1,138)	—	(1,138)
Other comprehensive income (loss), net of tax						7	7		7
Other				1			1		1
June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$1,525	$966
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	1,316	1,389
Deferred income taxes	192	(74)
Deferred investment tax benefits	(19)	(15)
Impairment of assets and other charges	97	128
Losses from East Ohio and Questar Gas Transactions	—	105
Net (gains) losses on nuclear decommissioning trust funds and other investments	(173)	(395)
Other adjustments	(12)	52
Changes in:
Accounts receivable	(8)	227
Inventories	(56)	(24)
Deferred fuel and purchased gas costs, net	(553)	699
Prepayments and deposits, net	(99)	(110)
Accounts payable	14	—
Accrued interest, payroll and taxes	(89)	(276)
Net realized and unrealized changes related to derivative activities	481	355
Pension and other postretirement benefits	(141)	103
Other operating assets and liabilities	(46)	(292)
Net cash provided by operating activities	2,429	2,838
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(6,216)	(5,734)
Acquisition of solar development projects	(10)	(187)
Proceeds from East Ohio and Questar Gas Transactions	2	7,247
Proceeds from sales of securities	1,694	1,579
Purchases of securities	(1,748)	(1,671)
Contributions to equity method affiliates	(17)	(8)
Distributions from equity method affiliates	—	126
Other	(90)	(24)
Net cash provided by (used in) investing activities	(6,385)	1,328
Financing Activities
Issuance (repayment) of short-term debt, net	1,275	(794)
364-day term loan facility borrowings	—	3,000
Repayment of 364-day term loan facility borrowings	—	(7,750)
Issuance and remarketing of long-term debt	4,200	3,243
Repayment and repurchase of long-term debt	(750)	(1,184)
Issuance of securitization bonds	—	1,282
Repayment of securitization bonds	(80)	—
Supplemental credit facility repayments	—	(450)
Proceeds from sale of noncontrolling interest in OSWP	(88)	—
Contributions from Stonepeak to OSWP	724	—
Distributions from OSWP to Stonepeak	(106)	—
Repurchase of preferred stock	—	(440)
Issuance of common stock	70	66
Common dividend payments	(1,138)	(1,119)
Other	(103)	(114)
Net cash provided by (used in) financing activities	4,004	(4,260)
Increase (decrease) in cash, restricted cash and equivalents	48	(94)
Cash, restricted cash and equivalents at beginning of period	365	301
Cash, restricted cash and equivalents at end of period	$413	$207

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(millions)
Operating Revenue(1)	$2,712	$2,537	$5,477	$5,026
Operating Expenses
Electric fuel and other energy-related purchases(1)	729	707	1,498	1,408
Purchased electric capacity	17	16	24	29
Other operations and maintenance:
Affiliated suppliers	125	113	259	215
Other	428	407	904	836
Depreciation and amortization	396	445	794	893
Other taxes	92	72	189	165
Impairment of assets and other charges (benefits)	50	15	96	(2)
Total operating expenses	1,837	1,775	3,764	3,544
Income from operations	875	762	1,713	1,482
Other income (expense)	80	39	106	103
Interest and related charges(1)	251	204	494	394
Income before income tax expense	704	597	1,325	1,191
Income tax expense	115	120	205	253
Net Income Including Noncontrolling Interests	589	477	1,120	938
Noncontrolling Interests	54	—	100	—
Net Income Attributable to Virginia Power	$535	$477	$1,020	$938

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(millions)
Net income including noncontrolling interests	$589	$477	$1,120	$938
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	2	(5)	9
Changes in unrealized net gains (losses) on investment securities(2)	(2)	—	—	(4)
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	—	1	—	2
Total other comprehensive income (loss)	—	3	(5)	7
Comprehensive income including noncontrolling interests	589	480	1,115	945
Comprehensive income (loss) attributable to noncontrolling interests	54	—	100	—
Comprehensive income attributable to Virginia Power	$535	$480	$1,015	$945

(1)
Net of $— million and $(2) million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $2 million and $(3) million tax for the six months ended June 30, 2025 and 2024, respectively.
(2)
Net of $— million and $(1) million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $— million and $1 million tax for the six months ended June 30, 2025 and 2024, respectively.
(3)
Net of $— million and $1 million tax for the three months ended June 30, 2025 and 2024, respectively, and net of $— million and $— million tax for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$157	$160
Customer receivables (less allowance for doubtful accounts of $19 and $23)(2)	1,752	1,612
Other receivables (less allowance for doubtful accounts of $3 and $2)	143	168
Affiliated receivables	140	27
Inventories (average cost method)	1,191	1,148
Derivative assets(3)	230	248
Regulatory assets(2)	914	697
Other(2)	215	194
Total current assets	4,742	4,254
Investments
Nuclear decommissioning trust funds	4,482	4,286
Other	4	4
Total investments	4,486	4,290
Property, Plant and Equipment
Property, plant and equipment(2)	74,940	70,550
Accumulated depreciation and amortization	(18,660)	(18,033)
Total property, plant and equipment, net	56,280	52,517
Deferred Charges and Other Assets
Derivative assets(3)	91	127
Regulatory assets(2)	4,403	4,537
Other(2)(3)	3,094	2,662
Total deferred charges and other assets	7,588	7,326
Total assets	$73,096	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$957	$548
Short-term debt	1,745	950
Accounts payable(2)	647	660
Payables to affiliates	143	133
Accrued dividend(3)	—	407
Affiliated current borrowings	177	500
Accrued interest, payroll and taxes(2)	419	366
Regulatory liabilities	387	385
Derivative liabilities(3)	38	139
Other(2)	1,337	1,549
Total current liabilities	5,850	5,637
Long-Term Debt
Long-term debt	19,364	18,874
Securitization bonds(2)	969	1,054
Other	110	110
Total long-term debt	20,443	20,038
Deferred Credits and Other Liabilities
Deferred income taxes	4,735	4,476
Deferred investment tax credits	628	640
Regulatory liabilities	6,087	6,139
Derivative liabilities(3)	25	86
Other(2)(3)	6,406	6,275
Total deferred credits and other liabilities	17,881	17,616
Total liabilities	44,174	43,291
Commitments and Contingencies (see Note 17)
Equity
Common stock – no par(4)	11,087	8,987
Other paid-in capital	999	1,006
Retained earnings	13,156	12,136
Accumulated other comprehensive income	23	28
Shareholder’s equity	25,265	22,157
Noncontrolling interests	3,657	2,939
Total equity	28,922	25,096
Total liabilities and equity	$73,096	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 354,251 and 324,245 shares outstanding at June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
March 31, 2024	324	$8,987	$1,113	$11,708	$21	$21,829	$—	$21,829
Net income				477		477		477
Other comprehensive income (loss), net of tax					3	3		3
June 30, 2024	324	$8,987	$1,113	$12,185	$24	$22,309	$—	$22,309

March 31, 2025	324	$8,987	$1,006	$12,622	$23	$22,638	$3,357	$25,995
Net income including noncontrolling interests				535		535	54	589
Issuance of stock to Dominion Energy	30	2,100				2,100		2,100
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							324	324
Distributions from OSWP to Stonepeak							(78)	(78)
Other comprehensive income (loss), net of tax					—	—		—
Other				(1)		(1)		(1)
June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid- In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2023	324	$8,987	$1,113	$11,496	$17	$21,613	$—	$21,613
Net income				938		938		938
Dividends				(250)		(250)		(250)
Other comprehensive income (loss), net of tax					7	7		7
Other				1		1		1
June 30, 2024	324	$8,987	$1,113	$12,185	$24	$22,309	$—	$22,309

December 31, 2024	324	$8,987	$1,006	$12,136	$28	$22,157	$2,939	$25,096
Net income including noncontrolling interests				1,020		1,020	100	1,120
Issuance of stock to Dominion Energy	30	2,100				2,100		2,100
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							724	724
Distributions from OSWP to Stonepeak							(106)	(106)
Other comprehensive income (loss), net of tax					(5)	(5)		(5)
June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$1,120	$938
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	879	968
Deferred income taxes	176	302
Deferred investment tax benefits	(12)	(8)
Impairment of assets and other charges (benefits)	97	(2)
Net (gains) losses on nuclear decommissioning trust funds and other investments	(24)	(52)
Other adjustments	(45)	(12)
Changes in:
Accounts receivable	(57)	(17)
Affiliated receivables and payables	(103)	5
Inventories	(44)	(22)
Prepayments and deposits, net	(53)	23
Deferred fuel expenses, net	(502)	254
Accounts payable	113	39
Accrued interest, payroll and taxes	53	62
Net realized and unrealized changes related to derivative activities	93	89
Other operating assets and liabilities	143	(133)
Net cash provided by operating activities	1,834	2,434
Investing Activities
Plant construction and other property additions	(5,103)	(4,489)
Purchases of nuclear fuel	(120)	(71)
Acquisition of solar development projects	(10)	(12)
Proceeds from sales of securities	923	1,073
Purchases of securities	(966)	(1,133)
Other	(39)	(3)
Net cash used in investing activities	(5,315)	(4,635)
Financing Activities
Issuance (repayment) of short-term debt, net	795	(455)
Issuance (repayment) of affiliated current borrowings, net	(323)	1,005
Issuance and remarketing of long-term debt	1,250	1,243
Repayment and repurchase of long-term debt	(350)	(593)
Issuance of securitization bonds	—	1,282
Repayment of securitization bonds	(80)	—
Proceeds from sale of noncontrolling interest in OSWP	(88)	—
Contributions from Stonepeak to OSWP	724	—
Distributions from OSWP to Stonepeak	(106)	—
Issuance of common stock	2,100	—
Common dividend payments to parent	(407)	(250)
Other	(22)	(35)
Net cash provided by financing activities	3,493	2,197
Increase (decrease) in cash, restricted cash and equivalents	12	(4)
Cash, restricted cash and equivalents at beginning of period	206	90
Cash, restricted cash and equivalents at end of period	$218	$86

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2025, their results of operations and changes in equity for the three and six months ended June 30, 2025 and 2024 and their cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Revision of Previously Issued Consolidated Financial Statements

During the second quarter of 2025, the Companies identified misstatements in their previously issued consolidated financial statements related to income taxes associated with investments held within their qualified nuclear decommissioning trusts, primarily a net understatement of deferred income taxes associated with unrealized gains and losses (reflected in the Corporate and Other segment and attributable to Contracted Energy and Dominion Energy Virginia). The Companies assessed the impacts of the misstatements from both quantitative and qualitative perspectives and determined that the related impacts were not material to any of the Companies' previously issued consolidated financial statements.

As a result, the Companies will revise their previously issued consolidated financial statements. Accordingly, all consolidated financial information contained in these consolidated financial statements and the accompanying notes has been revised to reflect the correction. The Companies will present the revision of their previously issued consolidated financial statements for the years ended December 31, 2024 and 2023 in connection with the future filing of their Annual Report on Form 10-K for the year ended December 31, 2025. Additionally, the Companies will present the revision of their previously issued consolidated financial statements for the three months ended March 31, 2025 and for the three and nine months ended September 30, 2024 in connection with future filings of their Quarterly Reports on Form 10-Q.

The following tables detail the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Income and Statements of Comprehensive Income for the periods presented:

	Dominion Energy
	Quarter-to-Date			Year-to-Date
Period Ended June 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions, except per share amounts)
Other income (expense)	$238	$5	$243	$357	$9	$366
Interest and related charges	469	1	470	1,043	2	1,045
Income from continuing operations including noncontrolling interests before income tax expense	574	4	578	952	7	959
Income tax expense	91	21	112	146	62	208
Net Income From Continuing Operations Including Noncontrolling Interests	483	(17)	466	806	(55)	751
Net Income Including Noncontrolling Interests	580	(17)	563	1,021	(55)	966
Net Income Attributable to Dominion Energy	580	(17)	563	1,021	(55)	966
Amounts Attributable to Dominion Energy
Net income from continuing operations	483	(17)	466	806	(55)	751
Net income attributable to Dominion Energy	580	(17)	563	1,021	(55)	966
EPS - Basic
Net income from continuing operations	0.54	(0.02)	0.52	0.90	(0.06)	0.84
Net income attributable to Dominion Energy	0.66	(0.02)	0.64	1.16	(0.06)	1.10
EPS - Diluted
Net income from continuing operations	0.54	(0.02)	0.52	0.90	(0.06)	0.84
Net income attributable to Dominion Energy	0.66	(0.02)	0.64	1.16	(0.06)	1.10
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	7	(2)	5	(19)	2	(17)
Total other comprehensive income (loss)	13	(2)	11	6	2	8
Comprehensive income including noncontrolling interests	593	(19)	574	1,027	(53)	974
Comprehensive income attributable to Dominion Energy	593	(19)	574	1,027	(53)	974
(1)
As previously reported, net of $(2) million and $8 million tax for the three and six months ended June 30, 2024, respectively. As revised, net of $(4) million ($(2) million adjustment) and $10 million ($2 million adjustment) tax for the three and six months ended June 30, 2024, respectively.

	Virginia Power
	Quarter-to-Date			Year-to-Date
Period Ended June 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Other income (expense)	$38	$1	$39	$101	$2	$103
Interest and related charges	204	—	204	394	—	394
Income before income tax expense	596	1	597	1,189	2	1,191
Income tax expense	117	3	120	245	8	253
Net Income Including Noncontrolling Interests	479	(2)	477	944	(6)	938
Net Income Attributable to Virginia Power	479	(2)	477	944	(6)	938
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	1	(1)	—	(4)	—	(4)
Total other comprehensive income (loss)	4	(1)	3	7	—	7
Comprehensive income including noncontrolling interests	483	(3)	480	951	(6)	945
Comprehensive income attributable to Virginia Power	483	(3)	480	951	(6)	945
(1)
As previously reported, net of $- million and $1 million tax for the three and six months ended June 30, 2024, respectively. As revised, net of $(1) million ($(1) million adjustment) and $1 million ($- million adjustment) tax for the three and six months ended June 30, 2024, respectively.

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Balance Sheets for the periods presented:

	Dominion Energy			Virginia Power
December 31, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Deferred income taxes	$6,412	$723	$7,135	$4,045	$431	$4,476
Regulatory liabilities - noncurrent	9,196	(435)	8,761	6,574	(435)	6,139
Other deferred credits and other liabilities	8,426	102	8,528	6,214	61	6,275
Total deferred credits and other liabilities	25,409	390	25,799	17,559	57	17,616
Total liabilities	72,223	390	72,613	43,234	57	43,291
Retained earnings	2,035	(394)	1,641	12,194	(58)	12,136
Accumulated other comprehensive income (loss)	(156)	4	(152)	27	1	28
Shareholders' equity	27,253	(390)	26,863	22,214	(57)	22,157
Total equity	30,192	(390)	29,802	25,153	(57)	25,096

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Equity for the periods presented:

	Dominion Energy			Virginia Power
Three Months Ended June 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at March 31, 2024	$2,091	$(342)	$1,749	$11,757	$(49)	$11,708
Net income including noncontrolling interests	580	(17)	563	479	(2)	477
Balance at June 30, 2024	2,083	(359)	1,724	12,236	(51)	12,185
Accumulated other comprehensive income (loss)
Balance at March 31, 2024	(180)	5	(175)	19	2	21
Other comprehensive income (loss), net of tax	13	(2)	11	4	(1)	3
Balance at June 30, 2024	(167)	3	(164)	23	1	24
Shareholders' equity
Balance at March 31, 2024	27,457	(337)	27,120	21,876	(47)	21,829
Net income including noncontrolling interests	580	(17)	563	479	(2)	477
Other comprehensive income (loss), net of tax	13	(2)	11	4	(1)	3
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309
Total equity
Balance at March 31, 2024	27,457	(337)	27,120	21,876	(47)	21,829
Net income including noncontrolling interests	580	(17)	563	479	(2)	477
Other comprehensive income (loss), net of tax	13	(2)	11	4	(1)	3
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309

	Dominion Energy			Virginia Power
Six Months Ended June 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at December 31, 2023	$2,229	$(304)	$1,925	$11,541	$(45)	$11,496
Net income including noncontrolling interests	1,021	(55)	966	944	(6)	938
Balance at June 30, 2024	2,083	(359)	1,724	12,236	(51)	12,185
Accumulated other comprehensive income (loss)
Balance at December 31, 2023	(173)	1	(172)	16	1	17
Other comprehensive income (loss), net of tax	6	2	8	7	—	7
Balance at June 30, 2024	(167)	3	(164)	23	1	24
Shareholders' equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	1,021	(55)	966	944	(6)	938
Other comprehensive income (loss), net of tax	6	2	8	7	—	7
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309
Total equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	1,021	(55)	966	944	(6)	938
Other comprehensive income (loss), net of tax	6	2	8	7	—	7
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Cash Flows for the periods presented:

	Dominion Energy			Virginia Power
Six Months Ended June 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Net income including noncontrolling interests	$1,021	$(55)	$966	$944	$(6)	$938
Operating Activities
Deferred income taxes	(128)	54	(74)	296	6	302
Other operating assets and liabilities	(293)	1	(292)	(133)	—	(133)
Net cash provided by operating activities	2,838	—	2,838	2,434	—	2,434

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2025	June 30, 2024	December 31, 2024	December 31, 2023
(millions)
Dominion Energy
Cash and cash equivalents(1)	$344	$140	$310	$217
Restricted cash and equivalents(2)(3)(4)	69	67	55	84
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$413	$207	$365	$301
Virginia Power
Cash and cash equivalents	$157	$41	$160	$90
Restricted cash and equivalents(3)(4)	61	45	46	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$218	$86	$206	$90

(1)
At June 30, 2024 and December 31, 2023, Dominion Energy had $1 million and $33 million, respectively, of cash and cash equivalents included in assets held for sale.
(2)
At June 30, 2024 and December 31, 2023, Dominion Energy had less than $1 million and $4 million, respectively, of restricted cash and equivalents included in assets held for sale.
(3)
Includes $51 million, $41 million and $40 million at VPFS attributable to VIEs at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
(4)
Unless otherwise noted, restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Six Months Ended June 30,	2025	2024
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$871	$929
Leases(2)	37	196

(1)
See Note 3 for noncash financing activities related to debt assumed with the closing of the East Ohio and Questar Gas Transactions.
(2)
Includes $25 million and $51 million of financing leases at June 30, 2025 and 2024, respectively, and $12 million and $145 million of operating leases at June 30, 2025 and 2024, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Six Months Ended June 30,	2025	2024
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$685	$749
Leases(1)	29	171

(1)
Includes $22 million and $42 million of financing leases at June 30, 2025 and 2024, respectively, and $7 million and $129 million of operating leases at June 30, 2025 and 2024, respectively.

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

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in both East Ohio’s union pension and other postretirement benefit plans and retiree participants of the sale entities in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $97 million ($109 million after-tax) upon the closing of the transaction, including the write-off of $1.5 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $29 million to reflect the recognition of deferred taxes on the outside basis of East Ohio’s stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 upon closing of the sale and became a component of current income tax expense on the gain/loss on sale disclosed above. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K

for the year ended December 31, 2024 for additional information.

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

In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. Dominion Energy recorded an additional charge of $16 million to adjust these deferred taxes to recorded balances as of June 30, 2024. These deferred taxes reversed in the third quarter of 2024 upon closing of the sale and became a component of current income tax expense. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

Sale of Questar Gas and Wexpro

In September 2023, Dominion Energy entered into an agreement with Enbridge for the Questar Gas Transaction, which included the sale of Questar Gas, Wexpro and related affiliates and was valued at approximately $4.3 billion, consisting of a purchase price of approximately $3.0 billion in cash and approximately $1.3 billion of assumed indebtedness. The sale closed in May 2024 after all customary closing and regulatory conditions were satisfied, including completion of an internal reorganization, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. Dominion Energy utilized the after-tax proceeds, as required, to repay outstanding borrowings under a 364-day term loan facility. See Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. The purchase price was subject to customary post-closing adjustments, including adjustments for cash, indebtedness, net working capital, capital expenditures and net regulatory assets and liabilities. The transaction was structured as a stock sale for tax purposes.

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $9 million ($33 million after-tax gain) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which was not deductible for tax purposes but excluding final closing adjustments. In 2023, Dominion Energy recorded a charge of $236 million ($231 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $472 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $10 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax gain/loss on sale. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

At the closing of the Questar Gas Transaction, Dominion Energy and Enbridge entered into a transition services agreement as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Other Sales

In April 2024, Dominion Energy completed the sale of Birdseye and the Madison solar project for approximately $17 million in cash and recognized an inconsequential gain as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	PSNC Transaction	Questar Gas Transaction(1)	Other	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction(1)	Other
(millions)
Operating revenue	$109	$199	$—	$229	$407	$894	$—
Operating expense(2)	63	149	(9)	247	221	724	(8)
Other income (expense)	3	1	—	(17)	6	2	—
Interest and related charges	14	9	—	15	28	25	—
Income (loss) before income taxes	35	42	9	(50)	164	147	8
Income tax expense (benefit)	22	(30)	—	11	53	54	—
Net income (loss) attributable to Dominion Energy(3)	$13	$72	$9	$(61)	$111	$93	$8

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

Capital expenditures and significant noncash items relating to the disposal groups included the following:

	Six Months Ended June 30, 2024
	East Ohio Transaction(1)	PSNC Transaction	Questar Gas Transaction(1)	Other
(millions)
Capital expenditures	$65	$189	$160	$—
Significant noncash items
Depreciation, depletion and amortization	—	—	—	—
Accrued capital expenditures		57

(1)
Represents amounts attributable to Dominion Energy prior to the closing of the East Ohio Transaction which closed on March 6, 2024 and the Questar Gas Transaction which closed on May 31, 2024.

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Regulated electric sales:
Residential	$1,347	$1,284	$2,916	$2,649	$991	$976	$2,215	$2,028
Commercial(1)	1,346	1,191	2,584	2,285	1,109	972	2,136	1,853
Industrial	210	213	404	426	100	111	197	217
Government and other retail	302	252	610	509	285	237	576	478
Wholesale	38	33	81	69	29	24	66	53
Nonregulated electric sales	238	234	610	454	42	25	65	39
Regulated gas sales:
Residential	45	42	217	193
Commercial	28	28	81	76
Other	5	16	32	35
Regulated gas transportation and storage	10	5	16	9
Other regulated revenue	99	118	143	206	95	114	134	198
Other nonregulated revenues(2)(3)(4)	50	39	109	68	9	9	22	19
Total operating revenue from contracts with customers	3,718	3,455	7,803	6,979	2,660	2,468	5,411	4,885
Other revenues(2)(5)	92	31	83	139	52	69	66	141
Total operating revenue	$3,810	$3,486	$7,886	$7,118	$2,712	$2,537	$5,477	$5,026

(1)
Includes large scale users including certain data center customers.
(2)
See Note 19 for amounts attributable to affiliates.

(3)
Includes sales of renewable energy credits of $5 million and $7 million for the three months ended June 30, 2025 and 2024, respectively, and $15 million and $12 million for the six months ended June 30, 2025 and 2024, respectively, at Dominion Energy and $2 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $5 million for the six months ended June 30, 2025 and 2024, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $24 million and $13 million for the three months ended June 30, 2025 and 2024, respectively, and $51 million and $17 million for the six months ended June 30, 2025 and 2024, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $60 million and $33 million for the three months ended June 30, 2025 and 2024, respectively, and $82 million and $61 million for the six months ended June 30, 2025 and 2024, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at June 30, 2025.

At June 30, 2025 and December 31, 2024, Dominion Energy’s contract liability balances were $54 million and $52 million, respectively. At June 30, 2025 and December 31, 2024, Virginia Power’s contract liability balances were $48 million and $46 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2025 and 2024, Dominion Energy recognized revenue of $50 million and $44 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2025 and 2024, Virginia Power recognized $46 million and $40 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Six Months Ended June 30,	2025	2024	2025	2024
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.7	2.8	4.4	4.4
Investment tax credits	(2.5)	(1.8)	(0.8)	(0.8)
Production tax credits	(4.9)	(3.0)	(4.1)	(2.0)
Reversal of excess deferred income taxes	(1.7)	(3.2)	(1.7)	(1.7)
Qualified nuclear decommissioning trust net gains (losses)	2.0	6.0	—	—
Remeasurements and settlements of uncertain tax positions	(1.6)	—	—	—
AFUDC - equity	(0.8)	(0.9)	(1.0)	(0.6)
Absence of tax on noncontrolling interest	(1.6)	—	(2.3)	—
Other, net	(0.1)	0.8	(0.1)	1.0
Effective tax rate	14.5%	21.7%	15.4%	21.3%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024 and a clean fuel production tax credit for clean fuel produced and sold beginning in 2025. For the six months ended June 30, 2025, Dominion Energy’s and Virginia Power’s effective tax rate includes a $40 million income tax benefit for the nuclear production tax credit. For the same period, Dominion

Energy’s effective tax rate includes a $27 million income tax benefit for the clean fuel production tax credit. For the six months ended June 30, 2024, Virginia Power recorded a $17 million tax benefit which represented a prorated portion of the estimated net realizable value of the nuclear production tax credit. The ultimate nuclear and clean fuel production tax credits realized by the Companies could vary significantly based on pending final U.S. Treasury guidance.

As of June 30, 2025, Dominion Energy’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. A reconciliation of changes in Dominion Energy’s and Virginia Power’s unrecognized tax benefits follows for the current period:

	Dominion Energy	Virginia Power
(millions)
Balance at January 1, 2025	$170	$56
Prior period positions - increases	—	—
Prior period positions - decreases	(38)	—
Current period positions - increases	3	2
Settlements with tax authorities	—	—
Expiration of statutes of limitations	—	—
Balance at June 30, 2025	$135	$58

Discontinued operations

Income tax expense (benefit) reflected in discontinued operations is $(3) million and $40 million for the six months ended June 30, 2025 and 2024, respectively. See Note 3 for a discussion of tax expense reflected in discontinued operations during the second quarter of 2024.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$759	$466	$1,425	$751
Preferred stock dividends (see Note 16)	(11)	(19)	(22)	(39)
Preferred stock deemed dividends (see Note 16)	—	(9)	—	(9)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	748	438	1,403	703
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$1	$97	$—	$215
Average shares of common stock outstanding - Basic	852.9	838.3	852.5	838.0
Net effect of dilutive securities(1)	0.3	—	0.2	—
Average shares of common stock outstanding - Diluted	853.2	838.3	852.7	838.0
EPS from continuing operations - Basic	$0.88	$0.52	$1.65	$0.84
EPS from discontinued operations - Basic	—	0.12	—	0.26
EPS attributable to Dominion Energy - Basic	$0.88	$0.64	$1.65	$1.10
EPS from continuing operations - Diluted	$0.88	$0.52	$1.65	$0.84
EPS from discontinued operations - Diluted	—	0.12	—	0.26
EPS attributable to Dominion Energy - Diluted	$0.88	$0.64	$1.65	$1.10

(1)
Dilutive securities for 2025 consists of forward sales agreements entered into in the first and second quarter of 2025 and certain forward sales agreements entered into in the fourth quarter of 2024 (applying the treasury stock method). Additionally, certain of the forward sales agreements entered into in the second quarter of 2024 are considered dilutive securities but have an inconsequential impact for the three and six months ended June 30, 2024 (applying the treasury stock method). See Note 16 for additional information.

The forward sales agreements entered into in the third quarter of 2024 and certain of the forward sales agreements entered into in the fourth quarter of 2024 were potentially dilutive securities, but were excluded from the calculation of diluted EPS from continuing operations for the three and six months ended June 30, 2025 as the dilutive stock price threshold was not met. Additionally, certain of the forward sales agreements entered into in the second quarter of 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for three and six months ended June 30, 2024 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following tables present Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Total
(millions)
Three Months Ended June 30, 2025
Beginning balance	$(179)	$3	$26	$(150)
Other comprehensive income (loss) before reclassifications: gains (losses)	—	(2)	—	(2)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10	—	—	10
Other income (expense)	—	3	(3)	—
Total	10	3	(3)	10
Income tax expense (benefit)	(3)	(1)	1	(3)
Total, net of tax	7	2	(2)	7
Net current period other comprehensive income (loss)	7	—	(2)	5
Ending balance	$(172)	$3	$24	$(145)
Three Months Ended June 30, 2024
Beginning balance	$(202)	$(15)	$42	$(175)
Other comprehensive income (loss) before reclassifications: gains (losses)	2	5	—	7
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	11
Other income (expense)	—	—	(5)	(5)
Total	11	—	(5)	6
Income tax expense (benefit)	(2)	—	—	(2)
Total, net of tax	9	—	(5)	4
Net current period other comprehensive income (loss)	11	5	(5)	11
Ending balance	$(191)	$(10)	$37	$(164)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $58 million, $61 million, $64 million and $68 million tax at June 30, 2025, March 31, 2025, June 30, 2024 and March 31, 2024, respectively.
(3)
Net of $— million, $2 million, $6 million and $11 million tax at June 30, 2025, March 31, 2025, June 30, 2024 and March 31, 2024, respectively.
(4)
Comprised entirely of prior service cost.
(5)
Net of $(8) million, $(9) million, $(11) million and $(10) million tax at June 30, 2025, March 31, 2025, June 30, 2024 and March 31, 2024, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Total
(millions)
Six Months Ended June 30, 2025
Beginning balance	$(171)	$(10)	$29	$(152)
Other comprehensive income (loss) before reclassifications: gains (losses)	(16)	9	—	(7)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	20	—	—	20
Other income (expense)	—	5	(6)	(1)
Total	20	5	(6)	19
Income tax expense (benefit)	(5)	(1)	1	(5)
Total, net of tax	15	4	(5)	14
Net current period other comprehensive income (loss)	(1)	13	(5)	7
Ending balance	$(172)	$3	$24	$(145)
Six Months Ended June 30, 2024
Beginning balance	$(216)	$1	$43	$(172)
Other comprehensive income (loss) before reclassifications: gains (losses)	9	(17)	—	(8)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	22	—	—	22
Other income (expense)	—	8	(9)	(1)
Total	22	8	(9)	21
Income tax expense (benefit)	(6)	(2)	3	(5)
Total, net of tax	16	6	(6)	16
Net current period other comprehensive income (loss)	25	(11)	(6)	8
Ending balance	$(191)	$(10)	$37	$(164)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $58 million, $58 million, $64 million and $73 million tax at June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, respectively.
(3)
Net of $— million, $9 million, $6 million and $(1) million tax at June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, respectively.
(4)
Comprised entirely of prior service cost.
(5)
Net of $(8) million, $(9) million, $(11) million and $(14) million tax at June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, respectively.

Virginia Power

The following tables present Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended June 30, 2025
Beginning balance	$21	$2	$23
Other comprehensive income (loss) before reclassifications: gains (losses)	2	(2)	—
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—
Ending balance	$23	$—	$23
Three Months Ended June 30, 2024
Beginning balance	$22	$(1)	$21
Other comprehensive income (loss) before reclassifications: gains (losses)	2	—	2
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	1	1
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	2	1	3
Ending balance	$24	$—	$24

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(8) million, $(7) million, $(8) million and $(7) million tax at June 30, 2025, March 31, 2025, June 30, 2024 and March 31, 2024, respectively.
(3)
Net of $1 million, $1 million, $1 million and $3 million tax at June 30, 2025, March 31, 2025, June 30, 2024 and March 31, 2024, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Six Months Ended June 30, 2025
Beginning balance	$28	$—	$28
Other comprehensive income (loss) before reclassifications: gains (losses)	(5)	—	(5)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(5)	—	(5)
Ending balance	$23	$—	$23
Six Months Ended June 30, 2024
Beginning balance	$15	$2	$17
Other comprehensive income (loss) before reclassifications: gains (losses)	9	(4)	5
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	—	—
Total, net of tax	—	2	2
Net current period other comprehensive income (loss)	9	(2)	7
Ending balance	$24	$—	$24
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(8) million, $(10) million, $(8) million and $(5) million tax at June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023, respectively.
(3)
Net of $1 million tax at each of June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at June 30, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$2	(2)-4	(1)	$2	(2)-3	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	173	(3)-15	7	173	(3)-15	7
Electricity	Discounted cash flow	Market price (per MWh)(3)	185	28-111	49
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	76	1-9	4	8	3-9	6
		Price volatility(4)		11%-72%	43%		19%-70%	43%
Total assets			$436			$183
Liabilities
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$4	(2)-3	(1)	$4	(2)-3	(1)
Electricity	Discounted cash flow	Market price (per MWh)(3)	18	28-119	58
Total liabilities			$22			$4

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

Nonrecurring Fair Value Measurements

See Note 11 for information regarding impairment charges recorded by Dominion Energy associated with a corporate office building and nonregulated renewable natural gas facilities.

Recurring Fair Value Measurements

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2025
Assets
Derivatives:
Commodity	$—	$83	$436	$519	$—	$23	$183	$206
Interest rate	—	183	—	183	—	71	—	71
Foreign currency exchange rate	—	44	—	44	—	44	—	44
Investments(1):
Equity securities:
U.S.	5,730	2	—	5,732	2,945	2	—	2,947
International	173	—	—	173	101	—	—	101
Fixed income:
Corporate debt instruments	—	550	—	550	—	309	—	309
Government securities	135	1,629	—	1,764	86	950	—	1,036
Cash equivalents and other	33	—	—	33	—	—	—	—
Total assets	$6,071	$2,491	$436	$8,998	$3,132	$1,399	$183	$4,714
Liabilities
Derivatives:
Commodity	$—	$107	$22	$129	$—	$34	$4	$38
Interest rate	—	66	—	66	—	16	—	16
Foreign currency exchange rate	—	9	—	9	—	9	—	9
Total liabilities	$—	$182	$22	$204	$—	$59	$4	$63
December 31, 2024
Assets
Derivatives:
Commodity	$—	$95	$399	$494	$—	$45	$70	$115
Interest rate	—	875	—	875	—	230	—	230
Foreign currency exchange rate	—	30	—	30	—	30	—	30
Investments(1):
Equity securities:
U.S.	5,403	2	—	5,405	2,769	2	—	2,771
International	165	—	—	165	99	—	—	99
Fixed income:
Corporate debt instruments	—	518	—	518	—	294	—	294
Government securities	138	1,605	—	1,743	85	939	—	1,024
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,735	$3,125	$399	$9,259	$2,953	$1,540	$70	$4,563
Liabilities
Derivatives:
Commodity	$—	$108	$15	$123	$—	$31	$2	$33
Interest rate	—	197	—	197	—	—	—	—
Foreign currency exchange rate	—	192	—	192	—	192	—	192
Total liabilities	$—	$497	$15	$512	$—	$223	$2	$225

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $208 million and $212 million of assets at Dominion Energy, inclusive of $74 million and $76 million at Virginia Power, at June 30, 2025 and December 31, 2024, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Beginning balance	$269	$190	$384	$86	$26	$(38)	$68	$(116)
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(3)	2	10	(6)
Electric fuel and other energy-related purchases	143	(27)	118	(148)	143	(27)	116	(146)
Discontinued operations	—	—	—	(1)
Included in regulatory assets/liabilities	150	176	43	307	145	149	113	226
Settlements	(153)	18	(149)	94	(143)	20	(126)	120
Purchases	8	1	8	28	8	1	8	21
Ending balance	$414	$360	$414	$360	$179	$105	$179	$105

Dominion Energy had $(3) million and $10 million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2025, respectively, and $2 million and $(6) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2024, respectively. Virginia Power had no unrealized gains or losses for the three and six months ended June 30, 2025 and 2024.

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

For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
June 30, 2025
Long-term debt(2)	$37,954	$36,145	$20,114	$18,711
Securitization bonds(3)	1,136	1,152	1,136	1,152
Junior subordinated notes(2)	3,223	3,417
December 31, 2024
Long-term debt(2)	$34,533	$32,167	$19,224	$17,578
Securitization bonds(3)	1,217	1,218	1,217	1,218
Junior subordinated notes(2)	3,223	3,372

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at June 30, 2025 and December 31, 2024.
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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
June 30, 2025
Commodity contracts:
Over-the-counter	$285	$11	$—	$274	$187	$7	$—	$180
Exchange	67	67	—	—	1	1	—	—
Interest rate contracts:
Over-the-counter	183	6	—	177	71	3	—	68
Foreign currency exchange rate contracts:
Over-the-counter	44	7	—	37	44	7	—	37
Total derivatives, subject to a master netting or similar arrangement	$579	$91	$—	$488	$303	$18	$—	$285
December 31, 2024
Commodity contracts:
Over-the-counter	$197	$20	$—	$177	$95	$14	$—	$81
Exchange	55	54	—	1	2	1	—	1
Interest rate contracts:
Over-the-counter	875	197	—	678	230	—	—	230
Foreign currency exchange rate contracts:
Over-the-counter	30	30	—	—	30	30	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,157	$301	$—	$856	$357	$45	$—	$312

(1)
Excludes derivative assets of $167 million and $242 million at June 30, 2025 and December 31, 2024, respectively, at Dominion Energy and $18 million at both June 30, 2025 and December 31, 2024 at Virginia Power, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
June 30, 2025
Commodity contracts:
Over-the-counter	$37	$13	$—	$24	$26	$9	$—	$17
Exchange	84	67	17	—	2	1	1	—
Interest rate contracts:
Over-the-counter	66	4	—	62	16	1	—	15
Foreign currency exchange rate contracts:
Over-the-counter	9	7	—	2	9	7	—	2
Total derivatives, subject to a master netting or similar arrangement	$196	$91	$17	$88	$53	$18	$1	$34
December 31, 2024
Commodity contracts:
Over-the-counter	$42	$20	$—	$22	$15	$14	$—	$1
Exchange	74	54	20	—	1	1	—	—
Interest rate contracts:
Over-the-counter	197	197	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	192	30	—	162	192	30	—	162
Total derivatives, subject to a master netting or similar arrangement	$505	$301	$20	$184	$208	$45	$—	$163

(1)
Excludes derivative liabilities of $8 million and $7 million at Dominion Energy and $10 million and $17 million at Virginia Power at June 30, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at June 30, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	35	17	32	17
Basis(1)	181	322	145	296
Electricity (MWh in millions):
Fixed price	14	32	4
FTRs	90		90
Interest rate(2) (in millions)	$473	$9,649	$190	$5,285
Foreign currency exchange rate(2) (in millions)
Danish Krone	1,690 kr.	292 kr.	1,690 kr.	292 kr.
Euro	€683	€128	€683	€128

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at June 30, 2025:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(172)	$(27)	390	$23	$1	390
Total	$(172)	$(27)		$23	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At June 30, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$281	$82	$192	$37
Interest rate	13	3
Foreign currency exchange rate	32	1	32	1
Current derivatives under cash flow hedge accounting
Interest rate	6	—	6	—
Total current derivatives	$332	$86	$230	$38
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$238	$47	$14	$1
Interest rate	99	32
Foreign currency exchange rate	12	8	12	8
Noncurrent derivatives under cash flow hedge accounting
Interest rate	65	31	65	16
Total noncurrent derivatives	414	118	91	25
Total derivatives	$746	$204	$321	$63
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$171	$78	$84	$32
Interest rate	101	22
Foreign currency exchange rate	27	107	27	107
Current derivatives under cash flow hedge accounting
Interest rate	137	—	137	—
Total current derivatives	$436	$207	$248	$139
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$323	$45	$31	$1
Interest rate	544	175
Foreign currency exchange rate	3	85	3	85
Noncurrent derivatives under cash flow hedge accounting
Interest rate	93	—	93	—
Total noncurrent derivatives	963	305	127	86
Total derivatives	$1,399	$512	$375	$225

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$—	$(10)	$28	$2	$—	$28
Total	$—	$(10)	$28	$2	$—	$28
Three Months Ended June 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$4	(11)	$42	$4	$—	$41
Total	$4	$(11)	$42	$4	$—	$41
Six Months Ended June 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(20)	$(72)	$(7)	$—	$(73)
Total	$(21)	$(20)	$(72)	$(7)	$—	$(73)
Six Months Ended June 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$12	$(22)	$130	$12	$—	$129
Total	$12	$(22)	$130	$12	$—	$129

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$23	$(15)	$(16)	$61	$(9)	$35	$(19)	$76
Electric fuel and other energy-related purchases	139	(42)	105	(190)	137	(41)	101	(187)
Discontinued operations	—	(1)	—	(25)
Interest rate:
Interest and related charges	(13)	(13)	(10)	(91)
Total	$149	$(71)	$79	$(245)	$128	$(6)	$82	$(111)

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

Note 10. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $162 million and $160 million at June 30, 2025 and December 31, 2024, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2025
Equity securities:(1)
U.S.	$1,247	$4,455	$(3)			$5,699	$710	$2,313	$(3)			$3,020
International	49	123	—			172	31	71	—			102
Fixed income securities:(2)
Corporate debt instruments	539	11	(10)		$—	540	312	5	(8)		$—	309
Government securities	1,734	18	(31)		—	1,721	1,048	9	(21)		—	1,036
Insurance contracts(3)	245	—	—			245
Cash equivalents and other(4)	60	—	—		—	60	15	—	—		—	15
Total	$3,874	$4,607	$(44)	(5)	$—	$8,437	$2,116	$2,398	$(32)	(5)	$—	$4,482
December 31, 2024
Equity securities:(1)
U.S.	$1,220	$4,157	$(4)			$5,373	$695	$2,155	$(3)			$2,847
International	52	111	—			163	34	65	—			99
Fixed income securities:(2)
Corporate debt instruments	516	6	(15)		$—	507	303	3	(12)		$—	294
Government securities	1,736	7	(39)		—	1,704	1,038	4	(18)		—	1,024
Insurance contracts(3)	239	—	—			239
Cash equivalents and other(4)	65	—	—		—	65	22	—	—		—	22
Total	$3,828	$4,281	$(58)	(5)	$—	$8,051	$2,092	$2,227	$(33)	(5)	$—	$4,286

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
(4)
Dominion Energy includes pending sales of securities of $27 million and $35 million at June 30, 2025 and December 31, 2024, respectively. Virginia Power includes pending sales of securities of $16 million and $22 million at June 30, 2025, and December 31, 2024, respectively.
(5)
Dominion Energy’s fair value of securities in an unrealized loss position was $795 million and $1.4 billion at June 30, 2025 and December 31, 2024, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $555 million and $796 million at June 30, 2025 and December 31, 2024, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions)
Net gains (losses) recognized during the period	$535	$178	$296	$637
Less: Net (gains) losses recognized during the period on securities sold during the period	10	6	16	(4)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$545	$184	$312	$633

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liabilities.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions)
Net gains (losses) recognized during the period	$274	$86	$153	$328
Less: Net (gains) losses recognized during the period on securities sold during the period	7	4	11	(5)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$281	$90	$164	$323
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liabilities.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2025 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$32	$23
Due after one year through five years	568	271
Due after five years through ten years	438	216
Due after ten years	1,223	835
Total	$2,261	$1,345

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions)
Proceeds from sales	$763	$884	$1,694	$1,579
Realized gains(1)	7	27	18	59
Realized losses(1)	22	34	42	72
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liabilities.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions)
Proceeds from sales	$355	$602	$923	$1,073
Realized gains(1)	5	16	14	39
Realized losses(1)	14	22	29	45
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liabilities.

Equity Method Investments

Dominion Energy recorded equity earnings (losses) on its investments of $(8) million and less than $(1) million for the six months ended June 30, 2025 and 2024, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(2) million and $(11) million for the six months ended June 30, 2025 and 2024, respectively, in discontinued operations, including amounts primarily related to its investment in Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of $3 million and $134 million for the six months ended June 30, 2025 and 2024, respectively. Dominion Energy made contributions of $11 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $2 million and $5 million, respectively, which is primarily attributable to capitalized interest.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of $1 million for both the three months ended June 30, 2025 and 2024, and $2 million and $12 million for the six months ended June 30, 2025 and 2024, respectively, in discontinued operations.

At June 30, 2025 and December 31, 2024, Dominion Energy has recorded a liability of $4 million and $7 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

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

Note 11. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Virginia Power is constructing the CVOW Commercial Project. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.9 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective between March and July 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost increase of $0.1 billion and $0.2 billion relative to Virginia Power’s May 2025 and February 2025 construction update filings, respectively, with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of the third quarter of 2025 that either contains steel and/or originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.3 billion. If the tariff requirements and rates related to the European Union are enacted consistent with the framework trade agreement announced in July 2025, such amount could increase by approximately $0.1 billion.

As a result of the revised total project cost estimate and cost sharing mechanism associated with tariffs enacted by June 30, 2025, for the three and six months ended June 30, 2025 Virginia Power recorded a charge for costs not expected to be recovered from customers of $51 million and $96 million, respectively, within impairment of assets and other charges, which includes $26 million and $48 million, respectively, attributable to noncontrolling interests, and an associated income tax benefit of $6 million and $12 million, respectively, all reflected in the Corporate and Other segment, in the Companies’ Consolidated Statements of Income. The enactment of increased tariff rates, such as those in accordance with a framework trade agreement between the U.S. and European Union announced in July 2025, would be expected to result in additional charges for costs not expected to be recovered from customers. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Sale of a Corporate Office Building

In the second quarter of 2024, Dominion Energy recorded a charge of $17 million ($12 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $23 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. The corporate office building is reflected in the Corporate and Other segment and was sold in December 2024 as discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$403	$38	$321	$3
Securitized cost of fuel used in electric generation(2)	119	124	119	124
Deferred rider costs for Virginia electric utility(3)	195	293	195	293
Ash pond and landfill closure costs(4)	112	108	112	108
Deferred nuclear refueling outage costs(5)	63	97	63	80
NND Project costs(6)	138	138
Derivatives(7)	27	8	25	6
Other	175	186	79	83
Regulatory assets-current	1,232	992	914	697
Unrecognized pension and other postretirement benefit costs(8)	483	486	—	—
Deferred rider costs for Virginia electric utility(3)	741	651	741	651
Interest rate hedges(9)	166	167	—	—
AROs and related funding(10)	392	387
NND Project costs(6)	1,742	1,811
CCR remediation, ash pond and landfill closure costs(4)	2,916	2,898	2,569	2,560
Deferred cost of fuel used in electric generation(1)	7	—	7	—
Securitized cost of fuel used in electric generation(2)	955	1,040	955	1,040
Derivatives(7)	35	182	1	148
Other	722	666	130	138
Regulatory assets-noncurrent	8,159	8,288	4,403	4,537
Total regulatory assets	$9,391	$9,280	$5,317	$5,234
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	15	92	15	92
Provision for future cost of removal and AROs(11)	119	119	119	119
Reserve for rate credits to electric utility customers(12)	56	73	—	—
Income taxes refundable through future rates(13)	83	88	64	64
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	176	51	150	30
Other	53	89	39	80
Regulatory liabilities-current	569	579	387	385
Income taxes refundable through future rates(13)	2,941	2,988	2,112	2,168
Provision for future cost of removal and AROs(11)	1,878	1,809	1,278	1,210
Nuclear decommissioning trust(15)	2,224	2,115	2,224	2,115
Monetization of guarantee settlement(14)	535	568
Interest rate hedges(9)	326	406	326	406
Reserve for rate credits to electric utility customers(12)	139	161	—	—
Overrecovered other postretirement benefit costs(16)	196	183
Derivatives(7)	189	248	43	25
Other	157	283	104	215
Regulatory liabilities-noncurrent	8,585	8,761	6,087	6,139
Total regulatory liabilities	$9,154	$9,340	$6,474	$6,524

(1)
Reflects deferred fuel expenses as well as, beginning in June 2025, deferred electric capacity expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations.
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
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years for both Dominion Energy and Virginia Power as of June 30, 2025.
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
(15)
Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses, changes in fair value and taxes thereon, as applicable) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(16)
Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At June 30, 2025, Dominion Energy and Virginia Power regulatory assets include $6.0 billion and $4.3 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation - Recent Developments

2025 Biennial Review

In March 2025, Virginia Power filed its base rate case and accompanying schedules in support of the 2025 Biennial Review in accordance with legislation enacted in Virginia in April 2023. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 7.77% on its generation and distribution services for the test period, compared to the ROE of 9.70% authorized by the Virginia Commission. Accordingly, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at June 30, 2025. Virginia Power proposed a base rate increase of $822 million effective January 2026 with an incremental base rate increase of $345 million effective January 2027. Alternatively, Virginia Power has proposed to include purchased electric capacity expenses as a component of fuel expenses instead of base rates. If the shift is approved, Virginia Power’s proposed base rate increase would be $458 million effective January 2026 with an incremental base rate increase of $173 million effective January 2027. The base rate proposals reflect necessary investments in assets and operating resources, including the impact of significant inflationary pressures on labor, materials and equipment since the 2023 Biennial Review, required to reliably serve a growing customer base. The proposed base rates reflect an ROE of 10.40% utilizing a common equity capitalization to total capitalization ratio of 52.10%. The ROE authorized by the Virginia Commission will be applied to Virginia Power’s riders prospectively and will also be utilized to measure base rate earnings for the 2027 Biennial Review. This matter is pending.

Virginia Fuel Expenses

In March 2025, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.6 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2025 and a projected $205 million under-recovered balance as of June 30, 2025. Virginia Power has proposed to include purchased electric capacity expenses as a component of fuel expenses, consistent with its filing in the 2025 Biennial Review. In addition to the projected energy-related fuel expense, Virginia Power projects $120 million of purchased electric capacity expense to be incurred with PJM from January 1, 2026 to June 30, 2026. Virginia Power’s proposed fuel rate, including purchased electric capacity expense, represents a fuel revenue increase of $860 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2025. In May 2025, the Virginia Commission ordered that Virginia Power’s proposed total fuel factor rate, excluding the purchased electric capacity expense component, be placed into effect on an interim basis beginning July 1, 2025. This matter is pending.

Virginia Power Equity Application

In April 2025, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $3.5 billion of authorized but unissued shares of its common stock, no par value, through the end of 2025 to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures. In June 2025, the Virginia Commission approved the request.

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

GTSA Filing

In March 2025, Virginia Power filed a petition with the Virginia Commission for approval of Phase IIIB, covering 2024 through 2026, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan requests approval for mainfeeder hardening work that Virginia Power undertook on three mainfeeders in 2024, proposes to continue the mainfeeder hardening project on 20 additional feeders in 2025 through 2026, proposes the continued implementation of a new outage management system previously approved by the Virginia Commission and requests approval of one new project, a remote sensing, image management and analytical program. For Phase IIIB, the total proposed capital investment is $278 million and the proposed operations and maintenance investment is $5 million. This matter is pending.

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

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR(2)	April 2025	Pending	January 2026	$166	$63
Rider CE(3)	October 2024	April 2025	May 2025	182	49
Rider DIST(4)	August 2024	May 2025	June 2025	267	N/A
Rider GEN(5)	June 2024	February 2025	April 2025	438	N/A
Rider GEN	June 2024	February 2025	April 2026	311	(127)
Rider SNA(6)	October 2024	July 2025	September 2025	207	138
Rider T1(7)	May 2025	Pending	September 2025	1,343	173

(1)
In addition, Virginia Power has riders associated with other projects with a total annual revenue requirement of $42 million and a pending application associated with the Chesterfield Energy Reliability Center described above, which if approved would result in a net annual revenue requirement increase of $36 million.
(2)
In connection with this application, Virginia Power also requests to extend existing rates for Rider CCR by one month through December 2025.
(3)
Associated with two solar generation projects, two small-scale solar projects and 19 purchased power agreements in addition to previously approved Rider CE projects.
(4)
Rider DIST includes $100 million in total revenue requirement for certain previously approved electric distribution grid transformation projects and $167 million for previously approved phases and proposed phase eight of certain new underground distribution facilities. Rider DIST also results in the consolidation of, and ceases the separate collection of rates under, Riders GT and U effective June 1, 2025.
(5)
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
(6)
The Virginia Commission also approved Virginia Power’s request for cost recovery of approximately $1.7 billion through Rider SNA for the second phase of the nuclear life extension program which includes investments for calendar years 2025 through 2027.
(7)
Consists of $561 million for the transmission component of Virginia Power’s base rates and $782 million for Rider T1.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	500- 230 kV	10	$705
Construct new Apollo-Twin Creek transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	230 kV	2	285
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	February 2025	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	March 2025	230 kV	6	170
Rebuild Aquia Harbour-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	March 2025	500- 230 kV	32	210
Partial rebuild, reconductor and construct new New Post transmission lines and related projects in the Counties of Caroline and Spotsylvania, Virginia	August 2024	May 2025	230 kV	38	120
Construct new Centreport transmission line, substation and related projects in Stafford County, Virginia	September 2024	June 2025	230 kV	3	55
Partial rebuild and construct new Meadowville transmission lines, substations and related projects in Chesterfield County, Virginia	October 2024	June 2025	230 kV	11	190
Construct new Technology Boulevard transmission lines, substation and related projects in Henrico County, Virginia	March 2025	Pending	230 kV	5	60
Construct new Hornbaker transmission lines, switching station and related projects in Prince William County, Virginia	March 2025	Pending	230 kV	5	95
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	Pending	500- 230 kV	11	525
Construct new Duval-Midlothian transmission lines, substation and related projects in Chesterfield County, Virginia	April 2025	Pending	230 kV	7	125
Rebuild Chickahominy-Elmont transmission line, new future transmission line and related projects in the Counties of Charles City, Henrico and Hanover, Virginia	May 2025	Pending	500- 230 kV	28	190
Rebuild Septa-Yadkin transmission line, partial rebuild of Suffolk-Thrasher transmission line and related projects in Isle of Wight County and the Cities of Chesapeake and Suffolk, Virginia	June 2025	Pending	500- 230 kV	33	250

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved during 2025 or applied for and currently pending approval with aggregate cost estimates of approximately $32 million and $33 million, respectively.
(2)
The final order of the Virginia Commission has been appealed to the Supreme Court of Virginia. This matter is pending.

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

Electric - Transmission Project

In December 2024, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to construct and operate the Ritter-Yemassee Transmission Line #2, comprised of a 17-mile 230 kV transmission line and associated facilities in Colleton and Hampton Counties, South Carolina with an estimated total project cost of $55 million. In April 2025, the South Carolina Commission approved the application.

Natural Gas Rates

In June 2025, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2025 with a total revenue requirement of $596 million. This revenue requirement represents a $17 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2025. This matter is pending.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s Consolidated Statements of Income include $5 million and $9 million for the three and six months ended June 30, 2025, respectively, and $6 million and $9 million for the three and six months ended June 30, 2024, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $4 million and $5 million for the three and six months ended June 30, 2025, respectively, and less than $1 million and $3 million for the three and six months ended June 30, 2024, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $142 million and $128 million for the three months ended June 30, 2025 and 2024, respectively, and $297 million and $243 million for the six months ended June 30, 2025 and 2024, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $42 million and $38 million at June 30, 2025 and December 31, 2024, respectively, recorded in payables to affiliates.

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

	June 30, 2025	December 31, 2024
(millions)
Assets
Prepayments(1)	$—	$—
Regulatory assets-current	119	124
Other current assets(2)	51	41
Regulatory assets-noncurrent	955	1,040
Total assets	$1,125	$1,205
Liabilities
Securities due within one year	$167	$163
Accrued interest, payroll and taxes	10	10
Securitization bonds	969	1,054
Total liabilities	$1,146	$1,227
(1)
Prepayments are presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
See Note 2 for additional information about restricted cash and equivalents at VPFS.

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets included balances for OSWP as follows:

	June 30, 2025	December 31, 2024
(millions)
Assets
Cash and cash equivalents	$131	$70
Customer receivables	—	—
Prepayments(1)	3	10
Regulatory assets-current	2	6
Property, plant and equipment	7,294	5,844
Regulatory assets-noncurrent	117	52
Other deferred charges and other assets	6	—
Total assets	$7,553	$5,982
Liabilities
Accounts payable	$1	$—
Accrued interest, payroll and taxes	1	—
Other current liabilities	8	—
Asset retirement obligations- noncurrent(2)	106	38
Other deferred credits and other liabilities	—	—
Total liabilities	$116	$38
(1)
Prepayments are presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
Asset retirement obligation-noncurrent are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

Note 16. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility. In April 2025, Dominion Energy amended its joint revolving credit facility to, among other things, increase the facility limit from $6.0 billion to $7.0 billion, increase the letters of credit support from $2.0 billion to $3.0 billion and extend the maturity date from June 2026 to April 2030. The key financial covenants in the facility are unchanged except for a technical clarification to the calculation of equity utilized in the total debt to total capital ratio.

At June 30, 2025, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its 364-day revolving credit agreement, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$7,000	$3,351	$2	$3,647
364-day revolving credit facility(2)	1,000	—	—	1,000
Total	$8,000	$3,351	$2	$4,647

(1)
This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $3.0 billion of letters of credit.
(2)
This credit facility, entered into in April 2025 with certain lenders, matures in April 2026, bears interest at a variable rate and contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility. This credit facility can be used to support bank borrowings and the issuance of commercial paper.

DESC’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with the Companies. At June 30, 2025, the sub-limit for DESC was $1.0 billion, which was increased from $500 million in April 2025. In July 2025, the sub-limit for DESC was decreased to $900 million.

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

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At June 30, 2025 and December 31, 2024, $84 million and $48 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At June 30, 2025 and December 31, 2024, Dominion Energy had $89 million and $88 million in letters of credit issued and outstanding under this agreement, including $78 million and $77 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At June 30, 2025, Dominion Energy had $52 million in letters of credit issued and outstanding under this agreement, including $50 million for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At June 30, 2025 and December 31, 2024, Dominion Energy’s Consolidated Balance Sheets include $424 million and $439 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as amended in April 2025. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At June 30, 2025, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$7,000	$1,745	$2

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2025, the sub-limit for Virginia Power was $3.0 billion, which was increased from $1.75 billion in April 2025. In July 2025, the sub-limit for Virginia Power was increased to $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At June 30, 2025 and December 31, 2024, $159 million and $112 million, respectively, in letters of credit were issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At June 30, 2025 and December 31, 2024, Virginia Power had $78 million and $77 million, out of Dominion Energy’s total $89 million and $88 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At June 30, 2025, Virginia Power had $50 million in letters of credit issued and outstanding under this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, extend the maturity date from June 2025 to April 2028, increase the commitment from $900 million to $1.0 billion and update certain pricing terms. At June 30, 2025 and December 31, 2024, Dominion Energy had no borrowings outstanding under this facility.

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

In May 2025, Dominion Energy issued $1.0 billion of 4.60% senior notes that mature in 2028.

Dominion Energy recognized a charge of $10 million during the six months ended June 30, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both June 30, 2025 and December 31,

2024, Dominion Energy had issued and outstanding 1.0 million of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended June 30, 2025 and 2024 and $22 million ($21.750 per share) for both the six months ended June 30, 2025 and 2024, respectively. There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference. Dominion Energy recorded dividends on the Series B Preferred Stock of $17 million ($21.646 per share) and $26 million ($33.271 per share) for the three and six months ended June 30, 2024, respectively, prior to its repurchase described above and redemption as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. These amounts include a deemed dividend of $9 million representing deferred issuance costs, legal and bank fees and excise tax associated with the shares of Series B Preferred Stock repurchased in June 2024.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $70 million from the issuance of one million shares of common stock for the six months ended June 30, 2025 and $66 million from the issuance of one million shares of common stock for the six months ended June 30, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

In June 2025, Virginia Power issued 30,006 shares of its common stock to Dominion Energy for $2.1 billion with the proceeds utilized to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.5 billion of common stock through the end of 2025 in order to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures, as discussed in Note 13. Virginia Power did not issue any shares of its common stock to Dominion Energy in 2024.

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

In February 2025, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to the forward sale agreements cannot exceed $1.2 billion in the aggregate, with Dominion Energy having the ability from time to time to increase such amount at its option. During the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of June 30, 2025.

Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2026 depending on receipt of final permits and approvals. At June 30, 2025 and December 31, 2024, Dominion Energy had $55 million and $56 million, respectively, of reserves recorded. At both June 30, 2025 and December 31, 2024, Virginia Power had $50 million of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

Other Legal Matters

The Companies are defendants in a number of lawsuits and claims involving unrelated incidents of property damage and personal injury. Due to the uncertainty surrounding these matters, the Companies are unable to make an estimate of the potential financial statement impacts; however, they could have a material impact on results of operations, financial condition and/or cash flows. In 2024, Dominion Energy resolved a claim associated with operations included in the East Ohio Transaction and at December 31, 2024, Dominion Energy’s Consolidated Balance Sheet includes a $30 million offsetting reserve and insurance receivable for this claim.

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

At June 30, 2025, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,409
Nuclear obligations(2)	187
Solar(3)	85
Other(4)	793
Total(5)(6)	$3,474

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
(6)
In July 2016, Dominion Energy signed an agreement with a lessor to construct and lease a new corporate office property in Richmond, Virginia and commenced an initial five-year lease term in August 2019, with certain options at the end of the term to extend the lease, purchase or sell the property. In July 2024, the agreement was amended to reflect Dominion Energy’s election to extend the lease term through July 2029. At the end of the lease term, Dominion Energy can (i) extend the term of the lease for at least one year, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the project costs or (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the project costs, Dominion Energy may be required to make a payment to the lessor equal to the recorded lease balance.

In addition, Dominion Energy had issued an additional $20 million of guarantees at June 30, 2025, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued three guarantees as of June 30, 2025 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at June 30, 2025, Dominion Energy had purchased $389 million of surety bonds, including $316 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 16, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

At June 30, 2025, Dominion Energy’s credit exposure totaled $117 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 87%. No single counterparty, whether investment grade or non-investment grade, exceeded $46 million of exposure. At June 30, 2025, Virginia Power’s exposure related to wholesale customers totaled $21 million. Of this amount, investment grade counterparties, including those internally rated, represented 32%. No single counterparty, whether investment grade or non-investment grade, exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $19 million and $18 million, respectively, as of June 30, 2025, and $13 million and $12 million, respectively, as of December 31, 2024. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at June 30, 2025 or December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at June 30, 2025 or December 31, 2024 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $19 million and $18 million, respectively, as of June 30, 2025 and $13 million and $12 million, respectively, as of December 31, 2024, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $13 million, respectively. At December 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $17 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At June 30, 2025 and December 31, 2024, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $550 million and $505 million, respectively. At June 30, 2025 and December 31, 2024, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $692 million and $663 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024
(millions)
Commodity purchases from affiliates	$147	$108	$513	$306
Services provided by affiliates(1)	196	171	405	326
Services provided to affiliates	3	4	7	8

(1)
Includes capitalized expenditures of $71 million and $58 million for the three months ended June 30, 2025 and 2024, respectively, and $146 million and $111 million for the six months ended June 30, 2025 and 2024, respectively.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $177 million and $500 million in short-term demand note borrowings from Dominion Energy as of June 30, 2025 and December 31, 2024, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of June 30, 2025 and December 31, 2024.

Interest charges related to Virginia Power’s borrowings from Dominion Energy were $22 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $36 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.

In the fourth quarter of 2024, Virginia Power declared a dividend of $407 million, which was paid in March 2025.

In June 2025, Virginia Power issued common stock to Dominion Energy as discussed in Note 16. There were no such issuances of Virginia Power common stock to Dominion Energy in 2024.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $2 million and $5 million for the three and six months ended June 30, 2024, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $(1) million and $13 million for the three and six months ended June 30, 2024, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit (credit) cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Service cost	$19	$22	$38	$44	$2	$3	$5	$6
Interest cost	109	108	217	217	15	14	29	28
Expected return on plan assets	(169)	(207)	(338)	(411)	(40)	(43)	(80)	(85)
Amortization of prior service (credit) cost	—	—	—	—	(7)	(9)	(13)	(18)
Net actuarial (gain) loss	—	22	—	(148)	—	(37)	—	(69)
Curtailments(1)	—	(25)	—	(56)	—	—	—	(4)
Plan amendment	—	—	—	22	—	—	—	—
Net periodic benefit (credit) cost	$(41)	$(80)	$(83)	$(332)	$(30)	$(72)	$(59)	$(142)
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

As a result of the Questar Gas Transaction, in the second quarter of 2024 Dominion Energy remeasured its pension and other postretirement benefit plans. The remeasurement resulted in $15 million ($11 million after-tax) of higher market related impacts on pension and other postretirement plans related to the Questar Gas Transaction, reflected in other income (expense) in Dominion Energy’s Consolidated Statement of Income. The discount rates used for the remeasurement related to the Questar Gas Transaction were 5.75% for the pension plan and 5.74% for the other postretirement benefit plan, respectively. All other assumptions used for the remeasurements were consistent with the measurement as of December 31, 2023.

Employer Contributions

During the three and six months ended June 30, 2025, Dominion Energy made $6 million and $7 million, respectively, of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $22 million of minimum required contributions to its qualified defined benefit pension plans in 2025. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2025. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

Other Employee Matters

In the first quarter of 2024, Dominion Energy recorded a charge of $23 million ($17 million after-tax) within discontinued operations attributable to a contribution to its defined contribution employee savings plan associated with the closing of the East Ohio Transaction. Additionally, in the first quarter of 2024, Dominion Energy recorded a charge of $13 million ($10 million after-tax) in other operations and maintenance expense related to a severance accrual for certain employees in connection with the business review.

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

In the six months ended June 30, 2025, Dominion Energy reported after-tax net expenses of $102 million in the Corporate and Other segment, including $27 million of after-tax net expenses for specific items with $7 million of after-tax net expenses attributable to its operating segments. In the six months ended June 30, 2024, Dominion Energy reported after-tax net expenses of $314 million in the Corporate and Other segment, including $86 million of after-tax net expenses for specific items with $19 million of after-tax net income attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2025 primarily related to the impact of the following items:

•
A $106 million ($79 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia; and
•
A $48 million ($36 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia; partially offset by
•
A $156 million ($87 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($74 million after-tax); and
•
Dominion Energy Virginia ($13 million after-tax); and
•
A $26 million ($19 million after-tax) gain related to economic hedging activities, attributable to Contracted Energy.

The net income for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $348 million ($216 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($187 million after-tax); and
•
Dominion Energy Virginia ($29 million after-tax); partially offset by
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

The following tables present segment information pertaining to Dominion Energy’s operations:

Three Months Ended June 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2025
Total revenue from external customers	$2,710	$833	$240	$27	$—	$3,810
Intersegment revenue	2	3	5	292	(302)	—
Total Operating Revenue	2,712	836	245	319	(302)	3,810
Electric fuel and other energy-related purchases(1)	729	199	21	—	(3)	946
Purchased electric capacity(1)	17	2	—	—	(1)	18
Purchased gas(1)	—	43	—	—	—	43
Other operations and maintenance(1)(2)	531	170	164	363	(295)	933
Depreciation and amortization(1)	396	141	22	21	—	580
Other taxes(1)	92	75	15	15	(3)	194
Total Operating Expenses	1,765	630	222	399	(302)	2,714
Interest and related charges(1)	252	70	8	238	(63)	505
Income tax expense (benefit)(1)	110	29	1	80	—	220
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	—	—	(1)
Other income (expense)(3)	39	—	(1)	371	—	409
Interest income(3)	5	2	35	55	(63)	34
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	1	—	1
Noncontrolling Interests(3)	80	—	—	(26)	—	54
Net Income Attributable to Dominion Energy	$549	$109	$47	$55	$—	$760
Investment in equity method investees(4)	$—	$—	$98	$41	$—	$139
Total assets (billions)	74.6	18.7	10.3	8.8	(5.0)	107.4
2024
Total revenue from external customers	$2,537	$758	$281	$(90)	$—	$3,486
Intersegment revenue	—	4	3	257	(264)	—
Total Operating Revenue	2,537	762	284	167	(264)	3,486
Electric fuel and other energy-related purchases(1)	707	186	28	—	(3)	918
Purchased electric capacity(1)	16	5	—	1	(1)	21
Purchased gas(1)	—	44	—	—	—	44
Other operations and maintenance(1)(2)	522	170	108	365	(258)	907
Depreciation and amortization(1)	444	136	19	22	—	621
Other taxes(1)	71	74	13	14	(2)	170
Total Operating Expenses	1,760	615	168	402	(264)	2,681
Interest and related charges(1)	206	66	11	231	(44)	470
Income tax expense (benefit)(1)	117	14	34	(53)	—	112
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	—	—	(1)
Other income (expense)(3)	29	1	14	186	—	230
Interest income(3)	2	1	16	39	(44)	14
Net Income From Discontinued Operations Including Noncontrolling Interests	—	—	—	97	—	97
Net Income (Loss) Attributable to Dominion Energy	$485	$69	$100	$(91)	$—	$563

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

Six Months Ended June 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2025
Total revenue from external customers	$5,505	$1,782	$544	$55	$—	$7,886
Intersegment revenue	1	5	8	602	(616)	—
Total Operating Revenue	5,506	1,787	552	657	(616)	7,886
Electric fuel and other energy-related purchases(1)	1,498	366	50	—	(6)	1,908
Purchased electric capacity(1)	24	4	—	—	(1)	27
Purchased gas(1)	—	190	—	—	—	190
Other operations and maintenance(1)(2)	1,090	348	275	767	(603)	1,877
Depreciation and amortization(1)	793	282	44	43	—	1,162
Other taxes(1)	189	154	30	36	(6)	403
Total Operating Expenses	3,594	1,344	399	846	(616)	5,567
Interest and related charges(1)	497	141	16	444	(112)	986
Income tax expense (benefit)(1)	243	47	40	(70)	—	260
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	(7)	—	(8)
Other income (expense)(3)	74	—	(8)	320	—	386
Interest income(3)	12	6	68	100	(112)	74
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	148	—	—	(48)	—	100
Net Income (Loss) Attributable to Dominion Energy	$1,110	$261	$156	$(102)	$—	$1,425
Investment in equity method investees(4)	$—	$—	$98	$41	$—	$139
Capital expenditures	5,233	561	396	36	—	6,226
Total assets (billions)	74.6	18.7	10.3	8.8	(5.0)	107.4
2024
Total revenue from external customers	$5,026	$1,650	$587	$(145)	$—	$7,118
Intersegment revenue	—	5	5	491	(501)	—
Total Operating Revenue	5,026	1,655	592	346	(501)	7,118
Electric fuel and other energy-related purchases(1)	1,408	419	54	—	(4)	1,877
Purchased electric capacity(1)	29	4	—	1	(1)	33
Purchased gas(1)	—	164	—	—	—	164
Other operations and maintenance(1)(2)	1,055	336	212	681	(492)	1,792
Depreciation and amortization(1)	889	272	37	44	—	1,242
Other taxes(1)	164	149	27	36	(4)	372
Total Operating Expenses	3,545	1,344	330	762	(501)	5,480
Interest and related charges(1)	398	133	20	574	(80)	1,045
Income tax expense (benefit)(1)	234	32	75	(133)	—	208
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	—	—	(1)
Other income (expense)(3)	50	—	(7)	253	—	296
Interest income(3)	10	3	63	75	(80)	71
Net Income From Discontinued Operations Including Noncontrolling Interests	—	—	—	215	—	215
Net Income (Loss) Attributable to Dominion Energy	$909	$149	$222	$(314)	$—	$966
Capital expenditures	$4,572	$489	$434	$426	$—	$5,921
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges.
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

In the six months ended June 30, 2025, Virginia Power reported after-tax net expenses of $90 million in the Corporate and Other segment, including $100 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2024, Virginia Power reported after-tax net income of $29 million in the Corporate and Other segment, including $29 million of after-tax net income for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2025 primarily related to the impact of the following items:

•
A $106 million ($79 million after-tax) loss associated with severe weather events; and
•
A $48 million ($36 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; partially offset by
•
A $23 million ($13 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following item:

•
A $46 million ($29 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following tables present segment information pertaining to Virginia Power’s operations:

Three Months Ended June 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$2,712	$—	$2,712
Electric fuel and other energy-related purchases(1)	729	—	729
Purchased electric capacity(1)	17	—	17
Other operations and maintenance(1)(2)	531	72	603
Depreciation and amortization(1)	396	—	396
Other taxes(1)	92	—	92
Total Operating Expenses	1,765	72	1,837
Interest and related charges(1)	252	(1)	251
Income tax expense (benefit)(1)	110	5	115
Other income (expense)(3)	39	36	75
Interest income(3)	5	—	5
Noncontrolling Interests(3)	80	(26)	54
Net Income (Loss) Attributable to Virginia Power	$549	$(14)	$535
Total assets (billions)	$73.1	$—	$73.1
2024
Operating Revenue	$2,537	$—	$2,537
Electric fuel and other energy-related purchases(1)	707	—	707
Purchased electric capacity(1)	16	—	16
Other operations and maintenance(1)(2)	522	13	535
Depreciation and amortization(1)	444	1	445
Other taxes(1)	71	1	72
Total Operating Expenses	1,760	15	1,775
Interest and related charges(1)	206	(2)	204
Income tax expense(1)	117	3	120
Other income(3)	29	8	37
Interest income(3)	2	—	2
Net Income (Loss) Attributable to Virginia Power	$485	$(8)	$477

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.

Six Months Ended June 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$5,506	$(29)	$5,477
Electric fuel and other energy-related purchases(1)	1,498	—	1,498
Purchased electric capacity(1)	24	—	24
Other operations and maintenance(1)(2)	1,090	169	1,259
Depreciation and amortization(1)	793	1	794
Other taxes(1)	189	—	189
Total Operating Expenses	3,594	170	3,764
Interest and related charges(1)	497	(3)	494
Income tax expense (benefit)(1)	243	(38)	205
Other income (expense)(3)	74	20	94
Interest income(3)	12	—	12
Noncontrolling Interests(3)	148	(48)	100
Net Income (Loss) Attributable to Virginia Power	$1,110	$(90)	$1,020
Capital expenditures	$5,233	$—	$5,233
Total assets (billions)	73.1	—	73.1
2024
Operating Revenue	$5,026	$—	$5,026
Electric fuel and other energy-related purchases(1)	1,408	—	1,408
Purchased electric capacity(1)	29	—	29
Other operations and maintenance(1)(2)	1,055	(6)	1,049
Depreciation and amortization(1)	889	4	893
Other taxes(1)	164	1	165
Total Operating Expenses	3,545	(1)	3,544
Interest and related charges(1)	398	(4)	394
Income tax expense(1)	234	19	253
Other income(3)	50	37	87
Interest income(3)	10	6	16
Net Income Attributable to Virginia Power	$909	$29	$938
Capital expenditures	$4,572	$—	$4,572

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

Accounting Matters

As of June 30, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2025	2024	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$760	$563	$197
Diluted EPS	0.88	0.64	0.24
Year-To-Date
Net income attributable to Dominion Energy	$1,425	$966	$459
Diluted EPS	1.65	1.10	0.55

Overview

Second Quarter 2025 vs. 2024

Net income attributable to Dominion Energy increased 35%, primarily due to an increase in net investment earnings on nuclear decommissioning trust funds and higher rider equity returns reflecting capital investments at Virginia Power. These increases were partially offset by the closings of the East Ohio, Questar Gas and PSNC Transactions.

Year-To-Date 2025 vs. 2024

Net income attributable to Dominion Energy increased 48%, primarily due to the absence of lower market-related impacts on pension and other postretirement plans, higher rider equity returns reflecting capital investments at Virginia Power, increased unrealized gains on economic hedging activities, an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina, the absence of an impairment associated with the Questar Gas Transaction and an increase in renewable energy tax credits. These increases were partially offset by a 50% noncontrolling interest, a decrease in net investment earnings on nuclear decommissioning trust funds, an increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power and the closings of the East Ohio, Questar Gas and PSNC Transactions.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions)
Operating revenue	$3,810	$3,486	$324	$7,886	$7,118	$768
Electric fuel and other energy-related purchases	946	918	28	1,908	1,877	31
Purchased electric capacity	18	21	(3)	27	33	(6)
Purchased gas	43	44	(1)	190	164	26
Other operations and maintenance	883	840	43	1,781	1,695	86
Depreciation and amortization	580	621	(41)	1,162	1,242	(80)
Other taxes	194	170	24	403	372	31
Impairment of assets and other charges	50	67	(17)	96	97	(1)
Other income (expense)	442	243	199	452	366	86
Interest and related charges	505	470	35	986	1,045	(59)
Income tax expense	220	112	108	260	208	52
Net income from discontinued operations including noncontrolling interests	1	97	(96)	—	215	(215)
Noncontrolling interests	54	—	54	100	—	100

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2025 vs. 2024

Operating revenue increased 9%, primarily reflecting:

•
A $157 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $102 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($79 million);
•
A $66 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $52 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina;
•
A $17 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power; and
•
A $15 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $46 million decrease from the relative effect of a planned outage at Millstone;
•
A $42 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024; and
•
A $19 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days during the cooling season.

Electric fuel and other energy-related purchases increased 3%, primarily due to an increase in the use of purchased renewable energy credits ($52 million), partially offset by lower commodity costs for electric utilities ($36 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily due to an increase in outage costs at Millstone ($44 million) and an increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power ($27 million), partially offset by a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($19 million) and the absence of costs associated with the business review completed in March 2024 ($16 million).

Depreciation and amortization decreased 7%, primarily due to the absence of RGGI-related amortization ($90 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($41 million).

Other taxes increased 14%, primarily due to an increase in property taxes.

Impairment of assets and other charges decreased 25%, primarily due to the absence of a charge for the impairment of certain nonregulated renewable natural gas facilities ($33 million) and the absence of an impairment of a corporate office building ($17 million), partially offset by a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($51 million).

Other income increased 82%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($209 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($29 million).

Interest and related charges increased 7%, primarily due to an increase in net issuances of long-term debt ($58 million) and unrealized losses in 2025 compared to unrealized gains in 2024 associated with freestanding derivatives ($23 million), partially offset by variable rate debt repaid from proceeds associated with the business review completed in March 2024 ($30 million) and decreased interest expense associated with rider deferrals ($14 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 96%, primarily due to higher pre-tax income ($104 million) and higher taxes on earnings within qualified decommissioning trusts ($34 million), partially offset by an increase in renewable energy tax credits ($34 million).

Net income from discontinued operations including noncontrolling interests decreased 99%, primarily due to the absence of earnings from operations following the closing of the Questar Gas Transaction ($42 million) and PSNC Transaction ($27 million) and the absence of a gain on the closing of the Questar Gas Transaction ($33 million), partially offset by the absence of tax expense associated with the PSNC Transaction ($14 million).

Noncontrolling interests increased $54 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $26 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Year-To-Date 2025 vs. 2024

Operating revenue increased 11%, primarily reflecting:

•
A $349 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $153 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized gains on freestanding derivatives ($12 million);
•
A $105 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina;
•
An $80 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($99 million), partially offset by a decrease in cooling degree days during the cooling season ($19 million);
•
An $80 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $34 million increase in transition service agreements primarily associated with the East Ohio, Questar Gas and PSNC Transactions;
•
A $33 million increase in sales to electric utility retail customers associated with growth; and
•
A $26 million increase in sales to customers from non-jurisdictional solar generation facilities at Virginia Power.

These increases were partially offset by:

•
A $71 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers ($97 million), including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024, partially offset by an increase in commodity costs associated with sales to gas utility customers ($26 million);
•
A $34 million net decrease associated with outages at Millstone attributable to the relative effects of a planned outage ($46 million), partially offset by fewer unplanned outages ($12 million); and

•
A $29 million decrease associated with severe weather events affecting Virginia Power.

Electric fuel and other energy-related purchases increased 2%, primarily due to an increase in the use of purchased renewable energy credits ($115 million), partially offset by lower commodity costs for electric utilities ($103 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 16%, primarily due to an increase in commodity costs for gas utility operations, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 5%, primarily due to an increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power ($77 million), and an increase in outage costs at Millstone ($47 million), partially offset by the absence of costs associated with the business review completed in March 2024 ($31 million).

Depreciation and amortization decreased 6%, primarily due to the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($82 million).

Impairment of assets and other charges decreased 1%, primarily due to the absence of a charge in connection with a settlement of an agreement ($47 million), the absence of a charge for the impairment of certain nonregulated renewable natural gas facilities ($33 million) and the absence of an impairment of a corporate office building ($17 million), partially offset by a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($96 million).

Other income increased 23%, primarily due to the absence of lower market-related impacts on pension and other postretirement plans ($328 million) and an increase in AFUDC associated with rate-regulated projects ($26 million), partially offset by a decrease in net investment gains on nuclear decommissioning trust funds ($186 million), a decrease in non-service components of pension and other postretirement employee benefit plan credits ($52 million) and a decrease in earnings from other investments ($24 million).

Interest and related charges decreased 6%, primarily due to variable rate debt repaid from proceeds associated with the business review completed in March 2024 ($61 million), lower unrealized losses associated with freestanding derivatives ($16 million), higher premiums received on interest rate derivatives ($14 million), the absence of charges incurred due to early debt repayments associated with the business review completed in March 2024 ($12 million) and lower interest rates on commercial paper ($12 million), partially offset by an increase in net issuances of long-term debt ($59 million).

Income tax expense increased 25%, primarily due to higher pre-tax income ($180 million), partially offset by an increase in renewable energy tax credits ($87 million), lower taxes on earnings within qualified decommissioning trusts ($23 million) and a benefit associated with the remeasurement of an uncertain tax position ($18 million).

Net income from discontinued operations including noncontrolling interests decreased $215 million, primarily due to the absence of earnings from operations following the closing of the Questar Gas Transaction ($184 million), PSNC Transaction ($127 million) and East Ohio Transaction ($82 million), the absence of a gain on the closing of the Questar Gas Transaction ($33 million) and the absence of a tax benefit associated with the Questar Gas Transaction ($25 million), partially offset by the absence of a loss on the closing of the East Ohio Transaction ($108 million), the absence of an impairment associated with the Questar Gas Transaction ($78 million), the absence of charges for employee benefit items related to the East Ohio Transaction ($33 million) and the absence of tax expense associated with the PSNC Transaction ($16 million).

Noncontrolling interests increased $100 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $48 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	2025	2024	$ Change
(millions)
Second Quarter
Net income attributable to Virginia Power	$535	$477	$58
Year-To-Date
Net income attributable to Virginia Power	$1,020	$938	$82

Overview

Second Quarter 2025 vs. 2024

Net income increased 12%, primarily due to higher rider equity returns reflecting capital investments, partially offset by a 50% noncontrolling interest.

Year-To-Date 2025 vs. 2024

Net income increased 9%, primarily due to higher rider equity returns reflecting capital investments, partially offset by a 50% noncontrolling interest and an increase in charges associated with severe weather events, including storm damage and restoration costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions)
Operating revenue	$2,712	$2,537	$175	$5,477	$5,026	$451
Electric fuel and other energy-related purchases	729	707	22	1,498	1,408	90
Purchased electric capacity	17	16	1	24	29	(5)
Other operations and maintenance	553	520	33	1,163	1,051	112
Depreciation and amortization	396	445	(49)	794	893	(99)
Other taxes	92	72	20	189	165	24
Impairment of assets and other charges (benefits)	50	15	35	96	(2)	98
Other income (expense)	80	39	41	106	103	3
Interest and related charges	251	204	47	494	394	100
Income tax expense	115	120	(5)	205	253	(48)
Noncontrolling interests	54	—	54	100	—	100

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2025 vs. 2024

Operating revenue increased 7%, primarily reflecting:

•
A $157 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $56 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $17 million increase in sales to customers from non-jurisdictional solar generation facilities; and
•
A $13 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $53 million net decrease in fuel-related revenue as a result of a decrease in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024; and
•
A $16 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days during the cooling season.

Electric fuel and other energy-related purchases increased 3%, primarily due to an increase in the use of purchased renewable energy credits ($52 million), partially offset by lower commodity costs for electric utilities ($47 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 6%, primarily due to an increase in salaries, wages and benefits and administrative costs ($29 million), an increase in charges associated with severe weather events, including storm damage and restoration costs ($27 million), and an increase in outside services ($14 million), partially offset by a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($19 million).

Depreciation and amortization decreased 11%, primarily due to the absence of RGGI-related amortization ($90 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($33 million).

Other taxes increased 28%, primarily due to an increase in property taxes.

Impairment of assets and other charges increased $35 million, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project.

Other income increased $41 million, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($27 million) and an increase in AFUDC associated with rate-regulated projects ($13 million).

Interest and related charges increased 23%, primarily due to an increase in long-term debt borrowings ($28 million) and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy ($24 million), partially offset by decreased interest expense associated with rider deferrals ($14 million), which is offset in operating revenue and does not impact net income.

Income tax expense decreased 4%, primarily due to an increase in renewable energy tax credits.

Noncontrolling interests increased $54 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $26 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Year-To-Date 2025 vs. 2024

Operating revenue increased 9%, primarily reflecting:

•
A $349 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $74 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $57 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($73 million), partially offset by a decrease in cooling degree days during the cooling season ($16 million);
•
A $29 million increase in sales to electric utility retail customers associated with growth; and

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

Electric fuel and other energy-related purchases increased 6%, primarily due to an increase in the use of purchased renewable energy credits ($115 million), partially offset by lower commodity costs for electric utilities ($51 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 11%, primarily due to an increase in charges associated with severe weather events, including storm damage and restoration costs ($77 million), an increase in salaries, wages and benefits and administrative costs ($70 million) and an increase in outside services ($15 million), partially offset by a decrease in bad debt expense ($12 million).

Depreciation and amortization decreased 11%, primarily due to the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($64 million) and an increase in amortization associated with non-fuel riders ($12 million).

Other taxes increased 15%, primarily due to an increase in property taxes.

Impairment of assets and other charges increased $98 million, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($96 million) and the absence of a benefit from the establishment of a regulatory asset associated with previously incurred storm damage and restoration costs in connection with the settlement of the 2023 Biennial Review ($11 million).

Other income increased 3%, primarily due to an increase in AFUDC associated with rate-regulated projects ($31 million), partially offset by a decrease in net investment gains on nuclear decommissioning trust funds ($23 million).

Interest and related charges increased 25%, primarily due to an increase in long-term debt borrowings ($54 million) and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy ($44 million).

Income tax expense decreased 19%, primarily due to an increase in renewable energy tax credits.

Noncontrolling interests increased $100 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $48 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2025	2024	$ Change	2025	2024	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$549	$485	$64	$0.64	$0.58	$0.06
Dominion Energy South Carolina	109	69	40	0.13	0.08	0.05
Contracted Energy	47	100	(53)	0.05	0.12	(0.07)
Corporate and Other	55	(91)	146	0.06	(0.14)	0.20
Consolidated	$760	$563	$197	$0.88	$0.64	$0.24

Year-To-Date
Dominion Energy Virginia	$1,110	$909	$201	$1.30	$1.09	$0.21
Dominion Energy South Carolina	261	149	112	0.31	0.18	0.13
Contracted Energy	156	222	(66)	0.18	0.26	(0.08)
Corporate and Other	(102)	(314)	212	(0.14)	(0.43)	0.29
Consolidated	$1,425	$966	$459	$1.65	$1.10	$0.55

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity delivered (million MWh)	23.7	22.6	5%	49.1	46.0	7%
Electricity supplied (million MWh):
Utility	23.7	22.6	5	49.1	46.0	7
Non-Jurisdictional	0.6	0.6	—	0.9	0.9	—
Degree days (electric distribution and utility service area):
Cooling	612	648	(6)	632	652	(3)
Heating	176	179	(2)	2,118	1,838	15
Average electric distribution customer accounts (thousands)	2,804	2,778	1	2,802	2,775	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(12)	$(0.01)	$42	$0.05
Customer usage and other factors	52	0.06	77	0.09
Customer-elected rate impacts	—	—	(7)	(0.01)
Rider equity return	143	0.17	276	0.33
Storm damage and restoration costs	(2)	—	6	0.01
Planned outage costs	(2)	—	4	—
Nuclear production tax credit	2	—	19	0.02
Sale of noncontrolling interest	(80)	(0.10)	(148)	(0.18)
Depreciation and amortization	(7)	(0.01)	(12)	(0.01)
Interest expense, net	(28)	(0.03)	(40)	(0.05)
Other	(2)	(0.01)	(16)	(0.02)
Share dilution	—	(0.01)	—	(0.02)
Change in net income contribution	$64	$0.06	$201	$0.21

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity delivered (million MWh)	5.5	5.5	—%	10.8	10.5	3%
Electricity supplied (million MWh)	5.8	5.8	—	11.3	11.1	2
Degree days (electric distribution service areas):
Cooling	269	281	(4)	269	281	(4)
Heating	10	20	(50)	853	640	33
Gas distribution throughput (bcf):
Sales	15	13	15	37	32	16
Average distribution customer accounts (thousands):
Electric	819	808	1	813	802	1
Gas	471	459	3	469	456	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(3)	$—	$17	$0.02
Customer usage and other factors	10	0.01	15	0.02
Customer-elected rate impacts	2	—	7	0.01
Base rate case & Natural Gas Rate Stabilization Act impacts	40	0.05	84	0.10
Capital cost rider	(2)	—	(4)	—
Depreciation and amortization	(4)	—	(8)	(0.01)
Interest expense, net	(2)	—	(4)	—
Other	(1)	—	5	—
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$40	$0.05	$112	$0.13

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Second Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity supplied (million MWh)	4.0	5.1	(22)%	8.9	9.5	(6)%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Second Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$8	$0.01	$(4)	$—
Planned Millstone outages(1)	(62)	(0.07)	(64)	(0.08)
Unplanned Millstone outages(1)	(2)	—	10	0.01
Depreciation and amortization	(2)	—	(5)	—
Interest expense, net	3	—	3	—
Other	2	(0.01)	(6)	(0.01)
Share dilution	—	—	—	—
Change in net income contribution	$(53)	$(0.07)	$(66)	$(0.08)

(1)
Includes earnings impact from outage costs and lower energy margins.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$125	$(67)	$192	$(7)	$19	$(26)
Specific items attributable to Corporate and Other segment	(14)	63	(77)	(20)	(105)	85
Net income (expense) from specific items	111	(4)	115	(27)	(86)	59
Corporate and other operations:
Interest expense, net	(114)	(137)	23	(223)	(317)	94
Equity method investments	—	—	—	(5)	—	(5)
Pension and other postretirement benefit plans	57	72	(15)	114	137	(23)
Corporate service company costs	(11)	(25)	14	(25)	(52)	27
Other	12	3	9	64	4	60
Net expense from corporate and other operations	(56)	(87)	31	(75)	(228)	153
Total net income (expense)	$55	$(91)	$146	$(102)	$(314)	$212
EPS impact	$0.06	$(0.14)	$0.20	$(0.14)	$(0.43)	$0.29

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2025, this primarily included $15 million after-tax loss for derivative mark-to-market changes. For the six months ended June 30, 2025, this primarily included $20 million after-tax loss for derivative mark-to-market changes.

For the three months ended June 30, 2024, this primarily included $97 million net income from discontinued operations, primarily associated with operations included in the PSNC and Questar Gas Transactions, including the gain on sale associated with the Questar Gas Transaction. For the six months ended June 30, 2024, this primarily included a $251 million after-tax loss associated with lower market-related impacts on pension and other postretirement plans, $215 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio Transaction, gain on sale associated with the Questar Gas Transaction, as well as an impairment charge associated with the Questar Gas Transaction, a $34 million after-tax loss for derivative mark-to-market changes and $25 million in after-tax costs associated with the business review completed in March 2024.

Outlook

As of June 30, 2025, there have been no material changes to Dominion Energy’s 2025 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2025 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2025	2024
(millions)
Cash, restricted cash and equivalents at January 1	$365	$301
Cash flows provided by (used in):
Operating activities(1)	2,429	2,838
Investing activities	(6,385)	1,328
Financing activities	4,004	(4,260)
Net increase (decrease) in cash, restricted cash and equivalents	48	(94)
Cash, restricted cash and equivalents at June 30	$413	$207

(1)
Includes cash outflows of $39 million and $40 million for energy efficiency programs in Virginia for the six months ended June 30, 2025 and 2024, respectively, and $12 million for DSM programs in South Carolina for both the six months ended June 30, 2025 and 2024.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $409 million, inclusive of a $324 million decrease from discontinued operations. Net cash provided by continuing operations decreased $85 million, primarily due to lower deferred fuel and purchased gas cost recoveries ($935 million), partially offset by settlements of interest rate swaps ($362 million), an increase from changes in working capital ($94 million) and an increase of $394 million primarily due to higher operating cash flows from electric utility operations driven by riders, customer usage and weather.

Investing Cash Flows

Net cash from Dominion Energy’s investing activities decreased $7.7 billion, primarily due to the absence of net proceeds from the East Ohio and Questar Gas Transactions in 2024 ($7.2 billion), an increase in plant construction and other property additions ($482 million) and the absence of distributions from equity method affiliates in 2024 ($126 million), partially offset by lower acquisitions of solar development projects ($177 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities increased $8.3 billion, primarily due to the absence of net repayments on 364-day term loan facilities in 2024 ($4.8 billion), an increase in net issuances of short-term debt ($2.1 billion), an increase in net issuances of long-term debt ($1.4 billion), capital contributions from Stonepeak to OSWP ($724 million), the absence of supplemental credit facility repayments in 2024 ($450 million) and the absence of the partial repurchase of Series B Preferred Stock in 2024 ($440 million), partially offset by a $1.4 billion decrease due to repayments of securitization bonds in 2025 which were issued in 2024, distributions from OSWP to Stonepeak ($106 million) and impacts from the sale of a noncontrolling interest in OSWP ($88 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the six months ended June 30, 2025.

Revolving Credit Facilities

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility. In April 2025, Dominion Energy amended its joint revolving credit facility to, among other things, increase the facility limit from $6.0 billion to $7.0 billion and extend the maturity date from June 2026 to April 2030. In addition, in April 2025, Dominion Energy entered into a $1.0 billion 364-day revolving credit agreement. At June 30, 2025, Dominion Energy had $4.6 billion of unused capacity under these revolving credit facilities. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2025, Dominion Energy’s Consolidated Balance Sheet included $424 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

Long-Term Debt

Sustainability Revolving Credit Agreement

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, increase the facility limit from $900 million to $1.0 billion and extend the maturity date from June 2025 to April 2028. At June 30, 2025, Dominion Energy had no borrowings outstanding under this facility. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Issuances and Borrowings of Long-Term Debt

During the six months ended June 30, 2025, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
(millions)
January	First mortgage bonds	Public	DESC	$450	5.300%	2035
March	Senior notes	Public	Virginia Power	625	5.150	2035
March	Senior notes	Public	Virginia Power	625	5.650	2055
March	Senior notes	Public	Dominion Energy	800	5.000	2030
March	Senior notes	Public	Dominion Energy	700	5.450	2035
May	Senior notes	Public	Dominion Energy	1,000	4.600	2028
Total issuances and borrowings				$4,200

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $5.5 billion and $8.0 billion of long-term debt during 2025, inclusive of amounts issued through June 30, 2025 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the six months ended June 30, 2025:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
(millions)
Debt scheduled to mature in 2025		Multiple	$830	various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$830

(1)
Total amount redeemed prior to maturity, if any, includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the six months ended June 30, 2025, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2025, Dominion Energy expects to remarket approximately $225 million of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. In May 2025, Moody’s affirmed its credit ratings but revised its outlook for Dominion Energy from stable to negative. As of June 30, 2025, there have been no other changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. As of June 30, 2025, there have been no material changes to these covenants, nor any events of default under these covenants except the following changes. As discussed in Note 16 to the Consolidated Financial Statements of this report, Dominion Energy entered into an amended joint revolving credit facility as well as an amended Sustainability Revolving Credit Agreement. Within both agreements, the calculation of equity utilized in the total debt to total capital ratio was updated for a technical clarification. In addition, under the amended joint revolving credit facility, if Dominion Energy or any of its material subsidiaries failed to make payment on various debt obligations in excess of $250 million, or $150 million for DESC, the lenders could require the defaulting company, if it is a borrower under Dominion Energy’s joint revolving credit facility, to accelerate its repayment of any outstanding borrowings and the lenders could terminate their commitments, if any, to lend funds to that company under the credit facility.

As discussed in Note 16 to the Consolidated Financial Statements of this report, in April 2025, Dominion Energy also entered into a new $1.0 billion 364-day revolving credit agreement, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under these two facilities.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, there is a discussion of Dominion Energy’s existing equity financing programs, including

Dominion Energy Direct®. During the six months ended June 30, 2025, Dominion Energy issued $70 million of stock through these programs, net of fees and commissions. During the first quarter of 2025, Dominion Energy entered forward sale agreements under its May 2024 at-the-market program for approximately 8.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered from September through December 2024, Dominion Energy has entered forward sale agreements for approximately 18.5 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $56.62 per share. In February 2025, Dominion Energy entered into a new at-the-market-program. During the second quarter of 2025, Dominion Energy entered forward sale agreements under its February 2025 at-the-market program for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Through June 30, 2025, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

As of June 30, 2025, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rate.

Subsidiary Dividend Restrictions

As of June 30, 2025, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Collateral and Credit Risk

As of June 30, 2025, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at June 30, 2025 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$55	$—	$55
Non-investment grade(2)	11	—	11
No external ratings:
Internally rated—investment grade(3)	53	7	46
Internally rated—non-investment grade(4)	6	1	5
Total(5)	$125	$8	$117

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

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at June 30, 2025. Such obligations include:

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

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $10.9 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective between March and July 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $63/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost increase of $0.1 billion relative to Virginia Power’s May 2025 construction update filing with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of the third quarter of 2025 that either contains steel and/or originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.3 billion. If the tariff requirements and rates related to the European Union are enacted consistent with the framework trade agreement announced in July 2025, such amount could increase by approximately $0.1 billion.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs, if any, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities are anticipated to be completed in early 2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. During the first installation season which concluded in October 2024 and for the period of the second installation season which commenced in May 2025 through July 2025, 134 monopiles were installed with the remaining 42 monopiles expected to be installed during the remainder of the second installation season which runs through October 2025. Transition pieces began to be installed on monopiles near the end of 2024 with 59 transition pieces installed through July 2025 and the remaining 117 expected to be installed by early 2026. The first of three offshore substations was installed in March 2025. Deepwater export cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 12 have been installed through July 2025 with the remaining to be laid throughout 2025 and 2026. Turbines are expected to commence installment in the second half of 2025 and be completed by the end of 2026.

Federal Income Tax Laws

The OBBBA modifies many of the tax credits for renewable and clean energy technologies created under the IRA and discussed in Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Provisions include the termination of the production and investment tax credits for wind and solar for facilities placed in service after 2027, except for certain facilities that commence construction by July 2026, and a phase out of other production and investment tax credits for certain clean energy facilities, including but not limited to battery storage and small modular reactors in which construction begins through 2035, at which point the credits are fully phased out. The OBBBA also includes the prohibition of tax credits for prohibited foreign entities and projects receiving material assistance from certain foreign entities as well as the extension of the production tax credit for renewable natural gas sold through 2029. While the impacts of the OBBBA could be material to Dominion Energy’s results of operations, financial condition and/or cash flows, existing regulatory frameworks provide rate recovery mechanisms that could substantially mitigate such impacts for its regulated electric utilities.

Proposed and/or Recently Issued EPA Rules

In May 2024, the EPA released a final rule to tighten aspects of the Mercury and Air Toxics Standards Risk and Technology Review, including the reduction of emissions limits for filterable particulate matter, and requiring the use of continuous emissions monitoring systems to demonstrate compliance. In June 2025, the EPA released a proposed rule repealing the majority of the May 2024 final rule. Additionally in May 2024, the EPA finalized a package of rules designed to reduce CO2 emissions from certain fossil fuel-fired electric generating units. The final rule set standards of performance and emission guidelines for CO2 emissions from new and reconstructed gas-fired combustion turbines and modified coal-fired steam generating units. The rulemaking package also included emission guidelines, including emission limits, for existing coal, oil and gas-fired steam generating units. In June 2025, the EPA released a proposed rule repealing all greenhouse gas emissions standards from fossil fuel-fired power plants. As an alternative, the EPA simultaneously released a proposed rule eliminating the best system emission reduction determinations, presumptive standards of performance and all related requirements in the emission guidelines for existing steam generating units (including modified coal-fired steam generating units) as well as carbon sequestration requirements for new natural gas-fired, baseload combustion turbines. Until the EPA ultimately takes final action on the proposed rulemakings and publishes all final rules in the federal register, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls or other actions. The effects of these proposed rulemakings could have a material impact on Dominion Energy’s financial condition and cash flows.

South Carolina Legislation

The SCESA, enacted in May 2025, establishes a rate stabilization mechanism whereby an electric utility, including DESC, may elect to request South Carolina Commission approval to adjust its base rates up or down annually when changes in the utility’s investments, revenues and expenses cause its earned ROE to be more than 50 basis points below or above the ROE approved by the South Carolina Commission in the utility’s latest general rate case. Electric utilities electing rate stabilization would be required to file a general rate case every five years. In addition, any new electric generating facility of more than 250 MW, once completed, would be required to undergo a separate prudency review by the South Carolina Commission before any construction or operating costs related to such facility could be included in the rate stabilization process.

Dominion Energy South Carolina – Nuclear Operating License

In 2023, DESC applied for renewal of its operating license for Unit 1 at Summer for an additional 20 years. In June 2025, the NRC approved DESC’s application, allowing the unit to generate electricity through 2062.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $41 million and a hypothetical 10% increase in commodity prices would have resulted in a decrease of $18 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of June 30, 2025 and December 31, 2024, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $82 million and $15 million in the fair value of Virginia Power’s commodity-based derivative instruments as of June 30, 2025 and December 31, 2024, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in an $18 million and $12 million decrease in earnings at June 30, 2025 and December 31, 2024, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $9 million and $7 million decrease in earnings at June 30, 2025 and December 31, 2024, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of June 30, 2025, Dominion Energy and Virginia Power had $10.1 billion and $5.5 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $327 million and $234 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at June 30, 2025. As of December 31, 2024, Dominion Energy and Virginia Power had $10.8 billion and $3.8 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $157 million and $155 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2024.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of June 30, 2025 and December 31, 2024, Dominion Energy had €811 million and €1.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $87 million and $106 million in the fair value of Dominion Energy’s foreign currency swaps at June 30, 2025 and December 31, 2024, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $364 million, $703 million and $1.1 billion for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $29 million for the six months ended June 30, 2025 and $(28) million for the year ended December 31, 2024, and a net decrease of $34 million for the six months ended June 30, 2024.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $189 million, $361 million and $580 million for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $7 million for the six months ended June 30, 2025 and $(10) million for the year ended December 31, 2024, and a net decrease of $18 million for the six months ended June 30, 2024.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have a $28 million impact for the year ending December 31, 2025, and would have had a $31 million impact for the year ended December 31, 2024, to the expected returns on plan assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased under the Plans or Programs(3)
4/1/25 - 4/30/25	31,733	$56.26	—	$0.92 billion
5/1/25 - 5/31/25	458	54.88	—	0.92 billion
6/1/25 - 6/30/25	8,399	56.67	—	0.92 billion
Total	40,590	$56.33	—	$0.92 billion

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion Energy	Virginia Power

3.1.a	Dominion Energy, Inc. Amended and Restated Articles of Incorporation, dated as of December 17, 2024 (Exhibit 3.1, Form 8-K filed December 17, 2024, File No.1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on October 30, 2014 (Exhibit 3.1.b, Form 10-Q filed November 3, 2014, File No. 1-2255).		X

3.2.a	Dominion Energy, Inc. Bylaws, as amended and restated, effective June 26, 2025 (Exhibit 3.1, Form 8-K filed June 27, 2025, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4

Dominion Energy, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of any of their total consolidated assets.

		X	X

4.2

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of August 1, 2019 (Exhibit 4.2, Form 10-Q filed November 1, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of September 1, 2020 (Exhibit 4.2, Form 8-K, filed September 17, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Seventh Supplemental Indenture, dated as of November 1, 2022 (Exhibit 4.2, Form 8-K filed November 18, 2022, File No. 1-8489); Twenty-Eighth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 6, 2025, File No. 1-8489); Twenty-Ninth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 6, 2025, File No. 1-8489); Thirtieth Supplemental Indenture, dated as of May 1, 2025 (Exhibit 4.2, Form 8-K filed May 13, 2025, File No. 1-8489).

X

10.1

$7,000,000,000 Sixth Amended and Restated Revolving Credit Agreement, dated as of April 8, 2025, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, LTD., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., BOFA Securities, Inc., The Bank of Nova Scotia and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the other agents and lenders party thereto (Exhibit 10.1, Form 8-K filed April 9, 2025, File No. 1-8489 and File No. 000-55337).

		X	X

10.2

Third Amendment, dated as of April 8, 2025, to the Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto-Dominion Bank, New York Branch, as Joint Lead Arrangers

X

Exhibit Number	Description	Dominion Energy	Virginia Power
and Joint Bookrunners, and the other lenders named therein (Exhibit 10.2, Form 8-K filed April 9, 2025, File No. 1-8489).

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

August 1, 2025	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 1, 2025	/s/ Michele L. Cardiff
Michele L. Cardiff Senior Vice President, Controller and Chief Accounting Officer