Form 10-Q
period 2025-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2025-10-31
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At October 24, 2025, the latest practicable date for determination, Dominion Energy, Inc. had 853,913,277 shares of common stock outstanding and Virginia Electric and Power Company had 373,881 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

2025 Series A JSNs	Dominion Energy’s 2025 Series A Junior Subordinated Notes due 2056
2025 Series B JSNs	Dominion Energy’s 2025 Series B Junior Subordinated Notes due 2056
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Bedford	A 70 MW solar generation facility in Chesapeake, Virginia
Birdseye	Birdseye Renewable Energy, LLC
BOEM	Bureau of Ocean Energy Management
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CCR	Coal combustion residual
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
Chesterfield Energy Reliability Center	A proposed 944 MW simple-cycle, natural gas-fired power station in Chesterfield County, Virginia
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment
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

Pumpkinseed	A 60 MW solar generation facility in Emporia, Virginia
Questar Gas	Questar Gas Company (a subsidiary of Enbridge effective May 2024)
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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
ROE	Return on equity
RTO	Regional transmission organization
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(millions, except per share amounts)
Operating Revenue	$4,527	$3,941	$12,413	$11,059
Operating Expenses
Electric fuel and other energy-related purchases	1,337	910	3,245	2,787
Purchased electric capacity	36	24	63	57
Purchased gas	31	34	221	198
Other operations and maintenance	850	900	2,631	2,595
Depreciation and amortization	609	549	1,771	1,791
Other taxes	195	184	598	556
Impairment of assets and other charges	130	122	226	219
Total operating expenses	3,188	2,723	8,755	8,203
Income from operations	1,339	1,218	3,658	2,856
Other income (expense)	432	348	884	714
Interest and related charges	527	404	1,513	1,449
Income from continuing operations including noncontrolling interests before income tax expense	1,244	1,162	3,029	2,121
Income tax expense	216	213	476	421
Net Income From Continuing Operations Including Noncontrolling Interests	1,028	949	2,553	1,700
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	—	(15)	—	200
Net Income Including Noncontrolling Interests	1,028	934	2,553	1,900
Noncontrolling Interests	22	—	122	—
Net Income Attributable to Dominion Energy	$1,006	$934	$2,431	$1,900
Amounts Attributable to Dominion Energy
Net income from continuing operations	$1,006	$949	$2,431	$1,700
Net income (loss) from discontinued operations	—	(15)	—	200
Net income attributable to Dominion Energy	$1,006	$934	$2,431	$1,900
EPS - Basic
Net income from continuing operations	$1.17	$1.11	$2.81	$1.95
Net income (loss) from discontinued operations	—	(0.02)	—	0.24
Net income attributable to Dominion Energy	$1.17	$1.09	$2.81	$2.19
EPS - Diluted
Net income from continuing operations	$1.16	$1.11	$2.81	$1.95
Net income (loss) from discontinued operations	—	(0.02)	—	0.24
Net income attributable to Dominion Energy	$1.16	$1.09	$2.81	$2.19

(1)
Includes income tax expense (benefit) of $(2) million and $(9) million for the three months ended September 30, 2025 and 2024, respectively, and $(5) million and $31 million for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(millions)
Net income including noncontrolling interests	$1,028	$934	$2,553	$1,900
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(3)	(7)	(19)	2
Changes in unrealized net gains (losses) on investment securities(2)	6	27	15	10
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	7	8	22	24
Net realized (gains) losses on investment securities(5)	(1)	(1)	3	5
Net pension and other postretirement benefit costs (credits)(6)	(3)	(3)	(8)	(9)
Total other comprehensive income (loss)	6	24	13	32
Comprehensive income including noncontrolling interests	1,034	958	2,566	1,932
Comprehensive income (loss) attributable to noncontrolling interests	22	—	122	—
Comprehensive income attributable to Dominion Energy	$1,012	$958	$2,444	$1,932

(1) Net of $2 million and $3 million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $7 million and $— million tax for the nine months ended September 30, 2025 and 2024, respectively.

(2) Net of $(5) million and $(15) million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $(13) million and $(5) million tax for the nine months ended September 30, 2025 and 2024, respectively.

(3) Net of $— million and $— million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2025 and 2024, respectively.

(4) Net of $(3) million and $(3) million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $(8) million and $(9) million tax for the nine months ended September 30, 2025 and 2024, respectively.

(5) Net of $— million and $1 million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $(1) million and $(1) million tax for the nine months ended September 30, 2025 and 2024, respectively.

(6) Net of $— million and $1 million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $1 million and $4 million tax for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$932	$310
Customer receivables (less allowance for doubtful accounts of $30 at both dates)(2)	2,285	2,169
Other receivables (less allowance for doubtful accounts of $3 and $2)	253	358
Inventories	1,894	1,764
Regulatory assets(2)	1,430	992
Derivative assets	286	436
Prepayments(2)	802	315
Other(2)	340	269
Total current assets	8,222	6,613
Investments
Nuclear decommissioning trust funds	8,945	8,051
Investment in equity method affiliates	138	138
Other	373	361
Total investments	9,456	8,550
Property, Plant and Equipment
Property, plant and equipment(2)	103,076	94,844
Accumulated depreciation and amortization	(27,266)	(25,982)
Total property, plant and equipment, net	75,810	68,862
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,012	8,288
Derivative assets	464	963
Intangible assets, net	1,455	1,136
Other(2)	4,035	3,860
Total deferred charges and other assets	18,109	18,390
Total assets	$111,597	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$2,736	$1,725
Short-term debt	2,522	2,500
Accounts payable(2)	1,007	1,149
Accrued interest, payroll and taxes(2)	1,209	1,045
Derivative liabilities	69	207
Regulatory liabilities	533	579
Supplemental credit facility borrowings	—	—
Other(2)(3)	1,655	2,084
Total current liabilities	9,731	9,289
Long-Term Debt
Long-term debt	37,179	33,034
Securitization bonds(2)	969	1,054
Junior subordinated notes	4,731	3,223
Supplemental credit facility borrowings	—	—
Other	412	214
Total long-term debt	43,291	37,525
Deferred Credits and Other Liabilities
Deferred income taxes	7,744	7,135
Deferred investment tax credits	1,380	1,070
Regulatory liabilities	8,768	8,761
Derivative liabilities	198	305
Other(2)	8,759	8,528
Total deferred credits and other liabilities	26,849	25,799
Total liabilities	79,871	72,613
Commitments and Contingencies (see Note 17)
Equity
Preferred stock (see Note 16)	991	991
Common stock – no par(4)	24,506	24,383
Retained earnings	2,333	1,641
Accumulated other comprehensive loss	(139)	(152)
Shareholders’ equity	27,691	26,863
Noncontrolling interests	4,035	2,939
Total equity	31,726	29,802
Total liabilities and equity	$111,597	$102,415

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 15 for amounts attributable to VIEs.

(3) See Note 10 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 854 million and 852 million shares outstanding at September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2024	1	$1,348	839	$23,809	$1,724	$(164)	$26,717	$—	$26,717
Net income including noncontrolling interests					934		934	—	934
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	9			9		9
Preferred stock dividends (see Note 16)					(15)		(15)		(15)
Common stock dividends ($0.6675 per common share) and distributions					(559)		(559)	—	(559)
Other comprehensive income (loss), net of tax						24	24		24
Other				1			1		1
September 30, 2024	1	$1,348	840	$23,854	$2,084	$(140)	$27,146	$—	$27,146

June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872
Net income including noncontrolling interests					1,006		1,006	22	1,028
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	9			9		9
Contributions from Stonepeak to OSWP								417	417
Distributions from OSWP to Stonepeak								(61)	(61)
Preferred stock dividends (see Note 16)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(570)		(570)	—	(570)
Other comprehensive income (loss), net of tax						6	6		6
Other				(1)	2		1	—	1
September 30, 2025	1	$991	854	$24,506	$2,333	$(139)	$27,691	$4,035	$31,726

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2023	2	$1,783	838	$23,728	$1,925	$(172)	$27,264	$—	$27,264
Net income including noncontrolling interests					1,900		1,900	—	1,900
Issuance of stock			2	102			102		102
Stock awards (net of change in unearned compensation)			—	24			24		24
Repurchase of preferred stock	(1)	(435)					(435)		(435)
Preferred stock dividends (see Note 16)					(63)		(63)		(63)
Common stock dividends ($2.0025 per common share) and distributions					(1,678)		(1,678)	—	(1,678)
Other comprehensive income (loss), net of tax						32	32		32
September 30, 2024	1	$1,348	840	$23,854	$2,084	$(140)	$27,146	$—	$27,146

December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					2,431		2,431	122	2,553
Issuance of stock			2	105			105		105
Stock awards (net of change in unearned compensation)			—	25			25		25
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								1,141	1,141
Distributions from OSWP to Stonepeak								(167)	(167)
Preferred stock dividends (see Note 16)					(33)		(33)		(33)
Common stock dividends ($2.0025 per common share) and distributions					(1,708)		(1,708)	—	(1,708)
Other comprehensive income (loss), net of tax						13	13		13
Other					2		2	—	2
September 30, 2025	1	$991	854	$24,506	$2,333	$(139)	$27,691	$4,035	$31,726

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$2,553	$1,900
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,002	2,014
Deferred income taxes	455	(281)
Deferred investment tax benefits	281	(23)
Impairment of assets and other charges	225	251
Losses from East Ohio, Questar Gas and PSNC Transactions	—	138
Net (gains) losses on nuclear decommissioning trust funds and other investments	(442)	(589)
Other adjustments	(35)	60
Changes in:
Accounts receivable	(63)	379
Inventories	(124)	(47)
Deferred fuel and purchased gas costs, net	(493)	768
Prepayments and deposits, net	(545)	(14)
Accounts payable	(42)	(27)
Accrued interest, payroll and taxes	188	224
Net realized and unrealized changes related to derivative activities	551	(34)
Pension and other postretirement benefits	(205)	(126)
Other operating assets and liabilities	68	(216)
Net cash provided by operating activities	4,374	4,377
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(9,255)	(8,719)
Acquisition of solar development projects	(12)	(202)
Proceeds from East Ohio, Questar Gas and PSNC Transactions	2	9,237
Proceeds from sales of securities	2,563	2,230
Purchases of securities	(2,670)	(2,350)
Contributions to equity method affiliates	(20)	(14)
Distributions from equity method affiliates	—	126
Other	(109)	(15)
Net cash provided by (used in) investing activities	(9,501)	293
Financing Activities
Issuance (repayment) of short-term debt, net	22	148
364-day term loan facility borrowings	—	3,000
Repayment of 364-day term loan facility borrowings	—	(7,750)
Issuance and remarketing of long-term debt	7,647	4,743
Repayment and repurchase of long-term debt	(972)	(1,884)
Issuance of securitization bonds	—	1,282
Repayment of securitization bonds	(80)	—
Supplemental credit facility repayments	—	(450)
Proceeds from sale of noncontrolling interest in OSWP	(88)	—
Contributions from Stonepeak to OSWP	1,141	—
Distributions from OSWP to Stonepeak	(167)	—
Repurchase of preferred stock	—	(440)
Issuance of common stock	105	102
Common dividend payments	(1,708)	(1,678)
Other	(72)	(142)
Net cash provided by (used in) financing activities	5,828	(3,069)
Increase in cash, restricted cash and equivalents	701	1,601
Cash, restricted cash and equivalents at beginning of period	365	301
Cash, restricted cash and equivalents at end of period	$1,066	$1,902

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(millions)
Operating Revenue(1)	$3,311	$2,762	$8,788	$7,788
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,071	690	2,569	2,098
Purchased electric capacity	32	24	56	53
Other operations and maintenance:
Affiliated suppliers	127	110	386	325
Other	450	464	1,354	1,300
Depreciation and amortization	418	375	1,212	1,268
Other taxes	93	83	282	248
Impairment of assets and other charges (benefits)	129	40	225	38
Total operating expenses	2,320	1,786	6,084	5,330
Income from operations	991	976	2,704	2,458
Other income (expense)	85	59	191	162
Interest and related charges(1)	235	239	729	633
Income before income tax expense	841	796	2,166	1,987
Income tax expense	151	146	356	399
Net Income Including Noncontrolling Interests	690	650	1,810	1,588
Noncontrolling Interests	22	—	122	—
Net Income Attributable to Virginia Power	$668	$650	$1,688	$1,588

(1)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(millions)
Net income including noncontrolling interests	$690	$650	$1,810	$1,588
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(2)	(7)	(7)	2
Changes in unrealized net gains (losses) on investment securities(2)	1	5	1	1
Amounts reclassified to net income:
Net realized (gains) losses on investment securities(3)	—	(1)	—	1
Total other comprehensive income (loss)	(1)	(3)	(6)	4
Comprehensive income including noncontrolling interests	689	647	1,804	1,592
Comprehensive income (loss) attributable to noncontrolling interests	22	—	122	—
Comprehensive income attributable to Virginia Power	$667	$647	$1,682	$1,592

(1)
Net of $— million and $3 million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $2 million and $— million tax for the nine months ended September 30, 2025 and 2024, respectively.
(2)
Net of $(1) million and $(3) million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $(1) million and $(2) million tax for the nine months ended September 30, 2025 and 2024, respectively.
(3)
Net of $— million and $(1) million tax for the three months ended September 30, 2025 and 2024, respectively, and net of $— million and $(1) million tax for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$646	$160
Customer receivables (less allowance for doubtful accounts of $21 and $23)(2)	1,759	1,612
Other receivables (less allowance for doubtful accounts of $3 and $2)	112	168
Affiliated receivables	53	27
Inventories (average cost method)	1,213	1,148
Derivative assets(3)	192	248
Regulatory assets(2)	1,140	697
Other(2)	261	194
Total current assets	5,376	4,254
Investments
Nuclear decommissioning trust funds	4,745	4,286
Other	4	4
Total investments	4,749	4,290
Property, Plant and Equipment
Property, plant and equipment(2)	77,185	70,550
Accumulated depreciation and amortization	(18,996)	(18,033)
Total property, plant and equipment, net	58,189	52,517
Deferred Charges and Other Assets
Derivative assets(3)	112	127
Regulatory assets(2)	4,283	4,537
Other(2)(3)	3,196	2,662
Total deferred charges and other assets	7,591	7,326
Total assets	$75,905	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2025	December 31, 2024(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$959	$548
Short-term debt	—	950
Accounts payable(2)	655	660
Payables to affiliates	127	133
Accrued dividend(3)	—	407
Affiliated current borrowings	—	500
Accrued interest, payroll and taxes(2)	509	366
Regulatory liabilities	358	385
Derivative liabilities(3)	28	139
Other(2)(3)	1,382	1,549
Total current liabilities	4,018	5,637
Long-Term Debt
Long-term debt	21,048	18,874
Securitization bonds(2)	969	1,054
Other	145	110
Total long-term debt	22,162	20,038
Deferred Credits and Other Liabilities
Deferred income taxes	4,852	4,476
Deferred investment tax credits	622	640
Regulatory liabilities	6,236	6,139
Derivative liabilities(3)	62	86
Other(2)(3)	6,585	6,275
Total deferred credits and other liabilities	18,357	17,616
Total liabilities	44,537	43,291
Commitments and Contingencies (see Note 17)
Equity
Common stock – no par(4)	12,487	8,987
Other paid-in capital	999	1,006
Retained earnings	13,825	12,136
Accumulated other comprehensive income	22	28
Shareholder’s equity	27,333	22,157
Noncontrolling interests	4,035	2,939
Total equity	31,368	25,096
Total liabilities and equity	$75,905	$68,387

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2024 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 15 for amounts attributable to VIEs.
(3)
See Note 19 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 373,881 and 324,245 shares outstanding at September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
June 30, 2024	324	$8,987	$1,113	$12,185	$24	$22,309	$—	$22,309
Net income				650		650		650
Other comprehensive income (loss), net of tax					(3)	(3)		(3)
Other				(1)		(1)		(1)
September 30, 2024	324	$8,987	$1,113	$12,834	$21	$22,955	$—	$22,955

June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922
Net income including noncontrolling interests				668		668	22	690
Issuance of stock to Dominion Energy	20	1,400				1,400		1,400
Contributions from Stonepeak to OSWP							417	417
Distributions from OSWP to Stonepeak							(61)	(61)
Other comprehensive income (loss), net of tax					(1)	(1)		(1)
Other				1		1		1
September 30, 2025	374	$12,487	$999	$13,825	$22	$27,333	$4,035	$31,368

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2023	324	$8,987	$1,113	$11,496	$17	$21,613	$—	$21,613
Net income				1,588		1,588		1,588
Dividends				(250)		(250)		(250)
Other comprehensive income (loss), net of tax					4	4		4
September 30, 2024	324	$8,987	$1,113	$12,834	$21	$22,955	$—	$22,955

December 31, 2024	324	$8,987	$1,006	$12,136	$28	$22,157	$2,939	$25,096
Net income including noncontrolling interests				1,688		1,688	122	1,810
Issuance of stock to Dominion Energy	50	3,500				3,500		3,500
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							1,141	1,141
Distributions from OSWP to Stonepeak							(167)	(167)
Other comprehensive income (loss), net of tax					(6)	(6)		(6)
Other				1		1		1
September 30, 2025	374	$12,487	$999	$13,825	$22	$27,333	$4,035	$31,368

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2025	2024
(millions)
Operating Activities
Net income including noncontrolling interests	$1,810	$1,588
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,337	1,386
Deferred income taxes	225	381
Deferred investment tax benefits	(18)	(11)
Impairment of assets and other charges (benefits)	225	37
Net (gains) losses on nuclear decommissioning trust funds and other investments	(65)	(85)
Other adjustments	(71)	(20)
Changes in:
Accounts receivable	(129)	89
Affiliated receivables and payables	(32)	(38)
Inventories	(66)	(41)
Prepayments and deposits, net	(59)	11
Deferred fuel expenses, net	(464)	345
Accounts payable	64	41
Accrued interest, payroll and taxes	143	200
Net realized and unrealized changes related to derivative activities	95	136
Other operating assets and liabilities	323	(84)
Net cash provided by operating activities	3,318	3,935
Investing Activities
Plant construction and other property additions	(7,531)	(6,885)
Purchases of nuclear fuel	(147)	(122)
Acquisition of solar development projects	(12)	(27)
Proceeds from sales of securities	1,412	1,370
Purchases of securities	(1,473)	(1,449)
Other	(78)	(25)
Net cash used in investing activities	(7,829)	(7,138)
Financing Activities
Issuance (repayment) of short-term debt, net	(950)	285
Issuance (repayment) of affiliated current borrowings, net	(500)	133
Issuance and remarketing of long-term debt	3,172	2,443
Repayment and repurchase of long-term debt	(572)	(593)
Issuance of securitization bonds	—	1,282
Repayment of securitization bonds	(80)	—
Proceeds from sale of noncontrolling interest in OSWP	(88)	—
Contributions from Stonepeak to OSWP	1,141	—
Distributions from OSWP to Stonepeak	(167)	—
Issuance of common stock	3,500	—
Common dividend payments to parent	(407)	(250)
Other	27	(55)
Net cash provided by financing activities	5,076	3,245
Increase in cash, restricted cash and equivalents	565	42
Cash, restricted cash and equivalents at beginning of period	206	90
Cash, restricted cash and equivalents at end of period	$771	$132

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2025, their results of operations and changes in equity for the three and nine months ended September 30, 2025 and 2024 and their cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are normal and recurring in nature unless otherwise noted.

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

As a result, the Companies will revise their previously issued consolidated financial statements. Accordingly, all consolidated financial information contained in these consolidated financial statements and the accompanying notes has been revised to reflect the correction. The Companies will present the revision of their previously issued consolidated financial statements for the years ended December 31, 2024 and 2023 in connection with the future filing of their Annual Report on Form 10-K for the year ended December 31, 2025. Additionally, the Companies will present the revision of their previously issued consolidated financial statements for the three months ended March 31, 2025 in connection with the future filing of their Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

The following tables detail the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Income and Statements of Comprehensive Income for the periods presented:

	Dominion Energy
	Quarter-to-Date			Year-to-Date
Period Ended September 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions, except per share amounts)
Other income (expense)	$343	$5	$348	$700	$14	$714
Interest and related charges	403	1	404	1,446	3	1,449
Income from continuing operations including noncontrolling interests before income tax expense	1,158	4	1,162	2,110	11	2,121
Income tax expense	185	28	213	331	90	421
Net Income From Continuing Operations Including Noncontrolling Interests	973	(24)	949	1,779	(79)	1,700
Net Income Including Noncontrolling Interests	958	(24)	934	1,979	(79)	1,900
Net Income Attributable to Dominion Energy	958	(24)	934	1,979	(79)	1,900
Amounts Attributable to Dominion Energy
Net income from continuing operations	973	(24)	949	1,779	(79)	1,700
Net income attributable to Dominion Energy	958	(24)	934	1,979	(79)	1,900
EPS - Basic
Net income from continuing operations	1.14	(0.03)	1.11	2.05	(0.10)	1.95
Net income attributable to Dominion Energy	1.12	(0.03)	1.09	2.29	(0.10)	2.19
EPS - Diluted
Net income from continuing operations	1.14	(0.03)	1.11	2.05	(0.10)	1.95
Net income attributable to Dominion Energy	1.12	(0.03)	1.09	2.29	(0.10)	2.19
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	32	(5)	27	13	(3)	10
Total other comprehensive income (loss)	29	(5)	24	35	(3)	32
Comprehensive income including noncontrolling interests	987	(29)	958	2,014	(82)	1,932
Comprehensive income attributable to Dominion Energy	987	(29)	958	2,014	(82)	1,932
(1)
As previously reported, net of $(10) million and $(2) million tax for the three and nine months ended September 30, 2024, respectively. As revised, net of $(15) million ($(5) million adjustment) and $(5) million ($(3) million adjustment) tax for the three and nine months ended September 30, 2024, respectively.

	Virginia Power
	Quarter-to-Date			Year-to-Date
Period Ended September 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Other income (expense)	$58	$1	$59	$159	$3	$162
Interest and related charges	239	—	239	633	—	633
Income before income tax expense	795	1	796	1,984	3	1,987
Income tax expense	141	5	146	386	13	399
Net Income Including Noncontrolling Interests	654	(4)	650	1,598	(10)	1,588
Net Income Attributable to Virginia Power	654	(4)	650	1,598	(10)	1,588
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	6	(1)	5	2	(1)	1
Total other comprehensive income (loss)	(2)	(1)	(3)	5	(1)	4
Comprehensive income including noncontrolling interests	652	(5)	647	1,603	(11)	1,592
Comprehensive income attributable to Virginia Power	652	(5)	647	1,603	(11)	1,592
(1)
As previously reported, net of $(2) million and $(1) million tax for the three and nine months ended September 30, 2024, respectively. As revised, net of $(3) million ($(1) million adjustment) and $(2) million ($(1) million adjustment) tax for the three and nine months ended September 30, 2024, respectively.

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

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Equity for the periods presented:

	Dominion Energy			Virginia Power
Three Months Ended September 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at June 30, 2024	$2,083	$(359)	$1,724	$12,236	$(51)	$12,185
Net income including noncontrolling interests	958	(24)	934	654	(4)	650
Balance at September 30, 2024	2,467	(383)	2,084	12,889	(55)	12,834
Accumulated other comprehensive income (loss)
Balance at June 30, 2024	(167)	3	(164)	23	1	24
Other comprehensive income (loss), net of tax	29	(5)	24	(2)	(1)	(3)
Balance at September 30, 2024	(138)	(2)	(140)	21	—	21
Shareholders' equity
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309
Net income including noncontrolling interests	958	(24)	934	654	(4)	650
Other comprehensive income (loss), net of tax	29	(5)	24	(2)	(1)	(3)
Balance at September 30, 2024	27,531	(385)	27,146	23,010	(55)	22,955
Total equity
Balance at June 30, 2024	27,073	(356)	26,717	22,359	(50)	22,309
Net income including noncontrolling interests	958	(24)	934	654	(4)	650
Other comprehensive income (loss), net of tax	29	(5)	24	(2)	(1)	(3)
Balance at September 30, 2024	27,531	(385)	27,146	23,010	(55)	22,955

	Dominion Energy			Virginia Power
Nine Months Ended September 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at December 31, 2023	$2,229	$(304)	$1,925	$11,541	$(45)	$11,496
Net income including noncontrolling interests	1,979	(79)	1,900	1,598	(10)	1,588
Balance at September 30, 2024	2,467	(383)	2,084	12,889	(55)	12,834
Accumulated other comprehensive income (loss)
Balance at December 31, 2023	(173)	1	(172)	16	1	17
Other comprehensive income (loss), net of tax	35	(3)	32	5	(1)	4
Balance at September 30, 2024	(138)	(2)	(140)	21	—	21
Shareholders' equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	1,979	(79)	1,900	1,598	(10)	1,588
Other comprehensive income (loss), net of tax	35	(3)	32	5	(1)	4
Balance at September 30, 2024	27,531	(385)	27,146	23,010	(55)	22,955
Total equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	1,979	(79)	1,900	1,598	(10)	1,588
Other comprehensive income (loss), net of tax	35	(3)	32	5	(1)	4
Balance at September 30, 2024	27,531	(385)	27,146	23,010	(55)	22,955

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Cash Flows for the periods presented:

	Dominion Energy			Virginia Power
Nine Months Ended September 30, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Net income including noncontrolling interests	$1,979	$(79)	$1,900	$1,598	$(10)	$1,588
Operating Activities
Deferred income taxes	(346)	65	(281)	381	—	381
Other operating assets and liabilities	(230)	14	(216)	(94)	10	(84)
Net cash provided by operating activities	4,377	—	4,377	3,935	—	3,935

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2025	September 30, 2024	December 31, 2024	December 31, 2023
(millions)
Dominion Energy
Cash and cash equivalents(1)	$932	$1,776	$310	$217
Restricted cash and equivalents(2)(3)(4)	134	126	55	84
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$1,066	$1,902	$365	$301
Virginia Power
Cash and cash equivalents	$646	$28	$160	$90
Restricted cash and equivalents(3)(4)	125	104	46	—
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$771	$132	$206	$90

(1)
At December 31, 2023, Dominion Energy had $33 million of cash and cash equivalents included in assets held for sale.
(2)
At December 31, 2023, Dominion Energy had $4 million of restricted cash and equivalents included in assets held for sale.
(3)
Includes $115 million, $41 million and $100 million at VPFS attributable to VIEs at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
(4)
Unless otherwise noted, restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Nine Months Ended September 30,	2025	2024
(millions)
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$891	$930
Leases(2)	315	183

(1)
See Note 3 for noncash financing activities related to debt assumed with the closing of the East Ohio, Questar Gas and PSNC Transactions.
(2)
Includes $281 million and $100 million of financing leases entered in during the nine months ended September 30, 2025 and 2024, respectively, and $34 million and $83 million of operating leases entered in during the nine months ended September 30, 2025 and 2024, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Nine Months Ended September 30,	2025	2024
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$727	$738
Leases(1)	317	156

(1)
Includes $62 million and $89 million of financing leases entered in during the nine months ended September 30, 2025 and 2024, respectively, and $255 million and $67 million of operating leases entered in during the nine months ended September 30, 2025 and 2024, respectively.

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

Sale of PSNC

In September 2023, Dominion Energy entered into an agreement with Enbridge for the PSNC Transaction, which included the sale of PSNC and was valued at approximately $3.3 billion, consisting of a purchase price of $2.0 billion in cash and $1.3 billion of assumed indebtedness. The sale closed in September 2024 after all customary closing and regulatory conditions were satisfied, including completion of an internal reorganization, as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy retained the entirety of the assets and obligations, including related income tax and other deferred balances, of the pension and other postretirement employee benefit plans associated with the operations included in the transaction and relating to services provided through closing. Dominion Energy recognized a pre-tax loss of $34 million ($30 million after-tax loss) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which is not deductible for tax purposes but excluding the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $334 million to reflect the deferred taxes on the outside basis of PSNC’s stock upon meeting the classification as held for sale. Dominion Energy recorded an additional charge of $16 million to adjust these deferred taxes to recorded balances as of June 30, 2024. These deferred taxes reversed in the third quarter of 2024 upon closing of the sale and became a component of current income tax expense. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

At the closing of the PSNC Transaction, Dominion Energy and Enbridge entered into a transition services agreement as discussed in Note 3 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

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

Dominion Energy retained the pension and other postretirement benefit plan assets and obligations, including related income tax and other deferred balances, associated with retiree participants in the Dominion Energy Pension Plan and the Dominion Energy Retiree Health and Welfare Plan. Dominion Energy recognized a pre-tax loss of $8 million ($34 million after-tax gain) upon the closing of the transaction, including the write-off of $0.7 billion of goodwill which was not deductible for tax purposes and including the effects of final closing adjustments. In 2023, Dominion Energy recorded a charge of $236 million ($231 million after-tax), including amounts associated with an impairment of goodwill. Based on the recorded balances at March 31, 2024, Dominion Energy recorded an additional charge of $78 million ($78 million after-tax), including amounts associated with an impairment of goodwill, in the first quarter of 2024. Following the internal reorganization noted above and upon closing of the East Ohio Transaction, Dominion Energy recorded a tax benefit of $5 million. In 2023, Dominion Energy recorded a charge of $472 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock upon meeting the classification as held for sale. These deferred taxes reversed in the first quarter of 2024 and became a component of current income tax expense. In addition, Dominion Energy recorded an incremental deferred tax benefit of $10 million to reflect the deferred taxes on the outside basis of Questar Gas, Wexpro and related affiliates’ stock in the first quarter of 2024. These deferred taxes reversed in the second quarter of 2024 upon closing of the sale and became a component of current income tax expense on the pre-tax gain/loss on sale. See Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.

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

Financial Statement Information for Business Review Dispositions

The following table represents selected information regarding the results of operations, which were reported within discontinued operations in Dominion Energy’s Consolidated Statements of Income:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	PSNC Transaction(1)	East Ohio Transaction(1)	PSNC Transaction(1)	Questar Gas Transaction(1)	Other
(millions)
Operating revenue	$81	$229	$488	$894	$—
Operating expense(2)	92	247	313	724	(8)
Other income (expense)	5	(17)	11	2	—
Interest and related charges	16	15	44	25	—
Income (loss) before income taxes	(22)	(50)	142	147	8
Income tax expense (benefit)	(9)	11	44	54	—
Net income (loss) attributable to Dominion Energy(3)	$(13)	$(61)	$98	$93	$8

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

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Regulated electric sales:
Residential	$1,712	$1,535	$4,628	$4,184	$1,279	$1,155	$3,494	$3,183
Commercial(1)	1,627	1,248	4,211	3,533	1,353	998	3,489	2,851
Industrial	245	216	649	642	130	113	327	330
Government and other retail	344	303	954	812	324	285	900	763
Wholesale	54	39	135	108	41	29	107	82
Nonregulated electric sales	295	239	905	693	40	30	105	69
Regulated gas sales:
Residential	32	30	249	223
Commercial	24	24	105	100
Other	7	15	39	50
Regulated gas transportation and storage	10	6	26	15
Other regulated revenue	100	87	243	293	96	84	230	282
Other nonregulated revenues(2)(3)(4)	60	43	169	111	16	11	38	30
Total operating revenue from contracts with customers	4,510	3,785	12,313	10,764	3,279	2,705	8,690	7,590
Other revenues(2)(5)	17	156	100	295	32	57	98	198
Total operating revenue	$4,527	$3,941	$12,413	$11,059	$3,311	$2,762	$8,788	$7,788

(1)
Includes large scale users including certain data center customers.
(2)
See Note 19 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $8 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $23 million and $22 million for the nine months ended September 30, 2025 and 2024, respectively, at Dominion Energy and $4 million for both the three months ended September 30, 2025 and 2024 and $10 million and $9 million for the nine months ended September 30, 2025 and 2024, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $23 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $74 million and $34 million for the nine months ended September 30, 2025 and 2024, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $35 million and $24 million for the three months ended September 30, 2025 and 2024, respectively, and $117 million and $85 million for the nine months ended September 30, 2025 and 2024, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at September 30, 2025.

At September 30, 2025 and December 31, 2024, Dominion Energy’s contract liability balances were $45 million and $52 million, respectively. At September 30, 2025 and December 31, 2024, Virginia Power’s contract liability balances were $38 million and $46 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2025 and 2024, Dominion Energy recognized revenue of $50 million and $45 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2025 and 2024, Virginia Power recognized $46 million and $40 million, respectively, from the beginning contract liability balances.

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Nine Months Ended September 30,	2025	2024	2025	2024
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.9	3.2	4.4	4.4
Investment tax credits	(2.4)	(1.4)	(0.8)	(0.8)
Production tax credits	(4.7)	(3.2)	(4.1)	(3.0)
Reversal of excess deferred income taxes	(1.6)	(2.7)	(1.7)	(1.8)
Qualified nuclear decommissioning trust net gains (losses)	2.5	4.0	0.5	0.6
Remeasurements and settlements of uncertain tax positions	(1.0)	—	—	—
AFUDC - equity	(0.7)	(0.7)	(1.0)	(0.6)
Absence of tax on noncontrolling interest	(1.2)	—	(1.8)	—
Other, net	(0.1)	(0.3)	(0.1)	0.3
Effective tax rate	15.7%	19.9%	16.4%	20.1%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024 and a clean fuel production tax credit for clean fuel produced and sold beginning in 2025. For the nine months ended September 30, 2025, Dominion Energy and Virginia Power’s effective tax rate includes a $66 million income tax benefit for the nuclear production tax credit and Dominion Energy’s effective tax rate also includes a $50 million income tax benefit for the clean fuel production tax credit. For the nine months ended September 30, 2024, Virginia Power recorded a $53 million tax benefit which represented a prorated portion of the estimated net realizable value of the nuclear production tax credit. The ultimate nuclear and clean fuel production tax credits realized by the Companies could vary significantly based on pending final U.S. Treasury guidance.

In September 2025, Virginia Power entered into an agreement and completed the transfer of nuclear production tax credits for which it received cash of $48 million. In October 2025, Virginia Power entered into a separate agreement and completed the transfer of nuclear production tax credits for which it received cash of $24 million. Any discount between the generated credit value and proceeds from transfer is recognized as a reduction in the benefit associated with such tax credits reflected in the Companies’ income tax expense.

As of September 30, 2025, Dominion Energy’s effective tax rate reflects an income tax net benefit of $18 million reflecting a $30 million remeasurement of an unrecognized tax benefit partially deferred to regulatory liabilities. A reconciliation of changes in Dominion Energy’s and Virginia Power’s unrecognized tax benefits follows for the current period:

	Dominion Energy	Virginia Power
(millions)
Balance at January 1, 2025	$170	$56
Prior period positions - increases	—	—
Prior period positions - decreases	(38)	—
Current period positions - increases	3	2
Settlements with tax authorities	—	—
Expiration of statutes of limitations	—	—
Balance at September 30, 2025	$135	$58

Discontinued operations

Income tax expense (benefit) reflected in discontinued operations is $(5) million and $31 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 3 for a discussion of tax expense reflected in discontinued operations during the nine months ended September 30, 2024.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$1,006	$949	$2,431	$1,700
Preferred stock dividends (see Note 16)	(11)	(15)	(33)	(54)
Preferred stock deemed dividends (see Note 16)	—	—	—	(9)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	995	934	2,398	1,637
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$—	$(15)	$—	$200
Average shares of common stock outstanding - Basic	853.5	839.0	852.8	838.3
Net effect of dilutive securities(1)	1.9	0.3	0.8	0.1
Average shares of common stock outstanding - Diluted	855.4	839.3	853.6	838.4
EPS from continuing operations - Basic	$1.17	$1.11	$2.81	$1.95
EPS from discontinued operations - Basic	—	(0.02)	—	0.24
EPS attributable to Dominion Energy - Basic	$1.17	$1.09	$2.81	$2.19
EPS from continuing operations - Diluted	$1.16	$1.11	$2.81	$1.95
EPS from discontinued operations - Diluted	—	(0.02)	—	0.24
EPS attributable to Dominion Energy - Diluted	$1.16	$1.09	$2.81	$2.19

(1)
Dilutive securities for three months ended September 30, 2025 consists of forward sales agreements entered into in the first, second and third quarters of 2025 and the third and fourth quarters of 2024 (applying the treasury stock method). Dilutive securities for nine months ended September 30, 2025 consists of forward sales agreement entered into the second and third quarters of 2025 and certain forward sales agreements entered into in the first quarter of 2025 and the third and fourth quarters of 2024 (applying the treasury stock method). Additionally, dilutive securities for the three and nine months ended September 30, 2024 consists of certain of the forward sales agreements entered into in the second and third quarters of 2024 (applying the treasury stock method). See Note 16 for additional information.

Certain of the forward sales agreements entered into in the first quarter of 2025 and third and fourth quarters of 2024 were potentially dilutive securities, but were excluded from the calculation of diluted EPS from continuing operations for the nine months ended September 30, 2025 as the dilutive stock price threshold was not met. Additionally, certain of the forward sales agreements entered into in the second and third quarters of 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three and nine months ended September 30, 2024 as the dilutive stock price threshold was not met.

Note 7. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following tables present Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Total
(millions)
Three Months Ended September 30, 2025
Beginning balance	$(172)	$3	$24	$(145)
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	6	—	3
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10	—	—	10
Other income (expense)	—	(1)	(3)	(4)
Total	10	(1)	(3)	6
Income tax expense (benefit)	(3)	—	—	(3)
Total, net of tax	7	(1)	(3)	3
Net current period other comprehensive income (loss)	4	5	(3)	6
Ending balance	$(168)	$8	$21	$(139)
Three Months Ended September 30, 2024
Beginning balance	$(191)	$(10)	$37	$(164)
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	27	—	20
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	11	—	—	11
Other income (expense)	—	(2)	(4)	(6)
Total	11	(2)	(4)	5
Income tax expense (benefit)	(3)	1	1	(1)
Total, net of tax	8	(1)	(3)	4
Net current period other comprehensive income (loss)	1	26	(3)	24
Ending balance	$(190)	$16	$34	$(140)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $57 million, $58 million, $64 million and $64 million tax at September 30, 2025, June 30, 2025, September 30, 2024 and June 30, 2024, respectively.
(3)
Net of $(5) million, $— million, $(8) million and $6 million tax at September 30, 2025, June 30, 2025, September 30, 2024 and June 30, 2024, respectively.
(4)
Comprised entirely of prior service cost.
(5)
Net of $(7) million, $(8) million, $(10) million and $(11) million tax at September 30, 2025, June 30, 2025, September 30, 2024 and June 30, 2024, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Pension and other postretirement benefit costs(4)(5)	Total
(millions)
Nine Months Ended September 30, 2025
Beginning balance	$(171)	$(10)	$29	$(152)
Other comprehensive income (loss) before reclassifications: gains (losses)	(19)	15	—	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	30	—	—	30
Other income (expense)	—	4	(9)	(5)
Total	30	4	(9)	25
Income tax expense (benefit)	(8)	(1)	1	(8)
Total, net of tax	22	3	(8)	17
Net current period other comprehensive income (loss)	3	18	(8)	13
Ending balance	$(168)	$8	$21	$(139)
Nine Months Ended September 30, 2024
Beginning balance	$(216)	$1	$43	$(172)
Other comprehensive income (loss) before reclassifications: gains (losses)	2	10	—	12
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	33	—	—	33
Other income (expense)	—	6	(13)	(7)
Total	33	6	(13)	26
Income tax expense (benefit)	(9)	(1)	4	(6)
Total, net of tax	24	5	(9)	20
Net current period other comprehensive income (loss)	26	15	(9)	32
Ending balance	$(190)	$16	$34	$(140)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $57 million, $58 million, $64 million and $73 million tax at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively.
(3)
Net of $(5) million, $9 million, $(8) million and $(1) million tax at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively.
(4)
Comprised entirely of prior service cost.
(5)
Net of $(7) million, $(9) million, $(10) million and $(14) million tax at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively.

Virginia Power

The following tables present Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Three Months Ended September 30, 2025
Beginning balance	$23	$—	$23
Other comprehensive income (loss) before reclassifications: gains (losses)	(2)	1	(1)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(2)	1	(1)
Ending balance	$21	$1	$22
Three Months Ended September 30, 2024
Beginning balance	$24	$—	$24
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	5	(2)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	(1)	(1)
Net current period other comprehensive income (loss)	(7)	4	(3)
Ending balance	$17	$4	$21

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(7) million, $(8) million, $(6) million and $(8) million tax at September 30, 2025, June 30, 2025, September 30, 2024 and June 30, 2024, respectively.
(3)
Net of $— million, $1 million, $(2) million and $1 million tax at September 30, 2025, June 30, 2025, September 30, 2024 and June 30, 2024, respectively.

	Total Derivative-Hedging Activities(1)(2)	Investment Securities(3)	Total
(millions)
Nine Months Ended September 30, 2025
Beginning balance	$28	$—	$28
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	1	(6)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(7)	1	(6)
Ending balance	$21	$1	$22
Nine Months Ended September 30, 2024
Beginning balance	$15	$2	$17
Other comprehensive income (loss) before reclassifications: gains (losses)	2	1	3
Amounts reclassified from AOCI: (gains) losses
Other income (expense)	—	2	2
Total	—	2	2
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	2	2	4
Ending balance	$17	$4	$21
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Net of $(7) million, $(10) million, $(6) million and $(5) million tax at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively.
(3)
Net of $— million, $1 million, $(2) million and $1 million tax at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at September 30, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$41	(2)-4	(1)	$41	(2)-2	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	119	(4)-15	7	119	(4)-15	7
Electricity	Discounted cash flow	Market price (per MWh)(3)	230	30-116	54
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	56	1-9	4	8	3-8	5
		Price volatility(4)		11%-73%	44%		14%-71%	41%
Total assets			$446			$168
Liabilities
Physical and financial forwards:
Electricity	Discounted cash flow	Market price (per MWh)(3)	35	30-123	66
Total liabilities			$35

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
(millions)
September 30, 2025
Assets
Derivatives:
Commodity	$—	$82	$446	$528	$—	$27	$168	$195
Interest rate	—	190	—	190	—	77	—	77
Foreign currency exchange rate	—	32	—	32	—	32	—	32
Investments(1):
Equity securities:
U.S.	6,205	2	—	6,207	3,187	2	—	3,189
International	180	—	—	180	105	—	—	105
Fixed income:
Corporate debt instruments	—	512	—	512	—	288	—	288
Government securities	161	1,689	—	1,850	91	993	—	1,084
Cash equivalents and other	33	—	—	33	—	—	—	—
Total assets	$6,579	$2,507	$446	$9,532	$3,383	$1,419	$168	$4,970
Liabilities
Derivatives:
Commodity	$—	$108	$35	$143	$—	$25	$—	$25
Interest rate	—	114	—	114	—	55	—	55
Foreign currency exchange rate	—	10	—	10	—	10	—	10
Total liabilities	$—	$232	$35	$267	$—	$90	$—	$90
December 31, 2024
Assets
Derivatives:
Commodity	$—	$95	$399	$494	$—	$45	$70	$115
Interest rate	—	875	—	875	—	230	—	230
Foreign currency exchange rate	—	30	—	30	—	30	—	30
Investments(1):
Equity securities:
U.S.	5,403	2	—	5,405	2,769	2	—	2,771
International	165	—	—	165	99	—	—	99
Fixed income:
Corporate debt instruments	—	518	—	518	—	294	—	294
Government securities	138	1,605	—	1,743	85	939	—	1,024
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,735	$3,125	$399	$9,259	$2,953	$1,540	$70	$4,563
Liabilities
Derivatives:
Commodity	$—	$108	$15	$123	$—	$31	$2	$33
Interest rate	—	197	—	197	—	—	—	—
Foreign currency exchange rate	—	192	—	192	—	192	—	192
Total liabilities	$—	$497	$15	$512	$—	$223	$2	$225

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $205 million and $212 million of assets at Dominion Energy, inclusive of $71 million and $76 million at Virginia Power, at September 30, 2025 and December 31, 2024, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Beginning balance	$414	$360	$384	$86	$179	$105	$68	$(116)
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(24)	13	(14)	7
Electric fuel and other energy-related purchases	115	14	233	(134)	106	10	222	(136)
Discontinued operations	—	(3)	—	(4)
Included in regulatory assets/liabilities	33	(77)	76	230	(11)	(7)	102	219
Settlements	(126)	(40)	(275)	54	(106)	(17)	(232)	103
Purchases	—	2	8	30	—	—	8	21
Transfers out of Level 3	(1)	—	(1)	—
Ending balance	$411	$269	$411	$269	$168	$91	$168	$91

Dominion Energy had $(24) million and $(14) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2025, respectively, and $12 million and $7 million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2024, respectively. Virginia Power had no unrealized gains or losses for the three and nine months ended September 30, 2025 and 2024.

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

For the Companies’ financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
September 30, 2025
Long-term debt(2)	$39,642	$38,383	$21,798	$20,725
Securitization bonds(3)	1,136	1,158	1,136	1,158
Junior subordinated notes(2)	4,731	4,981
December 31, 2024
Long-term debt(2)	$34,533	$32,167	$19,224	$17,578
Securitization bonds(3)	1,217	1,218	1,217	1,218
Junior subordinated notes(2)	3,223	3,372

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at September 30, 2025 and December 31, 2024.
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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
September 30, 2025
Commodity contracts:
Over-the-counter	$249	$9	$—	$240	$175	$7	$—	$168
Exchange	63	63	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	190	14	—	176	77	10	—	67
Foreign currency exchange rate contracts:
Over-the-counter	32	7	—	25	32	7	—	25
Total derivatives, subject to a master netting or similar arrangement	$534	$93	$—	$441	$284	$24	$—	$260
December 31, 2024
Commodity contracts:
Over-the-counter	$197	$20	$—	$177	$95	$14	$—	$81
Exchange	55	54	—	1	2	1	—	1
Interest rate contracts:
Over-the-counter	875	197	—	678	230	—	—	230
Foreign currency exchange rate contracts:
Over-the-counter	30	30	—	—	30	30	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,157	$301	$—	$856	$357	$45	$—	$312

(1)
Excludes derivative assets of $216 million and $242 million at September 30, 2025 and December 31, 2024, respectively, at Dominion Energy and $20 million and $18 million at September 30, 2025 and December 31, 2024, respectively, at Virginia Power, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
September 30, 2025
Commodity contracts:
Over-the-counter	$24	$9	$—	$15	$14	$7	$—	$7
Exchange	115	63	52	—	1	—	1	—
Interest rate contracts:
Over-the-counter	114	14	—	100	55	10	—	45
Foreign currency exchange rate contracts:
Over-the-counter	10	7	—	3	10	7	—	3
Total derivatives, subject to a master netting or similar arrangement	$263	$93	$52	$118	$80	$24	$1	$55
December 31, 2024
Commodity contracts:
Over-the-counter	$42	$20	$—	$22	$15	$14	$—	$1
Exchange	74	54	20	—	1	1	—	—
Interest rate contracts:
Over-the-counter	197	197	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	192	30	—	162	192	30	—	162
Total derivatives, subject to a master netting or similar arrangement	$505	$301	$20	$184	$208	$45	$—	$163

(1)
Excludes derivative liabilities of $4 million and $7 million at Dominion Energy and $10 million and $17 million at Virginia Power at September 30, 2025 and December 31, 2024, respectively, which are not subject to master netting or similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at September 30, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	43	11	40	11
Basis(1)	191	310	163	291
Electricity (MWh in millions):
Fixed price	11	33	2
FTRs	65		65
Interest rate(2) (in millions)	$350	$13,596	$350	$8,950
Foreign currency exchange rate(2) (in millions)
Danish Krone	1,373 kr.	140 kr.	1,373 kr.	140 kr.
Euro	€683	€211	€683	€211

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at September 30, 2025:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(168)	$(25)	399	$21	$1	399
Total	$(168)	$(25)		$21	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At September 30, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$224	$62	$144	$23
Interest rate	14	2
Foreign currency exchange rate	23	3	23	3
Current derivatives under cash flow hedge accounting
Interest rate	25	2	25	2
Total current derivatives	$286	$69	$192	$28
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$304	$81	$51	$2
Interest rate	99	39
Foreign currency exchange rate	9	7	9	7
Noncurrent derivatives under cash flow hedge accounting
Interest rate	52	71	52	53
Total noncurrent derivatives	464	198	112	62
Total derivatives	$750	$267	$304	$90
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$171	$78	$84	$32
Interest rate	101	22
Foreign currency exchange rate	27	107	27	107
Current derivatives under cash flow hedge accounting
Interest rate	137	—	137	—
Total current derivatives	$436	$207	$248	$139
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$323	$45	$31	$1
Interest rate	544	175
Foreign currency exchange rate	3	85	3	85
Noncurrent derivatives under cash flow hedge accounting
Interest rate	93	—	93	—
Total noncurrent derivatives	963	305	127	86
Total derivatives	$1,399	$512	$375	$225

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(10)	$(29)	$(2)	$—	$(29)
Total	$(5)	$(10)	$(29)	$(2)	$—	$(29)
Three Months Ended September 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$(10)	(11)	$(110)	$(10)	$—	$(109)
Total	$(10)	$(11)	$(110)	$(10)	$—	$(109)
Nine Months Ended September 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(26)	$(30)	$(101)	$(9)	$—	$(102)
Total	$(26)	$(30)	$(101)	$(9)	$—	$(102)
Nine Months Ended September 30, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$2	$(33)	$20	$2	$—	$20
Total	$2	$(33)	$20	$2	$—	$20

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(31)	$123	$(47)	$184	$(8)	$31	$(27)	$107
Purchased gas	(1)	—	(1)	—
Electric fuel and other energy-related purchases	102	2	207	(188)	95	(1)	196	(188)
Discontinued operations	—	(3)	—	(28)
Interest rate:
Interest and related charges	1	77	(9)	(14)
Total	$71	$199	$150	$(46)	$87	$30	$169	$(81)

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

Note 10. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $173 million and $160 million at September 30, 2025 and December 31, 2024, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2025
Equity securities:(1)
U.S.	$1,257	$4,907	$(3)			$6,161	$716	$2,546	$(2)			$3,260
International	51	128	—			179	32	72	—			104
Fixed income securities:(2)
Corporate debt instruments	496	13	(7)		$—	502	288	6	(6)		$—	288
Government securities	1,802	25	(21)		—	1,806	1,084	14	(14)		—	1,084
Insurance contracts(3)	247	—	—			247
Cash equivalents and other(4)	50	—	—		—	50	9	—	—		—	9
Total	$3,903	$5,073	$(31)	(5)	$—	$8,945	$2,129	$2,638	$(22)	(5)	$—	$4,745
December 31, 2024
Equity securities:(1)
U.S.	$1,220	$4,157	$(4)			$5,373	$695	$2,155	$(3)			$2,847
International	52	111	—			163	34	65	—			99
Fixed income securities:(2)
Corporate debt instruments	516	6	(15)		$—	507	303	3	(12)		$—	294
Government securities	1,736	7	(39)		—	1,704	1,038	4	(18)		—	1,024
Insurance contracts(3)	239	—	—			239
Cash equivalents and other(4)	65	—	—		—	65	22	—	—		—	22
Total	$3,828	$4,281	$(58)	(5)	$—	$8,051	$2,092	$2,227	$(33)	(5)	$—	$4,286

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
(4)
Dominion Energy includes pending sales of securities of $17 million and $35 million at September 30, 2025 and December 31, 2024, respectively. Virginia Power includes pending sales of securities of $9 million and $22 million at September 30, 2025, and December 31, 2024, respectively.
(5)
Dominion Energy’s fair value of securities in an unrealized loss position was $609 million and $1.4 billion at September 30, 2025 and December 31, 2024, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $460 million and $796 million at September 30, 2025 and December 31, 2024, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions)
Net gains (losses) recognized during the period	$458	$282	$754	$919
Less: Net (gains) losses recognized during the period on securities sold during the period	(1)	5	15	1
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$457	$287	$769	$920

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liabilities.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions)
Net gains (losses) recognized during the period	$236	$145	$389	$473
Less: Net (gains) losses recognized during the period on securities sold during the period	—	3	11	(2)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$236	$148	$400	$471
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liabilities.

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2025 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$26	$8
Due after one year through five years	517	255
Due after five years through ten years	532	276
Due after ten years	1,233	833
Total	$2,308	$1,372

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions)
Proceeds from sales	$869	$651	$2,563	$2,230
Realized gains(1)	18	18	36	77
Realized losses(1)	15	21	57	93
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liabilities.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions)
Proceeds from sales	$489	$297	$1,412	$1,370
Realized gains(1)	12	13	26	52
Realized losses(1)	11	16	40	61
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liabilities.

Equity Method Investments

Dominion Energy recorded equity earnings (losses) on its investments of $(8) million and less than $1 million for the nine months ended September 30, 2025 and 2024, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(2) million and $(11) million for the nine months ended September 30, 2025 and 2024, respectively, in discontinued operations, including amounts primarily related to its investment in Atlantic Coast Pipeline discussed below. Dominion Energy received distributions of $4 million and $138 million for the nine months ended September 30, 2025 and 2024, respectively. Dominion Energy made contributions of $12 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $3 million and $5 million, respectively, which is primarily attributable to capitalized interest.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy recorded equity losses related to Atlantic Coast Pipeline of less than $1 million for both the three months ended September 30, 2025 and 2024, and $2 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively, in discontinued operations.

At September 30, 2025 and December 31, 2024, Dominion Energy has recorded a liability of $2 million and $7 million, respectively, in other current liabilities in its Consolidated Balance Sheets as a result of its share of equity losses exceeding its investment which reflects Dominion Energy’s obligations on behalf of Atlantic Coast Pipeline related to its AROs.

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

Note 11. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Virginia Power is constructing the CVOW Commercial Project. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $11.2 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective during 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost increase of $0.3 billion and $0.5 billion relative to Virginia Power’s August 2025 and February 2025 construction update filings, respectively, with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of 2025 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through the end of 2026 that contains steel. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.2 billion.

As a result of the revised total project cost estimate and cost sharing mechanism associated with tariffs enacted by September 30, 2025, for the three and nine months ended September 30, 2025 Virginia Power recorded a charge for costs not expected to be recovered from customers of $128 million and $224 million, respectively, within impairment of assets and other charges, which includes $64 million and $112 million, respectively, attributable to noncontrolling interests, and an associated income tax benefit of $16 million and $28 million, respectively, all reflected in the Corporate and Other segment, in the Companies’ Consolidated Statements of Income. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to final network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of pending Section 232 investigations and litigation before the U.S. Supreme Court, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

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

Note 12. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$276	$38	$229	$3
Securitized cost of fuel used in electric generation(2)	118	124	118	124
Deferred rider costs for Virginia electric utility(3)	548	293	548	293
Ash pond and landfill closure costs(4)	94	108	94	108
Deferred nuclear refueling outage costs(5)	67	97	67	80
NND Project costs(6)	138	138
Derivatives(7)	10	8	7	6
Other	179	186	77	83
Regulatory assets-current	1,430	992	1,140	697
Unrecognized pension and other postretirement benefit costs(8)	481	486	—	—
Deferred rider costs for Virginia electric utility(3)	566	651	566	651
Interest rate hedges(9)	166	167	—	—
AROs and related funding(10)	389	387
NND Project costs(6)	1,707	1,811
CCR remediation, ash pond and landfill closure costs(4)	2,942	2,898	2,590	2,560
Deferred cost of fuel used in electric generation(1)	81	—	81	—
Securitized cost of fuel used in electric generation(2)	912	1,040	912	1,040
Derivatives(7)	33	182	—	148
Other	735	666	134	138
Regulatory assets-noncurrent	8,012	8,288	4,283	4,537
Total regulatory assets	$9,442	$9,280	$5,423	$5,234
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	9	92	9	92
Provision for future cost of removal and AROs(11)	119	119	119	119
Reserve for rate credits to electric utility customers(12)	45	73	—	—
Income taxes refundable through future rates(13)	90	88	64	64
Monetization of guarantee settlement(14)	67	67
Derivatives(7)	131	51	104	30
Other	72	89	62	80
Regulatory liabilities-current	533	579	358	385
Income taxes refundable through future rates(13)	2,901	2,988	2,082	2,168
Provision for future cost of removal and AROs(11)	1,926	1,809	1,314	1,210
Nuclear decommissioning trust(15)	2,398	2,115	2,398	2,115
Monetization of guarantee settlement(14)	518	568
Interest rate hedges(9)	295	406	295	406
Reserve for rate credits to electric utility customers(12)	137	161	—	—
Overrecovered other postretirement benefit costs(16)	203	183
Derivatives(7)	252	248	61	25
Other	138	283	86	215
Regulatory liabilities-noncurrent	8,768	8,761	6,236	6,139
Total regulatory liabilities	$9,301	$9,340	$6,594	$6,524

(1)
Reflects deferred fuel expenses as well as, beginning in June 2025, deferred electric capacity expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations.
(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024, which are being amortized into electric fuel and other energy-related purchases. See Notes 13 and 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
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
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years for both Dominion Energy and Virginia Power as of September 30, 2025.
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

At September 30, 2025, Dominion Energy and Virginia Power regulatory assets include $5.9 billion and $4.2 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Regulation - Recent Developments

2025 Biennial Review

In March 2025, Virginia Power filed its base rate case and accompanying schedules in support of the 2025 Biennial Review in accordance with legislation enacted in Virginia in April 2023. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 7.77% on its generation and distribution services for the test period, compared to the ROE of 9.70% authorized by the Virginia Commission. Accordingly, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at September 30, 2025. Virginia Power proposed a base rate increase of $822 million effective January 2026 with an incremental base rate increase of $345 million effective January 2027. Virginia Power submitted an update in August 2025 for a proposed base rate increase of $706 million effective January 2026 with an incremental base rate increase of $256 million effective January 2027 to reflect FERC’s approval of a price cap and floor for certain PJM capacity auctions. Alternatively, Virginia Power has proposed to include purchased electric capacity expenses as a component of fuel expenses instead of base rates. If the move is approved, Virginia Power’s proposed base rate increase would be $458 million effective January 2026 with an incremental base rate increase of $173 million effective January 2027. The base rate proposals reflect necessary investments in assets and operating resources, including the impact of significant inflationary pressures on labor, materials and equipment since the 2023 Biennial Review, required to reliably serve a growing customer base. The proposed base rates reflect an ROE of 10.40% utilizing a common equity capitalization to total capitalization ratio of 52.10%. The ROE authorized by the Virginia Commission will be applied to Virginia Power’s riders prospectively and will also be utilized to measure base rate earnings for the 2027 Biennial Review. This matter is pending.

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

In October 2025, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate six utility-scale projects totaling approximately 845 MW of solar generation and two energy storage projects totaling approximately 155 MW as part of its efforts to meet the renewable generation development targets under the VCEA. The projects include Bedford and Pumpkinseed, which were constructed and have been operated as non-jurisdictional generation facilities. The remaining projects are expected to, as of October 2025, cost approximately $2.9 billion, excluding financing costs, and be placed into service between 2028 and 2030. This matter is pending.

GTSA Filing

In March 2025, Virginia Power filed a petition with the Virginia Commission for approval of Phase IIIB, covering 2024 through 2026, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan requests approval for mainfeeder hardening work that Virginia Power undertook on three mainfeeders in 2024, proposes to continue the mainfeeder hardening project on 20 additional feeders in 2025 through 2026, proposes the continued implementation of a new outage management system previously approved by the Virginia Commission and requests approval of one new project, a remote sensing, image management and analytical program. For Phase IIIB, the total proposed capital investment is $278 million and the proposed operations and maintenance investment is $5 million. In September 2025, the Virginia Commission approved the petition.

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

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR(2)	April 2025	Pending	January 2026	$166	$63
Rider CE(3)	October 2024	April 2025	May 2025	182	49
Rider CE(4)	October 2025	Pending	May 2026	325	143
Rider DIST(5)	August 2024	May 2025	June 2025	267	N/A
Rider DIST(6)	August 2025	Pending	June 2026	333	66
Rider E	January 2025	September 2025	November 2025	37	(35)
Rider GEN(7)	June 2024	February 2025	April 2025	438	N/A
Rider GEN	June 2024	February 2025	April 2026	311	(127)
Rider OSW(8)	November 2024	August 2025	September 2025	639	153
Rider OSW	October 2025	Pending	September 2026	665	26
Rider RPS	December 2024	August 2025	September 2025	609	251
Rider SNA(9)	October 2024	July 2025	September 2025	207	138
Rider SNA	October 2025	Pending	September 2026	233	26
Rider T1(10)	May 2025	August 2025	September 2025	1,343	173
DSM Riders(11)	December 2024	August 2025	September 2025	96	10

(1)
In addition, Virginia Power has a rider associated with another project with a total annual revenue requirement of $17 million and a pending application associated with the Chesterfield Energy Reliability Center described above, which if approved would result in an annual revenue requirement increase of $36 million.
(2)
In connection with this application, Virginia Power also requests to extend existing rates for Rider CCR by one month through December 2025.
(3)
Associated with two solar generation projects, two small-scale solar projects and 19 purchased power agreements in addition to previously approved Rider CE projects.
(4)
Associated with six solar generation projects, including Bedford and Pumpkinseed (non-jurisdictional generation facilities with an aggregate recorded cost of $251 million at September 30, 2025), two energy storage projects, three small-scale solar projects, 10 purchased power agreements and certain costs associated with expanding solar and storage facilities in addition to previously approved Rider CE projects.
(5)
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
(6)
This application includes $120 million in total revenue requirement for certain previously approved electric distribution grid transformation projects, $178 million for previously approved phases and proposed phase nine of certain new underground distribution facilities and $35 million for certain previously approved rural broadband capacity projects, including $25 million being collected under a rider associated with rural broadband capacity projects. If approved, the rider associated with rural broadband capacity projects would be consolidated into Rider DIST and separate collection of rates under the rural broadband rider would cease effective June 1, 2026.
(7)
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
(8)
The Virginia Commission also approved the establishment of a decommissioning trust fund associated with the CVOW Commercial Project. As a result, the applicable amount included within the revenue requirement for Rider OSW will be allocated for such purposes.
(9)
The Virginia Commission also approved Virginia Power’s request for cost recovery of approximately $1.7 billion through Rider SNA for the second phase of the nuclear life extension program which includes investments for calendar years 2025 through 2027.
(10)
Consists of $561 million for the transmission component of Virginia Power’s base rates and $782 million for Rider T1.
(11)
Associated with three redesigned energy efficiency programs and one new and two redesigned demand response programs with a $218 million cost cap, with the ability to exceed the cost cap by no more than 15%.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	500- 230 kV	10	$705
Construct new Apollo-Twin Creek transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	230 kV	2	285
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	February 2025	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	March 2025	230 kV	6	170
Rebuild Aquia Harbour-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	March 2025	500- 230 kV	32	210
Partial rebuild, reconductor and construct new New Post transmission lines and related projects in the Counties of Caroline and Spotsylvania, Virginia	August 2024	May 2025	230 kV	38	120
Construct new Centreport transmission line, substation and related projects in Stafford County, Virginia	September 2024	June 2025	230 kV	3	55
Partial rebuild and construct new Meadowville transmission lines, substations and related projects in Chesterfield County, Virginia	October 2024	June 2025	230 kV	11	190
Construct new Carmel Church and Ruther Glen transmission lines, substations and related projects in Caroline County, Virginia	December 2024	September 2025	230 kV	7	85
Construct new Nebula transmission lines, substation and related projects in Mecklenburg County, Virginia	January 2025	October 2025	230 kV	15	130
Construct new Technology Boulevard transmission lines, substation and related projects in Henrico County, Virginia	March 2025	Pending	230 kV	5	60
Construct new Hornbaker transmission lines, switching station and related projects in Prince William County, Virginia	March 2025	Pending	230 kV	5	95
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	Pending	500- 230 kV	11	525
Construct new Duval-Midlothian transmission lines, substation and related projects in Chesterfield County, Virginia	April 2025	Pending	230 kV	7	125
Rebuild Chickahominy-Elmont transmission line, new future transmission line and related projects in the Counties of Charles City, Henrico and Hanover, Virginia	May 2025	Pending	500- 230 kV	28	190
Rebuild Septa-Yadkin transmission line, partial rebuild of Suffolk-Thrasher transmission line and related projects in Isle of Wight County and the Cities of Chesapeake and Suffolk, Virginia	June 2025	Pending	500- 230 kV	33	250
Partial rebuild Chesterfield-Lanexa transmission lines in the Counties of Henrico, Charles City and New Kent, Virginia	September 2025	Pending	230- 115 kV	58	150
Rebuild Charlottesville-Dooms transmission lines in the Counties of Albemarle and Augusta and the City of Charlottesville, Virginia	October 2025	Pending	230 kV	22	125

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved during 2025 with aggregate cost estimates of approximately $65 million.
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

North Carolina Regulation

Virginia Power Fuel Filing

In August 2025, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. In October 2025, Virginia Power subsequently updated its annual filing following a change in law which provides for recovery of purchased electric capacity expenses as a component of fuel. Virginia Power proposed a total $49 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2026. This matter is pending.

South Carolina Regulation - Recent Developments

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

Natural Gas Rates

In June 2025, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2025 with a total revenue requirement of $596 million. This revenue requirement represents a $17 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2025. In September 2025, the South Carolina Commission approved a total revenue requirement of $594 million, representing a $15 million base rate increase after certain adjustments, effective with the first billing cycle of November 2025.

South Carolina Regulation - Key Development affecting 2024

Electric Base Rate Case

In the third quarter of 2024, Dominion Energy recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), including $50 million to write down certain materials and supplies inventory presented within impairment of assets and other charges, in connection with the electric base rate case in South Carolina as discussed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Note 14. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

In September 2025, Virginia Power recorded a right-of-use asset and offsetting lease obligation of $228 million upon commencement of an operating lease with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. For the three and nine months ended September 30, 2025, Virginia Power capitalized $11 million of such affiliated lease cost associated with the CVOW Commercial Project.

Dominion Energy’s Consolidated Statements of Income include $6 million and $15 million for the three and nine months ended September 30, 2025, respectively, and $6 million and $15 million for the three and nine months ended September 30, 2024, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $4 million and $9 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $6 million for the three and nine months ended September 30, 2024, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 within impairments and other charges in its Consolidated Statements of Income.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor provided equity and obtained financing commitments from debt investors, totaling $715 million, which funded project costs. In September 2025, the vessel was delivered and the five-year lease term commenced.

Upon commencement, the lease for the offshore wind vessel was classified as a finance lease. At the end of the initial lease term, Dominion Energy can (i) extend the term of the lease for an additional term, subject to the approval of the participants, at current market terms, (ii) purchase the property for an amount equal to the outstanding project costs or (iii) subject to certain terms and conditions, sell the property on behalf of the lessor to a third party using commercially reasonable efforts to obtain the highest cash purchase price for the property. If the project is sold and the proceeds from the sale are insufficient to repay the investors for the outstanding project costs, Dominion Energy may be required to make a payment to the lessor for the difference between the outstanding project costs and sale proceeds. No end-of-term options were deemed reasonably certain of exercise at commencement date. Dominion Energy is considered the owner of the leased property for tax purposes, and as a result, is entitled to tax deductions for depreciation and interest expense. At commencement, Dominion Energy recorded a right-of-use asset and offsetting lease obligation of $214 million, representing the present value of consideration over the five-year term at the rate implicit in the lease.

Note 15. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $145 million and $125 million for the three months ended September 30, 2025 and 2024, respectively, and $442 million and $368 million for the nine months ended September 30, 2025 and 2024, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $43 million and $38 million at September 30, 2025 and December 31, 2024, respectively, recorded in payables to affiliates.

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

	September 30, 2025	December 31, 2024
(millions)
Assets
Prepayments(1)	$—	$—
Regulatory assets-current	118	124
Other current assets(2)	115	41
Regulatory assets-noncurrent	912	1,040
Total assets	$1,145	$1,205
Liabilities
Securities due within one year	$167	$163
Accrued interest, payroll and taxes	25	10
Securitization bonds	969	1,054
Total liabilities	$1,161	$1,227
(1)
Prepayments are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)
See Note 2 for additional information about restricted cash and equivalents at VPFS.

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets included balances for OSWP as follows:

	September 30, 2025	December 31, 2024
(millions)
Assets
Cash and cash equivalents	$192	$70
Customer receivables	—	—
Prepayments(1)	—	10
Regulatory assets-current	21	6
Property, plant and equipment	7,934	5,844
Regulatory assets-noncurrent	118	52
Other deferred charges and other assets	4	—
Total assets	$8,269	$5,982
Liabilities
Accounts payable	$1	$—
Accrued interest, payroll and taxes	1	—
Other current liabilities	7	—
Asset retirement obligations- noncurrent(2)	167	38
Other deferred credits and other liabilities	—	—
Total liabilities	$176	$38
(1)
Prepayments are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
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

At September 30, 2025, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its 364-day revolving credit agreement, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$7,000	$2,071	$1	$4,928
364-day revolving credit facility(2)	1,000	—	—	1,000
Total	$8,000	$2,071	$1	$5,928

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

DESC’s short-term financing is supported through its access as co-borrower to the joint revolving credit facility discussed above with the Companies. In April 2025, the sub-limit for DESC was increased from $500 million to $1.0 billion. In July 2025, the sub-limit was decreased to $900 million.

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

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At September 30, 2025 and December 31, 2024, $86 million and $48 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At September 30, 2025 and December 31, 2024, Dominion Energy had $89 million and $88 million in letters of credit issued and outstanding under this agreement, including $78 million and $77 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At September 30, 2025, Dominion Energy had $52 million in letters of credit issued and outstanding under this agreement, including $50 million for Virginia Power. In October 2025, an additional $50 million in letters of credit were issued under this agreement for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At September 30, 2025 and December 31, 2024, Dominion Energy’s Consolidated Balance Sheets include $451 million and $439 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as amended in April 2025. The credit facility can be used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes.

At September 30, 2025, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$7,000	$—	$—

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. In April 2025, the sub-limit for Virginia Power was increased from $1.75 billion to $3.0 billion. In July 2025, the sub-limit was increased to $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At September 30, 2025 and December 31, 2024, $208 million and $112 million, respectively, in letters of credit were issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At September 30, 2025 and December 31, 2024, Virginia Power had $78 million and $77 million, out of Dominion Energy’s total $89 million and $88 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At September 30, 2025, Virginia Power had $50 million in letters of credit issued and outstanding under this agreement. In October 2025, an additional $50 million in letters of credit were issued under this agreement for Virginia Power.
•
An agreement entered into with a financial institution in September 2025, which allows it to issue up to $300 million in letters of credit. At September 30, 2025, Virginia Power had no letters of credit issued and outstanding under this agreement. In October 2025, $262 million of letters of credit were issued under this agreement.
•
Agreements entered into with financial institutions in September 2025, which it expects to allow it to issue up to $2.2 billion in letters of credit. At September 30, 2025, Virginia Power had no letters of credit issued and outstanding under these agreements. In October 2025, $1.1 billion of letters of credit were issued under these agreements.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, extend the maturity date from June 2025 to April 2028, increase the commitment from $900 million to $1.0 billion and update certain pricing terms. At September 30, 2025 and December 31, 2024, Dominion Energy had no borrowings outstanding under this facility.

In January 2025, DESC issued $450 million of 5.30% first mortgage bonds that mature in 2035.

In March 2025, Dominion Energy issued $800 million of 5.00% senior notes and $700 million of 5.45% senior notes that mature in 2030 and 2035, respectively.

In March 2025, Virginia Power issued $625 million of 5.15% senior notes and $625 million of 5.65% senior notes that mature in 2035 and 2055, respectively.

In May 2025, Dominion Energy issued $1.0 billion of 4.60% senior notes that mature in 2028.

In August 2025, Dominion Energy issued $1.5 billion of junior subordinated notes, consisting of $825 million of 2025 Series A JSNs and $700 million of 2025 Series B JSNs that both mature in 2056. The 2025 Series A JSNs will bear interest at 6.00% until February 15, 2031. The interest rate will reset every five years beginning on February 15, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.262%, provided that the interest rate will not reset below 6.00%. The 2025 Series B JSNs will bear interest at 6.20% until February 15, 2036. The interest rate will reset every five years beginning on February 15, 2036, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.006%, provided that the interest rate will not reset below 6.20%. Dominion Energy may defer interest payments on the 2025 Series A JSNs and/or 2025 Series B JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2025 Series A JSNs or the 2025 Series B JSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2025 Series A JSNs and the 2025 Series B JSNs.

In September 2025, Virginia Power issued $825 million of 4.90% senior notes and $875 million of 5.60% senior notes that mature in 2035 and 2055, respectively.

In September 2025, Virginia Power remarketed two series of tax-exempt bonds, with an aggregate outstanding principal of $222 million to new investors. Each series of bonds bear interest at a coupon of 3.125% until October 2030, after which they will bear interest at a market rate to be determined at that time.

In October 2025, Dominion Energy issued an additional $1.3 billion of junior subordinated notes, consisting of $625 million of each of 2025 Series A JSNs and 2025 Series B JSNs. See above for further information on the 2025 Series A JSNs and 2025 Series B JSNs.

Dominion Energy recognized a charge of $10 million during the nine months ended September 30, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of Eagle Solar’s secured senior notes in February 2024.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both September 30, 2025 and December 31, 2024, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended September 30, 2025 and 2024 and $33 million ($32.625 per share) for both the nine months ended September 30, 2025 and 2024, respectively. There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million of the 0.8 million shares of Series B Preferred Stock issued and outstanding representing $440 million in aggregate liquidation preference. Dominion Energy recorded dividends on the Series B Preferred Stock of $4 million ($11.625 per share) and $21 million ($33.172 per share) for the three and nine months ended September 30, 2024, respectively, prior to its repurchase described above and redemption as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. These amounts exclude a deemed dividend of $9 million representing deferred issuance costs, legal and bank fees and excise tax associated with the shares of Series B Preferred Stock repurchased in June 2024.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $105 million from the issuance of two million shares of common stock for the nine months ended September 30, 2025 and $102 million from the issuance of two million shares of common stock for the nine months ended September 30, 2024, through various programs including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans and, in March 2024, began issuing new shares of common stock.

In June 2025, Virginia Power issued 30,006 shares of its common stock to Dominion Energy for $2.1 billion and in August 2025, issued 19,630 shares of its common stock to Dominion Energy for $1.4 billion. The proceeds for both issuances were utilized to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.5 billion of common stock through the end of 2025 in order to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures, as discussed in Note 13. Virginia Power did not issue any shares of its common stock to Dominion Energy in 2024.

At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under an existing at-the-market program as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. During the first quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 8.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered into from September through December 2024, Dominion Energy has entered into forward sale agreements for approximately 18.5 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $56.62 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027, at a weighted-average initial forward price of $59.91 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

In February 2025, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to the forward sale agreements cannot exceed $1.2 billion in the aggregate, with Dominion Energy having the ability from time to time to increase such amount at its option. During the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available as of September 30, 2025.

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2026 depending on receipt of final permits and approvals. At September 30, 2025 and

December 31, 2024, Dominion Energy had $53 million and $56 million, respectively, of reserves recorded. At September 30, 2025 and December 31, 2024, Virginia Power had $48 million and $50 million, respectively, of reserves recorded. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

At September 30, 2025, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,439
Nuclear obligations(2)	181
Solar(3)	85
Other(4)	352
Total(5)(6)	$3,057

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

In addition, Dominion Energy had issued an additional $20 million of guarantees at September 30, 2025, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy also had issued three guarantees as of September 30, 2025 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at September 30, 2025, Dominion Energy had purchased $418 million of surety bonds, including $347 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 16, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 18. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

At September 30, 2025, Dominion Energy’s credit exposure totaled $103 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 84%. No single counterparty, whether investment grade or non-investment grade, exceeded $40 million of exposure. At September 30, 2025, Virginia Power’s exposure related to wholesale customers totaled $22 million. Of this amount, investment grade counterparties, including those internally rated, represented 31%. No single counterparty, whether investment grade or non-investment grade, exceeded $10 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy and Virginia Power would have been required to post additional collateral to its counterparties of $10 million and $8 million, respectively, as of September 30, 2025, and $13 million and $12 million, respectively, as of December 31, 2024. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at September 30, 2025 or December 31, 2024 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at September 30, 2025 or December 31, 2024 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy and Virginia Power was $10 million and $8 million, respectively, as of September 30, 2025 and $13 million and $12 million, respectively, as of December 31, 2024, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $24 million and $15 million, respectively. At December 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $17 million, respectively. See Note 9 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. At September 30, 2025 and December 31, 2024, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $572 million and $505 million, respectively. At September 30, 2025 and December 31, 2024, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $707 million and $663 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024
(millions)
Commodity purchases from affiliates	$221	$147	$734	$453
Services provided by affiliates(1)(2)	203	169	608	495
Services provided to affiliates	4	4	11	12

(1)
Includes capitalized expenditures of $76 million and $59 million for the three months ended September 30, 2025 and 2024, respectively, and $222 million and $170 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)
Excludes amounts related to Virginia Power's operating lease with an affiliated entity as discussed in Note 14.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were less than $1 million and $500 million in short-term demand note borrowings from Dominion Energy as of September 30, 2025 and December 31, 2024, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries as of September 30, 2025 and December 31, 2024. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $4 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $40 million and $23 million for the nine months ended September 30, 2025 and 2024, respectively.

In the fourth quarter of 2024, Virginia Power declared a dividend of $407 million, which was paid in March 2025.

In June 2025 and August 2025, Virginia Power issued common stock to Dominion Energy as discussed in Note 16. There were no such issuances of Virginia Power common stock to Dominion Energy in 2024.

See Note 14 for discussion of Virginia Power’s lease, classified as an operating lease with a 20-month term, with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. As of September 30, 2025, Virginia Power’s Consolidated Balance Sheet reflects $221 million of affiliated lease payables comprised of $138 million presented in other current liabilities and $83 million presented in other deferred credits and other liabilities.

Note 20. Employee Benefit Plans

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for less than $1 million and $5 million for the three and nine months ended September 30, 2024, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $— million and $13 million for the three and nine months ended September 30, 2024, respectively, presented in discontinued operations. The components of Dominion Energy’s provision for net periodic benefit (credit) cost are as follows:

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
(millions)
Service cost	$19	$19	$57	$63	$3	$2	$8	$8
Interest cost	108	107	325	324	13	15	42	43
Expected return on plan assets	(170)	(200)	(508)	(611)	(39)	(43)	(119)	(128)
Amortization of prior service (credit) cost	1	1	1	1	(6)	(9)	(19)	(27)
Net actuarial (gain) loss	—	(23)	—	(171)	—	11	—	(58)
Curtailments(1)	—	—	—	(56)	—	—	—	(4)
Plan amendment	—	—	—	22	—	—	—	—
Net periodic benefit (credit) cost	$(42)	$(96)	$(125)	$(428)	$(29)	$(24)	$(88)	$(166)
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

Employer Contributions

During the three and nine months ended September 30, 2025, Dominion Energy made $9 million and $16 million, respectively, of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $19 million of minimum required contributions to its qualified defined benefit pension plans in 2025. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2025. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the nine months ended September 30, 2025, Dominion Energy reported after-tax net expenses of $108 million in the Corporate and Other segment, including $58 million of after-tax net income for specific items with $81 million of after-tax net income attributable to its operating segments. In the nine months ended September 30, 2024, Dominion Energy reported after-tax net expenses of $272 million in the Corporate and Other segment, including $12 million of after-tax net income for specific items with $76 million of after-tax net income attributable to its operating segments.

The net income for specific items attributable to Dominion Energy’s operating segments in 2025 primarily related to the impact of the following items:

•
A $415 million ($255 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($221 million after-tax); and
•
Dominion Energy Virginia ($34 million after-tax); partially offset by
•
A $112 million ($84 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia;
•
A $106 million ($79 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia; and
•
A $16 million ($12 million after-tax) loss related to economic hedging activities, attributable to Contracted Energy.

The net income for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $515 million ($323 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($278 million after-tax); and
•
Dominion Energy Virginia ($45 million after-tax); partially offset by
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

The following tables present segment information pertaining to Dominion Energy’s operations:

Three Months Ended September 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2025
Total revenue from external customers	$3,313	$942	$290	$(18)	$—	$4,527
Intersegment revenue	(2)	3	7	299	(307)	—
Total Operating Revenue	3,311	945	297	281	(307)	4,527
Electric fuel and other energy-related purchases(1)	1,071	239	31	—	(4)	1,337
Purchased electric capacity(1)	32	5	—	—	(1)	36
Purchased gas(1)	—	30	1	—	—	31
Other operations and maintenance(1)(2)	581	168	103	428	(300)	980
Depreciation and amortization(1)	415	141	30	23	—	609
Other taxes(1)	92	77	15	13	(2)	195
Total Operating Expenses	2,191	660	180	464	(307)	3,188
Interest and related charges(1)	236	69	15	250	(43)	527
Income tax expense (benefit)(1)	169	53	(33)	27	—	216
Equity in earnings (losses) of equity method investees(3)	—	—	1	(1)	—	—
Other income (expense)(3)	45	—	7	354	—	406
Interest income(3)	5	5	22	37	(43)	26
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	86	—	—	(64)	—	22
Net Income (Loss) Attributable to Dominion Energy	$679	$168	$165	$(6)	$—	$1,006
Investment in equity method investees(4)	$—	$—	$98	$40	$—	$138
Total assets (billions)	77.4	18.9	11.5	9.0	(5.2)	111.6
2024
Total revenue from external customers	$2,760	$846	$256	$79	$—	$3,941
Intersegment revenue	2	2	4	252	(260)	—
Total Operating Revenue	2,762	848	260	331	(260)	3,941
Electric fuel and other energy-related purchases(1)	690	198	24	—	(2)	910
Purchased electric capacity(1)	24	2	—	(1)	(1)	24
Purchased gas(1)	—	34	—	—	—	34
Other operations and maintenance(1)(2)	574	167	117	419	(255)	1,022
Depreciation and amortization(1)	374	136	19	20	—	549
Other taxes(1)	83	77	13	13	(2)	184
Total Operating Expenses	1,745	614	173	451	(260)	2,723
Interest and related charges(1)	241	70	8	144	(59)	404
Income tax expense (benefit)(1)	148	20	28	17	—	213
Equity in earnings (losses) of equity method investees(3)	—	—	4	(3)	—	1
Other income (expense)(3)	27	1	(5)	289	—	312
Interest income(3)	7	2	33	52	(59)	35
Net Loss From Discontinued Operations Including Noncontrolling Interests	—	—	—	(15)	—	(15)
Net Income Attributable to Dominion Energy	$662	$147	$83	$42	$—	$934

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

Nine Months Ended September 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2025
Total revenue from external customers	$8,818	$2,724	$834	$37	$—	$12,413
Intersegment revenue	(1)	8	15	901	(923)	—
Total Operating Revenue	8,817	2,732	849	938	(923)	12,413
Electric fuel and other energy-related purchases(1)	2,569	605	81	—	(10)	3,245
Purchased electric capacity(1)	56	9	—	—	(2)	63
Purchased gas(1)	—	220	1	—	—	221
Other operations and maintenance(1)(2)	1,671	516	378	1,195	(903)	2,857
Depreciation and amortization(1)	1,208	423	74	66	—	1,771
Other taxes(1)	281	231	45	49	(8)	598
Total Operating Expenses	5,785	2,004	579	1,310	(923)	8,755
Interest and related charges(1)	733	210	31	694	(155)	1,513
Income tax expense (benefit)(1)	412	100	7	(43)	—	476
Equity in earnings (losses) of equity method investees(3)	—	—	—	(8)	—	(8)
Other income (expense)(3)	119	—	(1)	674	—	792
Interest income(3)	17	11	90	137	(155)	100
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	234	—	—	(112)	—	122
Net Income (Loss) Attributable to Dominion Energy	$1,789	$429	$321	$(108)	$—	$2,431
Investment in equity method investees(4)	$—	$—	$98	$40	$—	$138
Capital expenditures	7,695	832	682	56	2	9,267
Total assets (billions)	77.4	18.9	11.5	9.0	(5.2)	111.6
2024
Total revenue from external customers	$7,786	$2,496	$843	$(66)	$—	$11,059
Intersegment revenue	2	7	9	743	(761)	—
Total Operating Revenue	7,788	2,503	852	677	(761)	11,059
Electric fuel and other energy-related purchases(1)	2,098	617	78	—	(6)	2,787
Purchased electric capacity(1)	53	6	—	—	(2)	57
Purchased gas(1)	—	198	—	—	—	198
Other operations and maintenance(1)(2)	1,629	503	329	1,100	(747)	2,814
Depreciation and amortization(1)	1,263	408	56	64	—	1,791
Other taxes(1)	247	226	40	49	(6)	556
Total Operating Expenses	5,290	1,958	503	1,213	(761)	8,203
Interest and related charges(1)	639	203	28	718	(139)	1,449
Income tax expense (benefit)(1)	382	52	103	(116)	—	421
Equity in earnings (losses) of equity method investees(3)	—	—	3	(3)	—	—
Other income (expense)(3)	77	1	(12)	542	—	608
Interest income(3)	17	5	96	127	(139)	106
Net Income From Discontinued Operations Including Noncontrolling Interests	—	—	—	200	—	200
Net Income (Loss) Attributable to Dominion Energy	$1,571	$296	$305	$(272)	$—	$1,900
Capital expenditures	$7,034	$767	$572	$548	$—	$8,921
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

In the nine months ended September 30, 2025, Virginia Power reported after-tax net expenses of $101 million in the Corporate and Other segment, including $127 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2024, Virginia Power reported after-tax net income of $17 million in the Corporate and Other segment, including $15 million of after-tax net income for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2025 primarily related to the impact of the following items:

•
A $112 million ($84 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
A $106 million ($79 million after-tax) loss associated with severe weather events; partially offset by
•
A $59 million ($34 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The net income for specific items attributable to Virginia Power’s operating segment in 2024 primarily related to the impact of the following item:

•
A $74 million ($45 million after-tax) gain related to investments in nuclear decommissioning trust funds; partially offset by
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs.

The following tables present segment information pertaining to Virginia Power’s operations:

Three Months Ended September 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$3,311	$—	$3,311
Electric fuel and other energy-related purchases(1)	1,071	—	1,071
Purchased electric capacity(1)	32	—	32
Other operations and maintenance(1)(2)	581	125	706
Depreciation and amortization(1)	415	3	418
Other taxes(1)	92	1	93
Total Operating Expenses	2,191	129	2,320
Interest and related charges(1)	236	(1)	235
Income tax expense (benefit)(1)	169	(18)	151
Other income (expense)(3)	45	34	79
Interest income(3)	5	1	6
Noncontrolling Interests(3)	86	(64)	22
Net Income (Loss) Attributable to Virginia Power	$679	$(11)	$668
Total assets (billions)	$75.9	$—	$75.9
2024
Operating Revenue	$2,762	$—	$2,762
Electric fuel and other energy-related purchases(1)	690	—	690
Purchased electric capacity(1)	24	—	24
Other operations and maintenance(1)(2)	574	40	614
Depreciation and amortization(1)	374	1	375
Other taxes(1)	83	—	83
Total Operating Expenses	1,745	41	1,786
Interest and related charges(1)	241	(2)	239
Income tax expense (benefit)(1)	148	(2)	146
Other income(3)	27	25	52
Interest income(3)	7	—	7
Net Income (Loss) Attributable to Virginia Power	$662	$(12)	$650

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.

Nine Months Ended September 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
2025
Operating Revenue	$8,817	$(29)	$8,788
Electric fuel and other energy-related purchases(1)	2,569	—	2,569
Purchased electric capacity(1)	56	—	56
Other operations and maintenance(1)(2)	1,671	294	1,965
Depreciation and amortization(1)	1,208	4	1,212
Other taxes(1)	281	1	282
Total Operating Expenses	5,785	299	6,084
Interest and related charges(1)	733	(4)	729
Income tax expense (benefit)(1)	412	(56)	356
Other income (expense)(3)	119	54	173
Interest income(3)	17	1	18
Noncontrolling Interests(3)	234	(112)	122
Net Income (Loss) Attributable to Virginia Power	$1,789	$(101)	$1,688
Capital expenditures	$7,690	$—	$7,690
Total assets (billions)	75.9	—	75.9
2024
Operating Revenue	$7,788	$—	$7,788
Electric fuel and other energy-related purchases(1)	2,098	—	2,098
Purchased electric capacity(1)	53	—	53
Other operations and maintenance(1)(2)	1,629	34	1,663
Depreciation and amortization(1)	1,263	5	1,268
Other taxes(1)	247	1	248
Total Operating Expenses	5,290	40	5,330
Interest and related charges(1)	639	(6)	633
Income tax expense(1)	382	17	399
Other income(3)	77	62	139
Interest income(3)	17	6	23
Net Income Attributable to Virginia Power	$1,571	$17	$1,588
Capital expenditures	$7,034	$—	$7,034

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

Accounting Matters

As of September 30, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, held for sale classification and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2025	2024	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$1,006	$934	$72
Diluted EPS	1.16	1.09	0.07
Year-To-Date
Net income attributable to Dominion Energy	$2,431	$1,900	$531
Diluted EPS	2.81	2.19	0.62

Overview

Third Quarter 2025 vs. 2024

Net income attributable to Dominion Energy increased 8%, primarily due to higher rider equity returns reflecting capital investments at Virginia Power and an increase in net investment earnings on nuclear decommissioning trust funds, partially offset by decreased unrealized gains on economic hedging activities and a 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of a charge for costs not expected to be recovered from customers.

Year-To-Date 2025 vs. 2024

Net income attributable to Dominion Energy increased 28%, primarily due to the absence of lower market-related impacts on pension and other postretirement plans, higher rider equity returns reflecting capital investments at Virginia Power, an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina, the absence of an impairment associated with the Questar Gas Transaction, an increase in sales to electric utility retail customers associated with economic and other usage factors and an increase in renewable energy tax credits. These increases were partially offset by a 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of charges for costs not expected to be recovered from customers, a decrease in net investment earnings on nuclear decommissioning trust funds, an increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power and the closings of the East Ohio, Questar Gas and PSNC Transactions.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions)
Operating revenue	$4,527	$3,941	$586	$12,413	$11,059	$1,354
Electric fuel and other energy-related purchases	1,337	910	427	3,245	2,787	458
Purchased electric capacity	36	24	12	63	57	6
Purchased gas	31	34	(3)	221	198	23
Other operations and maintenance	850	900	(50)	2,631	2,595	36
Depreciation and amortization	609	549	60	1,771	1,791	(20)
Other taxes	195	184	11	598	556	42
Impairment of assets and other charges	130	122	8	226	219	7
Other income (expense)	432	348	84	884	714	170
Interest and related charges	527	404	123	1,513	1,449	64
Income tax expense	216	213	3	476	421	55
Net income (loss) from discontinued operations including noncontrolling interests	—	(15)	15	—	200	(200)
Noncontrolling interests	22	—	22	122	—	122

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2025 vs. 2024

Operating revenue increased 15%, primarily reflecting:

•
A $311 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization;
•
A $237 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $48 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $45 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina;
•
A $22 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review and the 2024 electric base rate case in South Carolina; and
•
A $21 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $91 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($115 million); and
•
A $68 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days.

Electric fuel and other energy-related purchases increased 47%, primarily due to higher commodity costs for electric utilities ($321 million) and an increase in the use of purchased renewable energy credits ($112 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 6%, primarily due to a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($25 million) and a decrease in outage costs, primarily at Millstone ($14 million).

Depreciation and amortization increased 11%, primarily due to various projects being placed into service.

Impairment of assets and other charges increased 7%, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($128 million), partially offset by the absence of a $55 million charge in connection with the 2024 electric base rate case in South Carolina primarily to write down certain materials and supplies inventory, the absence of a charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million) and the absence of a charge for the impairment of certain nonregulated renewable natural gas facilities ($27 million).

Other income increased 24%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($94 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($36 million).

Interest and related charges increased 30%, primarily due to unrealized losses in 2025 compared to unrealized gains in 2024 associated with freestanding derivatives ($81 million) and an increase in net issuances of long-term debt ($75 million), partially offset by decreased interest expense associated with rider deferrals ($16 million), which is offset in operating revenue and does not impact net income, and the absence of charges incurred due to early debt repayments associated with the business review completed in March 2024 ($13 million).

Income tax expense increased 1%, primarily due to the absence of a benefit associated with the effective settlement of an uncertain tax position ($14 million), higher taxes on earnings within qualified decommissioning trusts ($13 million) and higher pre-tax income ($12 million), partially offset by an increase in renewable energy tax credits ($39 million).

Net income from discontinued operations including noncontrolling interests increased $15 million, primarily due to the absence of a loss on the closing of the PSNC Transaction.

Noncontrolling interests increased $22 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $64 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Year-To-Date 2025 vs. 2024

Operating revenue increased 12%, primarily reflecting:

•
A $586 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $236 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($214 million), including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024 and an increase in commodity costs associated with sales to gas utility customers ($22 million);
•
A $150 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina;
•
A $131 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $62 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($103 million);
•
A $54 million increase in sales to electric utility retail customers associated with growth;
•
A $40 million increase in transition service agreements primarily associated with the East Ohio, Questar Gas and PSNC Transactions;
•
A $36 million increase associated with prices from non-jurisdictional solar generation facilities at Virginia Power;
•
A $22 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review and the 2024 electric base rate case in South Carolina; and
•
A $12 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($99 million), partially offset by a decrease in cooling degree days during the cooling season ($87 million).

These increases were partially offset by:

•
A $29 million decrease associated with severe weather events affecting Virginia Power; and
•
A $22 million net decrease associated with outages at Millstone attributable to the relative effects of a planned outage ($46 million), partially offset by fewer unplanned outages ($24 million).

Electric fuel and other energy-related purchases increased 16%, primarily due to an increase in the use of purchased renewable energy credits ($227 million) and higher commodity costs for electric utilities ($218 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 12%, primarily due to an increase in commodity costs for gas utility operations, which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 1%, primarily due to an increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power ($70 million), an increase in outage costs at Millstone ($37 million) and an increase in outside services ($23 million), partially offset by the absence of costs associated with the business review completed in March 2024 ($38 million) and a decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($34 million).

Depreciation and amortization decreased 1%, primarily due to the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($128 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased 3%, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($224 million), partially offset by the absence of charges for the impairment of certain nonregulated renewable natural gas facilities ($60 million), the absence of a $55 million charge in connection with the 2024 electric base rate case in South Carolina primarily to write down certain materials and supplies inventory, the absence of a charge in connection with a settlement of an agreement ($47 million), the absence of a charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million) and the absence of an impairment of a corporate office building ($17 million).

Other income increased 24%, primarily due to the absence of lower market-related impacts on pension and other postretirement plans ($334 million) and an increase in AFUDC associated with rate-regulated projects ($36 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($103 million), a decrease in net investment gains on nuclear decommissioning trust funds ($92 million) and a decrease in earnings from other investments ($21 million).

Interest and related charges increased 4%, primarily due to an increase in net issuances of long-term debt ($134 million) and unrealized losses in 2025 compared to unrealized gains in 2024 associated with freestanding derivatives ($65 million), partially offset by variable rate debt repaid from proceeds associated with the business review completed in March 2024 ($69 million), the absence of charges incurred due to early debt repayments associated with the business review completed in March 2024 ($25 million), lower interest rates on commercial paper ($20 million) and decreased interest expense associated with rider deferrals ($18 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 13%, primarily due to higher pre-tax income ($197 million), partially offset by an increase in renewable energy tax credits ($125 million).

Net income from discontinued operations including noncontrolling interests decreased $200 million, primarily due to the absence of earnings from operations following the closing of the Questar Gas Transaction ($184 million), PSNC Transaction ($138 million) and East Ohio Transaction ($82 million), the absence of a gain on the closing of the Questar Gas Transaction ($34 million) and the absence of a tax benefit associated with the Questar Gas Transaction ($25 million), partially offset by the absence of a loss on the closing of the East Ohio Transaction ($108 million), the absence of an impairment associated with the Questar Gas Transaction ($78 million), the absence of charges for employee benefit items related to the East Ohio Transaction ($33 million), the absence of a loss on the closing of the PSNC Transaction ($31 million) and the absence of tax expense associated with the PSNC Transaction ($16 million).

Noncontrolling interests increased $122 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $112 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	2025	2024	$ Change
(millions)
Third Quarter
Net income attributable to Virginia Power	$668	$650	$18
Year-To-Date
Net income attributable to Virginia Power	$1,688	$1,588	$100

Overview

Third Quarter 2025 vs. 2024

Net income increased 3%, primarily due to higher rider equity returns reflecting capital investments, partially offset by a 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of a charge for costs not expected to be recovered from customers.

Year-To-Date 2025 vs. 2024

Net income increased 6%, primarily due to higher rider equity returns reflecting capital investments and an increase in sales to electric utility retail customers associated with economic and other usage factors, partially offset by a 50%

noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of charges for costs not expected to be recovered from customers, an increase in interest on long-term debt borrowings and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy and an increase in charges associated with severe weather events, including storm damage and restoration costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions)
Operating revenue	$3,311	$2,762	$549	$8,788	$7,788	$1,000
Electric fuel and other energy-related purchases	1,071	690	381	2,569	2,098	471
Purchased electric capacity	32	24	8	56	53	3
Other operations and maintenance	577	574	3	1,740	1,625	115
Depreciation and amortization	418	375	43	1,212	1,268	(56)
Other taxes	93	83	10	282	248	34
Impairment of assets and other charges	129	40	89	225	38	187
Other income (expense)	85	59	26	191	162	29
Interest and related charges	235	239	(4)	729	633	96
Income tax expense	151	146	5	356	399	(43)
Noncontrolling interests	22	—	22	122	—	122

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2025 vs. 2024

Operating revenue increased 20%, primarily reflecting:

•
A $268 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization;
•
A $237 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $42 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $16 million increase in sales to electric utility retail customers associated with growth;
•
A $15 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review; and
•
A $10 million increase associated with prices from non-jurisdictional solar generation facilities.

These increases were partially offset by:

•
A $54 million decrease in sales to electric utility retail customers, primarily due to a decrease in cooling degree days.

Electric fuel and other energy-related purchases increased 55%, primarily due to higher commodity costs for electric utilities ($278 million) and an increase in the use of purchased renewable energy credits ($112 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 1%, primarily due to an increase in salaries, wages and benefits and administrative costs ($39 million) and an increase in outside services ($18 million), partially offset by a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($25 million).

Depreciation and amortization increased 11%, primarily due to an increase due to various projects being placed into service ($29 million) and an increase in amortization associated with non-fuel riders ($12 million), which is offset in operating revenue and does not impact net income.

Other taxes increased 12%, primarily due to an increase in property taxes.

Impairment of assets and other charges increased $89 million, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($128 million), partially offset by the absence of a charge related to the write-off of certain early-stage development costs ($30 million).

Other income increased 44%, primarily due to an increase in AFUDC associated with rate-regulated projects.

Interest and related charges decreased 2%, primarily due to decreased interest expense associated with rider deferrals ($16 million), which is offset in operating revenue and does not impact net income, partially offset by an increase in long-term debt borrowings ($22 million).

Noncontrolling interests increased $22 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $64 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Year-To-Date 2025 vs. 2024

Operating revenue increased 13%, primarily reflecting:

•
A $586 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $223 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024;
•
A $116 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $45 million increase in sales to electric utility retail customers associated with growth;
•
A $36 million increase associated with prices from non-jurisdictional solar generation facilities;
•
A $15 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review; and
•
A $3 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($73 million), partially offset by a decrease in cooling degree days during the cooling season ($70 million).

These increases were partially offset by:

•
A $29 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 22%, primarily due to an increase in the use of purchased renewable energy credits ($227 million) and higher commodity costs for electric utilities ($227 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 7%, primarily due to an increase in salaries, wages and benefits and administrative costs ($109 million), an increase in charges associated with severe weather events, including storm damage and restoration costs ($70 million) and an increase in outside services ($33 million), partially offset by a decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($34 million) and a decrease in outage costs ($10 million).

Depreciation and amortization decreased 4%, primarily due to the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($93 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income.

Other taxes increased 14%, primarily due to an increase in property taxes.

Impairment of assets and other charges increased $187 million, primarily due to a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($224 million), partially offset by the absence of a charge related to the write-off of certain early-stage development costs ($30 million).

Other income increased 18%, primarily due to an increase in AFUDC associated with rate-regulated projects ($44 million), partially offset by a decrease in net investment gains on nuclear decommissioning trust funds ($15 million).

Interest and related charges increased 15%, primarily due to an increase in long-term debt borrowings ($76 million) and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy ($42 million), partially offset by decreased interest expense associated with rider deferrals ($18 million), which is offset in operating revenue and does not impact net income.

Income tax expense decreased 11%, primarily due to an increase in renewable energy tax credits.

Noncontrolling interests increased $122 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $112 million share of a charge for costs not expected to be recovered from customers on the CVOW Commercial Project.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2025	2024	$ Change	2025	2024	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$679	$662	$17	$0.79	$0.79	$—
Dominion Energy South Carolina	168	147	21	0.20	0.18	0.02
Contracted Energy	165	83	82	0.19	0.10	0.09
Corporate and Other	(6)	42	(48)	(0.02)	0.02	(0.04)
Consolidated	$1,006	$934	$72	$1.16	$1.09	$0.07

Year-To-Date
Dominion Energy Virginia	$1,789	$1,571	$218	$2.10	$1.88	$0.22
Dominion Energy South Carolina	429	296	133	0.50	0.35	0.15
Contracted Energy	321	305	16	0.38	0.36	0.02
Corporate and Other	(108)	(272)	164	(0.17)	(0.40)	0.23
Consolidated	$2,431	$1,900	$531	$2.81	$2.19	$0.62

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity delivered (million MWh)	27.0	26.0	4%	76.1	72.0	6%
Electricity supplied (million MWh):
Utility	27.1	26.2	3	76.2	72.2	6
Non-Jurisdictional	0.5	0.5	—	1.4	1.4	—
Degree days (electric distribution and utility service area):
Cooling	1,066	1,205	(12)	1,698	1,857	(9)
Heating	—	—	—	2,118	1,838	15
Average electric distribution customer accounts (thousands)	2,811	2,786	1	2,805	2,778	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(40)	$(0.05)	$2	$—
Customer usage and other factors	54	0.06	131	0.16
Customer-elected rate impacts	—	—	(7)	(0.01)
Rider equity return	135	0.16	411	0.49
Storm damage and restoration costs	5	0.01	11	0.01
Planned outage costs	4	—	8	0.01
Nuclear production tax credit	(13)	(0.02)	6	0.01
Sale of noncontrolling interest	(86)	(0.10)	(234)	(0.28)
Depreciation and amortization	(10)	(0.01)	(22)	(0.03)
Interest expense, net	(4)	—	(44)	(0.05)
Other	(28)	(0.04)	(44)	(0.06)
Share dilution	—	(0.01)	—	(0.03)
Change in net income contribution	$17	$—	$218	$0.22

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity delivered (million MWh)	6.4	6.5	(2)%	17.2	17.0	1%
Electricity supplied (million MWh)	6.7	6.7	—	18.0	17.8	1
Degree days (electric distribution service areas):
Cooling	498	569	(12)	767	850	(10)
Heating	—	—	—	853	640	33
Gas distribution throughput (bcf):
Sales	13	13	—	50	45	11
Average distribution customer accounts (thousands):
Electric	822	810	1	816	805	1
Gas	474	461	3	471	458	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(10)	$(0.01)	$7	$0.01
Customer usage and other factors	16	0.02	31	0.04
Customer-elected rate impacts	2	—	9	0.01
Base rate case & Natural Gas Rate Stabilization Act impacts	40	0.05	124	0.15
Capital cost rider	(2)	—	(6)	(0.01)
Depreciation and amortization	(4)	—	(12)	(0.01)
Interest expense, net	—	—	(4)	—
Other	(21)	(0.03)	(16)	(0.03)
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$21	$0.02	$133	$0.15

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Third Quarter			Year-To-Date
	2025	2024	% Change	2025	2024	% Change
Electricity supplied (million MWh)	5.0	4.5	11%	13.9	14.0	(1)%

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Third Quarter 2025 vs. 2024 Increase (Decrease)		Year-To-Date 2025 vs. 2024 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$11	$0.01	$7	$0.01
Planned Millstone outages(1)	7	0.01	(57)	(0.07)
Unplanned Millstone outages(1)	8	0.01	18	0.02
Depreciation and amortization	(8)	(0.01)	(13)	(0.02)
Renewable energy investment tax credits	41	0.05	42	0.05
Renewable energy production tax credits(2)	29	0.03	47	0.06
Interest expense, net	(5)	(0.01)	(2)	—
Other	(1)	—	(26)	(0.02)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$82	$0.09	$16	$0.02

(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes an increase from renewable natural gas facilities of $25 million and $36 million for the quarter and year-to-date periods, respectively.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2025	2024	$ Change	2025	2024	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$88	$57	$31	$81	$76	$5
Specific items attributable to Corporate and Other segment	(3)	41	(44)	(23)	(64)	41
Net income from specific items	85	98	(13)	58	12	46
Corporate and other operations:
Interest expense, net	(147)	(118)	(29)	(370)	(435)	65
Equity method investments	—	(2)	2	(5)	(2)	(3)
Pension and other postretirement benefit plans	58	70	(12)	172	207	(35)
Corporate service company costs	(14)	(16)	2	(39)	(68)	29
Other	12	10	2	76	14	62
Net expense from corporate and other operations	(91)	(56)	(35)	(166)	(284)	118
Total net income (expense)	$(6)	$42	$(48)	$(108)	$(272)	$164
EPS impact	$(0.02)	$0.02	$(0.04)	$(0.17)	$(0.40)	$0.23

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 21 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2025, Dominion Energy reported an insignificant amount of specific items in the Corporate and Other segment. For the nine months ended September 30, 2025, this primarily included $23 million after-tax loss for derivative mark-to-market changes.

For the three months ended September 30, 2024, this primarily included a $57 million after-tax gain for derivative mark-to-market changes and $15 million net loss from discontinued operations, primarily associated with operations included in the PSNC Transaction, including the loss on sale. For the nine months ended September 30, 2024, this primarily included a $246 million after-tax loss associated with lower market-related impacts on pension and other postretirement plans, $200 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio and PSNC Transactions, gain on sale associated with the Questar Gas Transaction, as well as an impairment charge associated with the Questar Gas Transaction, $30 million in after-tax costs associated with the business review completed in March 2024 and a $23 million after-tax gain for derivative mark-to-market changes.

Outlook

As of September 30, 2025, there have been no material changes to Dominion Energy’s 2025 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2025 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2025	2024
(millions)
Cash, restricted cash and equivalents at January 1	$365	$301
Cash flows provided by (used in):
Operating activities(1)	4,374	4,377
Investing activities	(9,501)	293
Financing activities	5,828	(3,069)
Net increase in cash, restricted cash and equivalents	701	1,601
Cash, restricted cash and equivalents at September 30	$1,066	$1,902

(1)
Includes cash outflows of $55 million and $60 million for energy efficiency programs in Virginia for the nine months ended September 30, 2025 and 2024, respectively, and $19 million for DSM programs in South Carolina for both the nine months ended September 30, 2025 and 2024.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $3 million, inclusive of a $537 million decrease from discontinued operations. Net cash provided by continuing operations increased $534 million, primarily due to higher operating cash flows from electric utility operations driven by riders, customer usage and other factors ($1.1 billion) and settlements of interest rate swaps ($653 million), partially offset by lower deferred fuel and purchased gas cost recoveries ($963 million) and a decrease from changes in working capital ($230 million).

Investing Cash Flows

Net cash from Dominion Energy’s investing activities decreased $9.8 billion, primarily due to the absence of net proceeds from the East Ohio, Questar Gas and PSNC Transactions in 2024 ($9.2 billion), an increase in plant construction and other property additions ($536 million) and the absence of distributions from equity method affiliates in 2024 ($126 million), partially offset by lower acquisitions of solar development projects ($190 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities increased $8.9 billion, primarily due to the absence of net repayments on 364-day term loan facilities in 2024 ($4.8 billion), an increase in net issuances of long-term debt ($3.8 billion), capital contributions from Stonepeak to OSWP ($1.1 billion), the absence of supplemental credit facility repayments in 2024 ($450 million) and the absence of the partial repurchase of Series B Preferred Stock in 2024 ($440 million), partially offset by a $1.4 billion decrease due to repayments of securitization bonds in 2025 which were issued in 2024, distributions from OSWP to Stonepeak ($167 million), a decrease in net issuances of short-term debt ($126 million) and impacts from the sale of a noncontrolling interest in OSWP ($88 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the nine months ended September 30, 2025.

Revolving Credit Facilities

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility. In April 2025, Dominion Energy amended its joint revolving credit facility to, among other things, increase the facility limit from $6.0 billion to $7.0 billion and extend the maturity date from June 2026 to April 2030. In addition, in April 2025, Dominion Energy entered into a $1.0 billion 364-day revolving credit agreement. At September 30, 2025, Dominion Energy had $5.9 billion of unused capacity under these revolving credit facilities. See Note 16 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2025, Dominion Energy’s Consolidated Balance Sheet included $451 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 16 to the Consolidated Financial Statements in this report.

Long-Term Debt

Sustainability Revolving Credit Agreement

In April 2025, the Sustainability Revolving Credit Agreement, which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, was amended to, among other things, increase the facility limit from $900 million to $1.0 billion and extend the maturity date from June 2025 to April 2028. At September 30, 2025, Dominion Energy had no borrowings outstanding under this facility. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Issuances and Borrowings of Long-Term Debt

During the nine months ended September 30, 2025, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate		Stated Maturity
				(millions)
January	First mortgage bonds	Public	DESC	$450	5.300%		2035
March	Senior notes	Public	Virginia Power	625	5.150%		2035
March	Senior notes	Public	Virginia Power	625	5.650%		2055
March	Senior notes	Public	Dominion Energy	800	5.000%		2030
March	Senior notes	Public	Dominion Energy	700	5.450%		2035
May	Senior notes	Public	Dominion Energy	1,000	4.600%		2028
August	Junior subordinated notes	Public	Dominion Energy	825	6.000%	(1)	2056
August	Junior subordinated notes	Public	Dominion Energy	700	6.200%	(1)	2056
September	Senior notes	Public	Virginia Power	825	4.900%		2035
September	Senior notes	Public	Virginia Power	875	5.600%		2055
Total issuances and borrowings				$7,425
(1)
Rate subject to periodic reset as described in Note 16 to the Consolidated Financial Statements in this report.

In October 2025, Dominion Energy issued $1.3 billion of junior subordinated notes, consisting of $625 million of each of the 2025 Series A JSNs and 2025 Series B JSNs. See Note 16 to the Consolidated Financial Statements in this report for additional information.

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

Dominion Energy does not anticipate, excluding potential opportunistic financings, the issuance of any additional long-term debt in 2025.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the nine months ended September 30, 2025:

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

Remarketing of Long-Term Debt

In September 2025, Virginia Power remarketed two series of tax-exempt bonds, with an aggregate outstanding principal of $222 million to new investors. Both series of bonds bear interest at a coupon of 3.125% until October 2030, after which they will bear interest at a market rate to be determined at that time.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. In May 2025, Moody’s affirmed its credit ratings but revised its outlook for Dominion Energy from stable to negative. As of September 30, 2025, there have been no other changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. As of September 30, 2025, there have been no material changes to these covenants, nor any events of default under these covenants except the following changes. As discussed in Note 16 to the Consolidated Financial Statements of this report, Dominion Energy entered into an amended joint revolving credit facility as well as an amended Sustainability Revolving Credit Agreement. Within both agreements, the calculation of equity utilized in the total debt to total capital ratio was updated for a technical clarification. In addition, under the amended joint revolving credit facility, if Dominion Energy or any of its material subsidiaries failed to make payment on various debt obligations in excess of $250 million, or $150 million for DESC, the lenders could require the defaulting company, if it is a borrower under Dominion Energy’s joint revolving credit facility, to accelerate its repayment of any outstanding borrowings and the lenders could terminate their commitments, if any, to lend funds to that company under the credit facility.

As discussed in Note 16 to the Consolidated Financial Statements of this report, in April 2025, Dominion Energy also entered into a $1.0 billion 364-day revolving credit agreement, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under these two facilities.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. During the nine months ended September 30, 2025, Dominion Energy issued $105 million of stock through these programs, net of fees and commissions.

During the first quarter of 2025, Dominion Energy entered into forward sale agreements under its May 2024 at-the-market program for approximately 8.8 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered into from September through December 2024, Dominion Energy has entered into forward sale agreements for approximately 18.5 million shares of its common stock expected to be settled in the fourth quarter of 2025 at a weighted-average initial forward price of $56.62 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements under its May 2024 at-the-market program for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $59.91 per share.

In February 2025, Dominion Energy entered into a new at-the-market-program, and during the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements under its February 2025 at-the-market program for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Through September 30, 2025, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2025, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 16 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

As of September 30, 2025, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 16 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rate.

Subsidiary Dividend Restrictions

As of September 30, 2025, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Collateral and Credit Risk

Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. As of September 30, 2025, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at September 30, 2025 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$46	$—	$46
Non-investment grade(2)	11	—	11
No external ratings:
Internally rated—investment grade(3)	41	—	41
Internally rated—non-investment grade(4)	7	2	5
Total(5)	$105	$2	$103

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

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at September 30, 2025. Such obligations include:

•
Operating and finance lease obligations – See Note 14 to the Consolidated Financial Statements in this report and Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024;
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

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Guarantees – See Note 17 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 and Notes 13 and 17 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows. There have been no updates to the matters discussed in Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, with the exception of the items described below.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The 2.6 GW project is expected to be placed in service by the end of 2026 with an estimated total project cost of approximately $11.2 billion, excluding financing costs, that reflects an estimated impact of certain tariffs which became effective during 2025. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $84/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost increase of $0.3 billion relative to Virginia Power’s August 2025 construction update filing with the Virginia Commission reflects current projections of tariffs on equipment expected to be delivered from March 2025 through the end of 2025 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through the end of 2026 that contains steel. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. If the current tariffs were to remain in effect through the end of 2026, the expected project costs for offshore wind and onshore electrical interconnection equipment could increase by up to approximately $0.2 billion.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to final network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of pending Section 232 investigations and litigation before the U.S. Supreme Court, costs to maintain necessary permits, approvals and authorizations, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities are anticipated to be completed in early 2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. Virginia Power completed the installation of all 176 monopiles in October 2025. Transition pieces began to be installed on monopiles near the end of 2024 with 63 transition pieces installed through October 2025 and the remaining 113 expected to be installed by early 2026. The first of three offshore substations was installed in March 2025. Deepwater export cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 48 have been installed through October 2025 with the remaining to be laid throughout 2025 and 2026. Turbines are expected to commence installment in the fourth quarter of 2025 and be completed by the end of 2026.

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in August 2024) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor provided equity and obtained financing commitments from debt investors, totaling $715 million, which funded project costs. Including financing costs, total estimated project costs are approximately $715 million. In September 2025, the vessel was delivered and the five-year lease term commenced. See Note 14 to the Consolidated Financial Statements in this report for additional information.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $18 million and a hypothetical 10% increase in commodity prices would have resulted in a decrease of $18 million in the fair value of Dominion Energy’s commodity-based derivative instruments as of September 30, 2025 and December 31, 2024, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $72 million and $15 million in the fair value of Virginia Power’s commodity-based derivative instruments as of September 30, 2025 and December 31, 2024, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in an $11 million and $12 million decrease in earnings at September 30, 2025 and December 31, 2024, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a less than $1 million and $7 million decrease in earnings at September 30, 2025 and December 31, 2024, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of September 30, 2025, Dominion Energy and Virginia Power had $13.9 billion and $9.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $456 million and $376 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at September 30, 2025. As of December 31, 2024, Dominion Energy and Virginia Power had $10.8 billion and $3.8 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $157 million and $155 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2024.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. As of September 30, 2025 and December 31, 2024, Dominion Energy had €894 million and €1.1 billion, respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $72 million and $106 million in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2025 and December 31, 2024, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $854 million, $1.0 billion and $1.1 billion for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $52 million, $41 million and $(28) million for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, respectively.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $436 million, $526 million and $580 million for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $23 million, $25 million and $(10) for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have a $28 million impact for the year ending December 31, 2025, and would have had a $31 million impact for the year ended December 31, 2024, to the expected returns on plan assets, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/25 - 7/31/25	—	$—	—	$0.92 billion
8/1/25 - 8/31/25	—	—	—	0.92 billion
9/1/25 - 9/30/25	331	59.64	—	0.92 billion
Total	331	$59.64	—	$0.92 billion

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

4.1

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2014, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.6, Form 8-K filed June 27, 2019, File No. 1-8489); Sixteenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.3, Form 8-K filed May 20, 2024, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.4, Form 8-K filed May 20, 2024, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of November 1, 2024 (Exhibit 4.3, Form 8-K filed November 18, 2024, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of August 1, 2025 (Exhibit 4.3, Form 8-K filed August 6, 2025, File No. 1-8489); Twentieth Supplemental Indenture, dated as of August 1, 2025 (Exhibit 4.4, Form 8-K filed August 6, 2025, File No. 1-8489).

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

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power

Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-First Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-Second Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.2, Form 8-K filed September 10, 2025, File No. 000-55337); Twenty-Third Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.3, Form 8-K filed September 10, 2025, File No. 000-55337).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

October 31, 2025	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

October 31, 2025	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer