Form 10-K
period 2025-12-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2026-02-23
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Dominion Energy, Inc. ☒ Virginia Electric and Power Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

The aggregate market value of Dominion Energy, Inc. common stock held by non-affiliates of Dominion Energy, Inc. was approximately $48.2 billion based on the closing price of Dominion Energy, Inc.’s common stock as reported on the New York Stock Exchange as of the last day of Dominion Energy, Inc.’s most recently completed second fiscal quarter. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company common stock. At February 16, 2026, Dominion Energy, Inc. had 878,785,631 shares of common stock outstanding and Virginia Electric and Power Company had 373,881 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of Dominion Energy, Inc.’s 2026 Proxy Statement are incorporated by reference in Part III.

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

2025 Series A JSNs	Dominion Energy’s 2025 Series A Junior Subordinated Notes due 2056
2025 Series B JSNs	Dominion Energy’s 2025 Series B Junior Subordinated Notes due 2056
2026 Proxy Statement	Dominion Energy 2026 Proxy Statement, File No. 001-08489
2027 Biennial Review

Future Virginia Commission review of Virginia Power’s earned return on base rate generation and distribution services for the two successive 12-month test periods beginning January 1, 2025 and ending December 31, 2026 and prospective rate base setting for the succeeding annual periods beginning January 1, 2028 and ending December 31, 2029

ABO	Accumulated benefit obligation
AEP	The legal entity American Electric Power Company, Inc., one or more of its consolidated subsidiaries, or the entirety of American Electric Power Company, Inc. and its consolidated subsidiaries
AES	The legal entity The AES Corporation, one or more of its consolidated subsidiaries, or the entirety of The AES Corporation and its consolidated subsidiaries
AFUDC	Allowance for funds used during construction
Align RNG	Align RNG, LLC, a joint venture between Dominion Energy and Smithfield Foods, Inc.
Altavista	Altavista biomass power station
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy and Duke Energy
Atlantic Coast Pipeline Project	A previously proposed approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina which would have been owned by Dominion Energy and Duke Energy
bcf	Billion cubic feet
Bear Garden	A 622 MW combined-cycle, natural gas-fired power station in Buckingham County, Virginia
Bedford	A 70 MW solar generation facility in Chesapeake, Virginia
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

BOEM	U.S. Department of Interior’s Bureau of Ocean Energy Management
Brunswick County	A 1,376 MW combined-cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
CAISO	California ISO
Canadys Station	A proposed 2.2 GW advanced class combined cycle natural gas-fired power station in Colleton County, South Carolina, to be jointly owned by DESC and Santee Cooper
CAO	Chief Accounting Officer
CCR	Coal combustion residual
CCRO	Customer credit reinvestment offset
CEA	Commodity Exchange Act
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund

Abbreviation or Acronym	Definition
CFIUS	The Committee on Foreign Investment in the U.S.
CFO	Chief Financial Officer
CH4	Methane
Chesterfield Energy Reliability Center	A proposed 944 MW simple-cycle, natural gas-fired power station in Chesterfield County, Virginia
CNG	Consolidated Natural Gas Company
CO2	Carbon dioxide
CODM	Chief Operating Decision Maker
Community Energy Act	House Bill 2346, known as the Community Energy Act, which was signed into law in the Commonwealth of Virginia in May 2025
Companies	Dominion Energy and Virginia Power, collectively
Contracted Energy	Contracted Energy operating segment
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

Dominion Energy Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dominion Energy South Carolina	Dominion Energy South Carolina operating segment
Dominion Energy Virginia	Dominion Energy Virginia operating segment
Dominion Privatization	Dominion Utility Privatization, LLC, a joint venture between Dominion Energy and Patriot
DSM	Demand-side management
DSM Riders	Rate adjustment clauses, designated Riders C1A, C2A, C3A and C4A, associated with the recovery of costs related to certain Virginia DSM programs in approved DSM cases
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Eagle Solar	Eagle Solar, LLC, a wholly-owned subsidiary of Dominion Generation, Inc.
East Ohio	The East Ohio Gas Company (a subsidiary of Enbridge effective March 2024)
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

EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission

Abbreviation or Acronym	Definition
FirstEnergy	The legal entity FirstEnergy Corp., one or more of its consolidated subsidiaries, or the entirety of FirstEnergy Corp. and its consolidated subsidiaries
Fitch	Fitch Ratings Ltd.
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse gas
Green Mountain	Green Mountain Power Corporation
Greensville County	A 1,605 MW combined-cycle, natural gas-fired power station in Greensville County, Virginia
GTSA	Virginia Grid Transformation and Security Act of 2018
GW	Gigawatt
Heating degree days

Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, or 60 degrees Fahrenheit in DESC’s service territory, calculated as the difference between 65 or 60 degrees, as applicable, and the average temperature for that day

Hopewell	Polyester biomass power station
Idaho Commission	Idaho Public Utilities Commission
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
kV	Kilovolt
LNG	Liquefied natural gas
LTIP	Long-term incentive program
Massachusetts Municipal	Massachusetts Municipal Wholesale Electric Company
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
Millstone 2019 power purchase agreements	Power purchase agreements with Eversource Energy and The United Illuminating Company for Millstone to provide nine million MWh per year of electricity for ten years
MMBtu	Metric Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
N2O	Nitrous oxide
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
OBBBA	An Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 of the 119th Congress (also known as the One Big Beautiful Bill Act) enacted on July 4, 2025
October 2014 hybrids	Dominion Energy’s 2014 Series A Enhanced Junior Subordinated Notes due 2054
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development

Abbreviation or Acronym	Definition
OSHA Recordable Rate	Number of recordable cases, as defined by the Occupational Safety and Health Administration, a division of the U.S. Department of Labor, for every 100 employees over the course of a year
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak
ozone season	The period May 1 through September 30, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PFAS	Per- and polyfluorinated substances, a group of widely used chemicals that break down very slowly over time in the environment
PHMSA	Pipeline and Hazardous Materials Safety Administration
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
PSNC	Public Service Company of North Carolina, Incorporated (a subsidiary of Enbridge effective September 2024)
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

A rate adjustment clause associated with the recovery of costs related to electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA and costs of new underground distribution facilities

Rider GEN

A rate adjustment clause associated with the recovery of costs related to Altavista, Hopewell, Southampton, Brunswick County, Greensville County, certain solar facilities and the Virginia LNG Storage Facility

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

Rider U	A rate adjustment clause associated with the recovery of costs of new underground distribution facilities
ROE	Return on equity
ROIC	Return on invested capital
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA

Abbreviation or Acronym	Definition
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SCDOR	South Carolina Department of Revenue
SCESA	South Carolina Energy Security Act
Scope 1 emissions	Emissions that are produced directly by an entity’s own operations
Scope 2 emissions	Emissions from electricity a company consumes but does not generate from its own facilities
Scope 3 emissions	Emissions generated downstream of company operations by customers and upstream by suppliers
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
SEEM	Southeast Energy Exchange Market
SERC	Southeast Electric Reliability Council
Series B Preferred Stock	Dominion Energy’s 4.65% Series B Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
SF6	Sulfur hexafluoride
SO2	Sulfur dioxide
South Carolina Commission	Public Service Commission of South Carolina
Southampton	Southampton biomass power station
Southern	The legal entity, The Southern Company, one or more of its consolidated subsidiaries, or the entirety of The Southern Company and its consolidated subsidiaries
Spruce Power	The legal entity, Spruce Power Holding Corporation, one or more of its consolidated subsidiaries, or the entirety of Spruce Power Holding Corporation and its consolidated subsidiaries
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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

VOC	Volatile organic compounds
VPFS	Virginia Power Fuel Securitization, LLC
VPP	Virtual power plant
Warren County	A 1,349 MW combined-cycle, natural gas-fired power station in Warren County, Virginia
Westinghouse	Westinghouse Electric Company LLC
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries (a subsidiary of Enbridge effective May 2024)
Wyoming Commission	Wyoming Public Service Commission

Part I

Item 1. Business

General

Dominion Energy, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, provides service to approximately 4.1 million primarily electric utility customers in Virginia, North Carolina and South Carolina. At December 31, 2025, Dominion Energy’s portfolio of assets includes approximately 30.7 GW of electric generating capacity, 10,800 miles of electric transmission lines and 80,400 miles of electric distribution lines. Dominion Energy is one of the nation’s leading developers and operators of regulated offshore wind and solar power and the largest producer of carbon-free electricity in New England. Dominion Energy’s mission is to provide the reliable, affordable and increasingly clean energy that powers its customers every day.

In connection with the comprehensive business review concluded in March 2024, Dominion Energy entered into agreements in September 2023 to sell all of its regulated gas distribution operations, except for DESC’s, to Enbridge. In addition, Dominion Energy completed the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE under an agreement entered into in July 2023. Dominion Energy continues to focus on expanding and improving its regulated electric utilities and long-term contracted businesses while transitioning to a cleaner energy future. Its approximately $65 billion capital expenditure plan for 2026 through 2030 advances its “all-of-the-above” strategy through investments in zero-carbon and renewable generation, grid transformation, generation reliability and transmission and distribution resiliency to meet projected demand growth. Renewable generation facilities are expected to include significant investments in utility-scale solar and the CVOW Commercial Project. In addition, Dominion Energy has received license extensions for its regulated nuclear power stations in Virginia and South Carolina and intends to apply for license extensions for Millstone.

Dominion Energy currently expects approximately 95% of earnings to come from state-regulated utility operations in Virginia, North Carolina and South Carolina. Dominion Energy’s nonregulated operations consist primarily of long-term contracted electric generation operations. Dominion Energy’s operations are conducted through various subsidiaries, including DESC and Virginia Power. DESC is an SEC registrant; however, its Form 10-K is filed separately and is not combined herein.

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

Where You Can Find More Information About the Companies

The Companies file their annual, quarterly and current reports, proxy statements and other information with the SEC. Their SEC filings are available to the public over the Internet at the SEC’s website at https://www.sec.gov.

The Companies make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, available, free of charge, through Dominion Energy’s website, https://www.dominionenergy.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. The Companies also make available on the “Investors” page of Dominion Energy’s website additional information which may be important to investors, such as investor presentations, earnings release kits and other materials and presentations. Information contained on Dominion Energy’s website, including, but not limited to reports mentioned in Environmental Strategy, is not incorporated by reference in this report.

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

Equity Method Investment

Sale of Interest in Cove Point

In September 2023, Dominion Energy completed the sale of its 50% noncontrolling limited partnership interest in Cove Point to BHE for approximately $3.3 billion in cash proceeds.

See Note 9 to the Consolidated Financial Statements for additional information.

Human Capital

One of Dominion Energy’s greatest strengths is its employees, and their unique skills, knowledge, expertise and backgrounds allow Dominion Energy to fulfill its mission to provide the reliable, affordable and increasingly clean energy that powers its customers every day. At December 31, 2025, Dominion Energy had approximately 15,200 full-time employees, of which approximately 3,400 are subject to collective bargaining agreements, including approximately 6,700 full-time employees at Virginia Power, of which approximately 2,700 are subject to collective bargaining agreements.

Safety is the highest priority of Dominion Energy’s five core values with the fundamental goal to send every employee home safe and sound every day. In 2025, Dominion Energy experienced an OSHA Recordable Rate of 0.26 compared to 0.42 in 2024 and 0.45 in 2023. These rates reflect Dominion Energy’s dedication to safety when compared to a BLS Industry Average OSHA Recordable Rate of 1.9 in 2024 and 2.0 in 2023. As evidence of Dominion Energy’s commitment to safety, annual incentive plans for all employees, except as restricted by any collective bargaining agreements, include a safety performance measure.

Dominion Energy works to recruit, retain and develop the careers of talented individuals regardless of background who reflect its core values; safety, ethics, excellence, embrace change and one Dominion Energy. These core values support Dominion Energy’s employees in their efforts to optimize performance, collaborate within teams and across the organization and create a respectful, welcoming work environment. As an example, Dominion Energy sponsors ten employee resource groups enabling employees to work together to create community and promote excellent performance. Further, Dominion Energy is an equal opportunity employer committed to non-discrimination in all operations. As part of this, Dominion Energy periodically reviews its workforce representation to ensure it is casting a wide net for the best and brightest talent. In 2025, 2024 and 2023, the percentage of Dominion Energy’s workforce that was diverse was 39.1%, 38.7% and 37.7%, respectively. In 2025, 2024 and 2023, the percentage of new hires that were diverse was 43.9%, 45.3% and 49.0%, respectively. For the purposes of measuring and reporting on diversity as required by federal law, Dominion Energy follows federal EEO-1 guidelines and includes employees who self-identify their gender as female and/or their race/ethnicity as American Indian or Alaskan Native, Asian, Black or African American, Hispanic or Latino, Native Hawaiian or Other Pacific Islander or Two or More Races.

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

DOMINION ENERGY VIRGINIA

Dominion Energy Virginia is composed of Virginia Power’s regulated electric transmission, distribution and generation (regulated electric utility and its related energy supply) operations, which serve approximately 2.8 million residential, commercial, high load (including certain data centers), industrial and governmental customers in Virginia and North Carolina.

Dominion Energy Virginia’s capital plan for 2026 through 2030 includes spending approximately $55 billion, net of reimbursements from Stonepeak, to construct new generation capacity, including the CVOW Commercial Project and dispatchable generation facilities, to continue developments to meet its renewable generation targets and growing electricity demand within its service territory in order to maintain reliability and regulatory compliance and to upgrade or add new transmission lines, distribution lines, substations and other facilities, as well as maintain existing generation capacity. The proposed infrastructure projects and investment commitments are intended to address both continued customer growth and increases in electricity consumption which are primarily driven by new and larger data center customers. See Properties and Environmental Strategy for additional information on this and other utility projects.

Data centers have been a source of significant increase in demand which is expected to continue over the next decade. The concentration of data centers primarily in Loudoun County, Virginia represents a unique challenge and requires significant investments in electric transmission and generation facilities to meet the growing demand. PJM has projected a 5.4% average peak annual load growth over the next ten years for the PJM DOM Zone, which includes Dominion Energy Virginia’s service territory. Data centers represent 28% and 26% of Virginia Power’s electricity sales for the years ended December 31, 2025 and 2024, respectively. Virginia Power has implemented requirements over the years intended to ensure that its project queue is firm, such as requiring deposits for expensive long lead-time equipment along with reimbursement clauses for canceled projects.  In addition, Virginia Power will, in accordance with the terms of the 2025 Biennial Review order, begin in January 2027 to require a 14-year contract, collateral over that period and demand minimums for distribution, transmission and generation revenues for high load customers at connection. All of these contract provisions are designed to minimize both cross-rate class subsidies and stranded costs.

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

Revenue provided by electric distribution and generation operations is based primarily on rates established by the Virginia and North Carolina Commissions. Approximately 80% of revenue comes from serving Virginia jurisdictional customers. Base rates for the Virginia jurisdiction are set using a modified cost-of-service rate model, and are generally designed to allow an opportunity to recover the cost of providing utility service and earn a reasonable return on investments used to provide that service. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 133 minutes for the three-year average ending 2025, up from the previous three-year average of 130 minutes. This increase is primarily due to increased storm activity.

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

Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into PJM. Consistent with the increased authority given to NERC by EPACT, Virginia Power is committed to meeting NERC standards, modernizing its infrastructure and maintaining superior system reliability with respect to its electric transmission operations.

Competition

There is no competition for electric distribution service within Virginia Power’s service territory in Virginia and North Carolina and no such competition is currently permitted. Historically, since its electric transmission facilities are integrated into PJM and electric transmission services are administered by PJM, there was no competition in relation to transmission service provided to customers within the PJM region. However, competition from non-incumbent PJM transmission owners for development, construction and ownership of certain transmission facilities in Virginia Power’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This has resulted in additional competition to build and own transmission infrastructure in Virginia Power’s service area and allows Dominion Energy to seek opportunities to build and own facilities in other service territories, for example, through Valley Link. Additionally, there is some competition for Virginia Power’s generation operations for Virginia jurisdictional electric utility customers that meet certain size requirements or that currently are purchasing energy from competitive suppliers deemed to be 100% renewable by the Virginia Commission. See Electric under State Regulations in Regulation for additional information. Currently, North Carolina does not offer retail choice to electric customers.

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

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The Virginia Commission provided such approvals in August 2022, as revised for certain provisions related to rider recovery in December 2022. The majority of turbines comprising the 2.6 GW project are expected to be placed in service by the end of 2026 with the remainder in early 2027. The estimated total project cost is approximately $11.5 billion (excluding financing costs) which reflects a temporary suspension of work order and an estimated impact of certain tariffs which became effective during 2025 as well as the previously included revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $84/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost reflects an increase of $0.2 billion, relative to Virginia Power’s October 2025 Rider OSW filing, associated with projected installation timeline changes arising from the temporary suspension of work from the BOEM Director’s Order issued in December 2025 until a preliminary injunction was granted by the U.S District Court for the Eastern District of Virginia in January 2026, which allowed work to resume. The estimated total project costs also include $0.6 billion of tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through early 2027 that contains steel. Such amount is inclusive of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling on February 20, 2026. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

As previously considered in Virginia Power’s February 2025 construction update filing, the expected total project cost reflects projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. These contracts include services denominated in currencies other than the U.S. dollar for approximately €2.6 billion and 5.1 billion kr., which have been included within the cost estimate above. In addition, certain of the fixed price contracts, approximately €0.7 billion, contain commodity indexing provisions linked to steel. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion to hedge its foreign currency rate risk exposure from certain fixed price contracts for the major offshore construction and equipment components of the CVOW Commercial Project. In January 2026, the interconnection agreement between PJM and Virginia Power for the CVOW Commercial Project was filed with FERC.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations and litigation ruled on by the U.S. Supreme Court on February 20, 2026, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities to support first power delivery were completed in December 2025 with remaining project activities to support commercial operations anticipated to be completed by mid-2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024.

Virginia Power completed the installation of all monopiles in October 2025. Transition pieces began to be installed on monopiles near the end of 2024 with 126 transition pieces installed through February 2026 and the remaining 50 expected to be installed in early 2026. The first of three offshore substations was installed in March 2025, with the second installed in November 2025 and the third installed in February 2026. Deepwater cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 59 have been installed through February 2026 with the remaining expected to be laid throughout 2026. Installation commenced on turbines in December 2025 prior to being delayed by the temporary suspension of work order, with one of 176 completed through February 2026.

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

In January 2023, following receipt of approval from the Virginia and North Carolina Commissions, Virginia Power entered into a lease contract with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel at a total cost of approximately $240 million plus ancillary services. The vessel was delivered and the 20-month lease term commenced in September 2025. See additional discussion of the affiliated lease agreement in Note 25 to the Consolidated Financial Statements.

Virginia Power anticipates funding the CVOW Commercial Project consistent with its approved debt to equity capitalization structure. Through December 31, 2025, approximately $9.3 billion of costs had been incurred on the project. See Liquidity – Capital Expenditures in Item 7. MD&A for project costs expected to be incurred in 2026 through 2030. In October 2024, Virginia Power closed on the sale of a 50% noncontrolling interest in the project to Stonepeak following satisfaction of regulatory approvals, including from BOEM and the Virginia and North Carolina Commissions. At closing, Virginia Power received $2.6 billion, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. If the total project costs of the CVOW Commercial Project are $9.8 billion, excluding financing costs, or less Virginia Power shall receive $100 million of the initial withholding. Such amount is subject to downward adjustment with Virginia Power receiving no withheld amounts if the total costs, excluding financing costs, of the CVOW Commercial Project exceed $11.3 billion.

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

Electric Generation and Storage Projects

In addition to the CVOW Commercial Project, Virginia Power is developing, financing and constructing new generation capacity and has also received license extensions on zero carbon nuclear generation facilities to meet its renewable generation targets and growing electricity demand within its service territory. Significant projects under construction or development as well as significant projects under consideration are set forth below:

•
Virginia Power plans to invest approximately $6.9 billion from 2026 through 2030 to acquire or construct several solar facilities to serve utility customers. See Notes 10 and 13 to the Consolidated Financial Statements for additional information.
•
Virginia Power plans to invest approximately $2.0 billion from 2026 to 2030 to develop battery-storage facilities to serve utility customers.
•
Virginia Power has received approval to construct and operate the Chesterfield Energy Reliability Center. The project is expected to cost $1.5 billion, excluding financing costs, to have a generating capacity of 944 MW and be placed into service in 2029 to enhance reliability for utility customers. Virginia Power plans to invest approximately $8.3 billion from 2026 to 2030 to develop additional dispatchable natural gas generation facilities to enhance reliability for utility customers.
•
Virginia Power received a 20-year extension of the operating licenses for its two units at Surry in 2021 and its two units at North Anna in 2024. See Nuclear Decommissioning below for additional information on these facilities.
•
Virginia Power has begun constructing an LNG storage facility which it will operate to serve as a backup fuel source for Brunswick County and Greensville County to support operations and improve system reliability. The facility is expected to cost approximately $550 million, excluding financing costs, and be placed into service by the end of 2027.
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

Electric Transmission and Distribution Projects

Virginia Power continues to invest in transmission projects that are a part of PJM’s RTEP process which focus on reliability improvements and replacement of aging infrastructure. The projects that have been authorized by PJM are expected to result in future capital expenditures of approximately $8.3 billion from 2026 through 2030.

In October 2024, Dominion Energy announced a joint planning initiative with AEP and FirstEnergy. As part of the initiative, the companies jointly submitted initial project proposals for high-voltage transmission lines in Virginia, Maryland and West Virginia to PJM. In February 2025, Dominion Energy, AEP and FirstEnergy entered into an agreement for the operation of Valley Link to undertake a multi-year process to develop, construct and subsequently operate the new transmission line projects selected by PJM. Under the terms of the joint venture agreement, Dominion Energy will hold a 30% initial interest in Valley Link. Dominion Energy expects to invest approximately $1.0 billion from 2026 through 2030 in connection with this arrangement.

Virginia legislation provides for the recovery of costs, subject to approval by the Virginia Commission, for Virginia Power to move approximately 4,000 miles of electric distribution lines underground. The program is designed to reduce restoration outage time by moving Virginia Power’s most outage-prone overhead distribution lines underground, has an annual investment cap of approximately $387 million and is expected to be completed by 2029. The Virginia Commission has approved eight phases of the program encompassing approximately 2,500 miles of converted lines and $1.4 billion in capital spending recoverable through Rider U and Rider DIST. Additionally, Virginia Power has requested cost recovery for phase nine of the program from the Virginia Commission, encompassing approximately 300 miles of converted lines and $240 million in capital spending, recoverable through Rider DIST.

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

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2025	2024	2023
Natural gas	39%	40%	36%
Nuclear(1)	25	26	29
Purchased power, net	24	22	25
Coal(2)	7	5	5
Renewable and hydro(3)	5	7	5
Total	100%	100%	100%
(1)
Excludes ODEC’s 11.6% undivided ownership interest in North Anna.
(2)
Excludes ODEC’s 50.0% undivided ownership interest in the Clover power station.
(3)
Includes wind, solar, biomass, battery and pumped storage.

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

Under the current operating licenses, Virginia Power is scheduled to decommission the Surry and North Anna units during the period 2052 to 2118. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. Under the current operating licenses, the two units at Surry are permitted to generate electricity through 2052 and 2053, and the two units at North Anna are permitted to generate electricity through 2058 and 2060. Between the four units, Virginia Power estimates that it could spend approximately $5 billion through 2035 on capital improvements. The existing regulatory framework in Virginia provides rate recovery mechanisms for such costs.

The estimated decommissioning costs, funds in trust and current license expiration dates for Surry and North Anna are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2025 dollars)(1)	Funds in trusts at December 31, 2025(2)
(dollars in millions)
Surry
Unit 1	2052	$907	$1,383
Unit 2	2053	906	1,361
North Anna
Unit 1(3)	2058	859	1,095
Unit 2(3)	2060	864	1,025
Total		$3,536	$4,864
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Virginia Power’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Virginia Power’s nuclear decommissioning AROs.
(2)
Virginia Power did not make any contributions to its nuclear decommissioning trust funds during 2025.
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

Dominion Energy South Carolina’s capital plan for 2026 through 2030 includes spending approximately $8 billion to upgrade existing or add new infrastructure to meet growing energy needs within its service territory and maintain reliability.

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

Electric operations continue to focus on improving service and experience levels while striving to reduce costs and link investments to operational results. SAIDI performance results, excluding major events, were 84 minutes for the three-year average ending 2025, up from the previous three-year average of 83 minutes.

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

Competition

There is no competition for electric distribution or generation service within DESC’s retail electric service territory in South Carolina and no such competition is currently permitted. However, competition from third-party owners for development, construction and ownership of certain transmission facilities in DESC’s service territory is permitted pursuant to Order 1000, subject to state and local siting and permitting approvals. This could result in additional competition to build and own transmission infrastructure in DESC’s service area in the future and, as noted previously, could allow Dominion Energy to seek opportunities to build and own facilities in other service territories.

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

Regulation

DESC’s electric distribution service, including the rates it may charge to jurisdictional customers, is subject to regulation by the South Carolina Commission. DESC’s electric generation operations are subject to regulation by the South Carolina Commission, FERC, NRC, EPA, DOE, U.S. Army Corps of Engineers and other federal, state and local authorities. DESC’s electric transmission service is primarily regulated by FERC and the DOE. DESC’s gas distribution operations are subject to regulation by the South Carolina Commission, PHMSA, the U.S. Department of Transportation and the South Carolina Office of Regulatory Staff, which enforce federal and state pipeline safety requirements. See State Regulations and Federal Regulations in Regulation, Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information.

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

In January 2025, DESC received approval from the South Carolina Commission to pursue the construction of a new natural gas-fired combustion turbine unit at Urquhart to increase reliability, improve operational flexibility and reduce emissions. This facility is expected to cost approximately $395 million, excluding financing costs, have a total winter generating capacity of approximately 200 MW and be placed into service by the end of 2028. This project is expected to replace certain legacy natural gas-fired combustion turbine and natural gas-fired steam generation facilities at the site.

In December 2025, DESC, along with Santee Cooper, requested approval for the joint construction and operation of a combined cycle electric generating plant and associated facilities with a net capacity of approximately 2.2 GW. The project is currently expected to cost approximately $5 billion in total, excluding financing costs, with costs split equally between the joint owners, and is expected to be placed in service by 2033. These estimates are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers. The project reflects DESC’s commitment to reliable, affordable and cleaner energy while reinvesting in the local community.

Sources of Energy Supply

DESC uses a variety of fuels to power its electric generation fleet and purchases power for utility system load requirements. Some of these agreements have fixed commitments and are detailed further in Fuel and Other Purchase Commitments in Item 7. MD&A.

Presented below is a summary of DESC’s actual system output by energy source:

Source	2025	2024	2023
Natural gas	42%	47%	50%
Nuclear(1)	23	21	21
Coal	23	21	18
Renewable and hydro(2)	12	11	11
Total	100%	100%	100%
(1)
Excludes Santee Cooper’s 33.3% undivided ownership interest in Summer.
(2)
Includes solar.

Fossil Fuel— DESC purchases natural gas under contracts with producers and marketers on both a short-term and long-term basis at market-based prices. The gas is delivered to DESC through firm transportation agreements with various counterparties, through 2084.

DESC primarily obtains coal through short-term and long-term contracts with suppliers located in eastern Kentucky, Tennessee, Virginia and West Virginia that will expire at various times through 2026. Spot market purchases may occur when needed or when prices are believed to be favorable.

Nuclear Fuel— DESC primarily utilizes long-term contracts to support its nuclear fuel requirements. DESC, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, DESC supplies enriched products to Westinghouse, who in turn supplies nuclear fuel assemblies for Summer. Westinghouse is DESC’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements through 2036.

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

The estimated cost to DESC to decommission its 66.7% ownership in Summer is reflected in the table below and is primarily based upon site-specific studies completed in 2025. These cost studies are generally completed every four to five years. Santee Cooper is responsible for the remaining decommissioning costs, proportionate with its 33.3% ownership in Summer. The cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating license expires. NRC regulations allow licensees to apply for extension of an operating license in up to 20-year increments. In 2025, the NRC approved DESC’s request for an additional 20 years for its operating license for Unit 1 at Summer, allowing for generation through 2062. The existing regulatory framework in South Carolina provides a rate recovery mechanism for costs incurred on the relicensing process.

The estimated decommissioning costs, funds in trust and current license expiration dates for Summer are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2025 dollars)(1)	Funds in trusts at December 31, 2025(2)
(dollars in millions)
Summer – Unit 1	2062	$911	$291
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on DESC’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in DESC’s nuclear decommissioning AROs.
(2)
Excludes any funds held in trust by Santee Cooper. In 2025, DESC made contributions of $3 million to its nuclear decommissioning trust funds as collected from customers during the year.

Also see Notes 9, 14 and 23 to the Consolidated Financial Statements for additional information about nuclear decommissioning trust investments, AROs and other aspects of nuclear decommissioning, respectively.

CONTRACTED ENERGY

Contracted Energy includes the operations of Millstone, and associated energy marketing and price risk activities, and Dominion Energy’s nonregulated long-term contracted renewable electric generation fleet. Contracted Energy also includes nonregulated renewable natural gas facilities, including Dominion Energy’s investment in Align RNG. See Investments below for additional information regarding the Align RNG investment.

Contracted Energy’s capital plan for 2026 through 2030 includes spending approximately $2 billion primarily to support its operations at Millstone.

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

Investments

Align RNG—In November 2018, Dominion Energy announced the formation of Align RNG, an equal partnership with Smithfield Foods, Inc. to capture methane from swine farms across various states and convert it into pipeline quality natural gas. At December 31, 2025, substantially all projects were complete. See Note 9 to the Consolidated Financial Statements for additional information about Dominion Energy’s equity method investment in Align RNG.

Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in February 2026) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor provided equity and obtained financing commitments from debt investors, totaling $715 million, which funded project costs. In September 2025, the vessel was delivered and the five-year lease term commenced. See Note 15 to the Consolidated Financial Statements for additional information.

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

The estimated decommissioning costs, funds in trust and current license expiration dates for Millstone are shown in the following table:

.

	NRC license expiration year	Most recent cost estimate (2025 dollars)(1)	Funds in trusts at December 31, 2025(2)
(dollars in millions)
Millstone
Unit 1(3)	N/A	$915	$1,081
Unit 2	2035	1,102	1,455
Unit 3(4)	2045	1,218	1,475
Total		$3,235	$4,011
(1)
The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on Dominion Energy’s contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion Energy’s nuclear decommissioning AROs.

(2)
Dominion Energy did not make any contributions to its nuclear decommissioning trust funds related to Millstone during 2025.
(3)
Unit 1 permanently ceased operations in 1998, before Dominion Energy’s acquisition of Millstone.
(4)
Millstone Unit 3 is jointly owned by Dominion Energy Nuclear Connecticut, Inc., with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain. Decommissioning cost is shown at Dominion Energy’s ownership percentage. At December 31, 2025, the minority owners held $84 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

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

In April 2023, legislation was enacted that resets the frequency of base rate reviews from a triennial period, as established under the GTSA, to a biennial period commencing with the 2023 Biennial Review. The legislation provided that the Virginia Commission establish an authorized ROE of 9.70% for Virginia Power in the 2023 Biennial Review, and that in subsequent biennial reviews the Virginia Commission is authorized to utilize any methodology it deems to be consistent with the public interest to make future ROE determinations. In all future biennial reviews, if the Virginia Commission determines that Virginia Power’s existing base rates will, on a going-forward basis, produce revenues that are either in excess of or below its authorized rate of return, the Virginia Commission is authorized to reduce or increase such base rates, as applicable and necessary, to ensure that Virginia Power’s base rates are just and reasonable while still allowing Virginia Power to recover its costs and earn a fair rate of return. In addition, beginning with the 2025 Biennial Review, the Virginia Commission may, at

its discretion, increase or decrease Virginia Power’s authorized ROE by up to 50 basis points based on factors that may include reliability, generating plant performance, customer service and operating efficiency, with the provisions applying to such adjustments to be determined in a future proceeding.

The legislation directed that, beginning with the 2025 Biennial Review, 85% of any earnings determined by the Virginia Commission to be up to 150 basis points above Virginia Power’s authorized ROE shall be credited to customers’ bills as well as 100% of any earnings that are more than 150 basis points above Virginia Power’s authorized ROE. For the purposes of measuring any bill credits due to customers, associated income taxes are factored into the determination of such amounts. In addition, the legislation eliminated Virginia Power’s ability to utilize Virginia Commission-approved investment amounts in qualifying solar or wind generation facilities or electric distribution grid transformation projects as a CCRO to reduce or offset any earnings otherwise eligible for customer credits as previously permitted under the GTSA.

See Note 13 to the Consolidated Financial Statements for additional information.

Electric Regulation in North Carolina

Virginia Power’s retail electric base rates in North Carolina are regulated on a cost-of-service/rate-of-return basis subject to North Carolina statutes and the rules and procedures of the North Carolina Commission. North Carolina base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted. Fuel rates are subject to revision under annual fuel cost adjustment proceedings. A change in law in 2025 provides for recovery of purchased electric capacity expenses as a component of fuel. Other recent North Carolina legislation provides Virginia Power the option to apply for a multi-year rate plan to establish base rates under a performance-based rate plan rather than a general rate case. Under this optional structure, rates would be set for a multi-year period and be subject to revenue decoupling for residential customers, an annual earnings sharing mechanism and performance-based requirements.

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

In May 2025, the Governor of South Carolina signed into law the SCESA, which establishes a rate stabilization mechanism whereby an electric utility, including DESC, may elect to request South Carolina Commission approval to adjust its base rates up or down annually when changes in the utility’s investments, revenues and expenses cause its earned ROE to be more than 50 basis points below or above the ROE approved by the South Carolina Commission in the utility’s latest general rate case. Electric utilities electing rate stabilization would be required to file a general rate case every five years. In addition, any new electric generating facility of more than 250 MW, once completed, would be required to undergo a separate prudency review by the South Carolina Commission before any construction or operating costs related to such facility could be included in the rate stabilization process.

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

In April 2024, Virginia Power notified PJM that it was changing its election to satisfy its capacity requirements by returning to PJM’s Reliability Pricing Model capacity market, planning to purchase capacity rather than satisfying this requirement by self-supplying the capacity needed to serve load. This change became effective for the delivery year beginning June 2025. This decision does not affect day-to-day operations.

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

In March 2025, FERC affirmed its acceptance of the agreement governing SEEM, which sets forth the framework and rules for establishing and maintaining a voluntary electronic trading platform designed to enhance the existing bilateral market in the Southeast utilizing zero-charge transmission service. That transmission service, in turn, is voluntarily provided by participating transmission service providers, including DESC.

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

The NRC also requires the Companies to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Energy Virginia-Nuclear Decommissioning, Dominion Energy South Carolina-Nuclear Decommissioning, and Contracted Energy-Nuclear Decommissioning above and Note 9 to the Consolidated Financial Statements. See Note 23 to the Consolidated Financial Statements for additional information on spent nuclear fuel.

Cyber Regulations

The Companies plan and operate their facilities in compliance with approved government cyber regulatory requirements. The

Companies’ employees participate on various regulatory committees, track the development and implementation of standards and maintain proper compliance registration with NERC’s regional organizations. The Companies anticipate incurring additional compliance expenditures over the next several years because of the implementation of new cybersecurity programs such as the Transportation Security Administration’s gas sector cybersecurity policies. In addition, NERC continues to develop additional requirements specifically regarding supply chain standards and control centers that impact the bulk electric system. While the Companies expect to incur additional compliance costs in connection with NERC, Transportation Security Administration and other governmental agency regulations, such expenses are not expected to significantly affect results of operations.

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

Global Climate Change

The Companies support a federal climate change program that would provide a consistent, economy-wide approach to addressing this issue. Regardless of federal action, the Companies are seeking to reduce their GHG emissions while also balancing meeting the growing needs of their customers. In 2020, Virginia enacted the VCEA which addresses climate change matters such as the reduction of GHG emissions and renewable energy portfolio standards. Dominion Energy’s CEO and executive operational leadership within each operating segment are responsible for compliance with the laws and regulations governing environmental matters, including GHG emissions, and Dominion Energy’s Board of Directors receives periodic updates on these matters. See State Regulations—Electric—Electric Regulation in Virginia above, Environmental Strategy below, Future Environmental Regulations in Future Issues and Other Matters in Item 7. MD&A and Notes 13 and 23 to the Consolidated Financial Statements for additional information on climate change legislation and regulation.

Air

The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. Regulated emissions include, but are not limited to, carbon, methane, VOC, NOX, other GHGs, mercury, other toxic metals, hydrogen chloride, SO2 and particulate matter. At a minimum, state-established regulatory programs are required to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.

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

Protected Species

The ESA and analogous state laws prohibit activities that can result in harm to specific species of plants and animals, as well as impacts to the habitat on which those species depend. In addition to ESA programs, the Migratory Bird Treaty Act of 1918 and Bald and Golden Eagle Protection Act establish broader prohibitions on harm to protected birds. Many of the Companies’ facilities are subject to requirements of the ESA, Migratory Bird Treaty Act of 1918 and Bald and Golden Eagle Protection Act. The ESA and Bald and Golden Eagle Protection Act require potentially lengthy coordination with the state and federal agencies to ensure potentially affected species are protected. Ultimately, the suite of species protections may restrict company activities to certain times of year, project modifications may be necessary to avoid harm or a permit may be needed for unavoidable taking of the species. The authorizing agency may impose mitigation requirements and costs to compensate for harm of a protected species or habitat loss. These requirements and time of year restrictions can result in adverse impacts on project plans and schedules such that the Companies’ businesses may be materially affected.

Other Regulations

Other significant regulations to which the Companies are subject include federal and state laws protecting graves, sacred sites, historic sites and cultural resources, including those of American Indian tribal nations and tribal communities. These can result in compliance and mitigation costs as well as potential adverse effects on project plans and schedules such that the Companies’ businesses may be materially affected.

Environmental Strategy

Dominion Energy’s mission is to provide the reliable, affordable, and increasingly clean energy that powers its customers every day. Dominion Energy is working to achieve its commitment of net zero carbon and methane Scope 1 and Scope 2 emissions and material categories of Scope 3 emissions: electricity purchased to power the grid, fossil fuel purchased for its power stations and gas distribution systems and consumption of sales gas by natural gas customers by 2050.

To meet its customers’ needs for reliable, affordable and increasingly clean energy every day and to reach net zero emissions, in the near term Dominion Energy has obtained or plans to seek license extensions for its zero-carbon nuclear facilities and is expanding wind and solar generation as well as energy storage, investing in carbon-beneficial renewable natural gas and using dispatchable natural gas generation facilities to support the integration of wind and solar generation facilities as well as energy storage facilities into the grid and requesting offers for responsibly sourced gas from those suppliers who are committed to net zero. The strategy to meet these objectives consists of three major elements which will reduce GHG emissions:

•
Increasingly clean energy;
•
Innovation and energy infrastructure modernization; and
•
Conservation and energy efficiency.

Dominion Energy’s path to net zero emissions will not be linear. Year-over-year variations in weather, load growth and other economic factors contributing to demand can, and are expected to, cause fluctuations within Dominion Energy’s emissions reduction journey. Over the long term, Dominion Energy’s ability to meet its customers’ needs for reliable, affordable and increasingly clean energy and achieve net zero emissions will require supportive legislative and regulatory policies, advancements in technology and broader investments across the economy. Dominion Energy will pursue solutions, including pilot programs, of technologies such as large-scale battery storage, carbon capture and storage, small modular reactors and hydrogen if and when they become technologically and economically feasible. As these technologies are developed, modern natural gas generation may be necessary to ensure reliable and affordable service to Dominion Energy’s customers.

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

As part of its broader commitment to transparency, Dominion Energy provides disclosures around carbon and methane emissions. Dominion Energy discloses its environmental commitments, policies and initiatives in a Sustainability and Corporate Responsibility Report as well as a Climate Report in addition to other reports included on Dominion Energy’s dedicated Sustainability website.

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

Over the past two decades, Dominion Energy has transformed and diversified its generation portfolio, building additional resiliency while advancing decarbonization goals. In addition to reducing GHG emissions, Dominion Energy has also achieved measurable reductions of other air pollutants such as NOX, SO2 and mercury and reduced the amount of coal ash generated and the amount of water withdrawn. Dominion Energy achieved GHG and other air pollutant reductions by implementing an integrated approach to environmental stewardship that addresses electric energy production and delivery and energy management. As part of this effort, Dominion Energy has retired several of its fossil fuel electric generating facilities previously powered by coal, oil and gas, with the replacement of this capacity coming from renewable energy sources or lower-carbon natural gas.

Renewable energy is an important component of an “all-of-the-above” strategy designed to meet Dominion Energy’s customers’ needs for safe, reliable and affordable energy. Dominion Energy’s solar assets in operation or under development represent a total potential generating capacity of 7.8 GW, of which 3.2 GW was in operation across five states at December 31, 2025. Dominion Energy has commenced construction of the CVOW Commercial Project, expected to be placed in service by early 2027, along with the CVOW Pilot Project which achieved commercial operation in January 2021. Virginia Power’s energy storage assets in operation or under development represent a total potential storage capacity of 1.0 GW, of which 32 MW was operational at December 31, 2025.

Preservation of Dominion Energy’s existing carbon-free baseload nuclear generation is also an important component of Dominion Energy’s GHG emissions reduction strategy. Dominion Energy has received 20-year license extensions for its nuclear facilities in Virginia and South Carolina and intends to commence the process to extend the operating licenses for two units at Millstone.

Dominion Energy operates renewable natural gas facilities in collaboration with dairy farmers nationwide to capture and convert methane emissions from dairy farms.

See Operating Segments and Item 2. Properties for additional information.

The IRA, as modified in certain instances by the OBBBA, provides for incentives designed to encourage production of clean energy, reduce carbon emissions and promote domestic manufacturing, including investment and production tax credits for clean energy technology. See Future Issues and Other Matters in Item 7. MD&A for additional information on the IRA and OBBBA.

Innovation and Energy Infrastructure Modernization

One of the pillars of Dominion Energy’s net zero strategy is a focus on innovation as a way to advance technology and sustainability. This includes investing in and building upon previously proven technology, including large-scale battery storage, hydrogen and advanced nuclear technology. Dominion Energy’s capital expenditure plan for 2026 through 2030 includes a focus on upgrading the electric system in Virginia through investments in renewable generation facilities, smart meters, intelligent grid devices and associated control systems, physical and cyber security investments, strategic undergrounding and energy conservation programs. Dominion Energy also plans to upgrade its gas and electric transmission and distribution networks and meet environmental requirements and standards set by various regulatory bodies. These enhancements are aimed at meeting Dominion Energy’s continued goal of providing safe, reliable service while addressing increasing electricity consumption, making Dominion Energy’s system more responsive to its customers’ desire to more efficiently manage their energy consumption and transforming its grid to be more adaptive to renewable generation resources and battery technologies.

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

GHG Emissions

Dominion Energy continues to work toward achieving its net zero emissions commitment. Following the sales of its gas distribution operations, exclusive of DESC’s, to Enbridge, Dominion Energy’s inventory of direct Scope 1 carbon and methane emissions is over 99% attributable to electric generation. Through 2024, Dominion Energy has reduced direct Scope 1 CO2 equivalent carbon and methane emissions from electric generation by 46% since 2005. For the purposes of these calculations and consistent with GHG Protocol requirements for reporting GHG emission reductions over time, both the baseline and 2024 emissions data exclude the gas entities sold in 2024 as part of the East Ohio, Questar Gas and PSNC Transactions.

Dominion Energy’s 2025 emissions data is not yet available.

Corporate GHG Inventory

Dominion Energy maintains a comprehensive Corporate GHG Inventory, which follows methodologies specified in the EPA’s Mandatory GHG Reporting Rule, 40 Code of Federal Regulations Part 98 for calculating emissions, as well as approved industry protocols. In its annual Corporate GHG Inventory, Dominion Energy voluntarily includes greenhouse gas emission estimates from smaller sources that are not required to be included under the EPA’s mandatory GHG Reporting Program, including smaller electric generation, natural gas operations and other sources. Dominion Energy’s Corporate GHG Inventory also includes emissions sources it voluntarily reports to various programs in which it participates. As a result, Dominion Energy’s reported GHG emissions in its Corporate GHG Inventory are higher than what is reported to the EPA. Dominion Energy includes emissions data in its Corporate GHG Inventory based on its ownership percentage of the associated assets at the end of the calendar year.

Total direct Scope 1 CO2 equivalent emissions reported under Dominion Energy’s Corporate GHG Inventory were 31.9 million metric tons in 2024. Reported CO2 equivalent emissions include CO2, CH4, N2O and SF6 emissions from Dominion Energy’s electric generation operations, electric transmission and distribution operations, natural gas operations and corporate operations. Dominion Energy’s 2024 emissions data reported under its Corporate GHG Inventory, which excludes the gas entities sold as part of the East Ohio, Questar Gas and PSNC Transactions, are as follows:

•
For Dominion Energy’s electric generation operations, total CO2 equivalent emissions were 31.7 million metric tons in 2024, including 9.9 million metric tons from DESC and 21.8 million metric tons from Virginia Power.
•
For Dominion Energy’s electric transmission and distribution operations, direct CO2 equivalent emissions were 0.04 million metric tons.
•
For Dominion Energy’s natural gas operations, total CO2 equivalent emissions were 0.08 million metric tons.
•
For Dominion Energy’s corporate operations, which includes renewable natural gas operations and Dominion Privatization assets, in addition to building heat and Dominion Energy’s vehicle and aviation fleets, total CO2 equivalent emissions were 0.06 million metric tons.

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

Dominion Energy’s 2024 GHG emissions reported under various subparts of the EPA’s Mandatory GHG Reporting Program at December 31, 2024, which excludes the gas entities sold as part of the East Ohio, Questar Gas and PSNC Transactions are as follows:

Natural Gas Operations

Segment	Subparts W & C CH4 Emissions	Subparts W & C CO2 Emissions	Subparts W & C N2O Emissions	Subparts W & C as CO2 Equivalent Emissions
(metric tons)
Distribution	1,887	65	—	52,913
LNG storage	41	745	—	1,894
Total(1)	1,928	810	—	54,808
(1)
Totals may not foot due to rounding.

Electric Generation Operations

Company	Subparts C & D CO2 Emissions	Subparts C & D CH4 Emissions	Subparts C & D N2O Emissions	Subparts C & D CH4 Emissions as CO2 Equivalent Emissions	Subparts C & D N2O Emissions as CO2 Equivalent Emissions	Subparts C & D as CO2 Equivalent Emissions
(metric tons)
Virginia Power(1)	21,971,098	1,036	142	29,010	37,518	22,037,626
DESC	9,717,293	650	91	18,203	23,991	9,759,487
Total(2)	31,688,391	1,686	232	47,213	61,509	31,797,113
(1)
Virginia Power totals include biomass, which were not included in the Corporate GHG inventory.
(2)
Totals may not foot due to rounding.

Electric Transmission and Distribution Operations

Company	Subpart DD SF6 Emissions	Subpart DD SF6 as CO2 Equivalent Emissions
(metric tons)
Virginia Power	4.93	115,855
DESC	0.66	15,510
Total(1)	5.59	131,365
(1)
Totals may not foot due to rounding.

Environmental Protection and Monitoring Expenditures

Dominion Energy incurred $324 million, $314 million and $269 million of expenses (including accretion and depreciation) during 2025, 2024 and 2023 respectively, in connection with environmental protection and monitoring activities. Dominion Energy expects these expenses to be approximately $345 million and $340 million in 2026 and 2027, respectively. In addition, capital expenditures related to environmental controls were $169 million, $216 million and $132 million for 2025, 2024 and 2023, respectively. Dominion Energy expects these expenditures to be approximately $140 million and $85 million for 2026 and 2027, respectively.

Item 1A. Risk Factors

The Companies’ businesses are influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond their control. A number of these risks and uncertainties are identified below. There may be other factors, either not presently known or currently believed not to be material, that may cause actual results to differ materially from those indicated in this report. For additional information concerning any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

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

At the federal level, the Companies’ wholesale rates for electric transmission service are regulated by FERC. Rates for electric transmission services are updated annually according to a FERC-approved formula rate mechanism, and may be subject to additional prospective adjustments and retroactive corrections. A failure by the Companies to justify the appropriateness of these rates or a change in FERC policy or the application of FERC policy could result in rate decreases from current rate levels, which could adversely affect the Companies’ results of operations, cash flows and financial condition.

At the state level, Virginia Power’s retail base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission in a biennial proceeding that involves the determination of Virginia Power’s actual earned ROE during a historic test period, and the determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances described in the Regulation Act, Virginia Power may be required to refund a portion of its earnings to customers through a refund process and to reduce its rates. Virginia Power makes assessments throughout the review period and will record a regulatory liability for refunds to customers in any period such refunds are determined probable, which could negatively impact the Companies’ results of operations in the period recognized and to cash flows on completion of any biennial review.

In states other than Virginia, the Companies’ retail electric base rates for generation and distribution services to customers are regulated on a cost-of-service/rate-of-return basis subject to the statutes, rules and procedures of such states. Dominion Energy’s rates for gas distribution to retail customers are similarly regulated at the state level. If retail electric or gas earnings exceed the returns established by state utility commissions, retail electric rates or gas rates may be subject to review and possible reduction, which may decrease the Companies’ future earnings. Additionally, if any state utility commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, the Companies’ financial condition, results of operations and/or cash flows could be negatively impacted.

Under certain circumstances, state utility regulators may impose a moratorium on increases to retail base rates for a specified period of time, which could delay recovery of costs incurred in providing service. Additionally, governmental officials, stakeholders and advocacy groups may challenge any of the regulatory reviews or proceedings referred to above. Such challenges may result in changes to the regulatory framework under which the Companies’ currently operate and/or lengthen the time, complexity and costs associated with such regulatory reviews or proceedings.

The Companies’ generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. The Companies’ generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC, PJM and/or ISO-NE’s continuation of clearly identified market rules. From time to time, FERC may investigate and/or receive requests from PJM or ISO-NE to authorize changes in market design. FERC also periodically reviews the Companies’ authority to sell at market-based rates. Changes by FERC, PJM or ISO-NE to the design of the wholesale markets or its interpretation of market rules, the Companies’ authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of the Companies’ generation business. For example, in April 2024, FERC issued an order that accepted proposed changes to the PJM wholesale capacity market that significantly changed how a generation resource’s capacity value is calculated and decreased the total amount of capacity recognized in the PJM region as eligible to meet reserve requirements. In addition, changes to the interpretation and application of FERC’s market manipulation rules may occur from time to time. A failure to comply with these market manipulation rules could lead to civil and criminal penalties.

The Companies are subject to complex governmental regulation, including tax regulation, that could adversely affect their results of operations and subject the Companies to monetary penalties. The Companies’ operations are subject to extensive federal, state and local laws and regulations and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services the Companies offer, relationships with affiliates, protection of critical electric infrastructure assets and mandatory reliability standards and interaction in the wholesale markets, among other matters. The Companies are also subject to legislation and associated regulation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Some such legislation and regulation have not yet been finalized and changes in either interpretation or final laws or regulations could have a negative impact on the Companies. For example, the OBBBA and IRA include various provisions, such as investment and production tax credits and corporate alternative minimum tax, that the Companies have considered in recording their provisions for income taxes. The ultimate impact of these tax laws is subject to pending guidance and interpretations that could adversely impact the Companies’ ability to qualify for and maintain tax credits, which could affect the Companies’ results of operations, financial condition and/or cash flows. Management believes that the necessary approvals have been obtained for existing operations and that the Companies’ businesses are conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if either of the Companies is found not to be in compliance. New laws or regulations, the revision or reinterpretation of existing laws or regulations, the imposition of new tariffs or changes to existing tariffs, changes in enforcement practices of regulators or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense. Adverse developments in tax laws, credits or other incentives including changes in legislation, administrative interpretations or judicial determinations could result in modifications to business models or otherwise negatively affect the Companies’ financial condition, results of operations and/or cash flows. Recent legislative and regulatory changes that are impacting or could impact the Companies include legislation enacted in Virginia in April 2023, the IRA, the VCEA, the 2017 Tax Reform Act, the OBBBA and tariffs imposed on various components required for construction of the CVOW Commercial Project or imported solar panels by the U.S. government in 2025 and 2018, respectively.

The Companies have been and may continue to be or become subject to legal proceedings and governmental investigations and examinations. The Companies may from time to time be subject to various legal proceedings and governmental investigations and examinations. For example, Dominion Energy, following the SCANA Combination, was subject to numerous federal and state legal proceedings and governmental investigations relating to the decision of SCANA and DESC to abandon construction at the NND Project. Dominion Energy spent substantial amounts of time and money defending these lawsuits and proceedings and on related investigations. In addition, juries have demonstrated a willingness to grant large awards in certain cases, including personal injury claims. Accordingly, actual costs incurred may differ from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from customers. The outcome of these or future legal proceedings, investigations and examinations, including settlements, may adversely affect the Companies’ financial condition, results of operation and/or cash flows.

Construction Risks

The construction of the CVOW Commercial Project involves significant risks. The CVOW Commercial Project is a large-scale, complex project. Significant delays or cost increases, or an inability to recover certain project costs, could have an adverse effect on the Companies’ financial condition, cash flows and results of operations. If the Companies are unable to complete the construction of the CVOW Commercial Project or decide in the future to delay or cancel the project, the Companies may not be able to recover all or a portion of their investment in the project and may incur substantial cancellation payments under existing contracts or other substantial costs associated with any such delay or cancellation. The Companies’ ability to complete the CVOW Commercial Project within the currently proposed timeline, or at all, and consistent with current cost estimates is subject to various risks and uncertainties, certain of which are beyond the Companies’ control.

The construction of the CVOW Commercial Project is dependent on the Companies’ ability to maintain various local, state and federal permits, rights of way and other regulatory approvals and authorizations, including Virginia Commission approval for rider recovery of project costs. In addition, determination of costs allocated by PJM to the project for network upgrades remains subject to change, even after the CVOW Commercial Project is placed in service, as such amounts are driven by the ultimate costs of development of the transmission lines and related facilities that PJM determines is necessary to support various generation facilities within PJM, including the CVOW Commercial Project. The final determination of such costs is outside the control of the CVOW Commercial Project and may be impacted by events affecting the developers of such transmission lines, including any increases in costs for permitting, inflation, tariffs, supply chain constraints or other factors affecting the ultimate costs to complete such facilities. Also, the CVOW Commercial Project may become the subject of litigation or other forms of intervention by third parties, including stakeholders or advocacy groups, that may seek to challenge permits or other regulatory approvals received, including for routing of onshore electric transmission, which could delay or increase the cost of the project. For example, the estimated total project cost and expected placed in service date for the CVOW Commercial Project were negatively impacted by projected installation timeline changes arising from the temporary suspension of work from the BOEM Director’s Order issued in December 2025 until a preliminary injunction was granted by the U.S District Court for the Eastern District of Virginia in January 2026, which allowed work to resume. Any additional suspension of work orders could result in further changes to the estimated total project cost and/or the timeframe turbines are expected to be placed in service.

The construction of the CVOW Commercial Project is also dependent on the ability of certain key suppliers and contractors to timely satisfy their obligations under contracts entered into or expected to be entered into. Given the unique equipment and expertise required for this project, the Companies may not be able to remedy in a timely and cost-effective manner, if at all, any failure by one or more of these suppliers or contractors to timely satisfy their contractual obligations. Certain of the fixed price contracts for major offshore construction and equipment components are denominated in Euros and Danish kroner. In May 2022, Virginia Power entered into forward purchase agreements with a notional amount of approximately €3.2 billion. Accordingly, to the extent the instruments do not effectively hedge the Companies’ exposure to these currencies, including by default of the counterparty, adverse fluctuations in the applicable exchange rates would likely adversely affect the cost of the CVOW Commercial Project. Similarly, adverse fluctuations in the price of fuel used for transportation and installation, would likely adversely affect the overall costs to construct the project. In addition, the cost of the CVOW Commercial Project could be adversely affected by the impact of applicable tariffs, including any potential impact of Section 232 investigations.

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

The construction of the CVOW Commercial Project involves the use of evolving turbine technology and takes place in a marine environment, which presents unique challenges and requires the use of a specialized workforce and specialized equipment. In addition, the timely installation of the turbines is dependent on the continued availability of a Jones Act compliant vessel currently under a 20-month lease agreement which commenced in September 2025 between Virginia Power and an affiliated entity.

The timeline for construction of the CVOW Commercial Project may also be negatively impacted by severe weather events or marine wildlife, including migration patterns of endangered and protected species, both of which are outside of the control of the Companies and their contractors.

The Companies’ infrastructure build and expansion plans often require regulatory approval, including environmental permits, before commencing construction and completing projects. The Companies may not complete the facility construction, conversion or other infrastructure projects that they commence, or they may complete projects on materially different terms, costs or timing than initially estimated or anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. A number of large- and small-scale projects have been announced, including the CVOW Commercial Project, electric transmission lines, facility expansions or renewed licensing, conversions and other infrastructure developments or construction. Additional projects may be considered in the future, such as those necessary to meet the projected demand growth driven by data centers and artificial intelligence, including to address the concentration of data centers primarily in Loudoun County, Virginia. The Companies compete for projects with companies of varying size and financial capabilities, including some that may have competitive advantages. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies, and such approvals could include mitigation costs. Projects may not be able to be completed on time or in accordance with estimated costs as a result of weather conditions, need for new land and right of ways, delays in obtaining or failure to obtain or maintain regulatory and other, including PJM, approvals, changes in laws or regulations or other regulatory or administrative action or inaction, the outcome of legal proceedings and judicial actions, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, concerns raised during stakeholder engagement, a decline in the credit strength of counterparties or vendors, inflation, the impact of applicable tariffs or other factors beyond the Companies’ control. As discussed above, the CVOW Commercial Project experienced a temporary suspension of work which impacted the expected project cost and timeline. In addition, Dominion Energy has been involved with other projects which have experienced certain delays in obtaining and maintaining permits necessary for construction along with construction delays due to judicial actions which impacted the cost and schedule such as the Atlantic Coast Pipeline Project and ultimately led to its cancellation in July 2020. Construction projects necessary to maintain reliability and meet increasing demand may include the construction of dispatchable natural gas generation facilities which may be subject to additional challenges raised by advocacy groups which could adversely impact the timely receipt and maintenance of regulatory approvals. Even if facility construction, expansion, electric transmission line, conversion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of the Companies following completion of the projects may not meet expectations. If these infrastructure projects are not completed, are delayed or are subject to unanticipated costs, certain costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available. Further, the Companies could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss or reduction of tax credits or incentives, the inability to transfer related tax credits, or delayed or diminished returns, and could be required to write off all or a portion of their investments in such projects.

Start-up and operational issues can arise in connection with the commencement of commercial operations at the Companies’ facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, the Companies may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Any delays in the timely completion of necessary PJM interconnection projects for new electric generation facilities under development by Virginia Power, including the CVOW Commercial Project, may result in project delays and/or capacity constraints if, and until, such projects are completed. In addition, any increase in network upgrade costs allocated to any such new Virginia Power generation project, or delay in the completion of such necessary upgrades could, respectively, increase the associated project development costs and/or delay the project’s ability to participate in PJM’s capacity market as a capacity resource. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the facility construction, electric transmission line, expansion, conversion and other infrastructure projects.

The development, construction and commissioning of several large-scale infrastructure projects simultaneously involves significant execution risk. To achieve Dominion Energy’s commitment to net zero emissions by 2050 and comply with the requirements of the VCEA and projected demand while maintaining reliability, the Companies are currently simultaneously developing or constructing several electric generation projects, including subsequent license renewal projects at nuclear facilities in Virginia and South Carolina, the CVOW Commercial Project, the Chesterfield Energy Reliability Center, several electric transmission projects and various solar projects. Several of the Companies’ key projects are increasingly large-scale, complex and being constructed in constrained geographic areas or in unfamiliar environments such as the marine environment for the CVOW Commercial Project. The advancement of the Companies’ infrastructure projects is also affected by the interventions, litigation or other activities of stakeholder and advocacy groups, some of which oppose natural gas-related and energy infrastructure projects. For example, certain stakeholder groups oppose solar farms due to the increasing quantities of land tracts required for these facilities. Similarly, certain stakeholder groups oppose new natural gas generation facilities, such as the Chesterfield Energy Reliability Center. Given that these projects provide the foundation for the Companies’ strategic growth plan and are necessary to meet projected demand, if the Companies are unable to obtain or maintain the required regulatory and other, including PJM, approvals, develop the necessary technical expertise, allocate and coordinate sufficient resources, adhere to budgets and timelines, effectively handle public outreach efforts, including its commitment to fair treatment, community involvement and effective communication, or otherwise fail to successfully execute the projects, there could be an adverse impact to the Companies’ financial position, results of operations and cash flows. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect the Companies’ ability to execute their business plan.

The Companies are dependent on their contractors for the successful and timely completion of large-scale infrastructure projects. The construction of such projects is expected to take several years, is typically confined within a limited geographic area or difficult environments and could be subject to delays, supply chain disruption, availability of critical components, cost overruns, inflation, labor disputes or shortages and other factors that could cause the total cost of the project to exceed the anticipated amount. Any of these events could adversely affect the Companies’ financial condition, results of operations and/or cash flows.

Further, an inability to obtain financing or otherwise provide liquidity for the projects on acceptable terms could negatively affect the Companies’ financial condition, cash flows, the projects’ anticipated financial results and/or impair the Companies’ ability to execute the business plan for the projects as scheduled.

Environmental Risks

Compliance with federal and/or state requirements imposing limitations on GHG emissions or efficiency improvements, as well as Dominion Energy’s commitment to achieve net zero carbon and methane emissions by 2050, may result in significant compliance costs, could result in certain of the Companies’ existing electric generation units being uneconomical to maintain or operate and may depend upon technological advancements which may be beyond the Companies’ control. The VCEA establishes renewable energy and CO2 reduction targets for Virginia Power’s generation fleet and grid operations, including the requirement that 100% of Virginia Power’s electricity come from zero-carbon generation by the end of 2045. The legislation mandates the development of 16.1 GW of solar or onshore wind capacity by the end of 2035, which includes specific requirements for utility-scale solar of 3.0 GW by the end of 2024, up to 15.0 GW by the end of 2035 and 1.1 GW of small-scale solar by the end of 2035. The legislation also deems 5.2 GW of offshore wind capacity before 2035 and 2.7 GW of energy storage by the end of 2035 to be in the public interest. The VCEA and related legislation also authorizes Virginia to participate in a program consistent with RGGI, requiring the purchase of carbon credits to offset emissions from Virginia Power’s generating fleet within the state. In January 2022, the Governor of Virginia issued an executive order which put directives in place to start the withdrawal of Virginia from RGGI. In December 2023, the withdrawal took effect. Cost recovery for these initiatives will require approval by the Virginia Commission which may be denied or altered to the detriment of the Companies. For example, the Companies recorded charges in 2022 associated with the Virginia Commission’s approval in June 2022 of Virginia Power’s petition that RGGI compliance costs incurred and unrecovered through July 2022 be recovered through existing base rates in effect during the period incurred. In addition, permitting and other project execution challenges may hinder Virginia Power’s ability to meet the requirements of the VCEA. The Companies could face similar risks if there is further legislation at the federal and/or state level mandating additional limitations on GHG emissions or requiring additional efficiency improvements.

Dominion Energy is working to achieve net zero carbon and methane Scope 1 and Scope 2 emissions and material categories of Scope 3 emissions by 2050. To meet this commitment, the Companies expect to construct new electric generation facilities, including renewable facilities such as wind and solar, and have obtained or plan to seek the extension of operating licenses for the Companies’ nuclear generation facilities. The Companies also need to depend on technological improvements not currently in commercial development. Additionally, actions taken in furtherance of Dominion Energy’s net zero commitment may impact existing generation facilities, including as a result of fuel switching and/or the retirement of high-emitting generation facilities and their potential replacement with lower-emitting generation facilities. Further, the ability to realize this commitment will require the Companies to be able to obtain significant financing. These efforts will require approvals from various regulatory bodies for the siting and construction of such new facilities and a determination by the applicable state commissions that costs related to the construction are prudent. Given these and other uncertainties associated with the implementation of Dominion Energy’s net zero commitment, the Companies cannot estimate the aggregate effect of future actions taken in furtherance of this commitment on their results of operations or financial condition or on their customers. However, such actions could render additional existing generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect the Companies’ financial condition, results of operations and/or cash flows.

There are also potential negative impacts on Dominion Energy’s natural gas business from its net zero emissions commitment as well as federal or state GHG regulations which may require further GHG emission reductions from the natural gas sector which, in addition to resulting in increased costs, could affect demand for natural gas. Additionally, GHG requirements could result in increased energy conservation and adoption of renewable products, which could impact the natural gas business. Dominion Energy’s renewable natural gas operations could be negatively impacted by factors affecting livestock owned by third-parties, changes in demand for renewable natural gas and/or changes in laws and regulations affecting such facilities.

The Companies’ operations and construction activities are subject to a number of environmental laws and regulations which impose significant compliance costs. The Companies’ operations and construction activities are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety. Compliance with these legal requirements requires the Companies to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of environmental control equipment and purchase of allowances and/or offsets. Additionally, the Companies could be responsible for expenses relating to remediation and containment obligations, including at sites where they have been identified by a regulatory agency as a potentially responsible party. Expenditures relating to environmental compliance have been significant in the past, and the Companies expect that they will remain significant in the future. Certain facilities have become uneconomical to operate and have been shut down, converted to new fuel types or sold. These types of events could occur again in the future.

The Companies expect that existing environmental laws and regulations may be revised and/or new laws may be adopted, including regulation of GHG emissions, which could have an adverse impact on the Companies’ business. Risks relating to regulation of GHG emissions from existing fossil fuel-fired electric generating units are discussed in more detail above and below. In addition, further regulation of air quality and GHG emissions under the CAA may be imposed on the natural gas sector. The Companies are also subject to federal water and waste regulations, including regulations concerning cooling water intake structures, coal combustion by-product handling and disposal practices, wastewater discharges from steam electric generating stations, management and disposal of hydraulic fracturing fluids and the potential further regulation of polychlorinated biphenyls.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new or changing environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liabilities on all responsible parties. However, such expenditures, if significant, could make the Companies’ facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect the Companies’ financial condition, results of operations and/or cash flows.

The Companies are subject to risks associated with the disposal and storage of coal ash. The Companies historically produced and continue to produce coal ash, or CCRs, as a by-product of their coal-fired generation operations. The ash is stored and managed in impoundments (ash ponds) and landfills located at 11 different facilities, including eight at Virginia Power.

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

Further, while the Companies believe that they operate their ash ponds and landfills in compliance with applicable state safety regulations, a release of coal ash with a significant environmental impact could result in significant remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs, and reputational damage, and could impact the financial condition of the Companies.

Operational Risks

The Companies’ financial performance and condition can be affected by changes in the weather, including the effects of global climate change. Fluctuations in weather can affect demand for the Companies’ services. For example, milder than normal weather can reduce demand for electricity and gas distribution services. In addition, severe weather or acts of nature, including hurricanes, winter storms, wildfires, earthquakes, floods and other natural disasters can stress systems, disrupt operation of the Companies’ facilities and cause service outages, production delays and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. In addition, sustained changes in weather patterns could result in decreased output at the Companies’ renewable generation facilities. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures. Due to the location of the Companies’ electric utility service territories and a number of its other facilities in the eastern portions of the states of South Carolina, North Carolina and Virginia which are frequently in the path of hurricanes, the Companies experience the consequences of these weather events to a greater degree than many industry peers.

Hostile cyber intrusions could severely impair the Companies’ operations, lead to the disclosure of confidential information, damage the reputation of the Companies and otherwise have an adverse effect on the Companies’ business. The Companies own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Companies’ facilities are not completely isolated from external networks. In addition, the Companies’ operations utilize third-party vendors, which may also be subject to cyber security intrusions. There appears to be an increasing level of activity, sophistication and maturity of threat actors, in particular nation state actors, that wish to disrupt the U.S. bulk power system and the U.S. gas transmission or distribution system. Such parties could view the Companies’ computer systems, software or networks as attractive targets for cyber attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as power transmission grids and gas pipelines. Emerging technologies, such as advanced forms of automation and artificial intelligence, which are subject to limited government oversight and regulations and evolve rapidly, may result in an increase in the frequency and sophistication of cyber attacks. The Companies’ businesses also require that they and their vendors collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack through third-party or insider action on the systems that control the Companies’ electric generation, electric transmission, electric distribution or gas distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data at the Companies or one of their vendors could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. If a significant breach were to occur, the reputation of the Companies also could be adversely affected. While the Companies maintain property and casualty insurance, along with other contractual provisions, that may cover certain damage caused by potential cyber incidents, all damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could adversely affect the Companies’ business, financial condition, results of operations and/or cash flows.

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

Increased energy demand or significant accelerated growth in demand due to new data centers, expanded use of artificial intelligence, widespread adoption of electric vehicles or other customer changes could require enhancements to the Companies’ infrastructure. As discussed above, the ability of the Companies to construct new facilities is dependent upon factors outside of their control, including obtaining and maintaining regulatory approvals and environmental and other permits. Any delays in, or inability to complete, construction or integration of new facilities or expand and/or renew existing facilities could have an adverse effect on the Companies’ financial results. In addition, purchased power from PJM or others may be from generation sources which emit more emissions than the Companies’ facilities, which could negatively impact Dominion Energy’s ability to meet its commitment to net zero emissions. Alternatively, reduced energy demand or significantly slowed growth in demand due to customer adoption of energy efficient technology, conservation, distributed generation, regional economic conditions or the impact of additional compliance obligations, unless substantially offset through regulatory cost allocations, could adversely impact the value of the Companies’ business activities.

The Companies’ operations are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues which could negatively affect the Companies. Operation of the Companies’ facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply, pipeline integrity or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental policies or interventions, changes to the environment and performance below expected levels. The Companies’ businesses are dependent upon sophisticated information technology systems and network infrastructure, some of which are provided by third-party vendors under service contracts, the failure of which could prevent them from accomplishing critical business functions. Because the Companies’ transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of their facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

The Companies conduct certain operations through partnership arrangements involving third-party investors which may limit the Companies’ operational flexibility or result in an adverse impact on its financial results. Certain of the Companies’ operations, including the CVOW Commercial Project and Valley Link, are conducted through entities subject to partnership arrangements under which Dominion Energy or Virginia Power has significant influence but does not control the operations of such entities or in which Dominion Energy or Virginia Power’s control over such entities may be subject to certain rights of third-party investors. Accordingly, while Dominion Energy or Virginia Power may have a certain level of control or influence over these entities, it may not have unilateral, or any, control over the day-to-day operations of these entities or over decisions that may have a material financial impact on the partnership participants, including the Companies. In each case such partnership arrangements operate in accordance with their respective governance documents, and the Companies are dependent upon third parties satisfying their respective obligations, including, as applicable, funding of their required share of capital expenditures. Such third-party investors have their own interests and objectives which may differ from those of the Companies and, accordingly, disputes may arise amongst the owners of such partnership arrangements that may result in delays, litigation or operational impasses.

The Companies may be materially adversely affected by negative publicity or the inability of Dominion Energy to meet its stated commitments. From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting the Companies. Public sentiment may be affected by certain events outside of the Companies’ control, such as outages caused by severe weather events or increases in approved rates to recover higher than anticipated market rates for fuel used in electric generation. Any failure by Dominion Energy to realize its commitments to achieve net zero carbon and methane emissions by 2050, enhance the customer experience or other long-term goals could lead to adverse press coverage and other adverse public statements affecting the Companies. The ability to comply with some or all of Dominion Energy’s voluntary commitments may be outside of its control. For example, the ability to reduce emissions while meeting the Companies’ increasing demand growth is expected to be dependent on the technological and economic feasibility of large-scale battery storage, carbon capture and storage, small modular reactors, hydrogen and/or other clean energy technologies. Dominion Energy is also dependent on the actions of third parties to meet its commitment regarding Scope 2 and Scope 3 emissions. If downstream customers or upstream suppliers do not sufficiently reduce their GHG emissions, Dominion Energy may not achieve its net zero emissions commitment. In addition, while the Atlantic Coast Pipeline Project was cancelled in July 2020 and the legal proceedings and governmental investigations relating to the abandonment of the NND Project have been resolved, there is a risk that lingering negative publicity may continue. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims as well as adverse outcomes.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of the Companies, on the morale and performance of their employees and on their relationships with their respective regulators, customers and commercial counterparties. It may also have a negative impact on the Companies’ ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have an adverse effect on the Companies’ business, financial condition, results of operations and/or cash flows.

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

Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and/or increase the cost or limit the availability of insurance or adversely impact the Companies’ ability to access capital on acceptable terms, or at all.

Failure to attract and retain key executive officers and an appropriately qualified workforce could have an adverse effect on the Companies’ operations. The Companies’ business strategy is dependent on their ability to recruit, retain and motivate employees. The Companies’ key executive officers include the CEO, CFO and presidents and those responsible for financial, operational, legal, regulatory, accounting, tax, information technology and cybersecurity functions. Competition for skilled management employees in these areas of the Companies’ business operations is high. Certain events, such as an aging workforce, mismatch of skill set, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the length of time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or future availability and cost of contract labor may adversely affect the ability to manage and operate the Companies’ business. In addition, certain specialized knowledge is required of the Companies’ technical employees for construction and operation of transmission, generation and distribution assets. An inability to attract and retain these employees could adversely affect the Companies’ business and future operating results.

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

The Companies’ nuclear facilities are also subject to complex government regulation which could negatively impact their financial condition, results of operations and/or cash flows. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require the Companies to make substantial expenditures at their nuclear plants. In addition, although the Companies have no reason to anticipate a serious nuclear incident at their plants, if an incident did occur, it could materially and adversely affect their results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the nuclear events in Japan in 2011, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

Financial, Economic and Market Risks

Changing rating agency requirements could negatively affect the Companies’ growth and business strategy. In order to maintain appropriate credit ratings to obtain needed credit at a reasonable cost in light of existing or future rating agency requirements, the Companies may find it necessary to take steps or change their business plans in ways that may adversely affect their growth and earnings. A reduction in the Companies’ credit ratings, including due to a change in rating methodologies, could result in an increase in borrowing costs, loss of access to certain markets, or both, thus adversely affecting operating results and could require the Companies to post additional collateral in connection with some of its price risk management activities.

An inability to access financial markets and, in the case of Dominion Energy, obtain cash from subsidiaries could adversely affect the execution of the Companies’ business plans. The Companies rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for business plans with increasing capital expenditure needs, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of the Companies’ control could increase their cost of borrowing or restrict their ability to access one or more financial markets. Market disruptions could stem from general market disruption due to general credit market or political events, the reform or replacement of benchmark rates, the failure of financial institutions on which the Companies rely or the bankruptcy of an unrelated company. Increased costs and restrictions on the Companies’ ability to access financial markets, including as a result of compliance with certain provisions of the OBBBA, may be severe enough to affect their ability to execute their business plans as scheduled.

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

If the decommissioning trust funds and benefit plan assets are negatively impacted by market fluctuations or other factors, the Companies’ financial condition, results of operations and/or cash flows could be negatively affected.

The use of derivative instruments could result in financial losses and liquidity constraints. The Companies use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity, interest rate and/or foreign currency exchange rate risks. The failure of a counterparty to over-the-counter derivative instruments to perform may prevent the Companies from being able to mitigate such risks. In addition, derivative instruments may require posting cash for margin requirements.

The CEA requires certain over-the-counter derivatives, or swaps, to be cleared through a derivatives clearing organization and, if the swap is subject to a clearing requirement, to be executed on a designated contract market or swap execution facility. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, may elect the end-user exception to the CEA’s clearing requirements. The Companies have elected to exempt their swaps from the CEA’s clearing requirements. If, as a result of changes to the rulemaking process, the Companies’ derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs due to decreased market liquidity or increased margin payments.

Future impairments of goodwill or other intangible assets or long-lived assets may have a material adverse effect on the Companies’ results of operations. Goodwill is evaluated for impairment annually or more frequently if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets and long-lived assets are evaluated for impairment on an annual basis or more frequently whenever events or circumstances indicate that an asset’s carrying value may not be recoverable. If Dominion Energy’s goodwill or the Companies’ other intangible assets or long-lived assets are in the future determined to be impaired, the applicable registrant would be required during the period in which the impairment is determined to record a noncash charge to earnings that may have a material adverse effect on its results of operations. For example, in 2022, Dominion Energy determined that its nonregulated solar generation assets within Contracted Energy were impaired. In addition, Dominion Energy recorded an aggregate $309 million after-tax charge in the fourth quarter of 2023 and first quarter of 2024 for the impairment of certain goodwill associated with the Questar Gas Transaction.

Exposure to counterparty performance may adversely affect the Companies’ financial results of operations. The Companies are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Some of Dominion Energy’s operations are conducted through partnership arrangements, as noted above. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Defaults or failure to perform by customers, suppliers, contractors, joint venture partners, financial institutions or other third parties may adversely affect the Companies’ financial condition, results of operations and/or cash flows.

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

Governance

Dominion Energy’s Board of Directors, including its operations committee, provides oversight of the Companies’ risks from cybersecurity threats. Dominion Energy’s Board of Directors as well as its operations committee receive presentations and reports throughout the year on cybersecurity and information security risk from management, including Dominion Energy’s chief security officer, vice president of cybersecurity (CISO) and chief information officer. These presentations and reports address a broad range of topics, including the Companies’ cyber risk management program, updates on recent cybersecurity threats and incidents across the industry, policies and practices, industry trends, threat environment and vulnerability assessments and specific and ongoing efforts to prevent, detect and respond to internal and external critical threats, including management’s hosting in 2025 of its fourth annual practical exercise with external federal, state and local incident response partners. In addition, Dominion Energy’s Board of Directors receives briefings from time to time from outside experts for an independent view on cybersecurity risks, including assessments by independent consulting firms and legal counsel of the Companies’ readiness and resilience.

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

The vice president of cybersecurity (CISO) has over 30 years of experience at Dominion Energy primarily in various roles within the information technology department, including information technology risk management, as well as cybersecurity. The vice president of cybersecurity (CISO) has been involved in designing and evolving the Companies’ cyber risk management policies, practices and procedures. This individual has deep relationships with key external partners and is recognized within the industry and the U.S. as a leading cybersecurity expert.

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

The chief security officer, vice president of cybersecurity (CISO) and chief information officer are supported by the senior vice president of administrative services as well as the Companies’ operations, compliance, legal, audit, corporate risk, supply chain, human resources and accounting departments in executing its cybersecurity program. In addition, the chief security officer and chief information officer provide periodic updates concerning recent developments affecting cybersecurity and privacy risk to the Companies’ executive cyber risk council, which includes executive officers responsible for administrative services, corporate affairs, supply chain, corporate secretary and corporate risk along with legal counsel.

The Companies maintain a robust, tested and regularly revised Cyber Security Incident Response Plan and a Vendor Compromise Response Plan. These plans detail roles, responsibilities and actions to be taken in response to a detected event whether internal or associated with a third-party service provider. The plans provide clear direction for escalation of information to leadership, including Dominion Energy’s Board of Directors as appropriate, and drive collaboration amongst relevant members of management representing cybersecurity, information technology, operations, supply chain, legal and accounting departments. As necessary, the chief administrative and projects officer, CFO and chief legal officer will advise the CEO on any incidents which could potentially have a material effect on the Companies’ business operations, results of operations or financial condition.

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

Certain of Virginia Power’s properties are subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding at December 31, 2025; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Additionally, DESC’s bond indenture, which secures its first mortgage bonds, constitutes a direct mortgage lien on substantially all of its electric utility property.

Dominion Energy Virginia

Virginia Power has approximately 7,000 miles of electric transmission lines of 69 kV or more located in Virginia, North Carolina and West Virginia. Portions of Virginia Power’s electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, any surplus capacity that may exist in these lines. While Virginia Power owns and maintains its electric transmission facilities, they are a part of PJM, which coordinates the planning, operation, emergency assistance and exchange of capacity and energy for such facilities.

In addition, Virginia Power’s electric distribution network includes approximately 61,000 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, Virginia Power owns 486 substations.

The following tables list Virginia Power’s generating units and capability at December 31, 2025.

Virginia Power Utility Generation

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Greensville County (CC)	Greensville County, VA	1,605
Brunswick County (CC)	Brunswick County, VA	1,376
Warren County (CC)	Warren County, VA	1,349
Ladysmith (CT)	Ladysmith, VA	782
Bear Garden (CC)	Buckingham County, VA	622
Remington (CT)	Remington, VA	619
Possum Point (CC)	Dumfries, VA	571
Chesterfield (CC)	Chester, VA	386
Elizabeth River (CT)	Chesapeake, VA	327
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Total Gas		8,193		42%
Nuclear
Surry	Surry, VA	1,676
North Anna	Mineral, VA	1,672	(1)
Total Nuclear		3,348		17
Coal
Mt. Storm	Mt. Storm, WV	1,614
Virginia City Hybrid Energy Center	Wise County, VA	610
Clover	Clover, VA	439	(2)
Total Coal		2,663		13
Hydro
Bath County	Warm Springs, VA	1,758	(3)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other		1
Total Hydro		2,074		11
Oil
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	155
Possum Point (CT)	Dumfries, VA	72
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Chesapeake (CT)	Chesapeake, VA	39
Total Oil		727		4
Solar(4)
Colonial Trail West	Surry County, VA	142
Bookers Mill	Farnham, VA	127
Sadler Solar	Emporia, VA	100
Spring Grove	Surry County, VA	98
Fountain Creek	Greensville, VA	80
Piney Creek	Halifax, VA	80
Otter Creek	Mecklenburg County, VA	60
Sycamore	Gretna, VA	42
Camellia	Gloucester County, VA	20
Grassfield	Chesapeake, VA	20
Norge	Williamsburg, VA	20
North Ridge	Powhatan, VA	20
Solidago	Windsor, VA	20
Whitehouse Solar	Louisa County, VA	20
Winterberry	Gloucester County, VA	20
Woodland Solar	Isle of Wight County, VA	19
Quillwort	Powhatan, VA	18
Sebera	Prince George, VA	18
Scott Solar	Powhatan, VA	17
Total Solar		941		4

Plant	Location	Net Summer Capability (MW)	Percentage Net Summer Capability
Biomass
Altavista	Altavista, VA	51
Polyester	Hopewell, VA	51
Southampton	Southampton, VA	51
Total Biomass		153	1
Battery
Dry Bridge	Chesterfield, VA	20
Scott Battery	Powhatan, VA	12
Total Battery		32	—
Wind
CVOW Pilot Project	Virginia Beach, VA	12	—
Various
Mt. Storm (CT)	Mt. Storm, WV	11	—
Total Excluding Power Purchase Agreements		18,154
Power Purchase Agreements		1,560	8
Total Utility Generation		19,714	100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Excludes 11.6% undivided interest owned by ODEC.
(2)
Excludes 50% undivided interest owned by ODEC.
(3)
Excludes 23.75% undivided interest owned by LS Power Equity Advisors LLC and 16.25% undivided interest owned by Allegheny Generating Company, a subsidiary of FirstEnergy.
(4)
All solar facilities are alternating current.

Virginia Power Non-Jurisdictional Generation

Plant	Location	Net Summer Capability (MW)
Solar(1)
Ft. Powhatan	Disputanta, VA	150
Maplewood	Chatham, VA	120
Belcher	Louisa, VA	88
Gutenberg	Garysburg, NC	80
Grasshopper	Chase City, VA	80
Pecan	Pleasant Hill, NC	75
Chestnut	Halifax County, NC	75
Bedford(2)	Chesapeake, VA	70
Pumpkinseed(2)	Emporia, VA	60
Gloucester	Gloucester County, VA	20
Montross	Westmoreland County, VA	20
Morgans Corner	Pasquotank County, NC	20
Remington	Fauquier County, VA	20
Rochambeau	James City County, VA	20
Oceana	Virginia Beach, VA	18
Hollyfield	Manquin, VA	17
Puller	Topping, VA	15
Total Non-Jurisdictional Generation		948
(1)
All solar facilities are alternating current.
(2)
Virginia Power in October 2025 proposed to recover the cost of this facility through Rider CE. If approved by the Virginia Commission, this facility will be considered Utility Generation.

Dominion Energy South Carolina

DESC has approximately 3,800 miles and 19,400 miles of electric transmission and distribution lines, respectively, exclusive of service level lines, in South Carolina. The grants for most of DESC’s electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying property titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked. In addition, DESC owns 454 substations.

DESC’s natural gas system includes approximately 20,000 miles of distribution mains and related service facilities, which are supported by approximately 400 miles of transmission pipeline.

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

The following table lists DESC’s generating units and capability at December 31, 2025.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Gas
Jasper (CC) (1)	Hardeeville, SC	902
Columbia Energy Center (CC) (1)	Gaston, SC	522
Urquhart (CC) (1)	Beech Island, SC	458
McMeekin	Irmo, SC	250
Hagood (CT) (1)	Charleston, SC	118
Urquhart Unit 3	Beech Island, SC	95
Urquhart (CT) (1)	Beech Island, SC	87
Parr (CT) (1)	Jenkinsville, SC	84
Bushy Park (CT) (1)	Goose Creek, SC	42
Total Gas		2,558		37%
Coal
Wateree	Eastover, SC	684
Williams	Goose Creek, SC	595
Cope (2)	Cope, SC	415
Total Coal		1,694		25
Hydro
Fairfield	Jenkinsville, SC	576
Saluda	Irmo, SC	190
Other	Various	18
Total Hydro		784		12
Nuclear
Summer	Jenkinsville, SC	644	(3)	9
Total Excluding Power Purchase Agreements		5,680
Power Purchase Agreements		1,187	(4)	17
Total Utility Generation		6,867		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)
Capable of burning fuel oil as a secondary source.
(2)
Capable of burning natural gas as a secondary source.
(3)
Excludes 33.3% undivided interest owned by Santee Cooper.
(4)
Includes 189 MW from agreements with certain solar facilities within Contracted Energy.

Contracted Energy

The following table lists Contracted Energy’s generating units and capability at December 31, 2025.

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,013	(1)
Total Nuclear		2,013		61%
Solar(2)
Atlanta Farms	Pickaway County, OH	200
Hardin I	Hardin County, OH	150
Amazon Solar Farm Virginia – Southampton	Newsoms, VA	100
Foxhound Solar	Clover, VA	83
Amazon Solar Farm Virginia – Accomack	Oak Hall, VA	80
Greensville	Greensville County, VA	80
Innovative Solar 37	Morven, NC	79
Wilkinson	Pantego, NC	74
Seabrook	Beaufort County, SC	73
Moffett Solar 1	Ridgeland, SC	71
Summit Farms Solar	Moyock, NC	60
Midway II	Calipatria, CA	30
Amazon Solar Farm Virginia – Buckingham	Cumberland, VA	20
Amazon Solar Farm Virginia – Correctional	Barhamsville, VA	20
Hecate Cherrydale	Cape Charles, VA	20
Amazon Solar Farm Virginia – Sussex Drive	Stoney Creek, VA	20
Amazon Solar Farm Virginia – Scott II	Powhatan, VA	20
Myrtle	Suffolk, VA	15
Trask	Beaufort County, SC	12
Hecate Energy Clarke County	White Post, VA	10
Ridgeland Solar Farm I	Ridgeland, SC	10
Yemassee	Hampton County, SC	10
Blackville	Blackville, SC	7
Denmark	Denmark, SC	6
Other	Various	35
Total Solar		1,285		39
Total Nonregulated Generation		3,298		100%
(1)
Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal and Green Mountain.
(2)
All solar facilities are alternating current.

Additionally, Dominion Energy’s renewable natural gas facilities include 21 facilities in Colorado, Georgia, Idaho, Kansas, New Mexico, Nevada and Texas, which capture methane from dairy farms and convert it into pipeline quality natural gas. These facilities produce approximately 5,500 MMBtu per day.

Corporate And Other

Dominion Energy owns various solar facilities, primarily at schools in Virginia, with an aggregate generation capacity of 33 MW.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Information concerning the executive officers of Dominion Energy, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Robert M. Blue (58)	Chair of the Board of Directors from April 2021 to present; President and CEO from October 2020 to present; Director from November 2020 to present.

Edward H. Baine (52)

Executive Vice President—Utility Operations and President—Dominion Energy Virginia from July 2025 to present; President—Utility Operations and Dominion Energy Virginia from January 2025 to June 2025; President—Dominion Energy Virginia from October 2020 to December 2024.

Carlos M. Brown (51)

Executive Vice President, Chief Administrative and Projects Officer, and Corporate Secretary and President—DES from June 2025 to present; President—DES and Executive Vice President, Chief Legal Officer and Corporate Secretary from January 2024 to May 2025; Senior Vice President, Chief Legal Officer and General Counsel from September 2022 to December 2023; Senior Vice President, General Counsel and Chief Compliance Officer from December 2019 to August 2022.

Eric S. Carr (52)

Chief Nuclear Officer and President—Nuclear Operations and Contracted Energy from January 2025 to present; President—Nuclear Operations and Chief Nuclear Officer from July 2023 to December 2024; President—Nuclear Operations during June 2023; President and Chief Nuclear Officer for PSEG Nuclear, LLC, a subsidiary of Public Service Enterprise Group, Incorporated, from July 2019 to May 2023.

Regina J. Elbert (45)

Senior Vice President and Chief Legal and Human Resources Officer from June 2025 to present; Senior Vice President and Chief Human Resources Officer from January 2024 to May 2025; Senior Vice President—Human Resources from April 2022 to December 2023; Vice President—Human Resources Business Services from March 2019 to March 2022.

W. Keller Kissam (59)	President—Dominion Energy South Carolina from January 2022 to present; President—Electric Operations of DESC from January 2019 to December 2021.

Gary G. Ratliff (47)

Vice President, Controller and CAO from October 2025 to present; Vice President—Accounting from April 2025 to September 2025; Controller—Corporate Research & Reporting from February 2024 to March 2025; Director—Accounting from September 2015 to January 2024.

Steven D. Ridge (45)

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dominion Energy

Dominion Energy’s common stock is listed on the NYSE under the ticker symbol D. At February 16, 2026, there were approximately 106,000 record holders of Dominion Energy’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion Energy’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Energy Direct®. Discussions of expected dividend payments required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A.

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/25-10/31/25	68,646	$60.90	—	$ 0.92 billion
11/1/25-11/30/25	412	58.69	—	0.92 billion
12/1/25-12/31/25	2,516	60.80	—	0.92 billion
Total	71,574	$60.88	—	$ 0.92 billion

(1)
Represents shares of common stock that were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)
Represents the weighted-average price paid per share.
(3)
In November 2020, the Dominion Energy Board of Directors authorized the repurchase of up to $1.0 billion of shares of common stock. This repurchase program has no expiration date or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At December 31, 2025, approximately $920 million remained available under the program.

Virginia Power

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion Energy. Virginia Power may pay cash dividends in 2026 but is neither required to nor restricted, except as described in Note 21 to the Consolidated Financial Statements, from making such payments.

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
•
Liquidity and Capital Resources—Dominion Energy
•
Future Issues and Other Matters—Dominion Energy

Forward-Looking Statements

This report contains statements concerning the Companies’ expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “path”, “anticipate”, “believe”, “forecast”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “outlook”, “predict”, “project”, “should”, “strategy”, “continue”, “target”, “will”, “potential” or other similar words.

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
•
Risks associated with entities in which the Companies share ownership with third parties, such as Stonepeak’s noncontrolling interest in the CVOW Commercial Project, including risks that result from lack of sole decision-making authority, disputes that may arise between the Companies and third-party participants and difficulties in exiting these arrangements;
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
•
The impact of operational hazards, including adverse developments with respect to plant safety or integrity,

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

equipment loss, malfunction or failure, operator error and other catastrophic events;
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
•
Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as cybersecurity threats or incidents;
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

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Part I. Item 1A. Risk Factors.

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

In 2025, Dominion Energy recorded a net $258 million ($192 million after-tax) of charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW

Commercial Project as a result of a revised total project cost estimate of approximately $11.5 billion (excluding financing costs) which reflects a temporary suspension of work order and an estimated impact of certain tariffs which became effective during 2025 as well as the previously included revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects an increase of $0.2 billion, relative to Virginia Power’s October 2025 Rider OSW filing, associated with projected installation timeline changes arising from the temporary suspension of work from the BOEM Director’s Order issued in December 2025 until a preliminary injunction was granted by the U.S District Court for the Eastern District of Virginia in January 2026, which allowed work to resume. The estimated total project costs also include $0.6 billion of tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through early 2027 that contains steel. Such amount is inclusive of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling on February 20, 2026. Dominion Energy is currently unable to estimate the expected impact of the ruling issued by the U.S. Supreme Court on February 20, 2026, on its financial position, results of operations and/or cash flows.

In the fourth quarter of 2024, Dominion Energy recorded a net $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project as a result of a revised total project cost estimate that included a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

The estimated total project cost reflects Dominion Energy’s best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond Dominion Energy’s control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations and litigation ruled on by the U.S. Supreme Court on February 20, 2026, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on Dominion Energy’s future financial condition, results of operations and/or cash flows. See Note 10 to the Consolidated Financial Statements for additional information.

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

If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the future 2027 Biennial Review, Dominion Energy concluded that it was not probable that Virginia Power would have earnings in excess of an expected authorized ROE of 9.80% for the period January 1, 2025 through December 31, 2026. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2025. See Note 13 to the Consolidated Financial Statements for additional information.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion Energy’s AROs include a significant balance related to the future decommissioning of its nonregulated and utility nuclear facilities. At both December 31, 2025 and 2024, Dominion Energy’s nuclear decommissioning AROs totaled $2.6 billion. The following discusses critical assumptions inherent in determining the fair value of AROs associated with Dominion Energy’s nuclear decommissioning obligations.

Dominion Energy obtains from third-party specialists periodic site-specific base year cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods of time are by nature highly uncertain and may vary significantly from actual results. These cash flows include estimates on timing of decommissioning, which for regulated nuclear units factors in the probability of NRC approval for license extensions. In addition, Dominion Energy’s cost estimates include cost escalation rates that are applied to the base year costs. Dominion Energy determines cost escalation rates, which represent projected cost increases over time due to both general inflation and increases in the cost of specific decommissioning activities, for each nuclear facility. The selection of these cost escalation rates is dependent on subjective factors which are considered to be critical assumptions. At December 31, 2025, a 0.25% increase in cost escalation rates would have resulted in an approximate $339 million increase in Dominion Energy’s nuclear decommissioning AROs.

At December 31, 2025 and 2024, Dominion Energy’s AROs also include $889 million and $828 million, respectively, for future CCR remediation at retired generating stations and other inactive or previously closed surface impoundments, landfills or other areas in connection with the EPA’s May 2024 rule as described in Note 14. Dominion Energy developed cost estimates related to this CCR remediation, which were based on the estimated quantity of CCRs that would be discovered, if any, at locations which are subject to the regulation. The determination of how much CCR, if any, that exists at an individual location is a critical assumption in the development of the Companies’ AROs. The results of the searches of internally and externally available information regarding the existence and quantity of CCR at specific locations, as well as physical searches for CCR, may cause actual results to vary significantly from expectations.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2025 and 2024, Dominion Energy had $132 million and $170 million, respectively, of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion Energy evaluates quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. In addition, changes in tax laws or tax rates may require reconsideration of the realizability of existing deferred tax assets. Dominion Energy establishes a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2025 and 2024, Dominion Energy had established $143 million and $113 million, respectively, of valuation allowances.

Accounting for Derivative Contracts and Financial Instruments at Fair Value

Dominion Energy uses derivative contracts such as physical and financial forwards, futures, swaps, options and FTRs to manage commodity, interest rate and/or foreign currency exchange rate risks of its business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. The majority of investments held in Dominion Energy’s nuclear decommissioning and rabbi trusts and pension and other postretirement funds are also subject to fair value accounting. See Notes 6 and 22 to the Consolidated Financial Statements for additional information on these fair value measurements.

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

Use of Estimates in Goodwill Impairment Testing

In April of each year, Dominion Energy tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2025, 2024 and 2023 annual test did not result in the recognition of any goodwill impairment.

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

See Notes 2 and 11 to the Consolidated Financial Statements for additional information.

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. There were no tests performed in 2025, 2024 or 2023 of long-lived assets which could have resulted in material impairments.

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
•
Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major capital market assumptions; and
•
Investment allocation of plan assets. The long-term strategic target asset allocation for Dominion Energy’s pension funds is 30% public equity (inclusive of both U.S. equity and non-U.S. equity), 27% fixed income and 43% other alternative investments which includes private equity, typically through limited partnerships, and credit and absolute return strategies which include investments in debt funds, including public and private debt, and hedge funds.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

Dominion Energy develops its critical assumptions, which are then compared to the forecasts of an independent investment advisor or an independent actuary, as applicable, to ensure reasonableness. An internal committee selects the final assumptions. Dominion Energy calculated its pension cost using an expected long-term rate of return on plan assets assumption of 7.35% for 2025 and that ranged from 7.00% to 8.35% for both 2024 and 2023. For 2026, the expected long-term rate of return for the pension cost assumption is 7.35% for Dominion Energy’s plans held at December 31, 2025. Dominion Energy calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 7.35% for 2025 and 8.35% for both 2024 and 2023. For 2026, the expected long-term rate of return for other postretirement benefit cost assumption is 7.35%.

Dominion Energy determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost ranged from 5.84% to 5.87% for pension plans and 5.83% to 5.86% for other postretirement benefit plans in 2025, ranged from 5.37% to 5.75% for pension plans and 5.40% to 5.74% for other postretirement benefit plans in 2024 and ranged from 5.65% to 5.75% for pension plans and 5.69% to 5.70% for other postretirement benefit plans in 2023. Dominion Energy selected a discount rate ranging from 5.59% to 5.69% for pension plans and 5.60% to 5.66% for other postretirement benefit plans for determining its December 31, 2025 projected benefit obligations.

Dominion Energy establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected and demographics of plan participants. Dominion Energy’s healthcare cost trend rate assumption at December 31, 2025 was 7.00% and is expected to gradually decrease to 5.00% by 2032 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase in 2025 Net Periodic Cost
	Change in Actuarial Assumptions	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	0.25%	$5	$1
Long-term rate of return on plan assets	(0.25)%	23	5
Health care cost trend rate	1%	N/A	4

In addition to the effects on cost, a 0.25% decrease in the discount rate would increase Dominion Energy’s projected pension benefit obligation at December 31, 2025 by $193 million and its accumulated postretirement benefit obligation at December 31, 2025 by $23 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation at December 31, 2025 by $60 million.

See Note 22 to the Consolidated Financial Statements for additional information on Dominion Energy’s employee benefit plans.

New Accounting Standards

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

Results of Operations

Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

Year Ended December 31,	2025	$ Change	2024	$ Change	2023
(millions, except EPS)
Net income attributable to Dominion Energy	$2,998	$964	$2,034	$72	$1,962
Diluted EPS	3.45	1.12	2.33	0.08	2.25

Overview

2025 vs. 2024

Net income attributable to Dominion Energy increased 47%, primarily due to higher market-related impacts on pension and other postretirement plans, higher rider equity returns reflecting capital investments at Virginia Power, an increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina, the absence of an impairment associated with the Questar Gas Transaction, higher electric utility sales driven by growth and customer usage and an increase in renewable energy tax credits. These increases were partially offset by a 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of charges for costs not expected to be recovered from customers and the closings of the East Ohio, Questar Gas and PSNC Transactions.

2024 vs. 2023

Net income attributable to Dominion Energy increased 4%, primarily due to the absence of a charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale, a decrease in impairments associated with the East Ohio and Questar Gas Transactions, an increase in net investment earnings on nuclear decommissioning trust funds, the absence of depreciation expense associated with the East Ohio, PSNC and Questar Gas Transactions upon meeting the classification as held for sale, higher rider equity returns reflecting increased capital investments at Virginia Power, an increase in sales to electric utility customers attributable to weather and the absence of amortization associated with the 2021 Triennial Review. These increases were partially offset by the closings of the East Ohio, PSNC and Questar Gas Transactions, a charge for costs not expected to be recovered from customers on the CVOW Commercial Project, the absence of a gain and equity method earnings from the sale of Dominion Energy’s remaining noncontrolling interest in Cove Point, increased unrealized losses on economic hedging activities, lower market related impacts on pension and other postretirement plans and the impact of 2023 Virginia legislation.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

Year Ended December 31,	2025	$ Change	2024	$ Change	2023
(millions)
Operating revenue	$16,506	$2,047	$14,459	$66	$14,393
Electric fuel and other energy-related purchases	4,489	875	3,614	(321)	3,935
Purchased electric capacity	82	8	74	19	55
Purchased gas	297	37	260	(25)	285
Other operations and maintenance	3,547	(41)	3,588	455	3,133
Depreciation and amortization	2,387	42	2,345	(235)	2,580
Other taxes	773	42	731	47	684
Impairment of assets and other charges	517	(83)	600	293	307
Other income (expense)	1,219	378	841	(155)	996
Interest and related charges	2,022	129	1,893	214	1,679
Income tax expense	532	121	411	(233)	644
Net income (loss) from discontinued operations including noncontrolling interests	(14)	(211)	197	322	(125)
Noncontrolling interests	67	120	(53)	(53)	—

An analysis of Dominion Energy’s results of operations follows:

2025 vs. 2024

Operating revenue increased 14%, primarily reflecting:

•
A $764 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $582 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers ($552 million), including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power effective March 2024 and an increase in commodity costs associated with sales to gas utility customers ($30 million);
•
A $183 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $150 million increase in non-fuel base rates associated with the settlement of the 2024 electric base rate case in South Carolina;
•
A $70 million increase in sales to electric utility retail customers associated with growth;
•
A $64 million net increase associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($147 million);
•
A $41 million increase associated with prices from non-jurisdictional solar generation facilities at Virginia Power;
•
A $39 million increase in services provided under transition service agreements primarily associated with the East Ohio, Questar Gas and PSNC Transactions;
•
A $30 million increase attributable to sales at Millstone in the day-ahead energy market;
•
A $28 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($115 million), partially offset by a decrease in cooling degree days during the cooling season ($87 million);
•
A $22 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review and the 2024 electric base rate case in South Carolina;
•
$21 million in sales of environmental credits generated from renewable natural gas production in 2025; and
•
A $20 million increase in sales from nonregulated solar generation facilities.

These increases were partially offset by:

•
A $29 million decrease associated with severe weather events affecting Virginia Power.

Electric fuel and other energy-related purchases increased 24%, primarily due to higher commodity costs for electric utilities ($564 million) and an increase in the use of purchased renewable energy credits ($279 million), which are offset in operating revenue and do not impact net income.

Purchased gas increased 14%, primarily due to an increase in commodity costs for gas utility operations, which are offset in operating revenue and do not impact net income.

Other operations and maintenance decreased 1%, primarily reflecting:

•
The absence of $80 million of costs associated with the business review completed in March 2024;
•
A $64 million decrease in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
The absence of a $25 million accrual for remediation costs at a manufactured gas plant site at Virginia Power; and
•
A $25 million decrease in outage costs at Virginia Power ($18 million) and Millstone ($7 million).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

These decreases were partially offset by:

•
A $68 million increase in charges associated with severe weather events, including storm damage and restoration costs, affecting Virginia Power;
•
A $54 million increase in salaries, wages and benefits; and
•
A $41 million increase in outside services.

Depreciation and amortization increased 2%, primarily due to various projects being placed into service ($186 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income, partially offset by the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges decreased 14%, primarily reflecting:

•
The absence of charges related to the revision of AROs for Millstone Unit 1 ($122 million);
•
The absence of charges for the impairment of certain nonregulated renewable natural gas facilities ($60 million);
•
The absence of a $55 million charge in connection with the 2024 electric base rate case in South Carolina primarily to write down certain materials and supplies inventory;
•
The absence of a charge in connection with a settlement of an agreement ($47 million);
•
The absence of dismantling costs and other activities associated with certain retired electric generation facilities ($40 million);
•
The absence of a charge related to the write-off of certain early-stage development costs at Virginia Power ($30 million); and
•
The absence of an impairment of a corporate office building ($20 million).

These decreases were partially offset by:

•
An increase in charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($309 million).

Other income increased 45%, primarily due to higher market-related impacts on pension and other postretirement plans ($489 million), an increase in AFUDC associated with rate-regulated projects ($67 million) and a decrease in charitable commitments ($30 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($120 million), a decrease in net investment gains on nuclear decommissioning trust funds ($44 million) and a decrease in earnings from other investments ($20 million).

Interest and related charges increased 7%, primarily reflecting:

•
Net issuances of long-term debt ($242 million); and
•
Net losses in 2025 compared to gains in 2024 associated with freestanding derivatives ($55 million).

These increases were partially offset by:

•
Variable rate debt repaid from proceeds associated with the business review completed in March 2024 ($69 million);
•
Decreased interest expense associated with rider deferrals ($28 million), which is offset in operating revenue and does not impact net income;
•
Increases in AFUDC associated with rate-regulated projects ($28 million);
•
Lower interest rates on commercial paper ($24 million); and
•
The absence of charges incurred due to early debt repayments associated with the business review completed in March 2024 ($20 million).

Income tax expense increased 29%, primarily due to higher pre-tax income ($322 million), partially offset by an increase in renewable energy and other tax credits ($175 million) and lower taxes on earnings within qualified decommissioning trusts ($19 million).

Net income from discontinued operations including noncontrolling interests decreased $211 million, primarily due to the absence of earnings from operations following the closing of the Questar Gas Transaction ($182 million), PSNC Transaction ($134 million) and East Ohio Transaction ($77 million), the absence of a gain on the closing of the Questar Gas Transaction ($42 million) and the absence of a tax benefit associated with the Questar Gas Transaction ($25 million), partially offset by the absence of a loss on the closing of the East Ohio Transaction ($109 million), the absence of an impairment associated with the Questar Gas Transaction ($78 million), the absence of charges for employee benefit items related to the East Ohio Transaction ($33 million), the absence of a loss on the closing of the PSNC Transaction ($31 million) and the absence of tax expense associated with the PSNC Transaction ($16 million).

Noncontrolling interests increased $120 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $154 million share of charges for costs not expected to be recovered from customers on the CVOW Commercial Project.

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
•
A $25 million increase associated with an accrual for remediation costs at a manufactured gas plant site at Virginia Power; and
•
A $20 million increase due to the absence of a gain on the transfer of certain utility property in South Carolina.

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

Other income decreased 16%, primarily due to lower market related impacts on pension and other postretirement plans ($351 million) and an increase in charitable commitments ($58 million), partially offset by an increase in net investment gains on nuclear decommissioning trust funds ($171 million), an increase in earnings from other investments ($42 million), the absence of Dominion Energy’s share of an impairment of certain property, plant and equipment at Align RNG ($35 million) and an increase in AFUDC associated with rate-regulated projects ($35 million).

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

Income tax expense decreased 36%, primarily due to lower pre-tax income ($127 million) and an increase in a nuclear production tax credit ($89 million), partially offset by higher taxes on earnings within qualified decommissioning trusts ($26 million).

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

Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2025	$ Change	2024	$ Change	2023
(millions)
Net income attributable to Virginia Power	$2,101	$204	$1,897	$455	$1,442

Overview

2025 vs. 2024

Net income attributable to Virginia Power increased 11%, primarily due to higher rider equity returns reflecting capital investments and higher sales driven by growth and customer usage, partially offset by a 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, including impacts of charges for costs not expected to be recovered from customers and an increase in interest on long-term debt borrowings and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy.

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

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2025	$ Change	2024	$ Change	2023
(millions)
Operating revenue	$11,812	$1,577	$10,235	$662	$9,573
Electric fuel and other energy- related purchases	3,591	848	2,743	(175)	2,918
Purchased electric capacity	71	3	68	22	46
Other operations and maintenance	2,330	93	2,237	386	1,851
Depreciation and amortization	1,630	(14)	1,644	(227)	1,871
Other taxes	362	29	333	35	298
Impairment of assets and other charges	516	224	292	177	115
Other income (expense)	255	57	198	65	133
Interest and related charges	951	102	849	84	765
Income tax expense	448	25	423	23	400
Noncontrolling interests	67	120	(53)	(53)	—

An analysis of Virginia Power’s results of operations follows:

2025 vs. 2024

Operating revenue increased 15%, primarily reflecting:

•
A $764 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $526 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges effective March 2024;
•
A $161 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $56 million increase in sales to electric utility retail customers associated with growth;
•
A $41 million increase associated with prices from non-jurisdictional solar generation facilities;
•
A $25 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($95 million), partially offset by a decrease in cooling degree days during the cooling season ($70 million); and
•
A $15 million increase due to the absence of one-time credits to customers associated with the 2023 Biennial Review.

These increases were partially offset by:

•
A $29 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 31%, primarily due to higher commodity costs for electric utilities ($538 million) and an increase in the use of purchased renewable energy credits ($279 million), which are offset in operating revenue and do not impact net income.

Other operations and maintenance increased 4%, primarily reflecting:

•
A $129 million increase in salaries, wages and benefits and administrative costs;
•
A $68 million increase in charges associated with severe weather events, including storm damage and restoration costs; and
•
A $53 million increase in outside services.

These increases were partially offset by:

•
A $64 million decrease in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
The absence of a $25 million accrual for remediation costs at a manufactured gas plant site;
•
A $18 million decrease in outage costs; and
•
A $15 million decrease in nuclear insurance costs.

Depreciation and amortization decreased 1%, primarily due to the absence of RGGI-related amortization ($182 million), which is offset in operating revenue and does not impact net income, partially offset by an increase due to various projects being placed into service ($134 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased 77%, primarily due to an increase in charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($309 million), partially offset by the absence of dismantling costs and other activities associated with certain retired electric generation facilities ($40 million) and the absence of a charge related to the write-off of certain early-stage development costs ($30 million).

Other income increased 29%, primarily due to an increase in AFUDC associated with rate-regulated projects ($67 million), partially offset by a decrease in net investment gains on nuclear decommissioning trust funds ($12 million).

Interest and related charges increased 12%, primarily due to an increase in long-term debt borrowings ($109 million) and higher average outstanding principal on commercial paper and intercompany borrowings with Dominion Energy ($37 million), partially offset by increases in AFUDC associated with rate-regulated projects ($28 million) and decreased interest expense associated with rider deferrals ($28 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 6%, primarily due to higher pre-tax income ($57 million), partially offset by an increase in renewable energy and other tax credits ($23 million).

Noncontrolling interests increased $120 million, due to the 50% noncontrolling interest in the CVOW Commercial Project sold to Stonepeak in October 2024, consisting of Stonepeak’s share of the earnings associated with the CVOW Commercial Project subsequent to closing, which includes a $154 million share of charges for costs not expected to be recovered from customers on the CVOW Commercial Project.

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

Other income increased 49%, primarily due to an increase in AFUDC associated with rate-regulated projects ($33 million) and an increase in net investment gains on nuclear decommissioning trust funds ($30 million).

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

Income tax expense increased 6%, primarily due to higher pre-tax income ($106 million), partially offset by a nuclear production tax credit ($89 million).

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

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy	EPS(1)	Net Income (Loss) Attributable to Dominion Energy	EPS(1)	Net Income (Loss) Attributable to Dominion Energy	EPS(1)
Year Ended December 31,	2025		2024		2023
(millions, except EPS)
Dominion Energy Virginia	$2,325	$2.72	$2,011	$2.40	$1,684	$2.01
Dominion Energy South Carolina	535	0.63	398	0.47	377	0.45
Contracted Energy	438	0.51	359	0.43	99	0.12
Corporate and Other	(300)	(0.41)	(734)	(0.97)	(198)	(0.33)
Consolidated	$2,998	$3.45	$2,034	$2.33	$1,962	$2.25

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

Year Ended December 31,	2025	% Change	2024	% Change	2023
Electricity delivered (million MWh)	100.2	6%	94.5	5%	89.9
Electricity supplied (million MWh):
Utility	100.3	6	94.6	5	90.0
Non-Jurisdictional	1.7	—	1.7	6	1.6
Degree days (electric distribution and utility service area):
Cooling	1,720	(11)	1,928	17	1,643
Heating	3,508	18	2,969	5	2,830
Average electric distribution customer accounts (thousands)	2,809	1	2,782	1	2,752

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

2025 VS. 2024	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$18	$0.02
Customer usage and other factors	173	0.21
Customer-elected rate impacts	(7)	(0.01)
Rider equity return	507	0.60
Storm damage and restoration costs	10	0.01
Planned outage costs	14	0.02
Nuclear production tax credit	—	—
Sale of noncontrolling interest	(275)	(0.33)
Depreciation and amortization	(32)	(0.04)
Salaries, wages and benefits & administrative costs	(84)	(0.10)
Interest expense, net	(47)	(0.06)
Other	37	0.05
Share dilution	—	(0.05)
Change in net income contribution	$314	$0.32

2024 VS. 2023	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$92	$0.11
Customer usage and other factors	(6)	(0.01)
Customer-elected rate impacts	63	0.08
Impact of 2023 Virginia legislation	(142)	(0.17)
Rider equity return	349	0.42
Electric capacity	(19)	(0.02)
Storm damage and restoration costs	(12)	(0.01)
Planned outage costs	(24)	(0.03)
Nuclear production tax credit	89	0.11
Sale of noncontrolling interest	(50)	(0.06)
Depreciation and amortization	(2)	—
Interest expense, net	39	0.05
Other	(50)	(0.07)
Share dilution	—	(0.01)
Change in net income contribution	$327	$0.39

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

Year Ended December 31,	2025	% Change	2024	% Change	2023
Electricity delivered (million MWh)	22.2	1%	22.0	—%	21.9
Electricity supplied (million MWh)	23.3	1	23.1	—	23.0
Degree days (electric distribution service areas):
Cooling	772	(10)	855	18	725
Heating	1,388	29	1,078	18	917
Gas distribution throughput (bcf):
Sales	68	8	63	(5)	66
Average distribution customer accounts (thousands):
Electric	818	1	806	2	790
Gas	472	3	460	4	443

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

2025 VS. 2024	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$2	$—
Customer usage and other factors	32	0.04
Customer-elected rate impacts	11	0.01
Base rate case & Natural Gas Rate Stabilization Act impacts	127	0.15
Capital cost rider	(8)	(0.01)
Depreciation and amortization	(17)	(0.02)
Salaries, wages and benefits & administrative costs	(29)	(0.03)
Interest expense, net	4	—
Other	15	0.03
Share dilution	—	(0.01)
Change in net income contribution	$137	$0.16

2024 VS. 2023	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$37	$0.04
Customer usage and other factors	27	0.03
Customer-elected rate impacts	4	—
Base rate case & Natural Gas Rate Stabilization Act impacts	41	0.05
Capital cost rider	(6)	(0.01)
Depreciation and amortization	(12)	(0.01)
Interest expense, net	(21)	(0.03)
Other	(49)	(0.05)
Share dilution	—	—
Change in net income contribution	$21	$0.02

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

Year Ended December 31,	2025	% Change	2024	% Change	2023
Electricity supplied (million MWh)	18.4	2%	18.0	22%	14.8
Renewable natural gas supplied (million MMBtu)	1.1	N/A	—	N/A	—

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

2025 VS. 2024	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$34	$0.04
Planned Millstone outages(1)	(4)	—
Unplanned Millstone outages(1)	8	0.01
Depreciation and amortization	(31)	(0.04)
Renewable energy investment tax credits	63	0.08
Renewable energy production tax credits(2)	91	0.11
Salaries, wages and benefits & administrative costs	(27)	(0.03)
Interest expense, net	(14)	(0.02)
Other	(41)	(0.06)
Share dilution	—	(0.01)
Change in net income contribution	$79	$0.08

(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes an increase from renewable natural gas facilities of $79 million.

2024 VS. 2023	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$103	$0.12
Planned Millstone outages(1)(2)	119	0.14
Unplanned Millstone outages(1)	16	0.02
Depreciation and amortization	22	0.03
Interest expense, net	14	0.02
Other	(14)	(0.02)
Share dilution	—	—
Change in net income contribution	$260	$0.31

(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes the effect of one planned refueling outage during 2024 as compared to two planned refueling outages in 2023.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2025	2024	2023
(millions, except EPS)
Specific items attributable to operating segments	$(28)	$(222)	$336
Specific items attributable to Corporate and Other segment	60	(136)	(89)
Net income (expense) from specific items	32	(358)	247
Corporate and other operations:
Interest expense, net	(519)	(537)	(564)
Equity method investments	(5)	(5)	6
Pension and other postretirement benefit plans	232	277	232
Corporate service company costs	(52)	(79)	(126)
Other	12	(32)	7
Net expense from corporate and other operations	(332)	(376)	(445)
Total net expense	$(300)	$(734)	$(198)
EPS impact	$(0.41)	$(0.97)	$(0.33)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 26 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2025, this primarily included a $97 million after-tax benefit for higher market related impacts on pension and other postretirement plans and a $23 million after-tax loss for derivative mark-to-market changes. In 2024, this primarily included a $278 million after-tax loss associated with lower market related impacts on pension and other postretirement plans, $197 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions, including the loss on sale associated with the East Ohio and PSNC Transactions, as well as an impairment charge associated with the Questar Gas Transaction, $69 million in after-tax costs associated with the business review completed in March 2024 and a $27 million after-tax benefit for derivative mark-to-market changes. In 2023, this primarily included an $835 million charge to reflect the recognition of deferred taxes on the outside basis of stock associated with East Ohio, PSNC, Questar Gas and Wexpro meeting the classification as held for sale that reversed when the sales were completed, $710 million net income from discontinued operations, primarily associated with operations included in the East Ohio, PSNC and Questar Gas Transactions and Dominion Energy’s noncontrolling interest in Cove Point, including the gain on sale, as well as an impairment charge associated with the East Ohio and Questar Gas Transactions, a $127 million after-tax benefit for derivative mark-to-market changes, a $69 million after-tax charge associated with the impairment of a corporate office building and a $27 million after-tax benefit for higher market related impacts on pension and other postretirement plans.

Outlook

Dominion Energy’s 2026 net income is expected to increase on a per share basis as compared to 2025 primarily from the following:

•
Construction and operation of growth projects primarily in electric utility operations;
•
Impacts of the 2025 Biennial Review;
•
The absence of charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
Customer growth.

These increases are expected to be partially offset by the following:

•
An increase in depreciation and amortization expense;
•
An increase in interest expense;
•
An increase in planned outage days at Millstone;
•
An increase in operations and maintenance expense; and
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

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

Year Ended December 31,	2025	2024	2023
(millions)
Cash, restricted cash and equivalents at beginning of year	$365	$301	$341
Cash flows provided by (used in):
Operating activities(1)	5,361	5,018	6,572
Investing activities	(12,969)	(3,183)	(7,207)
Financing activities	7,586	(1,771)	595
Net increase (decrease) in cash, restricted cash and equivalents	(22)	64	(40)
Cash, restricted cash and equivalents at end of year	$343	$365	$301
(1)
Includes cash outflows of $72 million, $83 million and $78 million for energy efficiency programs in Virginia and $27 million for DSM programs in South Carolina for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $343 million, inclusive of a $215 million decrease from discontinued operations. Net cash provided by continuing operations increased $558 million, primarily due to higher operating cash flows from electric utility operations driven by riders, customer usage and other factors ($1.3 billion), settlements of interest rate swaps ($635 million) and an increase from tax credit transfers ($184 million), partially offset by lower deferred fuel and purchased gas cost recoveries ($1.2 billion) and a decrease from changes in working capital ($402 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities increased $9.8 billion, primarily due to the absence of net proceeds from the East Ohio, Questar Gas and PSNC Transactions ($9.2 billion), an increase in plant construction and other property additions ($443 million) and the absence of distributions from equity method affiliates in 2024 ($126 million), partially offset by lower acquisitions of solar development projects ($217 million).

Financing Cash Flows

Net cash from Dominion Energy’s financing activities increased $9.4 billion, primarily due to the absence of net repayments on 364-day term loan facilities in 2024 ($4.8 billion), an increase in net issuances of long-term debt ($3.9 billion), a decrease in net repayments of short-term debt ($1.4 billion), an increase in capital contributions from Stonepeak to OSWP, net of distributions from OSWP to Stonepeak ($951 million), the absence of the repurchase and redemption of the Series B Preferred Stock in 2024 ($801 million), an increase in the issuance of common stock ($756 million) and the absence of supplemental credit facility repayments in 2024 ($450 million), partially offset by the impacts from the sale of a noncontrolling interest in OSWP to Stonepeak ($2.6 billion) and a decrease due to the issuance of securitization bonds in 2024 and higher repayments of such bonds in 2025 ($1.4 billion).

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as capacity available under its credit facilities were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2025
Joint revolving credit facility(2)	$7,000	$2,035	$1	$4,964
364-day revolving credit facility(3)	1,000	—		1,000
Total	$8,000	$2,035	$1	$5,964
(1)
The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s joint revolving credit facility was 4.08% at December 31, 2025.
(2)
This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $3.0 billion of letters of credit.
(3)
This credit facility matures in April 2026 and contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility. This credit facility can be used to support bank borrowings and the issuance of commercial paper.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2025, Dominion Energy’s Consolidated Balance Sheet included $422 million presented within short-term debt, with a weighted-average interest rate of 3.75%. The proceeds are used for general corporate purposes and to repay debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans, including a new approximately $1.3 billion 364-day term loan facility entered into in February 2026, as discussed in Note 17 to the Consolidated Financial Statements.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a Sustainability Revolving Credit Agreement which, in April 2025 was amended to, among other things, increase the facility limit from $900 million to $1.0 billion and extend the maturity date from June 2025 to April 2028. The Sustainability Revolving Credit Agreement bears interest at a variable rate and is described in Note 18 to the Consolidated Financial Statements. At December 31, 2025, Dominion Energy has no borrowings outstanding under this facility. In February 2026, Dominion Energy borrowed $500 million with the proceeds used to support environmental sustainability and social investment initiatives.

Issuances and Borrowings of Long-Term Debt

During 2025, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate		Stated Maturity
				(millions)
January	First mortgage bonds	Public	DESC	$450	5.300%		2035
March	Senior notes	Public	Virginia Power	625	5.150%		2035
March	Senior notes	Public	Virginia Power	625	5.650%		2055
March	Senior notes	Public	Dominion Energy	800	5.000%		2030
March	Senior notes	Public	Dominion Energy	700	5.450%		2035
May	Senior notes	Public	Dominion Energy	1,000	4.600%		2028
August	Junior subordinated notes	Public	Dominion Energy	825	6.000%	(1)	2056
August	Junior subordinated notes	Public	Dominion Energy	700	6.200%	(1)	2056
September	Senior notes	Public	Virginia Power	825	4.900%		2035
September	Senior notes	Public	Virginia Power	875	5.600%		2055
October	Junior subordinated notes	Public	Dominion Energy	625	6.000%	(1)	2056
October	Junior subordinated notes	Public	Dominion Energy	625	6.200%	(1)	2056
Total issuances and borrowings				$8,675
(1)
Rate subject to periodic reset as described in Note 18 to the Consolidated Financial Statements.

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $6.0 billion and $9.5 billion of long-term debt during 2026. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed in 2025:

Month	Type	Entity	Principal	(1)	Rate	Stated Maturity
			(millions)
Debt scheduled to mature in 2025		Multiple	$1,663		various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$1,663
(1)
Total amount redeemed prior to maturity, if any, includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

In September 2025, Virginia Power remarketed two series of tax-exempt bonds, with an aggregate outstanding principal of $222 million to new investors. Each series of bonds bear interest at a coupon of 3.125% until October 2030, after which they will bear interest at a market rate to be determined at that time.

In 2026, Dominion Energy does not expect to remarket any of its tax-exempt bonds.

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

Dominion Energy’s credit ratings and outlooks at February 16, 2026 are as follows:

	Moody’s	Standard & Poor’s	Fitch
Corporate/Issuer	Baa2	BBB+	BBB+
Senior unsecured debt securities	Baa2	BBB	BBB+
Junior subordinated notes	Baa3	BBB-	BBB-
Preferred stock	Ba1	BBB-	BBB-
Commercial paper	P-2	A-2	F2
Outlook	Negative	Stable	Stable

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

Dominion Energy is required to pay annual commitment fees to maintain its joint revolving credit facility. In addition, the credit agreement contains various terms and conditions that could affect Dominion Energy’s ability to borrow under the facility. They include a maximum debt to total capital ratio, which is also included in Dominion Energy’s $1.0 billion 364-day revolving credit agreement, Dominion Energy’s Sustainability Revolving Credit Agreement and Dominion Energy’s 364-day term loan facility entered in February 2026, and cross-default provisions.

At December 31, 2025, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion Energy	67.5%	53.5%
(1)
Indebtedness as defined by the agreements excludes certain junior subordinated notes and securitization bonds reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets. In addition, in April 2025, the calculation of equity utilized in the total debt to total capital ratio was updated for a technical clarification for the joint revolving credit facility and the Sustainability Revolving Credit Agreement.

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

Dominion Energy monitors compliance with these covenants on a regular basis in order to ensure that events of default will not occur. At December 31, 2025, there have been no events of default under Dominion Energy’s covenants.

Common Stock, Preferred Stock and Other Equity Securities

Issuances of Equity Securities

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans, and in March 2024, began issuing new shares of common stock. During 2025, Dominion Energy issued 2.5 million of such shares and received proceeds of $139 million.

Dominion Energy also maintains sales agency agreements to effect sales under at-the-market programs. Under the sales agency agreements, Dominion Energy is able, from time to time, to offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. See Note 20 to the Consolidated Financial Statements for additional information.

During the first quarter of 2025, Dominion Energy entered into forward sale agreements under its May 2024 at-the-market program for approximately 8.8 million shares of its common stock at a weighted-average initial forward price of $55.34 per share. Including the forward sale agreements entered into from September through December 2024, Dominion Energy has entered into forward sale agreements for approximately 18.5 million shares of its common stock at a weighted-average initial forward price of $56.62 per share. In December 2025, Dominion Energy provided

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

notice to elect physical settlement of these forward sale agreements and in December 2025 settled the agreements at a weighted-average final forward price of $55.26 per share and received total proceeds of $1.0 billion. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $59.91 per share.

In February 2025, Dominion Energy entered into a new at-the-market-program, and during the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. In December 2025, Dominion Energy provided notice to elect physical settlement of approximately 5.4 million shares under the forward sales agreements entered into during the third quarter of 2025 and in December 2025 settled the agreements at a weighted-average final forward price of $60.44 per share and received total proceeds of $325 million.

Dominion Energy expects to issue equity through programs such as Dominion Energy Direct® and employee savings plans of approximately $150 million in 2026. In addition, Dominion Energy expects to issue equity, excluding potential opportunistic offerings, through at-the-market programs of approximately $1.6 billion to $1.8 billion in 2026, inclusive of approximately $1.0 billion from the settlement of forward-sale agreements discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repurchases and Redemptions of Equity Securities

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors. At December 31, 2025, Dominion Energy had $920 million of available capacity under this authorization.

Dominion Energy does not plan to repurchase shares of common stock in 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization.

Capital Expenditures

See Note 26 to the Consolidated Financial Statements for Dominion Energy’s historical capital expenditures by segment. In February 2026, Dominion Energy announced an updated $64.7 billion capital expenditure plan for 2026 through 2030, which includes the impact of Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project, representing significant investments in reliable, affordable and increasingly clean energy to advance an “all-of-the-above” strategy to address projected demand growth.

Dominion Energy’s total planned capital expenditures for each segment for the next five years are presented in the table below:

	2026	2027	2028	2029	2030	Total
(billions)
Dominion Energy Virginia(1)	$9.6	$9.2	$10.6	$13.7	$12.7	$55.8
Dominion Energy South Carolina	1.5	1.6	1.7	1.5	1.4	7.6
Contracted Energy	0.4	0.4	0.3	0.3	0.3	1.7
Corporate and Other segment	0.1	0.1	0.1	0.1	0.1	0.6
Total(2)	$11.5	$11.3	$12.6	$15.6	$14.6	$65.7
(1)
Includes $1.3 billion in 2026, $0.3 billion in 2027, $0.1 billion in 2028, $0.2 billion in 2029 and $0.1 billion in 2030 for 100% of the CVOW Commercial Project.
(2)
Totals may not foot due to rounding.

Dominion Energy’s planned growth expenditures are subject to approval by the Board of Directors as well as potentially by regulatory bodies based on the individual project and are expected to include significant investments in support of its “all-of-the-above” strategy. See Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy in Item 1. Business for additional discussion of various significant capital projects currently under development. The above estimates are based on a capital expenditures plan reviewed and endorsed by Dominion Energy’s Board of Directors in early 2026 and are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. Dominion Energy may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In December 2025, Dominion Energy’s Board of Directors established an annual dividend rate for 2026 of $2.67 per share of common stock, consistent with the 2025 rate. Dividends are subject to declaration by the Board of Directors. In January 2026, Dominion Energy’s Board of Directors declared dividends payable in March 2026 of 66.75 cents per share of common stock.

See Note 19 to the Consolidated Financial Statements for a discussion of Dominion Energy’s outstanding preferred stock and associated dividend rates.

Subsidiary Dividend Restrictions

Certain of Dominion Energy’s subsidiaries may, from time to time, be subject to certain restrictions imposed by regulators or financing arrangements on their ability to pay dividends, or to advance or repay funds, to Dominion Energy. At December 31, 2025, these restrictions did not have a significant impact on Dominion Energy’s ability to pay dividends on its common or preferred stock or meet its other cash obligations.

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

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at December 31, 2025 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$41	$—	$41
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated— investment grade(3)	175	10	165
Internally rated—non- investment grade(4)	19	3	16
Total(5)	$236	$13	$223

(1)
Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.
(2)
The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)
The five largest counterparty exposures, combined, for this category represented approximately 74% of the total net credit exposure.
(4)
The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(5)
Excludes long-term purchase power agreements entered to satisfy legislative or state regulatory commission requirements.

Fuel and Other Purchase Commitments

Dominion Energy is party to various contracts for fuel and purchased power commitments related to both its regulated and nonregulated operations. Total estimated costs at December 31, 2025 for such commitments are presented in the table below. These costs represent estimated minimum obligations for various purchased power and capacity agreements and actual costs may differ from amounts presented below depending on actual quantities purchased and prices paid.

	2026	2027	2028	2029	2030	Total
(millions)
Purchased electric capacity for utility operations	$85	$86	$85	$84	$85	$425
Fuel commitments for utility operations	1,305	675	539	418	492	3,429
Fuel commitments for nonregulated operations	118	146	55	109	94	522
Pipeline transportation and storage	394	342	333	287	284	1,640
Total	$1,902	$1,249	$1,012	$898	$955	$6,016

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheets at December 31, 2025. Such obligations include:

•
Operating and finance lease obligations – See Note 15 to the Consolidated Financial Statements;
•
Regulatory liabilities – See Note 12 to the Consolidated Financial Statements;
•
AROs – See Note 14 to the Consolidated Financial Statements;
•
Employee benefit plan obligations – See Note 22 to the Consolidated Financial Statements; and
•
Data center customer deposits – See Note 2 to the Consolidated Financial Statements.

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Guarantees – See Note 23 to the Consolidated Financial Statements.

Future Issues and Other Matters

See Item 1. Business and Notes 10, 13 and 23 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact Dominion Energy’s future results of operations, financial condition and/or cash flows.

Future Environmental Regulations

Climate Change

The federal government and states in which Dominion Energy operates have announced various commitments to achieving carbon reduction goals. In February 2021, the U.S. rejoined the Paris Agreement, which establishes a universal framework for addressing GHG emissions. In January 2026, the U.S. completed its withdrawal from the Paris Agreement. States may enact legislation relating to climate change matters such as the reduction of GHG

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

emissions and renewable energy portfolio standards, similar to the VCEA. To the extent legislation is enacted at the federal or state level that is more restrictive than the VCEA and/or Dominion Energy’s commitment to achieving net zero emissions by 2050, compliance with such legislation could have a material impact to Dominion Energy’s financial condition and/or cash flows.

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

Future Federal Income Tax Guidance

The IRA, among other things, provides for investment and production tax credits for clean energy technologies until at least 2032, provides for transferability of certain tax credits and imposes a 15% alternative minimum tax on corporations with GAAP net income greater than $1 billion, as adjusted for certain items. Entities that are subject to the alternative minimum tax may use tax credits to reduce the liability by up to 75% and will receive a tax credit carryforward with an indefinite life that can be claimed against regular tax in future years. In 2025, the OBBBA modified many of the tax credits for renewable and clean energy technologies created under the IRA. Provisions include the termination of the production and investment tax credits for wind and solar for facilities placed in service after 2027 (except for certain facilities that commence construction by July 2026 and meet certain safe harbor requirements) and a phase out of other production and investment tax credits for certain clean energy facilities, including battery storage and small modular reactors, for projects beginning construction through 2035, after which the credits are fully phased out. The OBBBA restricts the availability of tax credits for certain prohibited foreign entities and projects receiving material assistance from certain foreign entities as well as the extension of the production tax credit for renewable natural gas sold through 2029. Dominion Energy has considered the IRA and the OBBBA in recording its provision for income taxes and continues to evaluate the provisions of these tax laws, the ultimate impact of which is subject to pending guidance and interpretations, the effects of which could be material to Dominion Energy’s results of operations, financial condition and/or cash flows; existing regulatory frameworks provide rate recovery mechanisms that could substantially mitigate such impacts for its regulated electric utilities.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $15 million and a hypothetical 10% increase in commodity prices would have resulted in a decrease of $18 million in the fair value of Dominion Energy’s commodity-based derivative instruments at December 31, 2025 and 2024, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $71 million and $15 million in the fair value of Virginia Power’s commodity-based derivative instruments at December 31, 2025 and 2024, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $10 million and $12 million decrease in earnings at December 31, 2025 and 2024, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $7 million decrease in earnings at both December 31, 2025 and 2024.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. At December 31, 2025, Dominion Energy and Virginia Power had $10.7 billion and $8.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $459 million and $382 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2025. At December 31, 2024, Dominion Energy and Virginia Power had $10.8 billion and $3.8 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $157 million and $155 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2024.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. At December 31, 2025 and 2024, Dominion Energy had €0.9 billion and €1.1 billion,

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

respectively, in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $35 million and $106 million in the fair value of Dominion Energy’s foreign currency swaps at December 31, 2025 and 2024, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $1.1 billion for both the years ended December 31, 2025 and 2024. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded, in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $41 million and $(28) million for the years ended December 31, 2025 and 2024, respectively.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $555 million and $580 million for the years ended December 31, 2025 and 2024, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $23 million and $(10) million for the years ended December 31, 2025 and 2024, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns of $1.2 billion and $738 million in 2025 and 2024, respectively, compared to expected returns of $835 million and $982 million, respectively. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have had a $28 million and $31 million impact in the years ending December 31, 2025 and 2024, respectively, to the expected returns on plan assets.

Risk Management Policies

The Companies have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion Energy has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion Energy maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion Energy also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and the Companies’ December 31, 2025 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Companies’ financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy, Inc. and subsidiaries ("Dominion Energy") at December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy’s internal control over financial reporting at December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on Dominion Energy’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Dominion Energy, through its regulated electric and gas subsidiaries, is subject to rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”) which have jurisdiction with respect to the rates of electric and gas utility companies. Management has determined its rate-regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; purchased electric capacity; purchased gas; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges, collectively, the “financial statement impacts of rate regulation.”

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
•
We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the relevant commissions’ previous orders and Dominion Energy’s past experience with the relevant commissions, which included testing Dominion Energy’s recorded charges for costs not expected to be recovered from customers on the CVOW Commercial Project.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2026

We have served as Dominion Energy’s auditor since 1988.

Dominion Energy, Inc.

Consolidated Statements of Income

Year Ended December 31,	2025	2024	2023
(millions, except per share amounts)
Operating Revenue	$16,506	$14,459	$14,393
Operating Expenses
Electric fuel and other energy-related purchases	4,489	3,614	3,935
Purchased electric capacity	82	74	55
Purchased gas	297	260	285
Other operations and maintenance	3,547	3,588	3,133
Depreciation and amortization	2,387	2,345	2,580
Other taxes	773	731	684
Impairment of assets and other charges	517	600	307
Total operating expenses	12,092	11,212	10,979
Income from operations	4,414	3,247	3,414
Other income (expense)	1,219	841	996
Interest and related charges	2,022	1,893	1,679
Income from continuing operations including noncontrolling interests before income tax expense	3,611	2,195	2,731
Income tax expense	532	411	644
Net Income From Continuing Operations Including Noncontrolling Interests	3,079	1,784	2,087
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	(14)	197	(125)
Net Income Including Noncontrolling Interests	3,065	1,981	1,962
Noncontrolling Interests	67	(53)	—
Net Income Attributable to Dominion Energy	$2,998	$2,034	$1,962
Amounts Attributable to Dominion Energy
Net income from continuing operations	$3,012	$1,837	$2,087
Net income (loss) from discontinued operations	(14)	197	(125)
Net income attributable to Dominion Energy	$2,998	$2,034	$1,962
EPS - Basic
Net income from continuing operations	$3.48	$2.09	$2.40
Net income (loss) from discontinued operations	(0.02)	0.24	(0.15)
Net income attributable to Dominion Energy	$3.46	$2.33	$2.25
EPS - Diluted
Net income from continuing operations	$3.47	$2.09	$2.40
Net income (loss) from discontinued operations	(0.02)	0.24	(0.15)
Net income attributable to Dominion Energy	$3.45	$2.33	$2.25

(1)
Includes income tax expense of $5 million, $31 million and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2025	2024	2023
(millions)
Net income including noncontrolling interests	$3,065	$1,981	$1,962
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(2), $(4) and $1 tax	5	13	—
Changes in unrealized net gains (losses) on investment securities, net of $(11), $13 and $(27) tax	15	(19)	47
Changes in net unrecognized pension and other postretirement benefit costs (credits), net of $—, $1 and $— tax	—	(2)	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $(10), $(11) and $(10) tax	29	32	33
Net realized (gains) losses on investment securities, net of $2, $(3) and $3 tax	(5)	8	(11)
Net pension and other postretirement benefit costs (credits), net of $2, $4 and $5 tax	(10)	(12)	(13)
Net earnings from equity method investees, net of $—, $— and $(1) tax	—	—	3
Total other comprehensive income (loss)	34	20	59
Comprehensive income including noncontrolling interests	3,099	2,001	2,021
Comprehensive income (loss) attributable to noncontrolling interests	67	(53)	—
Comprehensive income attributable to Dominion Energy	$3,032	$2,054	$2,021

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Balance Sheets

At December 31,	2025	2024
(millions)
ASSETS
Current Assets
Cash and cash equivalents(1)	$250	$310
Customer receivables (less allowance for doubtful accounts of $31 and $30)(1)	2,531	2,169
Tax receivables	434	—
Other receivables (less allowance for doubtful accounts of $3 and $2)(2)	446	358
Inventories:
Materials and supplies	1,541	1,360
Fossil fuel	392	382
Gas stored	24	22
Derivative assets	335	436
Margin deposit assets	181	104
Prepayments(1)	377	315
Regulatory assets(1)	1,380	992
Other(1)	180	165
Total current assets	8,071	6,613
Investments
Nuclear decommissioning trust funds	9,166	8,051
Investment in equity method affiliates	132	138
Other	378	361
Total investments	9,676	8,550
Property, Plant and Equipment
Property, plant and equipment(1)	106,315	94,844
Accumulated depreciation and amortization	(27,348)	(25,982)
Total property, plant and equipment, net	78,967	68,862
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Pension and other postretirement benefit assets	2,658	2,240
Intangible assets, net	1,682	1,136
Derivative assets	623	963
Regulatory assets(1)	8,276	8,288
Other(1)	1,761	1,620
Total deferred charges and other assets	19,143	18,390
Total assets	$115,857	$102,415
(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

At December 31,	2025	2024
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(1)	$2,409	$1,725
Supplemental credit facility borrowings	—	—
Short-term debt	2,457	2,500
Accounts payable	1,338	1,149
Accrued interest, payroll and taxes(1)	1,244	1,045
Derivative liabilities	111	207
Regulatory liabilities	542	579
Other(2)	2,343	2,084
Total current liabilities	10,444	9,289
Long-Term Debt
Long-term debt	36,778	33,034
Securitization bonds(1)	883	1,054
Junior subordinated notes	5,978	3,223
Supplemental credit facility borrowings	—	—
Other	436	214
Total long-term debt	44,075	37,525
Deferred Credits and Other Liabilities
Deferred income taxes	7,885	7,135
Deferred investment tax credits	1,591	1,070
Regulatory liabilities	9,072	8,761
Asset retirement obligations(1)	7,204	7,074
Derivative liabilities	134	305
Other	2,035	1,454
Total deferred credits and other liabilities	27,921	25,799
Total liabilities	82,440	72,613
Commitments and Contingencies (see Note 23)
Equity
Preferred stock (See Note 19)	991	991
Common stock – no par(3)	25,892	24,383
Retained earnings	2,318	1,641
Accumulated other comprehensive loss	(118)	(152)
Shareholders’ equity	29,083	26,863
Noncontrolling interests	4,334	2,939
Total equity	33,417	29,802
Total liabilities and equity	$115,857	$102,415
(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 9 for amounts attributable to related parties.
(3)
1.8 billion shares authorized; 879 million shares and 852 million shares outstanding at December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions except per share amounts)
December 31, 2022	2	$1,783	835	$23,605	$2,276	$(231)	$27,433	$—	$27,433
Net income including noncontrolling interests					1,962		1,962		1,962
Issuance of stock			2	94			94		94
Stock awards (net of change in unearned compensation)			1	30			30		30
Preferred stock dividends (See Note 19)					(81)		(81)		(81)
Common dividends ($2.67 per common share)					(2,233)		(2,233)		(2,233)
Other comprehensive income, net of tax						59	59		59
Other				(1)	1		—		—
December 31, 2023	2	$1,783	838	$23,728	$1,925	$(172)	$27,264	$—	$27,264
Net income including noncontrolling interests					2,034		2,034	(53)	1,981
Issuance of stock			14	732			732		732
Sale of noncontrolling interest in OSWP				(107)			(107)	2,615	2,508
Contributions from Stonepeak to OSWP								377	377
Stock awards (net of change in unearned compensation)			—	30			30		30
Repurchase and redemption of preferred stock	(1)	(791)					(791)		(791)
Preferred stock dividends (See Note 19)					(78)		(78)		(78)
Common dividends ($2.67 per common share)					(2,239)		(2,239)		(2,239)
Other comprehensive income, net of tax						20	20		20
Other		(1)			(1)		(2)		(2)
December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					2,998		2,998	67	3,065
Issuance of stock			27	1,488			1,488		1,488
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								1,569	1,569
Distributions from OSWP to Stonepeak								(241)	(241)
Stock awards (net of change in unearned compensation)			—	28			28		28
Preferred stock dividends (See Note 19)					(44)		(44)		(44)
Common dividends ($2.67 per common share)					(2,278)		(2,278)		(2,278)
Other comprehensive income, net of tax						34	34		34
Other					1		1		1
December 31, 2025	1	$991	879	$25,892	$2,318	$(118)	$29,083	$4,334	$33,417

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Dominion Energy, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2025	2024	2023
(millions)
Operating Activities
Net income including noncontrolling interests	$3,065	$1,981	$1,962
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	2,684	2,639	3,128
Deferred income taxes	568	(235)	1,527
Deferred investment tax credits (benefits)	488	(32)	(37)
Impairment of assets and other charges	516	639	695
Losses (gains) on the East Ohio, Questar Gas and PSNC Transactions	—	130	—
Losses (gains) on sales of assets and equity method investments (including Cove Point)	—	—	(657)
Net (gains) losses on nuclear decommissioning trusts funds and other investments	(546)	(669)	(474)
Other adjustments	(43)	18	378
Changes in:
Accounts receivable	(862)	208	147
Inventories	(187)	(87)	(198)
Deferred fuel and purchased gas costs, net	(754)	727	975
Prepayments and deposits, net	(184)	(108)	516
Accounts payable	66	76	(506)
Accrued interest, payroll and taxes	224	(85)	175
Net realized and unrealized changes related to derivative activities	730	236	(35)
Pension and other postretirement benefits	(433)	(208)	(476)
Other operating assets and liabilities	29	(212)	(548)
Net cash provided by operating activities	5,361	5,018	6,572
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(12,641)	(12,198)	(10,211)
Acquisition of solar development projects	(12)	(229)	(24)
Proceeds from sale of noncontrolling interest in Cove Point	—	—	3,293
Proceeds from East Ohio, Questar Gas and PSNC Transactions	2	9,243	—
Proceeds from sales of securities	10,492	3,072	2,966
Purchases of securities	(10,591)	(3,213)	(3,152)
Proceeds from sales of assets	—	35	47
Contributions to equity method affiliates	(24)	(20)	(104)
Distributions from equity method affiliates	—	126	1
Other	(195)	1	(23)
Net cash used in investing activities	(12,969)	(3,183)	(7,207)
Financing Activities
Issuance (repayment) of short-term debt, net	(43)	(1,456)	533
364-day term loan facility borrowings	—	3,000	5,725
Repayment of 364-day term loan facility borrowings	—	(7,750)	(975)
Issuance and remarketing of long-term debt	8,897	5,993	3,310
Repayment and repurchase of long-term debt	(1,722)	(2,740)	(5,673)
Issuance of securitization bonds	—	1,282	—
Repayment of securitization bonds	(163)	(65)	—
Supplemental credit facility borrowings	—	—	900
Supplemental credit facility repayments	—	(450)	(900)
Proceeds from sale of noncontrolling interest in OSWP	(88)	2,558	—
Contributions from Stonepeak to OSWP	1,569	377	—
Distributions from OSWP to Stonepeak	(241)	—	—
Series B Preferred Stock repurchase and redemption	—	(801)	—
Issuance of common stock	1,488	732	94
Common dividend payments	(2,278)	(2,239)	(2,233)
Other	167	(212)	(186)
Net cash provided by (used in) financing activities	7,586	(1,771)	595
Increase (decrease) in cash, restricted cash and equivalents	(22)	64	(40)
Cash, restricted cash and equivalents at beginning of period	365	301	341
Cash, restricted cash and equivalents at end of period	$343	$365	$301

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Virginia Electric and Power Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Energy, Inc.) and subsidiaries ("Virginia Power") at December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Virginia Power at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Consolidated Financial Statements — Refer to Notes 2, 12 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

Virginia Power is subject to utility rate regulation by certain state public utility commissions and the Federal Energy Regulatory Commission (“FERC”) (collectively, the “relevant commissions”), which have jurisdiction with respect to the rates of electric utility companies in the territories Virginia Power serves. Management has determined Virginia Power meets the requirements under accounting principles generally accepted in the United States of America to apply the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures such as property, plant, and equipment, net; regulatory assets; regulatory liabilities; operating revenues; electric fuel and other energy-related purchases; purchased electric capacity; other operations and maintenance expense; depreciation and amortization expense; and impairment of assets and other charges (benefits), collectively, the “financial statement impacts of rate regulation”.

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
•
We considered the likelihood of (1) recovery of regulatory assets through future rates and (2) whether a regulatory liability is due to customers based on precedents established by the relevant commissions’ previous orders and Virginia Power’s past experience with relevant commissions, which included testing Virginia Power’s recorded charges for costs not expected to be recovered from customers on the CVOW Commercial Project.
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

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 23, 2026

We have served as Virginia Power’s auditor since 1988.

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2025	2024	2023
(millions)
Operating Revenue(1)	$11,812	$10,235	$9,573
Operating Expenses
Electric fuel and other energy-related purchases(1)	3,591	2,743	2,918
Purchased electric capacity	71	68	46
Other operations and maintenance:
Affiliated suppliers	518	433	395
Other	1,812	1,804	1,456
Depreciation and amortization	1,630	1,644	1,871
Other taxes	362	333	298
Impairment of assets and other charges	516	292	115
Total operating expenses	8,500	7,317	7,099
Income from operations	3,312	2,918	2,474
Other income (expense)	255	198	133
Interest and related charges(1)	951	849	765
Income before income tax expense	2,616	2,267	1,842
Income tax expense	448	423	400
Net Income Including Noncontrolling Interests	$2,168	$1,844	$1,442
Noncontrolling Interests	67	(53)	—
Net Income Attributable to Virginia Power	$2,101	$1,897	$1,442

(1)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2025	2024	2023
(millions)
Net income including noncontrolling interests	$2,168	$1,844	$1,442
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(1), $(4) and $— tax	5	13	(1)
Changes in unrealized net gains (losses) on investment securities, net of $—, $2 and $(4) tax	—	(5)	6
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities, net of $—, $— and $(1) tax	(1)	—	—
Net realized (gains) losses on investment securities, net of $(1), $(1) and $— tax	—	3	1
Total other comprehensive income (loss)	4	11	6
Comprehensive income including noncontrolling interests	$2,172	$1,855	$1,448
Comprehensive income (loss) attributable to noncontrolling interests	67	(53)	—
Comprehensive income attributable to Virginia Power	$2,105	$1,908	$1,448

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2025	2024
(millions)
ASSETS
Current Assets
Cash and cash equivalents(1)	$170	$160
Customer receivables (less allowance for doubtful accounts of $25 and $23)(1)	1,930	1,612
Other receivables (less allowance for doubtful accounts of $3 and $2)	252	168
Affiliated receivables	35	27
Inventories (average cost method)
Materials and supplies	977	849
Fossil fuel	273	299
Derivative assets(2)	212	248
Prepayments(1)	63	64
Regulatory assets(1)	1,110	697
Other(1)	103	130
Total current assets	5,125	4,254
Investments
Nuclear decommissioning trust funds	4,864	4,286
Other	4	4
Total investments	4,868	4,290
Property, Plant and Equipment
Property, plant and equipment(1)	80,121	70,550
Accumulated depreciation and amortization	(19,157)	(18,033)
Total property, plant and equipment, net	60,964	52,517
Deferred Charges and Other Assets
Pension and other postretirement benefit assets(2)	729	663
Intangible assets, net	1,310	818
Derivative assets(2)	270	127
Regulatory assets(1)	4,526	4,537
Other(1)(2)	1,451	1,181
Total deferred charges and other assets	8,286	7,326
Total assets	$79,243	$68,387

(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 25 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

At December 31,	2025	2024
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(1)	$1,366	$548
Short-term debt	675	950
Accounts payable(1)	821	660
Payables to affiliates	216	133
Accrued dividend(2)	—	407
Affiliated current borrowings	1,173	500
Accrued interest, payroll and taxes(1)	450	366
Asset retirement obligations	372	321
Regulatory liabilities	374	385
Derivative liabilities (2)	22	139
Other(1)(2)	1,506	1,228
Total current liabilities	6,975	5,637
Long-Term Debt
Long-term debt	20,651	18,874
Securitization bonds(1)	883	1,054
Other	194	110
Total long-term debt	21,728	20,038
Deferred Credits and Other Liabilities
Deferred income taxes	4,921	4,476
Deferred investment tax credits	616	640
Asset retirement obligations(1)	5,108	5,076
Regulatory liabilities	6,530	6,139
Derivative liabilities(2)	9	86
Other(1)(2)	1,817	1,199
Total deferred credits and other liabilities	19,001	17,616
Total liabilities	47,704	43,291
Commitments and Contingencies (see Note 23)
Equity
Common stock – no par(3)	12,487	8,987
Other paid-in capital	999	1,006
Retained earnings	13,687	12,136
Accumulated other comprehensive income	32	28
Shareholder’s equity	27,205	22,157
Noncontrolling interests	4,334	2,939
Total equity	31,539	25,096
Total liabilities and equity	$79,243	$68,387

(1)
See Note 16 for amounts attributable to VIEs.
(2)
See Note 25 for amounts attributable to affiliates.
(3)
500,000 shares authorized; 373,881 and 324,245 shares outstanding at December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Equity

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2022	275	$5,738	$1,113	$10,054	$11	$16,916	$—	$16,916
Net income				1,442		1,442		1,442
Issuance of stock to Dominion Energy	49	3,250				3,250		3,250
Other comprehensive income, net of tax					6	6		6
Other		(1)				(1)		(1)
December 31, 2023	324	8,987	1,113	11,496	17	21,613	—	21,613
Net income including noncontrolling interests				1,897		1,897	(53)	1,844
Sale of noncontrolling interest in OSWP			(107)			(107)	2,615	2,508
Contributions from Stonepeak to OSWP							377	377
Dividends				(1,257)		(1,257)		(1,257)
Other comprehensive income, net of tax					11	11		11
December 31, 2024	324	8,987	1,006	12,136	28	22,157	2,939	25,096
Net income including noncontrolling interests				2,101		2,101	67	2,168
Issuance of stock to Dominion Energy	50	3,500				3,500		3,500
Sale of noncontrolling interest in OSWP			(7)			(7)	—	(7)
Contributions from Stonepeak to OSWP							1,569	1,569
Distributions from OSWP to Stonepeak							(241)	(241)
Dividends				(550)		(550)		(550)
Other comprehensive income, net of tax					4	4		4
December 31, 2025	374	$12,487	$999	$13,687	$32	$27,205	$4,334	$31,539

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2025	2024	2023
(millions)
Operating Activities
Net income including noncontrolling interests	$2,168	$1,844	$1,442
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,787	1,802	2,034
Deferred income taxes	270	381	502
Deferred investment tax credits (benefits)	(24)	(20)	(5)
Impairment of assets and other charges	516	292	130
Net (gains) losses on nuclear decommissioning trust funds and other investments	(81)	(97)	(68)
Other adjustments	(93)	(44)	237
Changes in:
Accounts receivable	(367)	51	1
Affiliated receivables and payables	75	46	(188)
Inventories	(102)	(65)	(165)
Prepayments and deposits, net	(55)	34	289
Deferred fuel expenses, net	(744)	304	538
Accounts payable	57	(21)	(43)
Accrued interest, payroll and taxes	84	73	23
Net realized and unrealized changes related to derivative activities	108	153	451
Other operating assets and liabilities	257	(147)	(363)
Net cash provided by operating activities	3,856	4,586	4,815
Investing Activities
Plant construction and other property additions	(10,333)	(9,760)	(6,978)
Purchases of nuclear fuel	(199)	(168)	(194)
Acquisition of solar development projects	(12)	(40)	(24)
Proceeds from sales of securities	5,741	1,925	1,876
Purchases of securities	(5,808)	(2,011)	(1,987)
Other	(100)	8	19
Net cash used in investing activities	(10,711)	(10,046)	(7,288)
Financing Activities
Issuance (repayment) of short-term debt, net	(275)	495	(486)
Issuance (repayment) of affiliated current borrowings, net	673	—	(1,524)
Issuance and remarketing of long-term debt	3,172	2,443	2,660
Repayment and repurchase of long-term debt	(572)	(593)	(1,308)
Issuance of common stock	3,500	—	3,250
Issuance of securitization bonds	—	1,282	—
Repayment of securitization bonds	(163)	(65)	—
Proceeds from sale of noncontrolling interest in OSWP	(88)	2,558	—
Contributions from Stonepeak to OSWP	1,569	377	—
Distributions from OSWP to Stonepeak	(241)	—	—
Common dividend payments to parent	(957)	(850)	—
Other	262	(71)	(53)
Net cash provided by financing activities	6,880	5,576	2,539
Increase in cash, restricted cash and equivalents	25	116	66
Cash, restricted cash and equivalents at beginning of year	206	90	24
Cash, restricted cash and equivalents at end of year	$231	$206	$90

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Combined Notes to Consolidated Financial Statements

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, provides primarily regulated electricity service in Virginia, North Carolina and South Carolina through its subsidiaries, Virginia Power and DESC, and is one of the nation's leading developers and operators of regulated offshore wind and solar power and the largest producer of carbon-free electricity in New England. Dominion Energy also has nonregulated operations that include long-term contracted electric generation operations.

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

Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and North Carolina. Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into PJM. All of Virginia Power’s stock is owned by Dominion Energy.

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

Certain amounts in the Companies’ 2024 and 2023 Consolidated Financial Statements have been reclassified to conform to the 2025 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

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

The following tables detail the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Income and Statements of Comprehensive Income for the periods presented:

	Dominion Energy
	2024			2023
Year Ended December 31,	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions, except per share amounts)
Other income (expense)	$822	$19	$841	$984	$12	$996
Interest and related charges	1,887	6	1,893	1,674	5	1,679
Income from continuing operations including noncontrolling interests before income tax expense	2,182	13	2,195	2,724	7	2,731
Income tax expense	308	103	411	568	76	644
Net income from continuing operations including noncontrolling interests	1,874	(90)	1,784	2,156	(69)	2,087
Net income including noncontrolling interests	2,071	(90)	1,981	2,031	(69)	1,962
Net income attributable to Dominion Energy	2,124	(90)	2,034	2,031	(69)	1,962
Amounts Attributable to Dominion Energy
Net income from continuing operations	1,927	(90)	1,837	2,156	(69)	2,087
Net income attributable to Dominion Energy	2,124	(90)	2,034	2,031	(69)	1,962
EPS - Basic
Net income from continuing operations	2.20	(0.11)	2.09	2.48	(0.08)	2.40
Net income attributable to Dominion Energy	2.44	(0.11)	2.33	2.33	(0.08)	2.25
EPS - Diluted
Net income from continuing operations	2.20	(0.11)	2.09	2.48	(0.08)	2.40
Net income attributable to Dominion Energy	2.44	(0.11)	2.33	2.33	(0.08)	2.25
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	(22)	3	(19)	55	(8)	47
Total other comprehensive income (loss)	17	3	20	67	(8)	59
Comprehensive income including noncontrolling interests	2,088	(87)	2,001	2,098	(77)	2,021
Comprehensive income attributable to Dominion Energy	2,141	(87)	2,054	2,098	(77)	2,021
(1)
As previously reported, net of $10 million and $(19) million tax for the years ended December 31, 2024 and 2023, respectively. As revised, net of $13 million ($3 million adjustment) and $(27) million ($(8) million adjustment) tax for the years ended December 31, 2024 and 2023, respectively.

	Virginia Power
	2024			2023
Year Ended December 31,	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Other income (expense)	$195	$3	$198	$131	$2	$133
Interest and related charges	848	1	849	764	1	765
Income before income tax expense	2,265	2	2,267	1,841	1	1,842
Income tax expense	408	15	423	389	11	400
Net Income Including Noncontrolling Interests	1,857	(13)	1,844	1,452	(10)	1,442
Net Income Attributable to Virginia Power	1,910	(13)	1,897	1,452	(10)	1,442
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	(5)	—	(5)	7	(1)	6
Total other comprehensive income (loss)	11	—	11	7	(1)	6
Comprehensive income including noncontrolling interests	1,868	(13)	1,855	1,459	(11)	1,448
Comprehensive income attributable to Virginia Power	1,921	(13)	1,908	1,459	(11)	1,448
(1)
As previously reported, net of $2 million and $(3) million tax for the years ended December 31, 2024 and 2023, respectively. As revised, net of $2 million ($— million adjustment) and $(4) million ($(1) million adjustment) tax for the years ended December 31, 2024 and 2023, respectively.

Combined Notes to Consolidated Financial Statements, Continued

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Balance Sheets for the periods presented:

	Dominion Energy			Virginia Power
At December, 31 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Deferred income taxes	$6,412	$723	$7,135	$4,045	$431	$4,476
Regulatory liabilities - noncurrent	9,196	(435)	8,761	6,574	(435)	6,139
Other deferred credits and other liabilities(1)	1,352	102	1,454	1,138	61	1,199
Total deferred credits and other liabilities	25,409	390	25,799	17,559	57	17,616
Total liabilities	72,223	390	72,613	43,234	57	43,291
Retained earnings	2,035	(394)	1,641	12,194	(58)	12,136
Accumulated other comprehensive income (loss)	(156)	4	(152)	27	1	28
Shareholders' equity	27,253	(390)	26,863	22,214	(57)	22,157
Total equity	30,192	(390)	29,802	25,153	(57)	25,096
(1)
Other deferred credits and other liabilities for Virginia Power excludes derivative liabilities which were not impacted by the restatement adjustment and have been separately presented on Virginia Power’s Consolidated Balance Sheets in this report.

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Equity for the periods presented:

	Dominion Energy			Virginia Power
Year Ended December 31, 2024	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at December 31, 2023	$2,229	$(304)	$1,925	$11,541	$(45)	$11,496
Net income including noncontrolling interests	2,124	(90)	2,034	1,910	(13)	1,897
Balance at December 31, 2024	2,035	(394)	1,641	12,194	(58)	12,136
Accumulated other comprehensive income (loss)
Balance at December 31, 2023	(173)	1	(172)	16	1	17
Other comprehensive income (loss), net of tax	17	3	20	11	—	11
Balance at December 31, 2024	(156)	4	(152)	27	1	28
Shareholders' equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	2,124	(90)	2,034	1,910	(13)	1,897
Other comprehensive income (loss), net of tax	17	3	20	11	-	11
Balance at December 31, 2024	27,253	(390)	26,863	22,214	(57)	22,157
Total equity
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Net income including noncontrolling interests	2,071	(90)	1,981	1,857	(13)	1,844
Other comprehensive income (loss), net of tax	17	3	20	11	—	11
Balance at December 31, 2024	30,192	(390)	29,802	25,153	(57)	25,096

	Dominion Energy			Virginia Power
Year Ended December 31, 2023	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at December 31, 2022	$2,511	$(235)	$2,276	$10,089	$(35)	$10,054
Net income including noncontrolling interests	2,031	(69)	1,962	1,452	(10)	1,442
Balance at December 31, 2023	2,229	(304)	1,925	11,541	(45)	11,496
Accumulated other comprehensive income (loss)
Balance at December 31, 2022	(240)	9	(231)	9	2	11
Other comprehensive income (loss), net of tax	67	(8)	59	7	(1)	6
Balance at December 31, 2023	(173)	1	(172)	16	1	17
Shareholders' equity
Balance at December 31, 2022	27,659	(226)	27,433	16,949	(33)	16,916
Net income including noncontrolling interests	2,031	(69)	1,962	1,452	(10)	1,442
Other comprehensive income (loss), net of tax	67	(8)	59	7	(1)	6
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613
Total equity
Balance at December 31, 2022	27,659	(226)	27,433	16,949	(33)	16,916
Net income including noncontrolling interests	2,031	(69)	1,962	1,452	(10)	1,442
Other comprehensive income (loss), net of tax	67	(8)	59	7	(1)	6
Balance at December 31, 2023	27,567	(303)	27,264	21,657	(44)	21,613

The following table details the impact of the restatement adjustment to each affected line item in the Companies' Consolidated Statements of Cash Flows for the periods presented:

	Dominion Energy
	2024			2023
Year Ended December 31,	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Net income including noncontrolling interests	$2,071	$(90)	$1,981	$2,031	$(69)	$1,962
Operating Activities
Deferred income taxes	(302)	67	(235)	1,474	53	1,527
Other operating assets and liabilities	(235)	23	(212)	(564)	16	(548)
Net cash provided by operating activities	5,018	—	5,018	6,572	—	6,572

	Virginia Power
	2024			2023
Year Ended December 31,	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Net income including noncontrolling interests	$1,857	$(13)	$1,844	$1,452	$(10)	$1,442
Operating Activities
Deferred income taxes	384	(3)	381	504	(2)	502
Other operating assets and liabilities	(163)	16	(147)	(375)	12	(363)
Net cash provided by operating activities	4,586	—	4,586	4,815	—	4,815

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion Energy’s customer receivables at December 31, 2025 and 2024 included $955 million and $797 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2025 and 2024 included $763 million and $611 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers. See Note 25 for amounts attributable to related parties.

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

Combined Notes to Consolidated Financial Statements, Continued

associated hedging activity as well as sales to Virginia Power customers from non-jurisdictional solar generation facilities;
•
Regulated gas sales consist primarily of state-regulated natural gas sales and related distribution services;
•
Regulated gas transportation and storage sales consists of sales of transportation services to off-system customers;
•
Other regulated revenue consists primarily of miscellaneous service revenue from electric and gas distribution operations and sales of excess electric capacity and other commodities; and
•
Other nonregulated revenue consists primarily of sales of other miscellaneous products, including renewable natural gas and related credits. Other nonregulated revenue also includes revenue associated with services provided to entities presented in discontinued operations under transition services agreements.

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
•
Other regulated revenue consists primarily of sales of excess capacity and other commodities and miscellaneous service revenue from electric distribution operations; and
•
Other nonregulated revenue consists primarily of revenue from renting space on certain electric transmission poles and distribution towers.

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

Of the cost of fuel used in electric generation and energy purchases to serve Virginia utility customers, at December 31, 2025, approximately 87% is subject to Virginia Power’s deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms. Additionally in

2024, Virginia Power securitized $1.3 billion of under-recovered deferred fuel expenses through the issuance of bonds by VPFS. Of the cost of fuel used in electric generation and energy purchases to serve South Carolina utility customers, at December 31, 2025, substantially all is subject to DESC’s deferred fuel accounting.

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

The Companies recognize interest on underpayments and overpayments of income taxes in interest expense and other income (expense), respectively. Penalties are also recognized in other income (expense).

At December 31, 2025, Virginia Power had an income tax-related affiliated receivable of $31 million, comprised of $26 million of federal income taxes and $5 million of state income taxes receivable from Dominion Energy. Virginia Power’s net affiliated balances are expected to be received from Dominion Energy in 2026.

At December 31, 2024, Virginia Power had an income tax-related affiliated receivable of $26 million, comprised of $21 million of federal income taxes and $5 million of state income taxes receivable from Dominion Energy. Virginia Power’s net affiliated balances were received from Dominion Energy in 2025.

Investment tax credits for both regulated and nonregulated operations are deferred and amortized to income tax expense over the service lives of the properties giving rise to the credits beginning in the year qualifying property is placed in service. The Companies recognize the tax benefit related to initial book and tax basis differences as a reduction of income tax expense in the year in which the qualifying property is placed into service, except where cost-of-service rate regulation applies. Production tax credits are recognized as energy is generated and sold. Current tax law allows the election of either the investment tax credit or production tax credit for certain technologies including solar and wind. Such election is made on a project-by-project basis and the choice of credit may vary based on a combination of factors including, but not limited to, capital expenditures and net capacity factors. Current tax law allows that certain energy tax credits can be transferred to a third-party for cash. The Companies account for such tax credit transfers and any related discount as a component of income tax expense.

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

At December 31,	2025	2024
(millions)
Dominion Energy	$64	$52
Virginia Power	46	23

Restricted Cash and Equivalents

The Companies hold restricted cash and equivalent balances that primarily consist of amounts held for litigation settlements, customer deposits, federal assistance funds and future debt payments on DECP Holdings’ term loan agreement (through September 2023), on Eagle Solar’s senior note agreement (through February 2024) and on the securitization bonds.

Combined Notes to Consolidated Financial Statements, Continued

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023:

Cash, Restricted Cash and Equivalents at End/Beginning of Year
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
(millions)
Dominion Energy
Cash and cash equivalents(1)	$250	$310	$217	$153
Restricted cash and equivalents(2)(3)	93	55	84	188
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$343	$365	$301	$341
Virginia Power
Cash and cash equivalents	$170	$160	$90	$22
Restricted cash and equivalents(3)(4)	61	46	—	2
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$231	$206	$90	$24

(1)
At December 31, 2023 and 2022, Dominion Energy had $33 million and $34 million, respectively, of cash and cash equivalents included in assets held for sale.
(2)
At December 31, 2023 and 2022, Dominion Energy had $4 million and $2 million, respectively, of restricted cash and equivalents included in assets held for sale. The remaining balances are presented within other current assets in Dominion Energy’s Consolidated Balance Sheets.
(3)
Includes $51 million and $41 million at VPFS attributable to VIEs at December 31, 2025 and 2024, respectively.
(4)
Restricted cash and equivalents balances are presented within other current assets in Virginia Power’s Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Year Ended December 31,	2025	2024	2023
(millions)
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$1,799	$1,900	$1,991
Income taxes(1)	186	840	286
Significant noncash investing and financing activities:(2)
Accrued capital expenditures	1,699	1,268	1,085
Leases(3)	338	233	255

(1)
Excludes cash proceeds received of $184 million from the transfer of tax credits to third-parties and $13 million of purchases of tax credits from Align RNG for the year ended December 31, 2025. See Notes 5 and 9 for more information.
(2)
See Notes 3, 10 and 23 for noncash financing activities related to debt assumed with closing of the East Ohio, Questar Gas and PSNC Transactions, the sale of noncontrolling interest in the CVOW Commercial Project and transfer of property associated with the settlement of litigation.
(3)
Includes $77 million of finance leases and $261 million of operating leases entered in 2025, $93 million of finance leases and $140 million of operating leases entered in 2024 and $44 million of finance leases and $211 million of operating leases entered in 2023.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Year Ended December 31,	2025	2024	2023
(millions)
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$901	$786	$709
Income taxes(1)	385	25	(47)
Significant noncash investing activities(2):
Accrued capital expenditures	1,469	992	807
Leases(3)	320	201	203

(1)
Excludes cash proceeds received of $168 million from the transfer of tax credits to third-parties for the year ended December 31, 2025. See Note 5 for more information.
(2)
See Note 10 for noncash financing activities related to the sale of noncontrolling interest in the CVOW Commercial Project.
(3)
Includes $61 million of finance leases and $259 million of operating leases entered in 2025, $77 million of finance leases and $124 million of operating leases entered in 2024 and $30 million of finance leases and $173 million of operating leases entered in 2023.

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

Combined Notes to Consolidated Financial Statements, Continued

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

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit and in some cases, other forms of security, none of which are subject to restrictions.

The Companies do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy had margin assets of $181 million and $104 million associated with cash collateral at December 31, 2025 and 2024, respectively. Dominion Energy had margin liabilities of less than $1 million and $3 million associated with cash collateral at December 31, 2025 and 2024, respectively. Virginia Power had margin assets of less than $1 million and $1 million associated with cash collateral at December 31, 2025 and 2024, respectively. Virginia Power had less than $1 million and no margin liabilities associated with cash collateral at December 31, 2025 and 2024, respectively. See Note 7 for further information about derivatives.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at the lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs such as asset retirement costs, capitalized interest and, for certain operations subject to cost-of-service rate regulation, AFUDC and overhead costs. The cost of repairs and maintenance, including minor additions and replacements, is generally charged to expense as it is incurred.

Amounts capitalized to property, plant and equipment for capitalized interest costs and AFUDC for the Companies are as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Capitalized interest costs and AFUDC debt	$169	$152	$109	$73	$46	$47
AFUDC equity(1)	152	109	50	151	96	39

(1)
The Companies include AFUDC equity in other adjustments within operating activities in their Consolidated Statements of Cash Flows.

Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2025, 2024 and 2023, Virginia Power recorded $12 million, $3 million and less than $1 million of AFUDC related to these projects, respectively.

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

In 2024 and 2023, Virginia Power had the following charges, recorded in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment), related to early retirements and abandonments:

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Companies’ average composite depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2025	2024	2023
(percent)
Dominion Energy(1)
Generation	2.71	2.59	2.65
Transmission	2.32	2.32	2.32
Distribution	2.78	2.73	2.72
General and other	3.21	3.97	4.20
Virginia Power
Generation	2.79	2.66	2.75
Transmission	2.28	2.29	2.29
Distribution	2.83	2.77	2.78
General and other	3.26	4.29	4.60
(1)
Excludes rates for depreciation reported as discontinued operations.

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

In January 2024, Virginia Power revised the depreciation rates for Bath County as a result of its expectation that a license extension of at least 40 years will be approved for this facility. This revision resulted in an annual decrease of depreciation expense of $17 million ($13 million after-tax) and increased Dominion Energy's 2024 EPS by $0.02.

Virginia Power’s non-jurisdictional solar generation property, plant and equipment is depreciated using the straight-line method over an estimated useful life of 35 years.

Capitalized costs of development wells and leaseholds were amortized on a field-by-field basis using the unit-of-production method and the estimated proved developed or total proved gas and oil reserves, at a rate of $1.83 and $1.73 per mcfe in 2024 and 2023, respectively. Depletion associated with Wexpro's operations is reflected within discontinued operations through May 2024. See Note 3 for additional information.

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

Combined Notes to Consolidated Financial Statements, Continued

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

In 2025, the Companies recorded a net $258 million ($192 million after-tax) of charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project as a result of a revised total project cost estimate of approximately $11.5 billion (excluding financing costs) which reflects a temporary suspension of work order and an estimated impact of certain tariffs which became effective during 2025 as well as the previously included revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects an increase of $0.2 billion, relative to Virginia Power’s October 2025 Rider OSW filing, associated with projected installation timeline changes arising from the temporary suspension of work from the BOEM Director’s Order issued in December 2025 until a preliminary injunction was granted by the U.S District Court for the Eastern District of Virginia in January 2026, which allowed work to resume. The estimated total project costs also include $0.6 billion of tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through early 2027 that contains steel. Such amount is inclusive of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling on February 20, 2026. Dominion Energy is currently unable to estimate the expected impact of the ruling issued by the U.S. Supreme Court on February 20, 2026, on its financial position, results of operations and/or cash flows.

In the fourth quarter of 2024, the Companies recorded a net $103 million ($77 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project as a result of a revised total project cost estimate that included a revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project and cost sharing mechanism included in the Virginia Commission’s December 2022 order. The expected total project cost reflects increases driven primarily by projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs.

The estimated total project cost reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations and litigation ruled on by the U.S. Supreme Court on February 20, 2026, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.  Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows. See Note 10 for additional information.

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

Generally, regulatory assets and liabilities are amortized into income over the period authorized by the regulator. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. A regulatory liability, if considered probable, will be recorded in the period such assessment is made or reversed into earnings if no longer probable. In connection with the future 2027 Biennial Review, the Companies concluded that it was not probable that Virginia Power would have earnings in excess of an expected authorized ROE of 9.80% for the period January 1, 2025 through December 31, 2026. As a result, no regulatory liability for Virginia Power ratepayer credits to customers has been recorded at December 31, 2025. See Note 13 for additional information.

Leases

The Companies lease certain assets including vehicles, real estate, office equipment and other operational assets, including the offshore wind installation vessel described in Note 15, under both operating and finance leases. For the Companies’ operating leases, rent expense is recognized on a straight-line basis over the term of the lease agreement, subject to regulatory framework. Rent expense associated with operating leases, short-term leases and variable leases is primarily recorded in other operations and maintenance expense in the Companies’ Consolidated Statements of Income. Rent expense associated with finance leases results in the separate presentation of interest expense on the lease liability and amortization expense of the related right-of-use asset in the Companies’ Consolidated Statements of Income or, subject to regulatory framework, is deferred within regulatory assets in the Consolidated Balance Sheets and amortized into the Consolidated Statements of Income.

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

Supply Chain Financing

In the fourth quarter of 2025, Dominion Energy entered into a voluntary supply chain finance program that allows its suppliers, at their sole discretion, to sell their receivables from the Companies to a financial institution. Suppliers participating in the program determine which invoices they will sell to the financial institution. Suppliers’ decisions on which invoices are sold do not impact the Companies’ payment terms, which are based on commercial terms negotiated between the Companies and the supplier regardless of program participation. The Companies do not issue any guarantees with respect to the program and do not participate in negotiations between suppliers and the financial institution. The Companies do not have an economic interest in the supplier’s decision to participate in the program. No amounts were outstanding under this program for the Companies at December 31, 2025.

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

High Load Equipment Deposits

Beginning in 2025, Virginia Power requires high load customers to

Combined Notes to Consolidated Financial Statements, Continued

provide certain commitments to Virginia Power, including cash deposits, during the project construction period. If the customer ceases construction of its facility, Virginia Power will attempt to redeploy the equipment to another customer, returning the original deposit and requiring a new deposit from the new customer. If the equipment cannot be redeployed, Virginia Power will retain the cash deposit received. If the customer completes construction and Virginia Power begins delivering electricity, the cash deposit will be returned to the customer. At December 31, 2025, the Companies’ Consolidated Balance Sheets include $321 million of deposits received, included in other deferred credits and other liabilities.

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

Equity Securities without Readily Determinable Fair Values

The Companies account for illiquid and privately held securities without readily determinable fair values under either the equity method or cost method. Equity securities without readily determinable fair values include:

•
Equity method investments when the Companies have the ability to exercise significant influence, but not control, over the investee. Dominion Energy’s investments are included in investments in equity method affiliates in its Consolidated Balance Sheets, except for the liability to Atlantic Coast Pipeline. Dominion Energy records equity method adjustments in other income in its Consolidated Statements of Income, including its proportionate share of investee income or loss, gains or losses resulting from investee capital transactions, amortization of certain differences between the carrying value and the equity in the net assets of the investee at the date of investment and other adjustments required by the equity method.
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

Inventories

Materials and supplies, fossil fuel and gas stored inventory is valued using the weighted-average cost method.

In 2024, Dominion Energy wrote off certain inventory balances in connection with the electric base rate case in South Carolina as discussed in Note 13.

Goodwill

Dominion Energy evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2023 and first quarter of 2024, Dominion Energy's current period calculations of the expected gain or loss on the Questar Gas and East Ohio Transactions resulted in an impairment of the related goodwill. There were no other impairments recorded in 2024 and none were recorded in 2025. See Note 3 for additional information.

New Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued revised accounting guidance for income taxes. The revised guidance requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and allows either prospective or retrospective application. The Companies adopted this revised guidance prospectively which only impacted the Companies’ disclosures with no impacts to their results of operations, cash flows or financial condition.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Year Ended December 31, 2023	East Ohio Transaction	PSNC Transaction	Questar Gas Transaction	Other
(millions)
Capital expenditures	$507	$233	$449	$—
Significant noncash items
Depreciation, depletion and amortization	148	90	175	2
Accrued capital expenditures	42	43	32	—

Combined Notes to Consolidated Financial Statements, Continued

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy			Virginia Power
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Regulated electric sales:
Residential	$6,080	$5,436	$5,141	$4,631	$4,133	$3,863
Commercial	4,050	3,446	3,406	3,113	2,553	2,482
High load(1)	1,811	1,362	1,308	1,811	1,362	1,308
Industrial	729	716	729	301	300	282
Government and other retail	1,284	1,081	1,036	1,211	1,015	965
Wholesale	179	136	176	141	105	116
Nonregulated electric sales	1,239	933	758	127	86	65
Regulated gas sales:
Residential	352	309	293
Commercial	142	136	145
Other	46	67	79
Regulated gas transportation and storage	36	21	18
Other regulated revenues	309	372	253	291	359	238
Other nonregulated revenues(2)(3)(4)	266	167	145	66	46	53
Total operating revenue from contracts with customers	16,523	14,182	13,487	11,692	9,959	9,372
Other revenues(2)(5)	(17)	277	906	120	276	201
Total operating revenue	$16,506	$14,459	$14,393	$11,812	$10,235	$9,573

(1)
Represents customers in Virginia, including certain data centers, with actual or anticipated forecast demand of 25 MW or higher and annual load factor of 75% or higher.
(2)
See Note 25 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $57 million, $31 million and $44 million for the years ended December 31, 2025, 2024 and 2023, respectively, at Dominion Energy and $16 million, $12 million and $29 million for the years ended December 31, 2025, 2024 and 2023, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $99 million, $61 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $167 million, $129 million and $162 million at both Dominion Energy and Virginia Power for years ended December 31, 2025, 2024 and 2023, respectively.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at December 31, 2025.

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At December 31, 2025 and 2024, Dominion Energy’s contract liability balances were $45 million and $52 million, respectively. At December 31, 2025 and 2024, Virginia Power’s contract liability balances were $38 million and $46 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the years ended December 31, 2025 and 2024, Dominion Energy recognized revenue of $50 million and $45 million from the beginning contract liability balance. During the years ended December 31, 2025 and 2024, Virginia Power recognized revenue of $46 million and $40 million, respectively, from the beginning contract liability balance.

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

As indicated in Note 2, certain of the Companies’ operations, including accounting for income taxes, are subject to regulatory accounting treatment. For regulated operations, many of the changes in deferred taxes from the 2017 Tax Reform Act represent amounts probable of collection from or return to customers and are presented as components of regulatory assets or liabilities. See Note 12 for additional information.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Current:
Federal	$(580)	$(204)	$(361)	$163	$(6)	$(102)
State	54	37	(97)	39	67	6
Total current expense (benefit)	(526)	(167)	(458)	202	61	(96)
Deferred:
Federal
Taxes before operating loss carryforwards and investment tax credits	539	521	815	167	324	403
Tax utilization expense of operating loss carryforwards	35	40	45	—	—	—
State	61	52	270	103	59	107
Total deferred expense	635	613	1,130	270	383	510
Investment tax credits	423	(35)	(28)	(24)	(21)	(14)
Total income tax expense	$532	$411	$644	$448	$423	$400

In 2025, Dominion Energy’s current income taxes reflect a benefit from continuing operations primarily related to income tax credits generated during 2025. At December 31, 2025, Dominion Energy’s Consolidated Balance Sheet includes $402 million, presented in tax receivables, for the amount of credits generated in 2025 and expected to be carried back to tax year 2024 and refunded. Additionally, Dominion Energy and Virginia Power have recognized a current tax benefit from tax credits generated and transferred to third parties during 2025, as further discussed below.

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

Discontinued Operations

Income tax expense reflected in discontinued operations is $5 million, $31 million and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 3 for a discussion of tax expense reflected in discontinued operations during the years ended December 31, 2024 and 2023.  In addition, Dominion Energy recorded tax expense of $278 million associated with completing the sale in September 2023 of its remaining 50% noncontrolling partnership interest in Cove Point to BHE as discussed in Note 9.

Continuing Operations

For continuing operations including noncontrolling interests for the year ended December 31, 2025, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

Year Ended December 31, 2025	Dominion Energy		Virginia Power
(millions, except percentages)	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$758	21.0%	$549	21.0%
State and local income taxes, net of federal income tax effect(1)	109	3.0	112	4.3
Tax credits:
Production tax credits	(210)	(5.8)	(115)	(4.4)
Investment tax credit amortization	(87)	(2.4)	(21)	(0.8)
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(62)	(1.7)	(45)	(1.7)
AFUDC—equity	(28)	(0.8)	(27)	(1.0)
Absence of tax on noncontrolling interest	(14)	(0.4)	(14)	(0.5)
Changes in unrecognized tax benefits	(28)	(0.8)	1	0.1
Other adjustments:
Qualified nuclear decommissioning trust net gains (losses)	87	2.4	11	0.4
Other	7	0.2	(3)	(0.3)
Effective tax(2)	$532	14.7%	$448	17.1%
(1)
State taxes in Virginia make up the majority (greater than 50%) of the tax effect in this category.
(2)
The Companies had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period and effects of cross-border tax laws.

Combined Notes to Consolidated Financial Statements, Continued

For continuing operations including noncontrolling interests for the years ended December 31, 2024 and 2023, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
Year Ended December 31,	2024	2023	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.6	3.9	4.5	4.7
Investment tax credits	(1.6)	(1.0)	(0.9)	(0.8)
Production tax credits	(4.8)	(0.6)	(4.5)	(0.8)
Reversal of excess deferred income taxes	(3.1)	(2.6)	(2.0)	(2.6)
State legislative change	—	(0.1)	—	—
Qualified nuclear decommissioning trust net gains (losses)	4.4	2.7	0.6	0.6
Changes in state deferred taxes associated with assets held for sale	—	1.1
AFUDC—equity	(0.7)	—	(0.7)	—
Settlements of uncertain tax positions	(0.7)	(0.4)	—	—
Employee stock ownership plan deduction	(0.3)	(0.3)
Other, net	0.9	(0.1)	0.6	(0.4)
Effective tax rate	18.7%	23.6%	18.6%	21.7%

The IRA created a nuclear production tax credit for electricity produced and sold beginning in 2024 and a clean fuel production tax credit for clean fuel produced and sold beginning in 2025. Dominion Energy’s and Virginia Power’s 2025 effective tax rate includes an $89 million income tax benefit for the nuclear production tax credit, and Dominion Energy’s effective tax rate also includes a $79 million income tax benefit for the clean fuel production tax credit.

In 2025, Dominion Energy and Virginia Power entered into agreements with third parties to transfer tax credits generated in 2024 and 2025. During 2025, Dominion Energy and Virginia Power received cash proceeds of $184 million and $168 million, respectively, related to the transfer of tax credits. In addition, Dominion Energy and Virginia Power expect to receive an additional $108 million and $18 million, respectively, in 2026 which are reflected in other receivables in the Companies’ Consolidated Balance Sheets at December 31, 2025. The Companies expect to continue to explore the ability to efficiently monetize their tax credits through third-party transfer agreements.

Dominion Energy’s and Virginia Power’s 2024 effective tax rate includes an $89 million tax benefit for the estimated net realizable value of the nuclear production tax credit.

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

The Companies’ income tax payments (net of refunds received and excluding amounts related to transfers of tax credits) for the year ended December 31, 2025, consist of the following:

	Dominion Energy	Virginia Power(1)
(millions)
Federal(2)	$115	$348
State:
Virginia(3)	68	36
Other states(4)	3	1
Total tax payments	$186	$385
(1)
Virginia Power income tax payments (net of refunds received) include intercompany tax sharing payments and receipts with Dominion Energy as discussed in Note 2.
(2)
Excludes income taxes paid by qualified nuclear decommissioning trusts of $37 million and $20 million at Dominion Energy and Virginia Power, respectively.
(3)
Virginia income tax payments include Virginia minimum corporate taxes.
(4)
There are no other states for which taxes paid exceeded five percent of total income taxes paid (net of refunds) for the Companies.

The Companies’ deferred income taxes consist of the following:

	Dominion Energy		Virginia Power
At December 31,	2025	2024	2025	2024
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,062	$1,854	$1,139	$1,082
Total deferred income tax liabilities	9,947	8,989	6,060	5,558
Total net deferred income tax liabilities	$7,885	$7,135	$4,921	$4,476
Total deferred income taxes:
Depreciation method and plant basis differences	$5,557	$4,878	$3,899	$3,765
Excess deferred income taxes	(768)	(790)	(570)	(587)
Unrecovered nuclear plant cost	391	420
DESC rate refund	(34)	(49)
Toshiba Settlement	(119)	(133)
Nuclear decommissioning	2,038	1,973	899	781
Deferred state income taxes	1,154	1,010	789	672
Federal benefit of deferred state income taxes	(250)	(222)	(166)	(141)
Deferred fuel, purchased energy and gas costs	323	189	315	178
Pension benefits	382	345	(126)	(116)
Other postretirement benefits	226	174	155	141
Loss and credit carryforwards	(790)	(680)	—	—
Deferred unamortized investment tax credits	(352)	(250)	(153)	(159)
Valuation allowances	143	113	—	—
Partnership basis differences	(91)	(30)	(159)	(98)
Other	75	187	38	40
Total net deferred income tax liabilities	$7,885	$7,135	$4,921	$4,476

At December 31, 2025, Dominion Energy had the following deductible loss and credit carryforwards:

	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
(millions)
Federal losses	$222	$47	$—	2037
Federal production and other credits	—	61	—	2036-2045
State losses	2,389	119	(63)	2026-2045
State minimum tax credits	—	444	—	No expiration
State investment and other credits	—	119	(69)	2026-2034
Total	$2,611	$790	$(132)

At December 31, 2025, Virginia Power had no deductible loss or credit carryforwards.

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion Energy			Virginia Power
	2025	2024	2023	2025	2024	2023
(millions)
Balance at January 1,	$170	$194	$197	$56	$52	$50
Prior period positions - increases	7	13	5	1	—	—
Prior period positions - decreases	(45)	(18)	(12)	—	—	—
Current period positions - increases	—	8	4	—	4	2
Settlements with tax authorities	—	(13)	—	—	—	—
Expiration of statutes of limitations	—	(14)	—	—	—	—
Balance at December 31,	$132	$170	$194	$57	$56	$52

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations. For Dominion Energy and its subsidiaries, these unrecognized tax benefits were $59 million, $87 million and $104 million at December 31, 2025, 2024 and 2023, respectively. For Virginia Power, these unrecognized tax benefits were $36 million, $35 million and $32 million at December 31, 2025, 2024 and 2023, respectively. In discontinued operations, these unrecognized tax benefits were $30 million, $32 million and $38 million at December 31, 2025, 2024 and 2023, respectively. For Dominion Energy, the change in these unrecognized tax benefits decreased income tax expense by $28 million, $19 million and $7 million in 2025, 2024 and 2023, respectively. For Virginia Power, the change in these unrecognized tax benefits increased income tax expense by $1 million in 2025 and by an inconsequential amount in 2024 and 2023.

Dominion Energy participates in the IRS Compliance Assurance Process, which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of tax years through 2019. The statute of limitations has not yet expired for years after 2019. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax years 2020 through 2024, no material adjustments are expected. The IRS examination of tax year 2025 is ongoing.

Combined Notes to Consolidated Financial Statements, Continued

For each of the major states in which Dominion Energy operates or previously operated, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania(1)	2012
Connecticut	2022
Virginia(2)	2022
Utah(1)	2022
South Carolina	2022

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at December 31, 2025. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

				Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input		Fair Value (millions)	Range	Weighted-average(1)	Fair Value (millions)	Range	Weighted-average(1)
Assets
Physical and financial forwards:
Electricity	Discounted cash flow	Market price (per MWh)	(3)	$224	29-111	54
FTRs	Discounted cash flow	Market price (per MWh)	(3)	156	(3)-19	9	$156	(3)-19	9
Natural gas(2)	Discounted cash flow	Market price (per Dth)	(3)	48	(2)-8	(1)	48	(2)-8	(1)
Physical options:
Natural gas(2)	Option model	Market price (per Dth)	(3)	214	2-9	4	4	3-8	6
		Price volatility	(4)		0%-76%	47%		10%-64%	36%
Total assets				$642			$208
Liabilities
Physical and financial forwards:
Electricity	Discounted cash flow	Market price (per MWh)	(3)	15	31-117	62
Total liabilities				$15
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
(millions)
December 31, 2025
Assets
Derivatives:
Commodity	$—	$87	$642	$729	$—	$49	$208	$257
Interest rate	—	201	—	201	—	197	—	197
Foreign currency exchange rate	—	28	—	28	—	28	—	28
Investments(1):
Equity securities:
U.S.	6,215	—	—	6,215	3,154	—	—	3,154
International	168	—	—	168	96	—	—	96
Fixed income:
Corporate debt instruments	—	10	—	10	—	—	—	—
Government securities	418	74	—	492	332	—	—	332
Cash equivalents and other	46	—	—	46	—	—	—	—
Total assets	$6,847	$400	$642	$7,889	$3,582	$274	$208	$4,064
Liabilities
Derivatives:
Commodity	$—	$201	$15	$216	$—	$13	$—	$13
Interest rate	—	19	—	19	—	8	—	8
Foreign currency exchange rate	—	10	—	10	—	10	—	10
Total liabilities	$—	$230	$15	$245	$—	$31	$—	$31
December 31, 2024
Assets
Derivatives:
Commodity	$ —	$95	$399	$494	$ —	$45	$70	$115
Interest rate	—	875	—	875	—	230	—	230
Foreign currency exchange rate	—	30	—	30	—	30	—	30
Investments(1):
Equity securities:
U.S.	5,403	2	—	5,405	2,769	2	—	2,771
International	165	—	—	165	99	—	—	99
Fixed income:
Corporate debt instruments	—	518	—	518	—	294	—	294
Government securities	138	1,605	—	1,743	85	939	—	1,024
Cash equivalents and other	29	—	—	29	—	—	—	—
Total assets	$5,735	$3,125	$399	$9,259	$2,953	$1,540	$70	$4,563
Liabilities
Derivatives:
Commodity	$ —	$108	$15	$123	$ —	$31	$2	$33
Interest rate	—	197	—	197	—	—	—	—
Foreign currency exchange rate	—	192	—	192	—	192	—	192
Total liabilities	$—	$497	$15	$512	$—	$223	$2	$225
(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $2.3 billion and $212 million of assets at Dominion Energy, inclusive of $1.3 billion and $76 million at Virginia Power, at December 31, 2025 and 2024, respectively, measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy			Virginia Power
	2025	2024	2023	2025	2024	2023
(millions)
Beginning balance	$384	$86	$422	$68	$(116)	$221
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(21)	(6)	1
Electric fuel and other energy-related purchases	276	(172)	(273)	259	(176)	(278)
Purchased gas	—	1	—
Discontinued operations	—	(4)	(1)
Included in regulatory assets/liabilities	121	297	(414)	145	202	(349)
Settlements	(336)	77	241	(272)	137	255
Purchases	183	112	104	8	21	35
Transfers out of Level 3	20	(7)	6
Ending balance	$627	$384	$86	$208	$68	$(116)

Dominion Energy had a $1 million gain, a $(5) million loss and a $7 million gain included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the years ended December 31, 2025, 2024 and 2023, respectively. Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2025, 2024 and 2023.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
December 31, 2025
Long-term debt(2)	$38,897	$37,481	$21,800	$20,593
Securitization bonds(3)	1,054	1,076	1,054	1,076
Junior subordinated notes(2)	5,978	6,217
December 31, 2024
Long-term debt(2)	$34,533	$32,167	$19,224	$17,578
Securitization bonds(3)	1,217	1,218	1,217	1,218
Junior subordinated notes(2)	3,223	3,372

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at December 31, 2025 and December 31, 2024.
(3)
Carrying amount includes current portions included in securities due within one year.

Note 7. Derivatives And Hedge Accounting Activities

See Note 2 for the Companies’ accounting policies, objectives and strategies for using derivative instruments. See Notes 2 and 6 for further information about fair value measurements and associated valuation methods for derivatives.

Cash collateral is used in the table below to offset derivative assets and liabilities. Certain of Dominion Energy’s contracts represent offsetting positions to other existing exchange contracts with collateral requirements. Additionally, certain of Dominion Energy’s over-the-counter transactions are not subject to collateral requirements. These contracts resulted in positions which limit the risk of increased cash collateral requirements. Certain accounts receivable and accounts payable recognized on the Companies’ Consolidated Balance Sheets, letters of credit and other forms of securities, as well as certain other long-term debt, all of which are not included in the tables below, are subject to offset under master netting or similar arrangements and would reduce the net exposure. See Note 24 for further information regarding credit-related contingent features for the Companies derivative instruments.

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in its Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
December 31, 2025
Commodity contracts:
Over-the-counter	$464	$4	$—	$460	$239	$4	$—	$235
Exchange	48	48	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	201	5	—	196	197	4	—	193
Foreign currency exchange rate contracts:
Over-the-counter	28	8	—	20	28	8	—	20
Total derivatives, subject to a master netting or similar arrangement	$741	$65	$—	$676	$464	$16	$—	$448
December 31, 2024
Commodity contracts:
Over-the-counter	$197	$20	$—	$177	$95	$14	$—	$81
Exchange	55	54	—	1	2	1	—	1
Interest rate contracts:
Over-the-counter	875	197	—	678	230	—	—	230
Foreign currency exchange rate contracts:
Over-the-counter	30	30	—	—	30	30	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,157	$301	$—	$856	$357	$45	$—	$312

(1)
Excludes derivative assets of $217 million and $242 million at Dominion Energy at December 31, 2025 and 2024, respectively, and $18 million at Virginia Power, at both December 31, 2025 and 2024, which are not subject to master netting or similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
December 31, 2025
Commodity contracts:
Over-the-counter	$38	$4	$—	$34	$6	$4	$—	$2
Exchange	173	48	125	—	—	—	—	—
Interest rate contracts:
Over-the-counter	19	5	—	14	8	4	—	4
Foreign currency exchange rate contracts:
Over-the-counter	10	8	—	2	10	8	—	2
Total derivatives, subject to a master netting or similar arrangement	$240	$65	$125	$50	$24	$16	$—	$8
December 31, 2024
Commodity contracts:
Over-the-counter	$42	$20	$—	$22	$15	$14	$—	$1
Exchange	74	54	20	—	1	1	—	—
Interest rate contracts:
Over-the-counter	197	197	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	192	30	—	162	192	30	—	162
Total derivatives, subject to a master netting or similar arrangement	$505	$301	$20	$184	$208	$45	$—	$163

(1)
Excludes derivative liabilities of $5 million and $7 million at Dominion Energy and $7 million and $17 million at Virginia Power at December 31, 2025 and 2024, respectively, which are not subject to master netting or similar arrangements.

Combined Notes to Consolidated Financial Statements, Continued

Volumes

The following table presents the volume of the Companies’ derivative activity at December 31, 2025. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	42	5	37	5
Basis(2)	217	330	164	268
Electricity (MWh in millions):
Fixed price	9	35
FTRs	40		40
Interest rate(3) (in millions)	$3,925	$6,821	$2,350	$5,750
Foreign currency exchange rate(3) (in millions)
Danish Krone	674 kr.	76 kr.	674 kr.	76 kr.
Euro	€844	€50	€844	€50

(1)
Includes options at Dominion Energy.
(2)
Includes options.
(3)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at December 31, 2025:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)			(months)			(months)
Interest rate	$(137)	$(24)	396	$32	$1	396
Total	$(137)	$(24)		$32	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$295	$98	$172	$12
Interest rate	—	3
Foreign currency exchange rate	25	10	25	10
Current derivatives under cash flow hedge accounting
Interest rate	15	—	15	—
Total current derivatives	$335	$111	$212	$22
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$434	$118	$85	$1
Interest rate	2	7
Foreign currency exchange rate	3	—	3	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	184	9	182	8
Total noncurrent derivatives	623	134	270	9
Total derivatives	$958	$245	$482	$31
At December 31, 2024
Current derivatives not under cash flow hedge accounting
Commodity	$171	$78	$84	$32
Interest rate	101	22
Foreign currency exchange rate	27	107	27	107
Current derivatives under cash flow hedge accounting
Interest rate	137	—	137	—
Total current derivatives	$436	$207	$248	$139
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$323	$45	$31	$1
Interest rate	544	175
Foreign currency exchange rate	3	85	3	85
Noncurrent derivatives under cash flow hedge accounting
Interest rate	93	—	93	—
Total noncurrent derivatives	963	305	127	86
Total derivatives	$1,399	$512	$375	$225

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income:

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Year Ended December 31, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$7	$(39)	$67	$6	$1	$66
Total	$7	$(39)	$67	$6	$1	$66
Year Ended December 31, 2024
Derivative type and location of gains (losses):
Interest rate(3)	$17	(43)	$189	$17	$—	$188
Total	$17	$(43)	$189	$17	$—	$188
Year Ended December 31, 2023
Derivative type and location of gains (losses):
Interest rate(3)	$(1)	(43)	$5	$(1)	$(1)	$4
Total	$(1)	$(43)	$5	$(1)	$(1)	$4
(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

Combined Notes to Consolidated Financial Statements, Continued

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy			Virginia Power
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(221)	$116	$707	$(59)	$140	$27
Purchased gas	(1)	—	—
Electric fuel and other energy-related purchases	246	(240)	(380)	229	(244)	(384)
Discontinued operations	—	(28)	86
Other operations & maintenance	—	—	2	—	—	2
Interest rate:
Interest and related charges	13	(3)	84
Discontinued operations	—	—	17
Total	$37	$(155)	$516	$170	$(104)	$(355)

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

Note 8. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	2025	2024	2023
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$3,012	$1,837	$2,087
Preferred stock dividends (See Note 19)	(44)	(68)	(81)
Preferred stock deemed dividends (See Note 19)	—	(10)	—
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	2,968	1,759	2,006
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(14)	$197	$(125)
Average shares of common stock outstanding – Basic	854.1	839.2	836.4
Net effect of dilutive securities(1)	1.2	0.2	0.1
Average shares of common stock outstanding – Diluted	855.3	839.4	836.5
EPS from continuing operations - Basic	$3.48	$2.09	$2.40
EPS from discontinued operations - Basic	(0.02)	0.24	(0.15)
EPS attributable to Dominion Energy - Basic	$3.46	$2.33	$2.25
EPS from continuing operations - Diluted	$3.47	$2.09	$2.40
EPS from discontinued operations - Diluted	(0.02)	0.24	(0.15)
EPS attributable to Dominion Energy - Diluted	$3.45	$2.33	$2.25

(1)
Dilutive securities for 2025 consists of forward sales agreements entered into in the first, second, and third quarter of 2025 and third and fourth quarter of 2024 with certain of these securities settling in 2025 (applying the treasury stock method). Additionally, dilutive securities for 2024 consists of certain of the forward sales agreements entered into in 2024 with certain of these securities settling in 2024 (applying the treasury stock method). Dilutive securities for 2023 consists primarily of stock potentially to be issued to satisfy the obligation under a settlement agreement with the SCDOR (applying the if converted method).

Certain of the forward sales agreements entered into in 2025 and 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the year ended December 31, 2025 and 2024 as the dilutive stock price threshold was not met. See Note 19 for additional information.

Note 9. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $181 million and $160 million at December 31, 2025 and 2024, respectively.

Decommissioning Trust Securities

The Companies hold equity and fixed income securities and cash equivalents, and Dominion Energy also holds insurance contracts, in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. The Companies’ decommissioning trust funds are summarized below:

		Dominion Energy					Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
December 31, 2025
Equity securities:(1)
U.S.	$1,107	$5,052	$(2)			$6,157	$602	$2,620	$(2)			$3,220
International	44	122	—			166	27	69	—			96
Fixed income securities:(2)
Government securities	448	—	—		$—	448	332	—	—		$—	332
Private debt funds(3)	2,143	—	—		—	2,143	1,213	—	—		—	1,213
Insurance contracts(4)	245	—	—		—	245
Cash equivalents and other(5)	7	—	—		—	7	3	—	—		—	3
Total	$3,994	$5,174	$(2)	(6)	$—	$9,166	$2,177	$2,689	$(2)	(6)	$—	$4,864
December 31, 2024
Equity securities:(1)
U.S.	$1,220	$4,157	$(4)			$5,373	$695	$2,155	$(3)			$2,847
International	52	111	—			163	34	65	—			99
Fixed income securities:(2)
Corporate debt instruments	516	6	(15)		$—	507	303	3	(12)		$—	294
Government securities	1,736	7	(39)		—	1,704	1,038	4	(18)		—	1,024
Insurance contracts(4)	239	—	—			239
Cash equivalents and other(5)	65	—	—		—	65	22	—	—		—	22
Total	$3,828	$4,281	$(58)	(6)	$—	$8,051	$2,092	$2,227	$(33)	(6)	$—	$4,286

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
(3)
These private debt funds are generally structured without an explicit termination date. The Companies’ withdrawal and redemption rights begin after an initial multiyear lock-up period. Unless otherwise elected, distributions of income, profits and capital are generally reinvested in the underlying funds. The Companies may elect to receive a portion of future income as cash distributions, subject to fund liquidity restrictions. Generally, the Companies’ interests can be sold in the secondary markets subject to the approval of the general partner. Secondary markets tend to be less liquid especially during periods of market stress.
(4)
Includes company owned life insurance contracts measured at cash surrender value.
(5)
Dominion Energy includes pending purchases of securities of $40 million and pending sales of securities of $35 million at December 31, 2025 and 2024, respectively. Virginia Power includes pending sales of securities of $3 million and $22 million at December 31, 2025 and 2024, respectively.
(6)
Dominion Energy’s fair value of securities in an unrealized loss position was $48 million and $1.4 billion at December 31, 2025 and 2024, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $3 million and $796 million at December 31, 2025 and 2024, respectively.

The portion of unrealized gains and losses that relates to equity securities held within Dominion Energy and Virginia Power’s nuclear decommissioning trusts is summarized below:

	Dominion Energy
Year Ended December 31,	2025	2024	2023
(millions)
Net gains (losses) recognized during the period	$913	$1,020	$811
Less: Net (gains) losses recognized during the period on securities sold during the period	(4)	(16)	(7)
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$909	$1,004	$804

(1) Included in other income (expense) and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

	Virginia Power
Year Ended December 31,	2025	2024	2023
(millions)
Net gains (losses) recognized during the period	$479	$532	$420
Less: Net (gains) losses recognized during the period on securities sold during the period	(8)	(11)	7
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$471	$521	$427

(1) Included in other income (expense) and the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Combined Notes to Consolidated Financial Statements, Continued

The fair value of Dominion Energy and Virginia Power’s fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at December 31, 2025 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	—	—
Due after one year through five years	25	—
Due after five years through ten years	10	—
Due after ten years	413	332
Total	$448	$332

Presented below is selected information regarding Dominion Energy and Virginia Power’s equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
Year Ended December 31,	2025	2024	2023
(millions)
Proceeds from sales	$10,492	$3,072	$2,966
Realized gains(1)	110	106	92
Realized losses(1)	103	128	169
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

	Virginia Power
Year Ended December 31,	2025	2024	2023
(millions)
Proceeds from sales	$5,741	$1,925	$1,876
Realized gains(1)	74	67	50
Realized losses(1)	71	88	99

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability as discussed in Note 2.

Equity Method Investments

Investments that Dominion Energy accounts for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
At December 31,		2025	2024
(millions)
Align RNG	50%	$92	$91	Renewable natural gas
Dominion Privatization	50%	20	27	Military electric and gas
Other(1)(2)	various	20	20
Total		$132	$138
(1)
Dominion Energy’s Consolidated Balance Sheets include a liability associated with its investment in Atlantic Coast Pipeline of $4 million and $7 million at December 31, 2025 and 2024, respectively, presented in other current liabilities. See discussion below for additional information.
(2)
Includes an inconsequential amount at December 31, 2025 related to Valley Link.

Dominion Energy recorded equity earnings (losses) on its investments of $(6) million, $3 million and $(26) million for the years ended December 31, 2025, 2024 and 2023, respectively, in other income (expense) in its Consolidated Statements of Income. In addition, Dominion Energy recorded equity earnings (losses) of $(6) million, $(12) million and $235 million for the years ended December 31, 2025, 2024 and 2023, respectively, in discontinued operations including amounts related to its investments in Cove Point (through September 2023) and Atlantic Coast Pipeline discussed below. Dominion Energy received distributions from these investments of $6 million, $140 million and $245 million for the years ended December 31, 2025, 2024 and 2023, respectively. At both December 31, 2025 and 2024, the net difference between the carrying amount of Dominion Energy’s investments and its share of underlying equity in net assets was $5 million, which is attributable to capitalized interest.

Cove Point

Prior to the completion of the sale to BHE in September 2023, Dominion held a 50% noncontrolling limited partnership interest in Cove Point which was accounted for as an equity method investment as Dominion Energy had the ability to exercise significant influence over, but not control, Cove Point.

Dominion Energy recorded distributions from Cove Point of $227 million for the year ended December 31, 2023. Dominion Energy made no contributions to Cove Point for the year ended December 31, 2023.

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

Dominion Energy recorded earnings (losses) on equity method investees of $(6) million ($(4) million after-tax), $(13) million ($(10) million after-tax) and $15 million ($11 million after-tax) for the years ended December 31, 2025, 2024 and 2023, respectively. In connection with Dominion Energy’s decision to sell substantially all of its gas transmission and storage operations, Dominion Energy has reflected the results of its equity method investment in Atlantic Coast Pipeline as discontinued operations in its Consolidated Statements of Income. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at December 31, 2025 and 2024 include a liability of $4 million and $7 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

Dominion Energy recorded contributions of $10 million, $12 million and $95 million during the years ended December 31, 2025, 2024 and 2023, respectively, to Atlantic Coast Pipeline.

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

Align RNG

In 2025, Dominion Energy entered into and completed the acquisition of tax credits from Align RNG for a total cost of approximately $13 million.

In the fourth quarter of 2023, Dominion Energy reflected its share of an impairment of certain property, plant and equipment at Align RNG totaling $35 million ($26 million after-tax) in other income (expense) in its Consolidated Statements of Income. All activity related to Align RNG is reflected within Contracted Energy.

Dominion Privatization

In February 2024, Dominion Energy received a distribution of $126 million from Dominion Privatization, which was accounted for as a return of an investment. Additionally, at December 31, 2025, Dominion Privatization had a credit facility with Dominion Energy with a maximum capacity of $50 million, of which Dominion Privatization had $10 million of borrowings outstanding reflected in other receivables in Dominion Energy’s Consolidated Balance Sheet.

Note 10. Property, Plant And Equipment

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

	Dominion Energy		Virginia Power
At December 31,	2025	2024	2025	2024
(millions)
Utility:
Generation	$28,091	$26,854	$20,859	$20,219
Transmission	19,609	17,856	17,164	15,514
Distribution	25,515	23,572	18,784	17,261
Nuclear fuel	2,439	2,393	1,936	1,823
General and other	1,981	1,865	1,171	1,134
Plant under construction(1)	19,199	13,816	18,382	12,826
Total utility	96,834	86,356	78,296	68,777
Non-jurisdictional - including plant under construction	1,815	1,763	1,815	1,763
Nonutility:
Nonregulated generation- nuclear	2,027	1,962	—	—
Nonregulated generation-solar	1,594	1,207	—	—
Nuclear fuel	1,018	1,173	—	—
Renewable natural gas	1,734	—
Other-including plant under construction	1,293	2,383	10	10
Total nonutility	7,666	6,725	10	10
Total property, plant and equipment	$106,315	$94,844	$80,121	$70,550
(1)
Includes $8.6 billion and $5.8 billion of costs associated with the CVOW Commercial Project at December 31, 2025 and 2024, respectively. The amounts at December 31, 2025 and 2024 are net of $721 million and $206 million, respectively, of costs not expected to be recovered from customers.

Combined Notes to Consolidated Financial Statements, Continued

Jointly-Owned Power Stations

The Companies’ proportionate share of jointly-owned power stations at December 31, 2025 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)	Summer Unit 1 (2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%	66.7%
Plant in service	1,094	3,051	618	1,549	1,580
Accumulated depreciation	(782)	(1,451)	(326)	(661)	(775)
Nuclear fuel	—	835	—	466	503
Accumulated amortization of nuclear fuel	—	(644)	—	(352)	(307)
Plant under construction	16	529	13	96	55

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

Canadys Station

As discussed in Note 13, in December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. At December 31, 2025, Dominion Energy’s Consolidated Balance Sheet includes $10 million within plant under construction reflected in property, plant and equipment for its share of the total costs.

CVOW Commercial Project – Estimated Total Project Cost

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The Virginia Commission provided such approvals in August 2022, as revised for certain provisions related to rider recovery in December 2022. The majority of turbines comprising the 2.6 GW project are expected to be placed in service by the end of 2026 with the remainder in early 2027. The estimated total project cost is approximately $11.5 billion (excluding financing costs) which reflects a temporary suspension of work order and an estimated impact of certain tariffs which became effective during 2025 as well as the previously included revised estimate of network upgrade costs assigned by PJM to the CVOW Commercial Project. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost reflects an increase of $0.2 billion, relative to Virginia Power’s October 2025 Rider OSW filing, associated with projected installation timeline changes arising from the temporary suspension of work from the BOEM Director’s Order issued in December 2025 until a preliminary injunction was granted by the U.S District Court for the Eastern District of Virginia in January 2026, which allowed work to resume. The estimated total project costs also include $0.6 billion of tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries and on equipment expected to be delivered from March 2025 through early 2027 that contains steel. Such amount is inclusive of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling on February 20, 2026. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

As previously considered in Virginia Power’s February 2025 construction update filing, the expected total project cost reflects projections for onshore electrical interconnection costs and network upgrade costs assigned to the project by PJM, specifically incorporating consideration of PJM’s December 2024 publication of potential transmission network upgrades required for certain generation projects and related cost allocations, including those attributable to the CVOW Commercial Project. Relative to Virginia Power’s November 2024 Rider OSW filing, the estimated total project cost reflects an approximately $0.6 billion increase for such onshore and network upgrade costs and an approximately $0.3 billion increase for increased contingency for remaining construction activities, completion of the removal of unexploded ordnance, undersea cable protection system design enhancements, commodity prices for transportation fuel, updates for sea fastener fabrication and installation and other construction and equipment supplier costs. Virginia Power has entered into fixed price contracts for the major offshore construction and equipment components. The contracts include services denominated in currencies other than the U.S. dollar, for which Virginia Power has entered forward contracts to economically hedge.

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

As a result of the revised total project cost estimates and cost sharing mechanism, during 2025 Virginia Power recorded charges for costs not expected to be recovered from customers of $515 million within impairments of assets and other charges, which includes $257 million attributable to noncontrolling interests, and an associated income tax benefit of $66 million, in addition to recording in the fourth quarter of 2024 a $206 million charge within impairments of assets and other charges, which includes $103 million attributable to noncontrolling interests, and an associated income tax benefit of $26 million, all reflected in the Corporate and Other segment, in the Companies’

Consolidated Statements of Income. The Companies are currently unable to estimate the expected impact of the ruling issued by the U.S. Supreme Court on February 20, 2026, on its financial position, results of operations and/or cash flows.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations and litigation ruled on by the U.S. Supreme Court on February 20, 2026, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.  Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms described above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Sale of Noncontrolling Interest in CVOW Commercial Project

In February 2024, Virginia Power entered into an agreement to sell a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the formation of OSWP. In October 2024, Virginia Power and Stonepeak closed on the agreement following the receipt of consent by BOEM and satisfaction of other customary closing and regulatory conditions. Consistent with the terms of the agreement, Virginia Power contributed the CVOW Commercial Project and Stonepeak contributed cash to OSWP. The contribution of the CVOW Commercial Project required approvals from the Virginia and North Carolina Commissions, which were received in September 2024. At closing, Virginia Power received $2.6 billion, prior to consideration of customary post-closing adjustments, representing 50% of the CVOW Commercial Project construction costs incurred through closing, less an initial withholding of $145 million. If the total project costs of the CVOW Commercial Project are $9.8 billion, excluding financing costs, or less Virginia Power shall receive $100 million of the initial withholding. Such amount is subject to downward adjustment with Virginia Power receiving no withheld amounts if the total costs, excluding financing costs, of the CVOW Commercial Project exceed $11.3 billion.

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
(1)
Includes acquisition costs.
(2)
Madison was reflected in the Corporate and Other segment before its sale in April 2024. See Note 3 for discussion.
(3)
In January 2023, Dominion Energy terminated its agreement, without penalty, to acquire Hardin II.
(4)
Dominion Energy is claiming production tax credits on the energy generated and sold by these projects.

In addition to the facilities discussed above, Dominion Energy has also entered into various agreements to install solar facilities (reflected in the Corporate and Other segment), primarily at schools in Virginia. For the year ended December 31, 2025, Dominion Energy placed in service solar facilities with an aggregate generation capacity of 4 MW at a cost of $9 million and anticipates placing additional

Combined Notes to Consolidated Financial Statements, Continued

facilities in service by the end of 2026 with an estimated total projected cost of approximately $10 million and an aggregate generation capacity of 4 MW. Dominion Energy has claimed or expects to claim federal investment tax credits on the projects.

Acquisition of Early Stage Generation Facility

In November 2025, Virginia Power entered into and closed on an agreement to acquire approximately 1,200 acres of land in Virginia and associated electric generation project assets in the early stages of development for $113 million. Under the terms of the agreement, $13 million of the purchase price was paid at closing with the remainder to be paid periodically through 2028. At December 31, 2025, Virginia Power’s Consolidated Balance Sheet includes $25 million in other current liabilities and $75 million in other deferred credits and other liabilities.

Regulated Solar Development Projects

In December 2025 and February 2026, Virginia Power entered into two separate agreements related to the development of certain solar generation facilities. Under the terms of the agreements, Virginia Power will acquire the solar generation facilities following the completion of construction at a purchase price based on the installed capacity, which Virginia Power estimates will be approximately $1.3 billion in aggregate. The solar generation facilities are expected to be completed in 2029 with an aggregate generation capacity of approximately 400 MW. Virginia Power expects to recover the cost of these solar generation facilities through Rider CE.

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

In 2023, Dominion Energy recorded a charge of $93 million ($69 million after-tax) in impairment of assets and other charges in its Consolidated Statements of Income to adjust a corporate office building down to its estimated fair value, using a market approach, of $35 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. Dominion Energy completed the sale in July 2024.

All activity related to the sales of these corporate office buildings is reflected in the Corporate and Other segment.

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

Sale of Utility Property

In 2023, Dominion Energy completed the sales of certain utility property in South Carolina, as approved by the South Carolina Commission in February 2023, for total cash consideration of $12 million. In connection with the sales, Dominion Energy recognized a gain of $11 million ($8 million after-tax), recorded in other operations and maintenance expense in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the year ended December 31, 2023.

Note 11. Goodwill and Intangible Assets

Goodwill

The changes in Dominion Energy’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Total
(millions)
Balance at December 31, 2023(1)	$2,106	$1,521	$516	$—	$4,143
No events affecting goodwill	—	—	—	—	—
Balance at December 31, 2024(1)	$2,106	$1,521	$516	$—	$4,143
No events affecting goodwill	—	—	—	—	—
Balance at December 31, 2025(1)	$2,106	$1,521	$516	$—	$4,143

(1)
Goodwill amounts do not contain any accumulated impairment losses.

Other Intangible Assets

The Companies’ other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy’s amortization expense for software, licenses and other intangible assets was $111 million, $87 million and $160 million for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, Dominion Energy acquired $962 million of intangible assets, primarily representing renewable energy credits and software, with an estimated weighted-average amortization period of approximately 4 years. Amortization expense for Virginia Power’s software, licenses and other intangible assets was $74 million, $51 million and $123 million for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, Virginia Power acquired $872 million of intangible assets, primarily representing renewable energy credits and software, with an estimated weighted-average amortization period of 3 years.

The components of intangible assets are as follows:

	2025		2024
At December 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion Energy
Software, licenses and other	$1,950	$820	$1,645	$708
Renewable energy credits(1)	552	—	199	—
Virginia Power
Software, licenses and other	$1,125	$365	$911	$291
Renewable energy credits(1)	550	—	198	—

(1)
Includes $342 million and $370 million of renewable energy credits consumed and retired in 2025 and 2024, respectively. All amounts for renewable energy credits were deferred to regulatory assets upon consumption.

Annual amortization expense for intangible assets, excluding renewable energy credits which are deferred to regulatory assets, is estimated to be as follows:

(millions)	2026	2027	2028	2029	2030
Dominion Energy	$107	$97	$84	$72	$46
Virginia Power	70	65	56	50	31

Combined Notes to Consolidated Financial Statements, Continued

Note 12. Regulatory Assets And Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
At December 31,	2025	2024	2025	2024
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$213	$38	$174	$3
Securitized cost of fuel used in electric generation(2)	125	124	125	124
Riders OSW and CE(3)	23	7	23	7
Other deferred rider costs for Virginia electric utility(4)	445	286	445	286
Ash pond and landfill closure costs(5)	164	108	164	108
Deferred nuclear refueling outage costs(6)	101	97	101	80
NND Project costs(7)	138	138
Derivatives(8)	3	8	—	6
Other	168	186	78	83
Regulatory assets-current	1,380	992	1,110	697
Unrecognized pension and other postretirement benefit costs(9)	527	486	—	—
Riders OSW and CE(3)	287	117	287	117
Other deferred rider costs for Virginia electric utility(4)	338	534	338	534
Interest rate hedges(10)	165	167	—	—
AROs and related funding(11)	385	387
NND Project costs(7)	1,672	1,811
CCR remediation, ash pond and landfill closure costs(5)	2,868	2,898	2,510	2,560
Deferred cost of fuel used in electric generation(1)	391	—	391	—
Securitized cost of fuel used in electric generation(2)	868	1,040	868	1,040
Derivatives(8)	33	182	—	148
Other	742	666	132	138
Regulatory assets-noncurrent	8,276	8,288	4,526	4,537
Total regulatory assets	$9,656	$9,280	$5,636	$5,234
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	3	92	3	92
Provision for future cost of removal and AROs(12)	101	119	101	119
Reserve for rate credits to electric utility customers(13)	34	73	—	—
Income taxes refundable through future rates(14)	110	88	77	64
Monetization of guarantee settlement(15)	67	67
Derivatives(8)	158	51	135	30
Other	69	89	58	80
Regulatory liabilities-current	542	579	374	385
Income taxes refundable through future rates(14)	2,854	2,988	2,046	2,168
Provision for future cost of removal and AROs(12)	1,950	1,809	1,346	1,210
Nuclear decommissioning trust(16)	2,494	2,115	2,494	2,115
Monetization of guarantee settlement(15)	501	568
Interest rate hedges(10)	461	406	461	406
Reserve for rate credits to electric utility customers(13)	128	161	—	—
Overrecovered other postretirement benefit costs(17)	209	183
Derivatives(8)	228	248	31	25
Other	247	283	152	215
Regulatory liabilities-noncurrent	9,072	8,761	6,530	6,139
Total regulatory liabilities	$9,614	$9,340	$6,904	$6,524

(1)
Reflects deferred fuel expenses as well as, beginning in June 2025, deferred electric capacity expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations. In February 2024, Virginia Power completed a securitization of $1.3 billion of under-recovered fuel costs for its Virginia service territory. See Note 18 for additional information.
(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024, which are being amortized into electric fuel and other energy-related purchases. See Note 18 for additional information.
(3)
Deferred balances for Riders OSW and CE include amounts for shortfall or excess in energy sales, capacity revenue, renewable energy credits and production tax credits as such customer benefit amounts are included as a component, including an equity return, of the revenue requirements associated with each rate adjustment clause. In addition, the deferred Rider OSW balance at December 31, 2025 includes $4 million for future decommissioning activities.
(4)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. In 2023, Virginia Power recorded a charge of $36 million ($27 million after-tax), included in impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment), for the write-off of certain previously deferred amounts related to rate adjustment clauses associated with the recovery of costs related to Bear Garden, Virginia City Hybrid Energy Center and Warren County in connection with the cessation of such riders effective July 2023. See Note 13 for additional information.
(5)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing

December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 14.
(6)
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
(10)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years for both Dominion Energy and Virginia Power at December 31, 2025.
(11)
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
(12)
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
(15)
Reflects amounts to be refunded to DESC electric service customers over a 20-year period ending in 2039 associated with the monetization of a bankruptcy settlement agreement.
(16)
Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses, changes in fair value and taxes thereon, as applicable) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.
(17)
Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

At December 31, 2025, Dominion Energy and Virginia Power regulatory assets include $5.8 billion and $4.1 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Combined Notes to Consolidated Financial Statements, Continued

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

The legislation provides that the Virginia Commission will establish an authorized ROE of 9.70% for Virginia Power in the 2023 Biennial Review, reflecting the average authorized ROE of vertically integrated electric utilities by the applicable regulatory commissions in the peer group jurisdictions of Florida, Georgia, Texas, Tennessee, West Virginia, Kentucky and North Carolina. Subsequent to the 2023 Biennial Review, all provisions related to this peer group benchmarking expire and the Virginia Commission is authorized to utilize any methodology it deems to be consistent with the public interest to make future ROE determinations. In all biennial reviews following the 2023 Biennial Review, if the Virginia Commission determines that Virginia Power’s existing base rates will, on a going-forward basis, produce revenues that are either in excess of or below its authorized rate of return, the Virginia Commission is authorized to reduce or increase such base rates, as applicable and necessary, to ensure that Virginia Power’s base rates are just and reasonable while still allowing Virginia Power to recover its costs and earn a fair rate of return. In addition, beginning with the 2025 Biennial Review, the Virginia Commission may, at its discretion, increase or decrease Virginia Power’s authorized ROE by up to 50 basis points based on factors that may include reliability, generating plant performance, customer service and operating efficiency, with the provisions applying to such adjustments to be determined in a future proceeding.

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

Combined Notes to Consolidated Financial Statements, Continued

Virginia Regulation – Key Developments

2025 Biennial Review

In March 2025, Virginia Power filed its base rate case and accompanying schedules in support of the 2025 Biennial Review in accordance with legislation enacted in Virginia in April 2023. Virginia Power’s earnings test analysis, as filed, demonstrated it earned a combined ROE of 7.77% on its generation and distribution services for the test period, compared to the ROE of 9.70% authorized by the Virginia Commission. Virginia Power proposed a base rate increase of $822 million effective January 2026 with an incremental base rate increase of $345 million effective January 2027. Virginia Power submitted an update in August 2025 for a proposed base rate increase of $706 million effective January 2026 with an incremental base rate increase of $256 million effective January 2027 to reflect FERC’s approval of a price cap and floor for certain PJM capacity auctions. Alternatively, Virginia Power proposed to include purchased electric capacity expenses as a component of fuel expenses instead of base rates. If the move had been approved, Virginia Power’s proposed base rate increase would have been $458 million effective January 2026 with an incremental base rate increase of $173 million effective January 2027. The base rate proposals reflect necessary investments in assets and operating resources, including the impact of significant inflationary pressures on labor, materials and equipment since the 2023 Biennial Review, required to reliably serve a growing customer base. The proposed base rates reflect an ROE of 10.40% utilizing a common equity capitalization to total capitalization ratio of 52.10%. The ROE authorized by the Virginia Commission will be applied to Virginia Power’s riders prospectively and will also be utilized to measure base rate earnings for the 2027 Biennial Review.

In November 2025, the Virginia Commission approved a base rate increase of $566 million effective January 2026 with an incremental base rate increase of $210 million effective January 2027, but did not approve Virginia Power’s proposal to include purchased electric capacity expenses as a component of fuel expenses instead of base rates. The Virginia Commission also authorized an ROE of 9.80% for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings for the 2027 Biennial Review.

Virginia Fuel Expenses

In March 2025, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.6 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2025 and a projected $205 million under-recovered balance at June 30, 2025. Virginia Power proposed to include purchased electric capacity expenses as a component of fuel expenses, consistent with its filing in the 2025 Biennial Review. In addition to the projected energy-related fuel expense, Virginia Power projects $120 million of purchased electric capacity expense to be incurred with PJM from January 1, 2026 to June 30, 2026. Virginia Power’s proposed fuel rate, including purchased electric capacity expense, represents a fuel revenue increase of $860 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2025. In May 2025, the Virginia Commission ordered that Virginia Power’s proposed total fuel factor rate, excluding the purchased electric capacity expense component, be placed into effect on an interim basis beginning July 1, 2025. In February 2026, the Virginia Commission approved a fuel factor rate, excluding a purchased electric capacity expense component, representing an increase in fuel revenue of $739 million when applied to projected kilowatt-hour sales for the rate year beginning July 1, 2025.

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

Chesterfield Energy Reliability Center

In March 2025, Virginia Power filed a petition with the Virginia Commission for a CPCN to construct and operate the Chesterfield Energy Reliability Center. The project is expected to cost approximately $1.5 billion in the aggregate, excluding financing costs, have a generating capacity of 944 MW and be placed into service in 2029. In November 2025, the Virginia Commission approved the petition. In December 2025, the Virginia Commission issued an order suspending its previous order and granting reconsideration of the petition. In February 2026, the Virginia

Commission denied the reconsideration petition and affirmed its November 2025 approval. In February 2026, an appeal was filed with the Supreme Court of Virginia. This matter is pending.

Riders

Significant riders associated with various Virginia Power projects are as follows:

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) Over Previous Year (millions)
Rider CCR	April 2025	December 2025	January 2026	166	63
Rider CE(2)	October 2024	April 2025	May 2025	182	49
Rider CE(3)	October 2025	Pending	May 2026	325	143
Rider DIST(4)	August 2024	May 2025	June 2025	267	N/A
Rider DIST(5)	August 2025	Pending	June 2026	333	66
Rider GEN	June 2024	February 2025	April 2025	438	N/A
Rider GEN	June 2024	February 2025	April 2026	311	(127)
Rider OSW(6)	November 2024	August 2025	September 2025	639	153
Rider OSW	October 2025	Pending	September 2026	665	26
Rider RPS	December 2024	August 2025	September 2025	609	251
Rider RPS	December 2025	Pending	September 2026	442	(167)
Rider SNA(7)	October 2024	July 2025	September 2025	207	138
Rider SNA	October 2025	Pending	September 2026	233	26
Rider T1(8)	May 2025	August 2025	September 2025	1,343	173
DSM Riders(9)	December 2024	August 2025	September 2025	96	10
DSM Riders(10)	December 2025	Pending	September 2026	114	18

(1)
In addition, Virginia Power has riders associated with other projects with an aggregate total annual revenue requirement of approximately $54 million at December 31, 2025 and pending applications associated with such riders, including the Chesterfield Energy Reliability Center described above, which if approved, would result in a net increase of approximately $50 million.
(2)
Associated with two solar generation projects, two small-scale solar projects and 19 purchased power agreements in addition to previously approved Rider CE projects.
(3)
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
(4)
Rider DIST consists of $100 million in total revenue requirement for certain previously approved electric distribution grid transformation projects and $167 million for previously approved phases and proposed phase eight of certain new underground distribution facilities.
(5)
This application includes $120 million in total revenue requirement for certain previously approved electric distribution grid transformation projects, $178 million for previously approved phases and proposed phase nine of certain new underground distribution facilities and $35 million for certain previously approved rural broadband capacity projects, including $25 million being collected under a rider associated with rural broadband capacity. If approved, the rider associated with the rural broadband capacity projects would be consolidated into Rider DIST and separate collection of rates under the rural broadband rider would cease effective June 1, 2026.
(6)
The Virginia Commission also approved the establishment of a decommissioning trust fund associated with the CVOW Commercial Project. As a result, the applicable amount included within the total revenue requirement for Rider OSW will be allocated for such purposes.
(7)
The Virginia Commission also approved Virginia Power’s request for cost recovery of approximately $1.7 billion through Rider SNA for the second phase of the nuclear life extension program which includes investments for calendar years 2025 through 2027.
(8)
Consists of $561 million for the transmission component of Virginia Power’s base rates and $782 million for Rider T1.
(9)
Associated with three redesigned energy efficiency programs and one new and two redesigned demand response programs with a $218 million cost cap, with the ability to exceed the cost cap by no more than 15%.
(10)
Associated with two redesigned energy efficiency programs and seven new demand response programs with a $221 million cost cap, with the ability to exceed the cost cap by no more than 15%. Also in December 2025, Virginia Power filed a petition requesting Virginia Commission approval to conduct a pilot program to evaluate methods to optimize system demand through various technology applications and distributed energy resources, including the establishment of a VPP, as required by the Community Energy Act. In its petition, Virginia Power seeks to utilize certain programs previously approved by the Virginia Commission and incorporate newly proposed programs associated with the DSM Riders. The DSM Riders cost cap includes $64 million associated with the proposed VPP pilot program. The Virginia Commission has consolidated the DSM Riders and VPP pilot program petitions. This matter is pending.

Combined Notes to Consolidated Financial Statements, Continued

Electric Transmission Projects

Significant Virginia Power electric transmission projects approved or applied for are as follows:

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Aspen and Golden substations, transmission lines and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	500- 230 kV	10	705
Construct new Apollo-Twin Creeks transmission lines, new substations and related projects in Loudoun County, Virginia	March 2024	February 2025(2)	230 kV	2	285
Rebuild and construct new Fentress-Yadkin transmission lines and related projects in the City of Chesapeake, Virginia	June 2024	February 2025	500 kV	14	205
Partial rebuild, reconductor and construct new Network Takeoff transmission lines and related projects in the Counties of Fairfax and Loudoun, Virginia	July 2024	March 2025	230 kV	6	170
Rebuild Aquia Harbor-Possum Point transmission lines and related projects in the Counties of Stafford and Prince William and the City of Fredericksburg, Virginia	August 2024	March 2025	500- 230 kV	32	210
Partial rebuild, reconductor and construct new New Post transmission lines and related projects in the Counties of Caroline and Spotsylvania, Virginia	August 2024	May 2025	230 kV	38	120
Construct new Centreport transmission line, substation and related projects in Stafford County, Virginia	September 2024	June 2025	230 kV	3	55
Partial rebuild and construct new Meadowville transmission lines, substations and related projects in Chesterfield County, Virginia	October 2024	June 2025	230 kV	11	190
Construct new Carmel Church and Ruther Glen transmission lines, substations and related projects in Caroline County, Virginia	December 2024	September 2025	230 kV	7	85
Construct new Nebula transmission lines, substation and related projects in Mecklenburg County, Virginia	January 2025	October 2025	230 kV	15	130
Construct new Culpeper Technology transmission lines, substations and related projects in the Counties of Culpeper, Orange and Fauquier and the Town of Culpeper, Virginia	February 2025	Pending	230 kV	13	255
Construct new Technology Boulevard transmission lines, substation and related projects in Henrico County, Virginia	March 2025	February 2026	230 kV	5	60
Construct new Hornbaker transmission lines, switching station and related projects in Prince William County, Virginia	March 2025	December 2025	230 kV	5	95
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	Pending	500- 230 kV	11	525
Construct Duval-Midlothian transmission lines, substation and related projects in Chesterfield County, Virginia	April 2025	February 2026	230 kV	7	125
Rebuild Chickahominy-Elmont transmission line, new future transmission line and related projects in the Counties of Charles City, Henrico and Hanover, Virginia	May 2025	January 2026	500- 230 kV	28	190
Rebuild Septa-Yadkin transmission line, partial rebuild of Suffolk-Thrasher transmission line and related projects in Isle of Wight County and the Cities of Chesapeake and Suffolk, Virginia	June 2025	December 2025	500- 230 kV	33	250
Partial rebuild Chesterfield-Lanexa transmission lines in the Counties of Henrico, Charles City and New Kent, Virginia	September 2025	Pending	230- 115 kV	58	150
Rebuild Charlottesville-Dooms transmission lines in the Counties of Albemarle and Augusta and the City of Charlottesville, Virginia	October 2025	Pending	230 kV	22	125
Construct West Creek transmission line, substation and related projects in the County of Goochland, Virginia	January 2026	Pending	230 kV	7	100

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had various other transmission projects approved during 2025 with aggregate cost estimates of approximately $65 million.
(2)
The final order of the Virginia Commission was appealed to the Supreme Court of Virginia. In February 2026, the Supreme Court of Virginia affirmed the Virginia Commission’s final order.

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

Virginia Regulation – Key Development Affecting 2024

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

North Carolina Regulation

Virginia Power Fuel Filing

In August 2025, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates. In October 2025, Virginia Power subsequently updated its annual filing following a change in law which provides for recovery of purchased electric capacity expenses as a component of fuel. Virginia Power proposed a total $49 million increase to the fuel component of its electric rates. In January 2026, the North Carolina Commission approved a total $48 million increase to the fuel component of Virginia Power’s electric rates for the rate year beginning February 1, 2026.

South Carolina Regulation

Electric Base Rate Case

In January 2026, DESC filed its retail electric base rate case and schedules with the South Carolina Commission. DESC proposed a non-fuel, base rate increase of $331 million, partially offset by a net decrease in storm damage and DSM components of $9 million. If approved, the overall proposed rate increase of $322 million, or 12.7%, would be effective on and after the first billing cycle of July 2026. The base rate increase was proposed to recover the continued investment in assets and operating resources required to serve DESC’s rapidly expanding customer base and evolving customer needs, while maintaining the safety, reliability, resiliency and efficiency of its system, and to meet increasingly stringent reliability, security and environmental requirements. DESC presented an ROE of 4.78% based upon a fully-adjusted test period. The proposed rates would provide for an earned ROE of 10.50% compared to the currently authorized ROE of 9.94%. This matter is pending.

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

In February 2026, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2026. In addition, DESC proposed an update to its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $36 million. This matter is pending.

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

In January 2026, DESC filed an application with the South Carolina Commission seeking approval to recover $54 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2026. This matter is pending.

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. If approved, Canadys Station and related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers. This matter is pending.

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

Combined Notes to Consolidated Financial Statements, Continued

terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2025. In September 2025, the South Carolina Commission approved a total revenue requirement of $594 million, representing a $15 million base rate increase after certain adjustments, effective with the first billing cycle of November 2025.

South Carolina Regulation - Key Development affecting 2024

Electric Base Rate Case

In the third quarter of 2024, Dominion Energy recorded a charge of $58 million ($44 million after tax) (reflected within the Corporate and Other segment), including $50 million to write down certain materials and supplies inventory presented within impairment of assets and other charges, in connection with the electric base rate case filed in March 2024 in South Carolina.

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

The changes to AROs during 2024 and 2025 were as follows:

(millions)	Dominion Energy	Virginia Power
AROs at December 31, 2023	$6,075	$4,653
Obligations incurred during the period(1)	1,126	469
Obligations settled during the period	(347)	(259)
Revisions in estimated cash flows(2)	300	342
Accretion	272	192
AROs at December 31, 2024(3)	$7,426	$5,397
Obligations incurred during the period(4)	252	195
Obligations settled during the period	(351)	(307)
Revisions in estimated cash flows(5)	(69)	(32)
Accretion	329	227
AROs at December 31, 2025(3)	$7,587	$5,480

(1)
Primarily reflects AROs related to CCR remediation as discussed below.
(2)
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
(3)
Includes $352 million and $383 million reported in other current liabilities for Dominion Energy at December 31, 2024 and 2025, respectively.
(4)
Primarily reflects obligations incurred during construction of the CVOW Commercial Project.
(5)
Primarily reflects revisions for expected costs related to the completion of a nuclear decommissioning cost study for Summer resulting in a downward adjustment of $37 million and for Virginia Power’s future ash pond and landfill closure costs discussed below.

Dominion Energy’s AROs at both December 31, 2025 and 2024, include $2.6 billion, with $1.5 billion and $1.4 billion recorded by Virginia Power at December 31, 2025 and 2024, respectively, related to the future decommissioning of their nuclear facilities. The Companies have established trusts dedicated to funding the future decommissioning activities. At December 31, 2025 and 2024, the aggregate fair value of Dominion Energy’s trusts, consisting primarily of private debt funds and equity securities, totaled $9.2 billion and $8.1 billion, respectively. At December 31, 2025 and 2024, the aggregate fair value of Virginia Power’s trusts, consisting primarily of private debt funds and equity securities, totaled $4.9 billion and $4.3 billion, respectively.

AROs at December 31, 2025 and 2024 also include $889 million, with $441 million recorded at Virginia Power, and $828 million, with $404 million recorded at Virginia Power, respectively, related to Dominion Energy’s CCR remediation activities. In May 2024, the EPA released a final rule to regulate inactive surface impoundments located at retired generating stations that contained CCR and liquids after October 2015, and certain other inactive or previously closed surface impoundments, landfills or other areas that contain accumulations of CCR. Dominion Energy believes that it may have inactive or closed units or areas that could be subject to the final rule at up to 19 different stations, including 12 at Virginia Power. In 2025, Virginia Power increased its ARO by $16 million to reflect an obligation incurred related to updated information concerning one facility with a corresponding increase recorded primarily to a regulatory asset for amounts recoverable through retail electric rates, including riders, for an electric generation station that has been retired. In 2024, Dominion Energy and Virginia Power recorded an increase to their AROs of $1.1 billion and $420 million, respectively, with a corresponding increase of $536 million and $234 million, respectively, to regulatory assets for amounts recoverable through retail electric rates, including riders, for electric generation stations that have been retired, $505 million and $152 million, respectively, to property, plant and equipment for amounts recoverable for electric generation stations that are currently in service and $34 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers at Virginia Power. Subsequently in 2024, Dominion Energy recorded an adjustment to decrease the ARO and related property, plant and equipment by $215 million to reflect updated information concerning one facility. The actual AROs related to CCRs may vary substantially from the estimates used to record the obligation.

In addition, AROs at December 31, 2025 and 2024 include $3.1 billion and $3.2 billion, respectively, related to Virginia Power’s future ash pond and landfill closure costs. In 2025, Virginia Power revised its estimated cash flow projections associated with ash pond and landfill closure costs at certain of its utility generation facilities attributable to changes in the scheduling of certain projects and as a result recorded a decrease to its AROs of $31 million with a corresponding decrease recorded primarily to regulatory assets for amounts recoverable through riders. In 2024, Virginia Power revised its estimated cash flow projections associated with ash pond and landfill closure costs at certain of its utility generation facilities attributable to changes in the scheduling of certain projects and as a result recorded a decrease to its AROs of $64 million with a corresponding decrease of $56 million to regulatory assets for amounts recoverable through riders and $8 million to other deferred charges and other assets for amounts associated with nonjurisdictional customers. Regulatory mechanisms, primarily associated with legislation enacted in Virginia in 2019, provide for recovery of costs to be incurred. See Note 12 for additional information.

AROs at December 31, 2025 and 2024 also include $220 million and $38 million, respectively, related to the decommissioning of the CVOW Commercial Project. As discussed in Note 13, a decommissioning trust fund, funded by the revenue requirement included in Rider OSW, has been approved to provide for the costs of future decommissioning activities.

Asset Retirement Obligations - Key Development Affecting 2023

In 2023, Dominion Energy reevaluated its estimated cash flows associated with Millstone Unit 1, concurrent with a revision in the timing of expected cash flows associated with the expected approval of a 20-year useful life extension of Millstone Units 2 and 3. This resulted in an increase to its AROs at Millstone Unit 1 and a related charge of $83 million ($60 million after-tax) within impairment of assets and other charges in its Consolidated Statements of Income (reflected in the Corporate and Other segment).

Note 15. Leases

At December 31, 2025 and 2024, the Companies had the following lease assets and liabilities recorded in the Consolidated Balance Sheets:

	Dominion Energy		Virginia Power(1)
At December 31,	2025	2024	2025	2024
(millions)
Lease assets:
Operating lease assets(2)	$639	$588	$644	$410
Finance lease assets(3)	541	267	239	146
Total lease assets	$1,180	$855	$883	$556
Lease liabilities:
Operating lease liabilities(4)	$39	$36	$163	$22
Finance lease liabilities(5)	119	62	45	35
Total lease liabilities - current	158	98	208	57
Operating lease liabilities(6)	697	644	500	399
Finance lease liabilities(7)	436	214	194	110
Total lease liabilities - noncurrent	1,133	858	694	509
Total lease liabilities	$1,291	$956	$902	$566
(1)
See Note 25 for additional information about Virginia Power’s operating lease assets and liabilities with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel.
(2)
Balances are included in other deferred charges and other assets in the Companies’ Consolidated Balance Sheets
(3)
Balances are included in property, plant and equipment in the Companies’ Consolidated Balance Sheets, net of $251 million and $199 million for Dominion Energy, and $105 million and $88 million for Virginia Power, at December 31, 2025 and 2024, respectively, of accumulated amortization.
(4)
Balances are in other current liabilities in the Companies’ Consolidated Balance Sheets.
(5)
Balances are included in securities due within one year in the Companies’ Consolidated Balance Sheets
(6)
Balances are included in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.
(7)
Balances are included in other long-term debt in the Companies’ Consolidated Balance Sheets.

In September 2025, Virginia Power recorded a right-of-use asset and offsetting lease obligation of $228 million upon commencement of an operating lease with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. See Note 25 for additional information.

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Balance Sheets at December 31, 2025 and 2024 includes property, plant and equipment of $374 million and $382 million, respectively, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor. There was $48 million and $38 million of accumulated depreciation related to these facilities recorded in Dominion Energy’s Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, total lease cost associated with the Companies’ leasing arrangements consisted of the following:

	Dominion Energy			Virginia Power(1)
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Finance lease cost:
Amortization(2)	$56	$54	$50	$28	$24	$24
Interest(3)	10	14	13	5	5	4
Operating lease cost(4)	92	81	70	72	60	43
Short-term lease cost(5)	22	22	32	58	16	23
Variable lease cost	5	6	6	2	2	2
Total lease cost	$185	$177	$171	$165	$107	$96
(1)
See Note 25 for additional information about Virginia Power’s operating lease cost for an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel.
(2)
Dominion Energy includes $3 million for the year ended December 31, 2023, reflected in discontinued operations in its Consolidated Statements of Income.
(3)
Dominion Energy includes $1 million for the year ended December 31, 2023, reflected in discontinued operations in its Consolidated Statements of Income.
(4)
Dominion Energy includes $5 million for the year ended December 31, 2023, reflected in discontinued operations in its Consolidated Statements of Income.
(5)
Dominion Energy includes $2 million for the year ended December 31, 2023, reflected in discontinued operations in its Consolidated Statements of Income.

Combined Notes to Consolidated Financial Statements, Continued

For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of the lease liabilities consisted of the following amounts, included in the Companies’ Consolidated Statements of Cash Flows:

	Dominion Energy			Virginia Power
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions)
Operating cash flows for finance leases	$14	$14	$13	$5	$5	$4
Operating cash flows for operating leases	117	106	105	125	74	64
Financing cash flows for finance leases	70	50	47	28	23	19

In addition to the amounts disclosed above, Dominion Energy’s Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, include $18 million, $18 million and $21 million, respectively, of rental revenue, included in operating revenue and $10 million for each of the years ended December 31, 2025, 2024 and 2023 of depreciation expense, included in depreciation and amortization, related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

In April 2024, Dominion Energy agreed to pay $47 million in connection with a settlement of an agreement related to the offshore wind installation vessel then under development and recorded a charge of $47 million ($35 million after-tax) in the first quarter of 2024 (reflected in the Corporate and Other segment) within impairment of assets and other charges in its Consolidated Statements of Income.

At December 31, 2025 and 2024, the weighted-average remaining lease term and weighted discount rate for the Companies’ finance and operating leases were as follows:

	Dominion Energy		Virginia Power
December 31,	2025	2024	2025	2024
Weighted-average remaining lease term - finance leases	7 years	5 years	11 years	5 years
Weighted-average remaining lease term - operating leases	31 years	31 years	23 years	32 years
Weighted-average discount rate - finance leases	6.19%	5.61%	6.95%	6.71%
Weighted-average discount rate - operating leases	4.52%	4.42%	4.66%	5.13%

The Companies’ lease liabilities have the following maturities:

Maturity of Lease Liabilities	Dominion Energy		Virginia Power
(millions)	Operating	Finance	Operating	Finance
2026	$48	$131	$66	$58
2027	70	135	200	50
2028	38	126	70	43
2029	45	109	31	35
2030	35	76	21	25
After 2030	1,116	201	727	200
Total undiscounted lease payments	1,352	778	1,115	411
Present value adjustment	(616)	(223)	(452)	(172)
Present value of lease liabilities	$736	$555	$663	$239

Offshore Wind Vessel Leasing Arrangement

In December 2020, Dominion Energy signed an agreement (most recently amended in February 2026) with a lessor to complete construction of and lease a Jones Act compliant offshore wind installation vessel. This vessel is designed to handle current turbine technologies as well as next generation turbines. The lessor provided equity and obtained financing commitments from debt investors, totaling $715 million, which funded project costs. In September 2025, the vessel was delivered and the five-year lease term commenced.

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

Dominion Energy

At December 31, 2025, Dominion Energy owns a 53% membership interest in Atlantic Coast Pipeline. Dominion Energy concluded that Atlantic Coast Pipeline is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Atlantic Coast Pipeline as it does not have the power to direct the activities of Atlantic Coast Pipeline that most significantly impact its economic performance, as the power to direct is shared with Duke Energy. Dominion Energy is obligated to provide capital contributions based on its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to any future investment. See Note 9 for additional details regarding the nature of this entity.

At December 31, 2025, Dominion Energy owns a 30% membership interest in Valley Link. Dominion Energy concluded that Valley Link is a VIE because it has insufficient equity to finance its activities without additional subordinated financial support. Dominion Energy has concluded that it is not the primary beneficiary of Valley Link as it does not have the power to direct the activities of Valley Link that most significantly impact its economic performance, as the power to direct is shared with AEP and FirstEnergy. Dominion Energy is obligated to provide capital contributions proportionate to its ownership percentage. Dominion Energy’s maximum exposure to loss is limited to its investment as well as any obligations under guarantees provided. See Note 23 for additional information.

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

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $597 million, $494 million and $463 million for the years ended December 31, 2025, 2024 and 2023, respectively. Virginia Power’s Consolidated Balance Sheets included amounts due to DES of $46 million and $38 million at December 31, 2025 and 2024, respectively, recorded in payables to affiliates. Virginia Power determined that it is not the primary beneficiary of DES as it does not have power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it. DES provides accounting, legal, finance and certain administrative and technical services to all Dominion Energy subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DES costs.

As described in Note 18, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. The Companies’ Consolidated Balance Sheets included balances for VPFS as follows:

	December 31, 2025	December 31, 2024
(millions)
Assets
Prepayments	$1	$—
Regulatory assets-current	125	124
Other current assets(1)	51	41
Regulatory assets-noncurrent	868	1,040
Total assets	$1,045	$1,205
Liabilities
Securities due within one year	$171	$163
Accrued interest, payroll and taxes	9	10
Securitization bonds	883	1,054
Total liabilities	$1,063	$1,227
(1)
See Note 2 for additional information about restricted cash and equivalents at VPFS.

As described in Note 10, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets included balances for OSWP as follows:

	December 31, 2025	December 31, 2024
(millions)
Assets
Cash and cash equivalents	$149	$70
Customer receivables	—	—
Prepayments	—	10
Regulatory assets-current	15	6
Property, plant and equipment	8,799	5,844
Regulatory assets-noncurrent	150	52
Other deferred charges and other assets	9	—
Total assets	$9,122	$5,982
Liabilities
Accounts payable	$2	$—
Accrued interest, payroll and taxes	2	—
Other current liabilities	16	—
Asset retirement obligations- noncurrent	220	38
Other deferred credits and other liabilities	—	—
Total liabilities	$240	$38

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

Combined Notes to Consolidated Financial Statements, Continued

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

Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its 364-day revolving credit agreement, were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit	Facility Capacity Available
(millions)
At December 31, 2025
Joint revolving credit facility(2)	$7,000	$2,035	$1	$4,964
364-day revolving credit facility(3)	1,000	—		1,000
Total	$8,000	$2,035	$1	$5,964
At December 31, 2024
Joint revolving credit facility(2)	$6,000	$2,061	$10	$3,929
Total	$6,000	$2,061	$10	$3,929

(1) The weighted-average interest rate of the outstanding commercial paper supported by Dominion Energy’s joint revolving credit facility was 4.08% and 4.74% at December 31, 2025 and 2024, respectively.

(2)
This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $3.0 billion of letters of credit, for working capital and other general corporate purposes. Through February 2026, Dominion Energy had $14 million in letters of credit issued and outstanding under this facility.
(3)
This credit facility, entered into in April 2025 with certain lenders, matures in April 2026 and contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility. This credit facility can be used to support bank borrowings and the issuance of commercial paper.

DESC’s short-term financing is supported through its access as a co-borrower to the joint revolving credit facility discussed above with the Companies. At December 31, 2025, the sub-limit for DESC was $900 million.

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

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At December 31, 2025 and 2024, $26 million and $48 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At December 31, 2025 and 2024, Dominion Energy had $102 million and $88 million in letters of credit issued and outstanding under this agreement, including $81 million and $77 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At December 31, 2025, Dominion Energy had $150 million in letters of credit issued and outstanding under this agreement, including $100 million for Virginia Power. In January 2026, Dominion Energy amended this agreement to allow it to issue up to an expected combined $250 million in letters of credit, with $50 million available to Dominion Energy and $200 million available to Virginia Power. Through February 2026, Dominion Energy had $250 million in letters of credit issued and outstanding under this agreement, including $200 million for Virginia Power.
•
An agreement entered into with a financial institution in September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available to Dominion Energy and $400 million available to Virginia Power. At December 31, 2025, Dominion Energy had $379 million in letters of credit issued and outstanding under this agreement, all of which was issued and outstanding for Virginia Power. Through February 2026, Dominion Energy had $358 million in letters of credit issued and outstanding under this agreement, including $351 million for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At December 31, 2025 and 2024, Dominion Energy’s Consolidated Balance Sheets include $422 million and $439 million, respectively, presented within short-term debt with weighted-average interest rates of 3.75% and 4.50%, respectively. The proceeds are used for general corporate purposes and to repay debt.

In February 2026, Dominion Energy entered into an approximately $1.3 billion 364-day term loan facility which bears interest at a variable rate, contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility and will mature in February 2027, with the proceeds to be used to repay existing debt and for other general corporate purposes. In February 2026, Dominion Energy borrowed an initial $500 million with the proceeds used for general corporate purposes. Subsequently in February 2026, Dominion Energy provided notice to borrow an additional $300 million under this facility.

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

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility, as most recently amended in April 2025.

Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC were as follows:

	Facility Limit	Outstanding Commercial Paper(1)	Outstanding Letters of Credit
(millions)
At December 31, 2025
Joint revolving credit facility(2)	$7,000	$675	$—
At December 31, 2024
Joint revolving credit facility(2)	6,000	950	10
(1)
The weighted-average interest rates of the outstanding commercial paper supported by the credit facility was 4.04% and 4.73% at December 31, 2025 and 2024, respectively.
(2)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At December 31, 2025, the sub-limit for Virginia Power was $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2030, with the potential to be extended by the borrowers to April 2032. The credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

Combined Notes to Consolidated Financial Statements, Continued

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At December 31, 2025 and 2024, $281 million and $112 million, respectively, in letters of credit were issued and outstanding under this agreement. Through February 2026, Virginia Power had $157 million in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At December 31, 2025 and 2024, Virginia Power had $81 million and $77 million, out of Dominion Energy’s total $102 million and $88 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, which it expects to allow it to issue up to a combined $150 million in letters of credit, with $50 million available to Dominion Energy and $100 million available to Virginia Power. At December 31, 2025, Virginia Power had $100 million in letters of credit issued and outstanding under this agreement. In January 2026, Dominion Energy amended this agreement to allow it to issue up to an expected combined $250 million in letters of credit, with $50 million available to Dominion Energy and $200 million available to Virginia Power. Through February 2026, Virginia Power had $200 million in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available to Dominion Energy and $400 million available to Virginia Power. At December 31, 2025, Virginia Power had $379 million in letters of credit issued and outstanding under this agreement. Through February 2026, Virginia Power had $351 million in letters of credit issued and outstanding under this agreement.
•
Agreements entered into with financial institutions in September 2025, which it expects to allow it to issue up to $2.0 billion in letters of credit. At December 31, 2025, Virginia Power had $1.0 billion in letters of credit issued and outstanding under these agreements. Through February 2026, Virginia Power had $1.4 billion in letters of credit issued and outstanding under these agreements.

Note 18. Long-Term Debt

	2025 Weighted- average Coupon(1)	Dominion Energy		Virginia Power
At December 31,		2025	2024	2025	2024
(millions, except percentages)
Sustainability Revolving Credit Agreement, variable rate, due 2028(2)		$—	$—
Unsecured Senior Notes:
1.45% to 7.00%, due 2025 to 2052(3)	4.36%	12,526	11,176
Junior Subordinated Notes:
Payable to Affiliated Trust, 8.40%, due 2031	8.40%	10	10
6.00% to 7.00%, due 2054 to 2056	6.48%	6,025	3,250
Virginia Power:
Unsecured Senior Notes, 2.30% to 8.875%, due 2025 to 2055	4.53%	21,385	18,785	$21,385	$18,785
Tax-Exempt Financings, 3.125% to 3.80%, due 2032 to 2041(4)	3.52%	625	625	625	625
Senior Secured Deferred Fuel Cost Bonds, 4.877% and 5.088%, due 2029 and 2033	4.92%	1,054	1,217	1,054	1,217
DESC:
First Mortgage Bonds, 2.30% to 6.625%, due 2028 to 2065	5.24%	4,584	4,134
Tax-Exempt Financings(5):
Variable rate due 2038	3.36%	35	35
3.625% and 4.00%, due 2028 and 2033	3.90%	54	54
GENCO, variable rate due 2038	3.36%	33	33
Other	3.56%	1	1
Total Principal		$46,332	$39,320	$23,064	$20,627
Securities due within one year(6)		(2,290)	(1,662)	(1,321)	(513)
Unamortized discount, premium and debt issuance costs, net		(403)	(347)	(209)	(186)
Finance leases		436	214	194	110
Total long-term debt		$44,075	$37,525	$21,728	$20,038

(1)
Represents weighted-average coupon rates for debt outstanding at December 31, 2025.
(2)
This $1.0 billion supplemental credit facility, entered in 2021, most recently amended in April 2025, offers a reduced interest rate margin with respect to borrowed amounts allocated to certain environmental sustainability or social investment initiatives. Proceeds of the supplemental credit facility also may be used for general corporate purposes, but such proceeds are not eligible for a reduced interest rate margin. In March 2023, Dominion Energy borrowed $450 million with the proceeds used for general corporate purposes. In April 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In September 2023, Dominion Energy borrowed $450 million under this facility with the proceeds used for general corporate purposes. In October 2023, Dominion Energy repaid $450 million borrowed for general corporate purposes. In May 2024, Dominion Energy repaid $450 million borrowed to support environmental sustainability and social investment initiatives. In April 2025, the facility was amended to, among other things, extend the maturity date from June 2025 to April 2028, increase the commitment from $900 million to $1.0 billion and update certain pricing terms. In February 2026, Dominion Energy borrowed $500 million with the proceeds used to support environmental sustainability and social investment initiatives.
(3)
Includes debt assumed by Dominion Energy from the merger of its former CNG subsidiary.
(4)
These financings relate to certain pollution control equipment at Virginia Power’s generating facilities.
(5)
Industrial revenue bonds totaling $68 million are secured by letters of credit that expire, subject to renewal, in the fourth quarter of 2026.
(6)
Dominion Energy and Virginia Power’s weighted-average rate for securities due within one year was 2.80% and 3.34%, respectively, at December 31, 2025.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2025 were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
(millions, except percentages)
Dominion Energy
First Mortgage Bonds	$—	$—	$53	$—	$—	$4,531	$4,584
Unsecured Senior Notes	2,120	1,783	2,195	500	2,300	25,014	33,912
Senior Secured Deferred Fuel Cost Bonds	171	180	190	198	208	107	1,054
Tax-Exempt Financings	—	—	39	—	—	708	747
Junior Subordinated Notes	—	—	—	—	—	6,035	6,035
Total	$2,291	$1,963	$2,477	$698	$2,508	$36,395	$46,332
Weighted-average Coupon	2.80%	3.86%	4.31%	3.44%	4.02%	5.09%
Virginia Power
Unsecured Senior Notes	$1,150	$1,350	$700	$500	$—	$17,685	$21,385
Senior Secured Deferred Fuel Cost Bonds	171	180	190	198	208	107	1,054
Tax-Exempt Financings	—	—	—	—	—	625	625
Total	$1,321	$1,530	$890	$698	$208	$18,417	$23,064
Weighted-average Coupon	3.34%	3.77%	4.03%	3.44%	4.88%	4.73%

The Companies’ credit facilities and debt agreements, both short-term and long-term, contain customary covenants and default provisions. At December 31, 2025, there were no events of default under these covenants.

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

Combined Notes to Consolidated Financial Statements, Continued

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

In August 2025, Dominion Energy issued $1.5 billion of junior subordinated notes, consisting of $825 million of 2025 Series A JSNs and $700 million of 2025 Series B JSNs that both mature in 2056. In October 2025, Dominion Energy issued an additional $1.3 billion of junior subordinated notes, consisting of $625 million of additional 2025 Series A JSNs and $625 million of additional 2025 Series B JSNs. The 2025 Series A JSNs will bear interest at 6.0% until February 15, 2031. The interest rate will reset every five years beginning on February 15, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.262%, provided that the interest rate will not reset below 6.0%. The 2025 Series B JSNs will bear interest at 6.20% until February 15, 2036. The interest rate will reset every five years beginning on February 15, 2036, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.006%, provided that the interest rate will not reset below 6.20%. Dominion Energy may defer interest payments on the 2025 Series A JSNs and/or 2025 Series B JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2025 Series A JSNs or the 2025 Series B JSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2025 Series A JSNs and the 2025 Series B JSNs. Dominion Energy used the proceeds from the issuance for general corporate purposes and to repay short-term debt.

Derivative Restructuring

In June 2020, Dominion Energy amended a portfolio of interest rate swaps with a notional value of $2.0 billion, extending the mandatory termination dates from 2020 and 2021 to December 2024. As a result of this noncash financing activity with an embedded interest rate swap, Dominion Energy recorded $326 million in other long-term debt representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 1.19%, with an embedded interest rate derivative that had a fair value of zero at inception. In 2021 and 2022, Dominion Energy settled certain of the outstanding interest rate swaps which would have otherwise matured in December 2024. In December 2024, Dominion Energy settled the remaining $144 million of outstanding interest rate swaps.

In August 2020, Virginia Power amended a portfolio of interest rate swaps with a notional value of $900 million, extending the mandatory termination dates from 2020 to December 2023. As a result of this noncash financing activity with an embedded interest rate swap, Virginia Power recorded $443 million in other long-term debt representing the net present value of the initial fair value measurement of the new contract with an imputed interest rate of 0.34%, with an embedded interest rate derivative that had a fair value of zero at inception. The interest rate swaps were in a hedge relationship prior to the transaction. Virginia Power de-designated the hedge relationships prior to the transaction and then designated the new interest rate swap in a hedge relationship after the transaction. In March 2023, Virginia Power settled the remaining $448 million of outstanding interest rate swaps which would have otherwise matured in December 2023.

Eagle Solar

In February 2024, Eagle Solar redeemed the remaining principal outstanding of $279 million of its 4.82% senior secured notes. The debt, which otherwise would have matured in 2042, was nonrecourse to Dominion Energy and was secured by Eagle Solar's interest in certain solar facilities. Dominion Energy recognized a charge of $10 million during the year ended December 31, 2024 within interest expense in its Consolidated Statements of Income in connection with the early redemption of these notes.

Tax-Exempt Financing

In October 2024, Dominion Energy redeemed all $27 million in outstanding principal amount of its 3.80% Peninsula Ports Authority of Virginia Coal Terminal Revenue Refunding Bonds at par plus accrued interest. The bonds would have otherwise matured in 2033.

Note 19. Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both December 31, 2025 and 2024, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock.

DESC is authorized to issue up to 20 million shares of preferred stock. At both December 31, 2025 and 2024, DESC had issued and outstanding 1,000 shares of preferred stock, all of which were held by SCANA and are eliminated in consolidation.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference; however, none were issued and outstanding at December 31, 2025 or 2024.

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

In June 2024, Dominion Energy completed a tender offer repurchasing 0.4 million shares of Series B Preferred Stock and in December 2024 redeemed the remaining 0.4 million shares outstanding. Dominion Energy recorded dividends of $24 million ($42.86 per share) for the year ended December 31, 2024, excluding deemed dividends of $10 million representing deferred issuance costs, legal and bank fees and excise tax associated with the repurchase and redemption, and $37 million ($46.50 per share) for the year ended December 31, 2023.

Series C Preferred Stock

In December 2021, Dominion Energy issued 750,000 shares of Series C Preferred Stock for $742 million, net of $8 million of issuance costs. Also in December 2021, Dominion Energy issued 250,000 shares of Series C Preferred Stock valued at $250 million to the qualified benefit pension plans. The preferred stock has a liquidation preference of $1,000 per share and currently pays a 4.35% dividend per share on the liquidation preference. Dividends are paid cumulatively on a semi-annual basis, commencing April 15, 2022. Dominion Energy recorded dividends of $44 million ($43.50 per share) for each of the years ended December 31, 2025, 2024 and 2023. The dividend rate for the Series C Preferred Stock will be reset every five years beginning on April 15, 2027 to equal the then-current five-year U.S. Treasury rate plus a spread of 3.195%. Unless all accumulated and unpaid dividends on the Series C Preferred Stock have been declared and paid, Dominion Energy may not make any distributions on any of its capital stock ranking equal or junior to the Series C Preferred Stock as to dividends or upon liquidation, including through dividends, redemptions, repurchases or otherwise.

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

Note 20. Equity

Common Stock

Dominion Energy

During 2025, 2024 and 2023, Dominion Energy recorded, net of fees and commissions, $1.5 billion, $732 million and $94 million from the issuance of approximately 27 million, 14 million and 2 million shares of common stock, respectively, as described below.

Dominion Energy Direct® and Employee Savings Plans

Dominion Energy maintains Dominion Energy Direct® and a number of employee savings plans through which contributions may be invested in Dominion Energy’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2021, Dominion Energy began issuing new shares of common stock for these direct stock purchase plans. In August 2023, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans, and in March 2024, began issuing new shares of common stock. During 2025, 2024 and 2023, Dominion Energy issued 2.5 million, 2.7 million and 1.7 million, respectively, of such shares and received proceeds of $139 million, $138 million and $94 million, respectively.

At-the-Market Programs

May 2024 At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under an at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to a forward sale agreement cannot exceed $1.8 billion in the aggregate. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements. Through August 2024, Dominion Energy entered into forward sale agreements for approximately 11.4 million shares of its common stock at a weighted-average initial forward price of $53.23 per share. In

Combined Notes to Consolidated Financial Statements, Continued

December 2024, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2024 settled the agreements at a weighted-average final forward price of $52.20 per share and received total proceeds of $594 million.

From September through December 2024, Dominion Energy entered into forward sale agreements for approximately 9.7 million shares of its common stock at a weighted-average initial forward price of $57.78 per share. During the first quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 8.8 million shares of its common stock at a weighted-average initial forward price of $55.34 per share. In December 2025, Dominion Energy provided notice to elect physical settlement of the forward sale agreements and in December 2025 settled the agreements at a weighted-average final forward price of $55.26 per share and received total proceeds of $1.0 billion.

During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027, at a weighted-average initial forward price of $59.91 per share.

February 2025 At-the-Market Program

In February 2025, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program. Under the sales agency agreements, Dominion Energy may, from time to time, offer and sell shares of its common stock through the sales agents or enter into one or more forward sale agreements with respect to shares of its common stock. Sales by Dominion Energy through the sales agents or by forward sellers pursuant to the forward sale agreements could not initially exceed $1.2 billion in the aggregate, with Dominion Energy having the ability from time to time to increase such amount at its option. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements. During the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share.

During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. In December 2025, Dominion Energy provided notice to elect physical settlement of approximately 5.4 million shares under these forward sales agreements, and in December 2025 settled the agreements at a weighted-average final forward price of $60.44 per share and received total proceeds of $325 million.

In October 2025, Dominion Energy increased the maximum authorized amount of capacity available under this at-the-market program by $1.8 billion.

Repurchase of Common Stock

Dominion Energy did not repurchase any shares in 2025, 2024 or 2023, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available at December 31, 2025. This repurchase program does not include a specific timetable or price or volume targets and may be modified, suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions or otherwise at the discretion of management subject to prevailing market conditions, applicable securities laws and other factors.

Virginia Power

In 2025, Virginia Power issued 49,636 shares of its common stock to Dominion Energy for $3.5 billion. The proceeds were utilized to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.5 billion of common stock through the end of 2025 in order to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures, as discussed in Note 13.

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

Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following table presents Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative- Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Year Ended December 31, 2025
Beginning balance	$(229)	$(19)	$38	$(210)
Beginning balance, tax	58	9	(9)	58
Beginning balance, net of tax	(171)	(10)	29	(152)
Other comprehensive income before reclassifications: gains (losses)	5	15	—	20
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	39			39
Other income (expense)		(7)	(12)	(19)
Total	39	(7)	(12)	20
Income tax expense (benefit)	(10)	2	2	(6)
Total, net of tax	29	(5)	(10)	14
Net current period other comprehensive income (loss)	34	10	(10)	34
Ending balance, net of tax	(137)	—	19	(118)
Ending balance, tax	46	—	(7)	39
Ending balance	$(183)	$—	$26	$(157)
Year Ended December 31, 2024
Beginning balance	$(289)	$2	$57	$(230)
Beginning balance, tax	73	(1)	(14)	58
Beginning balance, net of tax	(216)	1	43	(172)
Other comprehensive income before reclassifications: gains (losses)	13	(19)	(2)	(8)
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	43			43
Other income (expense)	—	11	(16)	(5)
Total	43	11	(16)	38
Income tax expense (benefit)	(11)	(3)	4	(10)
Total, net of tax	32	8	(12)	28
Net current period other comprehensive income (loss)	45	(11)	(14)	20
Ending balance, net of tax	(171)	(10)	29	(152)
Ending balance, tax	58	9	(9)	58
Ending balance	$(229)	$(19)	$38	$(210)
(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Comprised entirely of prior service cost. See Note 22 for additional information.

Combined Notes to Consolidated Financial Statements, Continued

Virginia Power

The following table presents Virginia Power’s changes in AOCI (net of tax) and reclassification out of AOCI by component:

	Total Derivative- Hedging Activities(1)	Investment Securities	Total
(millions)
Year Ended December 31, 2025
Beginning balance	$38	$(1)	$37
Beginning balance, tax	(10)	1	(9)
Beginning balance, net of tax	28	—	28
Other comprehensive income before reclassifications: gains (losses)	5	—	5
Amounts reclassified from AOCI (gains) losses:
Interest and related charges	(1)		(1)
Other income (expense)		1	1
Total	(1)	1	—
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	(1)	—	(1)
Net current period other comprehensive income (loss)	4	—	4
Ending balance, net of tax	32	—	32
Ending balance, tax	(11)	—	(11)
Ending balance	43	—	43
Year Ended December 31, 2024
Beginning balance	$20	$1	$21
Beginning balance, tax	(5)	1	(4)
Beginning balance, net of tax	15	2	17
Other comprehensive income before reclassifications: gains (losses)	13	(5)	8
Amounts reclassified from AOCI (gains) losses:
Other income (expense)	—	4	4
Total	—	4	4
Income tax expense (benefit)	—	(1)	(1)
Total, net of tax	—	3	3
Net current period other comprehensive income (loss)	13	(2)	11
Ending balance, net of tax	28	—	28
Ending balance, tax	(10)	1	(9)
Ending balance	$38	$(1)	$37
(1)
Comprised entirely of interest rate derivative hedging activities.

Stock-Based Awards

The 2024 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of these plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the Compensation and Talent Development Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. No options are outstanding under either plan. At December 31, 2025, approximately 26 million shares were available for future grants under these plans.

In 2023, goal-based stock awards were granted in lieu of cash-based performance grants to certain officers who have not achieved a certain targeted level of share ownership prior to 2024. Beginning in 2024, officers were granted performance share awards settling in shares or cash or, for officers who have not achieved a certain targeted level of share ownership at the time of grant, settling in shares. At both December 31, 2025 and 2024, unrecognized compensation cost related to these awards was inconsequential.

Dominion Energy measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion Energy’s results for the years ended December 31, 2025, 2024 and 2023 include $46 million, $53 million and $44 million, respectively, of compensation costs and $10 million, $12 million and $10 million, respectively, of income tax benefits related to Dominion Energy’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income. Excess Tax Benefits are classified as a financing cash flow.

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

The following table provides a summary of restricted stock activity for the years ended December 31, 2025, 2024 and 2023:

	Shares (millions)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2022	1.4	$75.56
Granted	1.0	48.99
Vested	(0.4)	79.89
Cancelled and forfeited	(0.1)	53.36
Nonvested at December 31, 2023	1.9	$61.34
Granted	0.7	55.58
Vested	(0.5)	71.05
Cancelled and forfeited	(0.2)	43.13
Nonvested at December 31, 2024	1.9	$57.10
Granted	0.5	59.19
Vested	(0.4)	73.43
Cancelled and forfeited	(0.1)	58.03
Nonvested at December 31, 2025	1.9	$53.94

At December 31, 2025, unrecognized compensation cost related to nonvested restricted stock awards totaled $61 million and is expected to be recognized over a weighted-average period of 1.9 years. The fair value of restricted stock awards that vested was $27 million, $25 million and $20 million in 2025, 2024 and 2023, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion Energy stock and the applicable federal, state and local tax withholding rates.

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

In February 2023, a cash-based performance grant was made to officers. Payout of the performance grant occurred in January 2026 based on the achievement of three performance metrics during 2023, 2024 and 2025: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group over a 3-year and a 2-year period and Non-Carbon Emitting Generation Capacity Performance. For officers other than the CEO, there is an additional opportunity to earn a portion of the award based on Dominion Energy’s relative price-earnings ratio performance. The total of the payout under the grant was $8 million, all of which was accrued at December 31, 2025.

Performance Share Awards

Performance share awards are granted under Dominion Energy’s LTIP. The performance share awards are settled in cash at the end of the three-year performance period if certain ownership requirements are satisfied. If the ownership requirements have not been met at the time of grant, then the performance share awards are settled in common stock.

In February 2024, a performance share grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2027, based on the achievement of three performance metrics during 2024, 2025 and 2026: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2025, the targeted amount of the three-year grant was $18 million and a liability of $13 million had been accrued for this award.

In February 2025, a performance share grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2028, based on the achievement of three performance metrics during 2025, 2026 and 2027: TSR relative to that of companies that are members of Dominion Energy’s compensation peer group, Cumulative Operating EPS and Non-Carbon Emitting Generation Capacity Performance. At December 31, 2025, the targeted amount of the three-year grant was $22 million and a liability of $7 million had been accrued for this award.

Combined Notes to Consolidated Financial Statements, Continued

Note 21. Dividend Restrictions

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be inconsistent with the public interest. At December 31, 2025, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

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

At December 31, 2025, DESC’s retained earnings exceed the balance established by the Federal Power Act as a reserve on earnings attributable to hydroelectric generation plants. As a result, DESC is permitted to pay dividends without additional regulatory approval provided that such amounts would not bring the retained earnings balance below the established threshold.

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

Dominion Energy’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Dominion Energy’s pension and other postretirement plan assets experienced aggregate actual returns of $1.2 billion and $738 million in 2025 and 2024, respectively, versus expected returns of $835 million and $982 million, respectively. Any investment-related declines in these trusts are immediately recognized in earnings and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

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

Funded Status

The following table summarizes the changes in pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2025	2024	2025	2024
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$7,652	$8,431	$1,018	$1,109
Service cost	76	83	11	11
Interest cost	433	431	57	57
Benefits paid	(533)	(504)	(82)	(88)
Actuarial loss (gain) during the year	241	(404)	(17)	(43)
Plan amendments	(5)	30	—	—
Settlements and curtailments(1)	(13)	(415)	—	(28)
Benefit obligation at end of year	$7,851	$7,652	$987	$1,018
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$8,478	$9,087	$2,203	$2,062
Actual return gain on plan assets	931	503	254	235
Employer contributions	33	76	—	—
Benefits paid	(533)	(504)	(63)	(54)
Plan amendments	(5)	—	—	—
Settlements(2)	(13)	(684)	—	(40)
Fair value of plan assets at end of year	$8,891	$8,478	$2,394	$2,203
Funded status at end of year	$1,040	$826	$1,407	$1,185
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	$1,073	$883	$1,585	$1,356
Other current liabilities	(5)	(7)	(13)	(13)
Noncurrent pension and other postretirement benefit liabilities(3)	(28)	(50)	(165)	(158)
Net amount recognized	$1,040	$826	$1,407	$1,185
Significant assumptions used to determine benefit obligations at December 31:
Discount rate	5.59%-5.69%	5.84%-5.87%	5.60%-5.66%	5.83%-5.86%
Weighted-average rate of increase for compensation	4.38%	4.40%	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.34%-4.44%	4.59%-4.62%	n/a	n/a
(1)
2025 and 2024 include amounts related to settlements of nonqualified pension obligations. Additionally, 2024 amounts include settlements and curtailment related to the East Ohio and Questar Gas Transactions.
(2)
2025 and 2024 include amounts related to settlements of nonqualified pension obligations. Additionally, 2024 amounts include settlements related to the East Ohio and Questar Gas Transactions.
(3)
Presented within other deferred credits and other liabilities in Dominion Energy's Consolidated Balance Sheets.

Actuarial losses recognized during 2025 in Dominion Energy’s pension benefit obligations were $241 million primarily driven by a decrease in the discount rate and the result of a completed experience study. Actuarial gains recognized during 2024 in Dominion Energy’s pension benefit obligations were $404 million primarily driven by an increase in the discount rate. Actuarial gains recognized during 2025 in Dominion Energy’s other postretirement benefit obligations were $17 million primarily driven by the result of a completed experience study and partially offset by a decrease in the discount rate. Actuarial gains recognized during 2024 in Dominion Energy’s other postretirement benefit obligations were $43 million primarily driven by an increase in the discount rate.

The ABO for all of Dominion Energy’s defined benefit pension plans was $7.6 billion and $7.4 billion at December 31, 2025 and 2024, respectively.

Under its funding policies, Dominion Energy evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion Energy determines the amount of contributions for the current year, if any, at that time. Dominion Energy expects to make $24 million of minimum required contributions to its qualified defined benefit pension plans in 2026. Dominion Energy also considers voluntary contributions from time to time, either in the form of cash or equity securities.

Certain of Dominion Energy’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion Energy’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion Energy did not make any contributions to VEBAs associated with its other postretirement plans in 2025 and 2024. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2026. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets for Dominion Energy:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Benefit obligation	$718	$724	$177	$171
Fair value of plan assets	685	666	—	—

Combined Notes to Consolidated Financial Statements, Continued

The following table provides information on the ABO and fair value of plan assets for Dominion Energy’s pension plans with an ABO in excess of plan assets:

At December 31,	2025	2024
(millions)
Accumulated benefit obligation	$26	$715
Fair value of plan assets	—	666

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for Dominion Energy’s plans:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2026	$545	$83
2027	553	82
2028	560	80
2029	568	80
2030	573	79
2031-2035	2,913	386

Plan Assets

Dominion Energy’s overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The long-term strategic target asset allocation for Dominion Energy’s pension funds is 30% public equity (inclusive of both U.S. equity and non-U.S. equity), 27% fixed income and 43% other alternative investments. Public equity includes investments in U.S. and non-U.S. large-cap, mid-cap and small-cap companies. Fixed income includes government securities and cash. The public equity and fixed income investments are in individual securities as well as mutual funds and exchange traded funds. Other alternative investments include private equity, typically through limited partnerships, and credit and absolute return strategies which include investments in debt funds, including public and private debt, and hedge funds.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 2.

The fair values of Dominion Energy’s pension plan assets by asset category are as follows:

At December 31,	2025				2024
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$2	$—	$3	$395	$—	$—	$395
Common and preferred stocks:
U.S.	565	—	—	565	1,004	—	—	1,004
International	604	—	—	604	723	1	—	724
Insurance contracts	—	135	73	208	—	139	73	212
Corporate debt instruments	113	870	—	983	70	486	11	567
Government securities	61	2,027	—	2,088	16	1,303	—	1,319
Total recorded at fair value	$1,344	$3,034	$73	$4,451	$2,208	$1,929	$84	$4,221
Assets recorded at NAV(1):
Commingled funds/collective trust funds				2,025				1,771
Alternative investments:
Real estate funds				25				37
Private equity funds				1,449				1,304
Debt funds				205				188
Hedge funds				613				319
Total recorded at NAV				$4,317				$3,619
Total investments(2)				$8,768				$7,840

(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to non interest-bearing cash of $39 million, pending sales of securities and advanced subscription of $64 million and net accrued income of $34 million, and includes net assets related to pending purchases of securities of $14 million at December 31, 2025. Excludes net assets related to pending sales of securities of $633 million and net accrued income of $21 million, and includes net assets related to pending purchases of securities of $16 million at December 31, 2024.

The fair values of Dominion Energy’s other postretirement plan assets by asset category are as follows:

At December 31,	2025				2024
(millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—	$7	$—	$—	$7
Common and preferred stocks:
U.S.	498	—	—	498	946	—	—	946
International	60	—	—	60	74	—	—	74
Insurance contracts	—	8	4	12	—	8	5	13
Corporate debt instruments	173	51	—	224	183	30	1	214
Government securities	416	394	—	810	165	82	—	247
Total recorded at fair value	$1,147	$453	$4	$1,604	$1,375	$120	$6	$1,501
Assets recorded at NAV(1):
Commingled funds/collective trust funds				433				495
Alternative investments:
Real estate funds				7				9
Private equity funds				172				147
Debt funds				16				12
Hedge funds				140				20
Total recorded at NAV				$768				$683
Total investments(2)				$2,372				$2,184

(1)
These investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient are not required to be categorized in the fair value hierarchy.
(2)
Excludes net assets related to non interest-bearing cash of $2 million, pending sales of securities and advanced subscription of $15 million and net accrued income of $7 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2025. Excludes net assets related to pending sales of securities and advanced subscription of $19 million and net accrued income of $2 million, and includes net assets related to pending purchases of securities of $2 million at December 31, 2024.

The following table presents the net change in the Dominion Energy’s pension and other postretirement plan assets included in the Level 3 fair value category:

	Pension Benefits			Other Postretirement Benefits
(millions)	2025	2024	2023	2025	2024	2023
Beginning balance	$84	$—	$—	$6	$—	$—
Total realized and unrealized (losses) gains	—	—	—	(1)	—	—
Purchases	—	11	—	—	1	—
Sales	(11)	—	—	(1)	—	—
Transfers into Level 3	—	73	—	—	5	—
Ending balance	$73	$84	$—	$4	$6	$—

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

Combined Notes to Consolidated Financial Statements, Continued

liquidation periods or defined terms/periods to be held. The majority of these funds have redemption restrictions allowing investors to redeem capital on a periodic basis.
•
Alternative Investments—Investments in private real estate funds, private equity funds, debt funds, including public and private debt, and hedge funds are stated at fair value based on the NAV of the plan’s proportionate share of the partnership, joint venture or other alternative investment’s fair value as determined by reference to audited financial statements or NAV statements provided by the investment manager. The NAV, which is used as a practical expedient to estimate fair value, is adjusted for contributions and distributions occurring between the investment manager and Dominion Energy’s measurement date. These valuations also involve assumptions and methods that are reviewed, evaluated, and adjusted, if necessary, by Dominion Energy.

Net Periodic Benefit (Credit) Cost

The service cost component of net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Dominion Energy’s Consolidated Statements of Income, except for $5 million and $18 million for the years ended December 31, 2024 and 2023, respectively, presented in discontinued operations. The non-service cost components of net periodic benefit (credit) cost are reflected in other income (expense) in Dominion Energy’s Consolidated Statements of Income, except for $12 million and $(46) million for the years ended December 31, 2024 and 2023, respectively, presented in discontinued operations. The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities for Dominion Energy plans are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2025	2024	2023	2025	2024	2023
(millions, except percentages)
Service cost	$76	$83	$96	$11	$11	$14
Interest cost	433	431	442	57	57	61
Expected return on plan assets	(676)	(811)	(864)	(159)	(171)	(151)
Amortization of prior service cost (credit)	1	1	—	(26)	(36)	(36)
Net actuarial (gain) loss(1)	(14)	(96)	304	(112)	(107)	(125)
Settlements, curtailments and special termination benefits(2)	—	(56)	—	—	(4)	—
Plan amendment	—	22	—	—	—	—
Net periodic benefit (credit) cost	$(180)	$(426)	$(22)	$(229)	$(250)	$(237)
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Prior service cost	—	6	2	—	4	—
Less amounts included in net periodic benefit cost:
Amortization of prior service (cost) credit	(1)	(1)	—	26	36	36
Total recognized in other comprehensive income and regulatory assets and liabilities	$(1)	$5	$2	$26	$40	$36
Significant assumptions used to determine periodic cost:
Discount rate	5.84%-5.87%	5.37%-5.75%	5.65%-5.75%	5.83%-5.86%	5.40%-5.74%	5.69%-5.70%
Expected long-term rate of return on plan assets	7.35%	7.00%-8.35%	7.00%-8.35%	7.35%	8.35%	8.35%
Weighted-average rate of increase for compensation	4.40%	4.28%	4.38%	n/a	n/a	n/a
Crediting interest rate for cash balance and similar plans	4.59%-4.62%	4.12%-4.50%	4.40%-4.50%	n/a	n/a	n/a
Healthcare cost trend rate(3)				7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(3)				5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate(3)				2032	2031	2030
(1)
Excludes amortization expense (benefit) from regulatory assets and liabilities of $7 million, $2 million and $39 million for the years ended December 31, 2025, 2024 and 2023, respectively, reflected in other income (expense) in Dominion Energy’s Consolidated Statement of Income.
(2)
2024 amounts relate primarily to the East Ohio Transaction.
(3)
Assumptions used to determine net periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities for Dominion Energy’s plans that have not been recognized as components of net periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2025	2024	2025	2024
(millions)
Regulatory assets and liabilities:
Net actuarial loss (gain)	$523	$496	$(99)	$(65)
Prior service cost (credit)	7	8	(27)	(41)
AOCI:
Prior service cost (credit)	2	2	(28)	(40)
Total	$532	$506	$(154)	$(146)

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

Other Employee Matters

In 2024, Dominion Energy recorded a charge of $23 million ($17 million after-tax) within discontinued operations in the Consolidated Statements of Income attributable to a contribution to its defined contribution employee savings plan associated with the closing of the East Ohio Transaction. In addition, in 2024, Dominion Energy recorded a charge of $13 million ($10 million after-tax) in other operations and maintenance expense in the Consolidated Statements of Income related to a severance accrual for certain employees in connection with the business review.

Virginia Power Participation in Defined Benefit Plans

Virginia Power employees are covered by the Dominion Energy Pension Plan described above. As a participating employer, Virginia Power is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with ERISA. Virginia Power made no contribution payments to the Dominion Energy Pension Plan during 2025, 2024 and 2023. Virginia Power’s net periodic pension cost related to this plan was $89 million, $49 million and $34 million in 2025, 2024 and 2023, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

Retiree healthcare and life insurance benefits, for Virginia Power employees are covered by the Dominion Energy Retiree Health and Welfare Plan described above. Virginia Power’s net periodic benefit (credit) cost related to this plan was $(64) million, $(72) million and $(60) million in 2025, 2024 and 2023, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in Virginia Power’s Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. See Note 25 for Virginia Power amounts due to/from Dominion Energy related to this plan.

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

Virginia Power funds other postretirement benefit costs through VEBAs. During 2025, 2024 and 2023, Virginia Power made no contributions to the VEBAs and does not expect to contribute to the VEBAs in 2026.

Defined Contribution Plans

Dominion Energy also sponsors defined contribution employee savings plans that cover substantially all employees. During 2025, 2024 and 2023, Dominion Energy recognized $90 million, $82 million and $85 million, respectively, as employer matching contributions to these plans, excluding discontinued operations. Virginia Power also participates in these employee savings plans. During 2025, 2024 and 2023, Virginia Power recognized $32 million, $29 million and $26 million, respectively, as employer matching contributions to these plans.

Combined Notes to Consolidated Financial Statements, Continued

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

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, state-established regulatory programs are required to meet applicable requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of the Companies’ facilities are subject to the CAA’s permitting and other requirements.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. In December 2025, the EPA released a final rule that, among other things, extended the deadlines promulgated in the May 2024 final rule. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2029 to 2034. Dominion Energy expects to complete wastewater treatment technology retrofits and modifications at its Williams generating station, with a similar project at its Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed in Note 14, the Companies recorded an increase to their AROs in 2024 in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations, as amended by the December 2025 final rule. Dominion Energy is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, Dominion Energy expects that while such costs for facility improvements, if required, could be material to the Companies’ financial condition and/or cash flows, the existing regulatory frameworks in Virginia and South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts.

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

From time to time, the Companies may be identified as a potentially responsible party in connection with the alleged release of hazardous substances or wastes at a site. Under applicable federal and state laws, the Companies could be responsible for costs associated with the investigation or remediation of impacted sites, or subject to contribution claims by other responsible parties for their costs incurred at such sites. The Companies also may identify, evaluate and remediate other potentially impacted sites under voluntary state programs. Remediation costs may be subject to reimbursement under the Companies’ insurance policies, rate recovery mechanisms or both. Except as described below, the Companies do not believe these matters will have a material effect on results of operations, financial condition and/or cash flows.

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2026 depending on receipt of final permits and approvals. At December 31, 2025 and 2024, Dominion Energy had $53 million and $56 million, respectively, of reserves recorded including a charge of $25 million ($19 million after-tax) that Virginia Power recorded in 2024, reflected in other operations and maintenance expense in the Consolidated Statements of Income. At December 31, 2025 and 2024, Virginia Power had $48 million and $50 million of reserves recorded, respectively. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

Combined Notes to Consolidated Financial Statements, Continued

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

SCANA Legal Proceedings

The following describes certain legal proceedings involving Dominion Energy, SCANA or DESC relating primarily to events occurring before closing of the SCANA Combination. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material. For certain of these matters, and unless otherwise noted therein, Dominion Energy is unable to estimate a reasonable range of possible loss and the related financial statement impacts, but for any such matter there could be a material impact to its results of operations, financial condition and/or cash flows. For the matters for which Dominion Energy is able to reasonably estimate a probable loss, Dominion Energy's Consolidated Balance Sheets at December 31, 2025 and 2024 included an inconsequential amount of reserves primarily related to personal injury or wrongful death cases. During the years ended December 31, 2025, 2024 and 2023, charges included in Dominion Energy’s Consolidated Statements of Income were inconsequential.

Matters Fully Resolved Prior to 2025 Impacting the Consolidated

Financial Statements

Governmental Proceedings and Investigations

In June 2018, DESC received a notice of proposed assessment of approximately $410 million, excluding interest, from the SCDOR following its audit of DESC’s sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The proposed assessment, which includes 100% of the NND Project, is based on the SCDOR’s position that DESC’s sales and use tax exemption for the NND Project does not apply because the facility will not become operational. In December 2020, the parties reached an agreement in principle in the amount of $165 million to resolve this matter. In June 2021, the parties executed a settlement agreement which allows DESC to fund the settlement amount through a combination of cash, shares of Dominion Energy common stock or real estate with an initial payment of at least $43 million in shares of Dominion Energy common stock. In 2021 and 2022, Dominion Energy issued shares of its common stock to partially satisfy its obligation under the settlement agreement. In June 2022, DESC requested approval from the South Carolina Commission to transfer certain real estate with a total settlement value of $51 million to satisfy its remaining obligation under the settlement agreement. In July 2022, the South Carolina Commission voted to approve the request and issued its final order in August 2022. In 2022, DESC transferred certain non-utility property to the SCDOR to partially satisfy its obligation under the settlement agreement. In October 2022, DESC filed for approval to transfer the remaining real estate with FERC which was received in November 2022. In March 2023, DESC transferred utility property with a fair value of $10 million to the SCDOR resulting in a gain of $9 million ($7 million after-tax), recorded in other operations and maintenance expense (reflected in the Corporate and Other segment) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2023. In June 2023, DESC transferred the remaining utility property with a fair value of $11 million to the SCDOR resulting in a gain of $11 million ($8 million after-tax), recorded in other operations and maintenance expense (reflected in the Corporate and Other segment) in Dominion Energy’s Consolidated Statements of Income for the year ended December 31, 2023. In July 2023, DESC made a less than $1 million cash payment to the SCDOR to fully satisfy its remaining obligation, including applicable interest, under the settlement agreement.

Nuclear Operations

Nuclear Decommissioning – Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2025 calculation for the NRC minimum financial assurance amount, aggregated for Dominion Energy and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts and Millstone Unit 1, as this unit is in a decommissioning state, was $3.5 billion and $2.0 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2025 NRC minimum financial assurance amounts above were calculated using preliminary December 31, 2025 U.S. Bureau of Labor Statistics indices. Dominion Energy believes that decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone units. In addition, Dominion Energy believes that the decommissioning funds and their expected earnings will be sufficient to cover expected decommissioning costs for the Summer unit, particularly when combined with future ratepayer collections and contributions. The Companies believe the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. The Companies will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include, if needed, the use of parent company guarantees, surety bonding or other financial instruments recognized by the NRC. See Note 9 for additional information on nuclear decommissioning trust investments.

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

The Companies’ nuclear property insurance coverage for Millstone, Summer, Surry and North Anna meets the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site. This includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $58 million and $31 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Companies have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination. Additionally, DESC maintains an excess property insurance policy with the European Mutual Association for Nuclear Insurance. The policy provides coverage to Summer for property damage and outage costs up to $1 million. The European Mutual Association for Nuclear Insurance policy permits retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, DESC’s share of the retrospective premium assessment would not exceed an inconsequential amount.

Millstone, Virginia Power and Summer also purchase accidental outage insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion Energy and Virginia Power’s maximum retrospective premium assessment for the current policy period is $39 million and $11 million, respectively.

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

By mutual agreement of the parties, the settlement agreements are extendable to provide for resolution of damages incurred after 2013. The settlement agreements for the Surry, North Anna and Millstone nuclear power stations have been extended and provided for periodic payments for damages incurred through December 31, 2025. In December 2025, the DOE notified the Companies that it intends to extend these agreements through December 31, 2028 and future additional extensions are contemplated by the settlement agreements. A similar agreement for Summer extends until the DOE has accepted the same amount of spent fuel from the facility as if it has fully performed its contractual obligations.

In 2025, Virginia Power received payments of $26 million for resolution of claims incurred at North Anna and Surry for the period of January 1, 2023 through December 31, 2023. In addition, Dominion Energy received payments of $14 million for resolution of claims incurred at Millstone for the period of July 1, 2023 through June 30, 2024 and $3 million for resolution of its share of claims incurred at Summer for the period of January 1, 2024 through December 31, 2024.

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

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion Energy’s receivables for spent nuclear fuel-related costs totaled $70 million and $83 million at December 31, 2025 and 2024, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $53 million and $62 million at December 31, 2025 and 2024, respectively.

Combined Notes to Consolidated Financial Statements, Continued

The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Offshore Wind Decommissioning – Minimum Financial Assurance

BOEM requires entities holding a commercial lease for offshore wind facilities to provide financial assurance, as annually determined by BOEM, for future decommission of such facilities including those under development. Decommissioning costs include removing or decommissioning all facilities, projects, cables, pipelines and obstructions, as well as clearing the seafloor of all obstructions created by activities on the leased acreage. The most recent financial assurance calculation received from BOEM for the CVOW Commercial Project, based on its expected completion, was $1.6 billion. As discussed in Note 13, Virginia Power’s November 2024 application for Rider OSW filed with the Virginia Commission was approved in August 2025 and included a proposal for Virginia Power to establish a decommissioning trust fund associated with the CVOW Commercial Project. The applicable amount included within the total revenue requirement of Rider OSW will be allocated for such purposes. To the extent that the minimum financial assurance requirements are not able to be met from such decommissioning trust funds, Virginia Power may be required to utilize parent company guarantees, surety bonding or other financial instruments recognized by BOEM.

Long-Term Purchase Agreements

At December 31, 2025, Dominion Energy had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that a third party has used to secure financing for the facility that will provide the contracted goods or services:

	2026	2027	2028	2029	2030	Thereafter	Total
(millions)
Purchased electric capacity(1)	$85	$86	$85	$84	$85	$456	$881
(1)
Commitments represent estimated amounts payable for energy under power purchase contracts with qualifying facilities which expire at various dates through 2040. Energy payments are generally based on fixed dollar amounts per month and totaled $71 million and $60 million for the years ended December 31, 2025 and 2024, respectively.

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third-parties. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation. To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At December 31, 2025, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,878
Nuclear obligations(2)	198
Solar(3)	85
Other(4)	366
Total(5)(6)	$3,527
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

In addition, Dominion Energy had issued an additional $20 million of guarantees at December 31, 2025, primarily to support third-parties. No amounts related to these guarantees have been recorded.

In 2025, Dominion Energy entered into two guarantee agreements to support a portion of Valley Link’s financing obligations under a $180 million revolving credit facility and up to $120 million of letters of credit. Dominion Energy’s obligation under these guarantees is only triggered if a Valley Link project is cancelled and Valley Link cannot pay outstanding balances related to the cancelled project. Dominion Energy’s maximum potential loss exposure under the terms of the guarantees is limited to 30% of outstanding borrowings, an equal percentage to Dominion Energy’s ownership in Valley Link. At December 31, 2025, Valley Link had borrowed $41 million against the revolving credit facility and had $90 million outstanding letters of credit. No amounts related to these guarantees has been recorded at Dominion Energy.

Dominion Energy also had issued three guarantees at December 31, 2025 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at December 31, 2025, Dominion Energy had purchased $528 million of surety bonds, including $456 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 17, to facilitate commercial transactions by its subsidiaries with third-parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Companies may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Companies are unable to develop an estimate of the maximum potential amount of any other future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2025, the Companies believe any other future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Charitable Commitments

Dominion Energy’s Consolidated Balance Sheets include $43 million and $32 million in other deferred credits and other liabilities at December 31, 2025 and 2024, respectively and $15 million and $21 million in other current liabilities at December 31, 2025 and 2024, respectively, for charitable commitments. In 2025 and 2024, Dominion Energy made unconditional promises to charitable organizations and as a result recorded charges totaling $42 million ($42 million after-tax) and $72 million ($54 million after-tax) in other income (expense) in its Consolidated Statements of Income for the years ended December 31, 2025 and 2024, respectively, reflected in the Corporate and Other segment. These commitments are primarily to be funded at various intervals through 2032.

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

Dominion Energy’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion Energy transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include marketing of nonregulated generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of any collateral. At December 31, 2025, Dominion Energy’s credit exposure totaled $223 million. Of this amount, investment grade counterparties, including those internally rated, represented 92%. No single counterparty, whether investment grade or non-investment grade, exceeded $143 million of exposure.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2025, Virginia Power’s exposure related to wholesale customers totaled $16 million. Of this amount, investment grade counterparties, including those internally rated, represented 57%. No single counterparty, whether investment grade or non-investment grade, exceeded $3 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy would have been required to post additional collateral to its counterparties of $29 million, with none related to Virginia Power, at December 31, 2025, and $13 million, with $12 million related to Virginia Power, at December 31, 2024. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. At both December 31, 2025 and 2024, Dominion Energy and Virginia Power had no amounts of collateral posted related to derivatives with credit related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credits posted as collateral at December 31, 2025 or 2024 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized

Combined Notes to Consolidated Financial Statements, Continued

with cash for Dominion Energy was $29 million, with none related to Virginia Power, at December 31, 2025, and $13 million, with $12 million related to Virginia Power, at December 31, 2024, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. See Note 7 for additional information. At December 31, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $22 million and $12 million, respectively. At December 31, 2024, Virginia Power’s derivative assets and liabilities with affiliates were $19 million and $17 million, respectively.

Virginia Power participates in certain Dominion Energy benefit plans as described in Note 22. At December 31, 2025 and 2024, Virginia Power’s amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and reflected in other deferred credits and other liabilities in the Consolidated Balance Sheets were $594 million and $505 million, respectively. At December 31, 2025 and 2024, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in noncurrent pension and other postretirement benefit assets in the Consolidated Balance Sheets were $729 million and $663 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Year Ended December 31,	2025	2024	2023
(millions)
Commodity purchases from affiliates	$941	$585	$582
Services provided by affiliates(1)(2)	823	667	605
Services provided to affiliates	16	22	20

(1)
Includes capitalized expenditures of $305 million, $234 million and $210 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Excludes amounts related to Virginia Power's operating lease with an affiliated entity as discussed below and in Note 15.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. Virginia Power’s intercompany credit facility with Dominion Energy has a maximum capacity of $3.0 billion. In December 2024, Virginia Power amended this facility to extend the maturity date to December 2027. There were $1.2 billion and $500 million in short-term demand note borrowings from Dominion Energy at December 31, 2025 and 2024, respectively. The weighted-average interest rate of these borrowings was 4.03% and 4.71% at December 31, 2025 and 2024, respectively. Virginia Power had no outstanding borrowings, net of repayments under the Dominion Energy money pool for its nonregulated subsidiaries at December 31, 2025 and 2024. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $42 million, $29 million and $80 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In 2025, Virginia Power declared and paid a dividend of $550 million. In the fourth quarter of 2024, Virginia Power declared a dividend of $407 million, which was paid in 2025.

In 2025 and 2023, Virginia Power issued common stock to Dominion Energy as discussed in Note 20. There were no such issuances of Virginia Power common stock to Dominion Energy in 2024.

See Note 15 for discussion of Virginia Power’s lease, classified as an operating lease with a 20-month term, with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. At December 31, 2025, Virginia Power’s Consolidated Balance Sheet reflects $185 million other deferred charges and other assets for its right-of-use asset and $188 million of affiliated lease payables comprised of $141 million presented in other current liabilities and $47 million presented in other deferred credits and other liabilities. For the year ended December 31, 2025, Virginia Power capitalized $18 million of such affiliated lease cost associated with the CVOW Commercial Project.

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
(2)
Includes renewable natural gas and offshore wind installation vessel operations.

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

In 2025, Dominion Energy reported after-tax net expenses of $300 million in the Corporate and Other segment, including $32 million of after-tax net income for specific items with $28 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2025 primarily related to the impact of the following items:

•
$258 million ($192 million after-tax) of charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia;
•
A $124 million ($94 million after-tax) net unrealized loss related to economic hedging activities, attributable to Contracted Energy; and
•
A $106 million ($79 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia; partially offset by
•
A $507 million ($335 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($290 million after-tax); and
•
Dominion Energy Virginia ($45 million after-tax).

In 2024, Dominion Energy reported after-tax net expenses of $734 million in the Corporate and Other segment, including $358 million of after-tax net expenses for specific items with $222 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2024 primarily related to the impact of the following items:

•
A $232 million ($176 million after-tax) net unrealized loss related to economic hedging activities, attributable to Contracted Energy;
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
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs, attributable to Dominion Energy Virginia; and
•
A $25 million ($19 million after-tax) charge associated with an accrual for remediation costs at a manufactured gas plant site, attributable to Dominion Energy Virginia; partially offset by
•
A $559 million ($344 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($295 million after-tax); and
•
Dominion Energy Virginia ($49 million after-tax).

In 2023, Dominion Energy reported after-tax net expenses of $198 million in the Corporate and Other segment, including $247 million of after-tax net income for specific items with $336 million of after-tax net income attributable to its operating segments.

Combined Notes to Consolidated Financial Statements, Continued

The net income for specific items attributable to Dominion Energy’s operating segments in 2023 primarily related to the impact of the following items:

•
A $586 million ($447 million after-tax) net unrealized gain related to economic hedging activities, attributable to Contracted Energy;
•
A $406 million ($236 million after-tax) gain related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($203 million after-tax); and
•
Dominion Energy Virginia ($33 million after-tax); and
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

The following table presents segment information pertaining to Dominion Energy’s 2025 operations:

Year Ended December 31, 2025	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$11,843	$3,568	$1,140	$(45)	$—	$16,506
Intersegment revenue	(3)	10	39	1,217	(1,263)	—
Total Operating Revenue	11,840	3,578	1,179	1,172	(1,263)	16,506
Electric fuel and other energy-related purchases(1)	3,591	795	114	—	(11)	4,489
Purchased electric capacity(1)	71	13	—	—	(2)	82
Purchased gas(1)	—	291	6	—	—	297
Other operations and maintenance(1)(2)	2,264	691	532	1,806	(1,229)	4,064
Depreciation and amortization(1)	1,623	569	118	91	(14)	2,387
Other taxes(1)	361	303	58	62	(11)	773
Total Operating Expenses	7,910	2,662	828	1,959	(1,267)	12,092
Interest and related charges(1)	957	273	55	939	(202)	2,022
Income tax expense (benefit)(1)	514	123	(22)	(83)	—	532
Equity in earnings (losses) of equity method investees(3)	—	—	1	(7)	—	(6)
Other income (expense)(3)	167	1	(6)	933	(9)	1,086
Interest income(3)	23	14	125	174	(197)	139
Net Loss from Discontinued Operations Including Noncontrolling Interests	—	—	—	(14)	—	(14)
Noncontrolling Interests(3)	324	—	—	(257)	—	67
Net Income (Loss) Attributable to Dominion Energy	2,325	535	438	(300)	—	2,998
Investment in equity method investees(4)	—	—	92	40	—	132
Capital expenditures	10,548	1,174	831	101	(1)	12,653
Total assets (billions)	80.8	19.3	12.1	10.2	(6.5)	115.9

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

The following table presents segment information pertaining to Dominion Energy’s 2024 operations:

Year Ended December 31, 2024	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$10,226	$3,295	$1,099	$(161)	$—	$14,459
Intersegment revenue	9	9	10	1,002	(1,030)	—
Total Operating Revenue	10,235	3,304	1,109	841	(1,030)	14,459
Electric fuel and other energy-related purchases(1)	2,743	775	102	—	(6)	3,614
Purchased electric capacity(1)	68	8	—	—	(2)	74
Purchased gas(1)	—	260	—	—	—	260
Other operations and maintenance(1)(2)	2,217	671	487	1,827	(1,014)	4,188
Depreciation and amortization(1)	1,635	546	76	88	—	2,345
Other taxes(1)	332	292	53	62	(8)	731
Total Operating Expenses	6,995	2,552	718	1,977	(1,030)	11,212
Interest and related charges(1)	856	276	36	912	(187)	1,893
Income tax expense (benefit)(1)	446	80	121	(236)	—	411
Equity in earnings (losses) of equity method investees(3)	—	—	9	(6)	—	3
Other income (expense)(3)	100	(5)	(15)	614	—	694
Interest income(3)	23	7	131	170	(187)	144
Net Income from Discontinued Operations Including Noncontrolling Interests	—	—	—	197	—	197
Noncontrolling Interests(3)	50	—	—	(103)	—	(53)
Net Income (Loss) Attributable to Dominion Energy	2,011	398	359	(734)	—	2,034
Investment in equity method investees(4)	—	—	91	47	—	138
Capital expenditures	9,968	1,105	772	582	—	12,427
Total assets (billions)	70.0	18.4	9.5	10.2	(5.7)	102.4

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to Dominion Energy’s 2023 operations:

Year Ended December 31, 2023	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
Total revenue from external customers	$9,575	$3,369	$835	$614	$—	$14,393
Intersegment revenue	(2)	6	16	939	(959)	—
Total Operating Revenue	9,573	3,375	851	1,553	(959)	14,393
Electric fuel and other energy-related purchases(1)	2,918	947	80	—	(10)	3,935
Purchased electric capacity(1)	46	12	—	—	(3)	55
Purchased gas(1)	—	285	—	—	—	285
Other operations and maintenance(1)(2)	1,842	612	544	1,381	(939)	3,440
Depreciation and amortization(1)	1,622	531	105	322	—	2,580
Other taxes(1)	298	285	48	60	(7)	684
Total Operating Expenses	6,726	2,672	777	1,763	(959)	10,979
Interest and related charges(1)	772	249	44	820	(206)	1,679
Income tax expense(1)	473	79	25	67	—	644
Equity in earnings (losses) of equity method investees(3)	—	—	(34)	8	—	(26)
Other income (expense)(3)	65	(4)	22	820	—	903
Interest income(3)	17	6	106	196	(206)	119
Net Loss From Discontinued Operations Including Noncontrolling Interests	—	—	—	(125)	—	(125)
Net Income (Loss) Attributable to Dominion Energy	1,684	377	99	(198)	—	1,962
Capital expenditures	7,196	957	740	1,342	—	10,235

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

In 2025, Virginia Power reported after-tax net expenses of $225 million in the Corporate and Other segment, including $225 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

The net expenses for specific items attributable to its operating segment in 2025 primarily related to the impact of the following items:

•
$258 million ($192 million after-tax) of charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
A $106 million ($79 million after-tax) loss associated with severe weather events; partially offset by
•
A $72 million ($45 million after-tax) gain related to investments in nuclear decommissioning trust funds.

In 2024, Virginia Power reported after-tax net expenses of $114 million in the Corporate and Other segment, including $115 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

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
•
A $30 million ($22 million after-tax) charge related to the write-off of certain early-stage development costs; and
•
A $25 million ($19 million after-tax) charge associated with an accrual for remediation costs at a manufactured gas plant site; partially offset by
•
A $82 million ($49 million after-tax) gain related to investments in nuclear decommissioning trust funds.

In 2023, Virginia Power reported after-tax net expenses of $242 million in the Corporate and Other segment, including $242 million of after-tax net expenses for specific items all of which were attributable to its operating segment.

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
•
A $58 million ($33 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions)
Year Ended December 31, 2025
Operating Revenue	$11,841	$(29)	$11,812
Electric fuel and other energy-related purchases(1)	3,591	—	3,591
Purchased electric capacity(1)	71	—	71
Other operations and maintenance(1)(2)	2,264	582	2,846
Depreciation and amortization(1)	1,623	7	1,630
Other taxes(1)	361	1	362
Total Operating Expenses	7,910	590	8,500
Interest and related charges(1)	957	(6)	951
Income tax expense (benefit)(1)	514	(66)	448
Other income (expense)(3)	167	63	230
Interest income(3)	23	2	25
Noncontrolling Interests(3)	324	(257)	67
Net Income (Loss) Attributable to Virginia Power	2,326	(225)	2,101
Capital expenditures	10,544	—	10,544
Total assets (billions)	79.2	—	79.2
Year Ended December 31, 2024
Operating Revenue	$10,235	$—	$10,235
Electric fuel and other energy-related purchases(1)	2,743	—	2,743
Purchased electric capacity(1)	68	—	68
Other operations and maintenance(1)(2)	2,217	312	2,529
Depreciation and amortization(1)	1,635	9	1,644
Other taxes(1)	332	1	333
Total Operating Expenses	6,995	322	7,317
Interest and related charges(1)	856	(7)	849
Income tax expense (benefit)(1)	446	(23)	423
Other income (expense)(3)	100	69	169
Interest income(3)	23	6	29
Noncontrolling Interests(3)	50	(103)	(53)
Net Income (Loss) Attributable to Virginia Power	2,011	(114)	1,897
Capital expenditures	9,968	—	9,968
Total assets (billions)	68.4	—	68.4
Year Ended December 31, 2023
Operating Revenue	$9,573	$—	$9,573
Electric fuel and other energy-related purchases(1)	2,918	—	2,918
Purchased electric capacity(1)	46	—	46
Other operations and maintenance(1)(2)	1,842	124	1,966
Depreciation and amortization(1)	1,622	249	1,871
Other taxes(1)	298	—	298
Total Operating Expenses	6,726	373	7,099
Interest and related charges(1)	772	(7)	765
Income tax expense (benefit)(1)	473	(73)	400
Other income (expense)(3)	65	51	116
Interest income(3)	17	—	17
Net Income (Loss) Attributable to Virginia Power	1,684	(242)	1,442
Capital expenditures	7,196	—	7,196

(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges.
(3)
Items designated are other segment items for each reportable segment.

Combined Notes to Consolidated Financial Statements, Continued

Note 27. Quarterly Financial Data (Unaudited)

A summary of the Companies’ quarterly results of operations for the years ended December 31, 2025 and 2024 is as follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

Dominion Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions, except per share amounts)
2025
Operating revenue	$4,076	$3,810	$4,527	$4,093
Income from continuing operations	1,223	1,096	1,339	756
Net income from continuing operations including noncontrolling interests	712	813	1,028	526
Net income (loss) from discontinued operations including noncontrolling interest	(1)	1	—	(14)
Net income including noncontrolling interests	711	814	1,028	512
Noncontrolling interests	46	54	22	(55)
Net income attributable to Dominion Energy	665	760	1,006	567
Basic EPS:
Net income from continuing operations	0.77	0.88	1.17	0.66
Net income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to Dominion Energy	0.77	0.88	1.17	0.65
Diluted EPS:
Net income from continuing operations	0.77	0.88	1.16	0.66
Net income (loss) from discontinued operations	—	—	—	(0.01)
Net income attributable to Dominion Energy	0.77	0.88	1.16	0.65
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675
2024
Operating revenue	$3,632	$3,486	$3,941	$3,400
Income from continuing operations	833	805	1,218	391
Net income from continuing operations including noncontrolling interests	285	466	949	84
Net income (loss) from discontinued operations including noncontrolling interest	118	97	(15)	(3)
Net income including noncontrolling interests	403	563	934	81
Noncontrolling interests	—	—	—	(53)
Net income attributable to Dominion Energy	403	563	934	134
Basic EPS:
Net income from continuing operations	0.32	0.52	1.11	0.14
Net income (loss) from discontinued operations	0.14	0.12	(0.02)	—
Net income attributable to Dominion Energy	0.46	0.64	1.09	0.14
Diluted EPS:
Net income from continuing operations	0.32	0.52	1.11	0.14
Net income (loss) from discontinued operations	0.14	0.12	(0.02)	—
Net income attributable to Dominion Energy	0.46	0.64	1.09	0.14
Dividends declared per preferred share (Series B)(1)	11.625	9.922	11.625	9.688
Dividends declared per preferred share (Series C)	10.875	10.875	10.875	10.875
Dividends declared per common share	0.6675	0.6675	0.6675	0.6675

(1)
See Note 19 for a discussion of repurchases and redemptions during the second and fourth quarters.

Dominion Energy’s 2025 results include the impact of the following significant items:

•
First quarter results include $76 million of after-tax losses related to investments in nuclear decommissioning trust funds.
•
Second quarter results include $164 million of after-tax gains related to investments in nuclear decommissioning trust funds.
•
Third quarter results include $168 million of after-tax gains related to investments in nuclear decommissioning trust funds.
•
Fourth quarter results include a $108 million after-tax charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project and $81 million of after-tax losses related to the mark-to-market impact of economic hedging activities, partially offset by $97 million of after-tax gains from higher market related impacts on pension and other postretirement plans and $79 million of after-tax gains related to investments in nuclear decommissioning trust funds.

Dominion Energy’s 2024 results include the impact of the following significant items:

•
First quarter results include $238 million of after-tax losses from lower market related impacts on pension and other postretirement plans and a $108 million after-tax loss on the closing of the East Ohio Transaction, partially offset by $164 million of after-tax gains related to investments in nuclear decommissioning trust funds.
•
Third quarter results include $108 million of after-tax gains related to investments in nuclear decommissioning trust funds and $103 million of after-tax gains related to the mark-to-market impact of economic hedging activities.

•
Fourth quarter results include $93 million of after-tax losses related to the mark-to-market impact of economic hedging activities and a $77 million after-tax charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project.

Virginia Power

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions)
2025
Operating revenue	$2,765	$2,712	$3,311	$3,024
Income from operations	838	875	991	608
Net income including noncontrolling interests	531	589	690	358
Noncontrolling interests	46	54	22	(55)
Net income attributable to Virginia Power	485	535	668	413
2024
Operating revenue	$2,489	$2,537	$2,762	$2,447
Income from operations	720	762	976	460
Net income including noncontrolling interests	461	477	650	256
Noncontrolling interests	—	—	—	(53)
Net income attributable to Virginia Power	461	477	650	309

Virginia Power’s 2025 results include the impact of the following significant items:

•
Fourth quarter results include a $108 million after-tax charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project.

Virginia Power’s 2024 results include the impact of the following significant items:

•
Fourth quarter results include a $77 million after-tax charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy’s 2025 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2025, Dominion Energy makes the following assertions:

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

Management evaluated Dominion Energy’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy maintained effective internal control over financial reporting as of December 31, 2025.

Dominion Energy’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy’s internal control over financial reporting, as stated in their report which is included herein.

February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dominion Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy, Inc. and subsidiaries (“Dominion Energy”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2025, of Dominion Energy and our report dated February 23, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

February 23, 2026

Part III

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2025 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2025, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2025.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 23, 2026

Item 9B. Other Information

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Dominion Energy

The information required by this item is incorporated by reference to the sections entitled Item 1—Election of Directors, Corporate Governance—The Committees of the Board, Corporate Governance—Other Governance Practices and Policies—Code of Ethics and Business Conduct and Corporate Governance—Other Governance Practices and Policies—Securities Trading Policy in the Dominion Energy 2026 Proxy Statement.

The information concerning the executive officers of Dominion Energy required by this item is included in Part I of this Form 10-K under the caption Information about our Executive Officers. Each executive officer of Dominion Energy is elected annually.

Item 11. Executive Compensation

Dominion Energy

The information required by this item is incorporated by reference to the sections entitled Executive Compensation, Compensation of Non-Employee Directors and Corporate Governance—The Committees of the Board—Compensation and Talent Development Committee—Compensation Committee Interlocks and Insider Participation in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Dominion Energy

The information required by this item is incorporated by reference to the sections entitled Security Ownership of Certain Beneficial Owners and Management and Executive Compensation—Equity Compensation Plans in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Dominion Energy

The information required by this item is incorporated by reference to the sections entitled Corporate Governance—Other Governance Practices and Policies —Certain Relationships and Related Party Transactions and Corporate Governance —Director Independence in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Dominion Energy

The information required by this item is incorporated by reference to the section entitled Audit Committee Matters—Auditor Fees and Pre-Approval Policy in the 2026 Proxy Statement.

Virginia Power

The following table presents fees paid to Deloitte & Touche LLP for services related to Virginia Power for the fiscal years ended December 31, 2025 and 2024.

Type of Fees	2025	2024
(millions)
Virginia Power
Audit fees	$3.50	$3.22
Audit-related fees	—	0.15
Tax fees	—	—
All other fees	—	—
Total Fees	$3.50	$3.37

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

Virginia Power’s Board of Directors has adopted the Dominion Energy Audit Committee pre-approval policy for their independent auditor’s services and fees and have delegated the execution of this policy to the Dominion Energy Audit Committee. All services performed in 2025 and 2024 by the independent auditor were approved by the Dominion Energy Audit Committee pursuant to the pre-approval policy.

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

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power

Supplemental Indenture, dated November 1, 2016 (Exhibit 4.3, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Third Supplemental Indenture, dated November 1, 2016 (Exhibit 4.4, Form 8-K filed November 16, 2016, File No. 000-55337); Thirty-Fourth Supplemental Indenture, dated March 1, 2017 (Exhibit 4.3, Form 8-K filed March 16, 2017; File No. 000-55337).

4.4

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337); Eighteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.2, Form 8-K filed August 12, 2024, File No. 000-55337); Nineteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.3, Form 8-K filed August 12, 2024, File No. 000-55337); Twentieth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 5, 2025, File No. 000-55337); Twenty-First Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 5, 2025, File No. 000-55337); Twenty-Second Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.2, Form 8-K filed September 10, 2025, File No. 000-55337); Twenty-Third Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.3, Form 8-K filed September 10, 2025, File No. 000-55337).

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

X

Exhibit Number	Description	Dominion Energy	Virginia Power
4.8

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Seventh Supplemental Indenture, dated as of November 1, 2022 (Exhibit 4.2, Form 8-K filed November 18, 2022, File No. 1-8489); Twenty-Eighth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 11, 2025, File No. 1-8489; Twenty-Ninth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 11, 2025, File No. 1-8489); Thirtieth Supplemental Indenture, dated as of May 1, 2025 (Exhibit 4.2, Form 8-K filed May 13, 2025, File No. 1-8489).

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

10.1

$7,000,000,000 Sixth Amended and Restated Revolving Credit Agreement, dated as of April 8, 2025, among Dominion Energy, Inc., Virginia Electric and Power Company, Dominion Energy South Carolina, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents,  JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., BOFA Securities, Inc., The Bank of Nova Scotia and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other agents and lenders thereto (Exhibit 10.1, Form 8-K filed April 9, 2025, File No. 1-8489).

		X	X

10.2

Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto- Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.2, Form 8-K filed June 10, 2021, File No. 1-8489); as amended by the First Amendment, dated October 12, 2022, to the Sustainability Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed October 14, 2022, File No. 1-8489), the Second Amendment, dated June 7, 2024, to the Sustainability Revolving Credit Agreement (Exhibit 10.1, Form 8-K filed June 7, 2024 (File No. 1-8489) and the Third Amendment, dated as of April 8, 2025, to the Sustainability Revolving Credit Agreement (Exhibit 10.2, Form 8-K filed April 9, 2025, File No. 1-8489).

X

Exhibit Number	Description	Dominion Energy	Virginia Power
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

X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.18*

Form of 2024 Performance Grant Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.19*

Form of 2024 Performance Share Award Agreement under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.20*

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

10.22*

2024 Performance Grant Agreement for Robert M. Blue under the 2024 Long-Term Incentive Program approved January 25, 2024 (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2023 filed February 23, 2024, File No. 1-8489).

X

10.23*	Dominion Energy, Inc. 2024 Incentive Compensation Plan, effective May 7, 2024 (Exhibit 10.1, Form 8-K filed May 8, 2024, File No. 1-2255).	X

10.24*

Form of 2025 Performance Grant Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (Exhibit 10.29, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).

X

10.25*

Form of 2025 Performance Share Award Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (Exhibit 10.30, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).

X

10.26*

Form of 2025 Restricted Stock Agreement under the 2025 Long-Term Incentive Program approved January 23, 2025 (Exhibit 10.31, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).

X

10.27*

2025 Performance Share Award Agreement for Robert M. Blue under the 2025 Long-Term Incentive Program approved January 23, 2025 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).

X

10.28*

2025 Performance Grant Agreement for Robert M. Blue under the 2025 Long-Term Incentive Program approved January 23, 2025 (Exhibit 10.33, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).

X

10.29*	Form of 2025 Key Contributor Restricted Stock Recognition Award (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).	X

10.30*	Form of 2025 Key Contributor Cash Recognition Award (Exhibit 10.35, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No.1-8489).	X

19	Securities Trading Policy (Exhibit 19, Form 10-K for the fiscal year ended December 31, 2024 filed February 27, 2025, File No. 1-8489).	X

21	Subsidiaries of Dominion Energy, Inc. (filed herewith).	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Dominion Energy, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

Exhibit Number	Description	Dominion Energy	Virginia Power
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

X

101

The following financial statements from Dominion Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 23, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 23, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
(Robert M. Blue, President and Chief Executive Officer)

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2026.

Signature	Title

/s/ Robert M. Blue Robert M. Blue	Chair of the Board of Directors, President and Chief Executive Officer

/s/ James A. Bennett James A. Bennett	Director

/s/ D. Maybank Hagood	Director
D. Maybank Hagood

/s/ Mark J. Kington Mark J. Kington	Director

/s/ Kristin G. Lovejoy	Director
Kristin G. Lovejoy

/s/ Jeffrey J. Lyash	Director
Jeffrey J. Lyash

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ Pamela J. Royal Pamela J. Royal	Director

/s/ Robert H. Spilman, Jr. Robert H. Spilman, Jr.	Director

/s/ Susan N. Story Susan N. Story	Director

/s/ Vanessa Allen Sutherland Vanessa Allen Sutherland	Director

/s/ Steven D. Ridge Steven D. Ridge	Executive Vice President and Chief Financial Officer

/s/ Gary G. Ratliff, Jr. Gary G. Ratliff, Jr.	Vice President, Controller and Chief Accounting Officer

Virginia Power

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ Robert M. Blue
(Robert M. Blue, Chief Executive Officer)

Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2026.

Signature	Title

/s/ Edward H. Baine Edward H. Baine	Director

/s/ Robert M. Blue Robert M. Blue	Director and Chief Executive Officer

/s/ Carlos M. Brown Carlos M. Brown	Director

/s/ Steven D. Ridge Steven D. Ridge	Executive Vice President and Chief Financial Officer

/s/ Gary G. Ratliff, Jr. Gary G. Ratliff, Jr.	Vice President, Controller and Chief Accounting Officer