Form 10-Q
period 2026-03-31
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2026-05-01
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At April 24, 2026, the latest practicable date for determination, Dominion Energy, Inc. had 879,455,403 shares of common stock outstanding and Virginia Electric and Power Company had 373,881 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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
Dominion Privatization

The legal entity Dominion Utility Privatization Holdings, LLC (a joint venture between Dominion Energy and Patriot), one or more of its consolidated subsidiaries, or the entirety of Dominion Utility Privatization Holdings, LLC and its consolidated subsidiaries

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

IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
ISO	Independent system operator
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
kV	Kilovolt
kVA	Kilovolt-ampere
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGD	Million gallons per day
Millstone	Millstone nuclear power station
MMBtu	Metric Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina
NAV	Net asset value
NND Project

V.C. Summer Units 2 and 3 nuclear development project under which DESC and Santee Cooper undertook to construct two Westinghouse AP1000 Advanced Passive Safety nuclear units in Jenkinsville, South Carolina

North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
Order 1000	Order issued by FERC adopting requirements for electric transmission planning, cost allocation and development
OSWP	OSW Project LLC, a limited liability company owned by Virginia Power and Stonepeak
ozone season	The period May 1 through September 30, as determined on a federal level
Patriot	Patriot Utility Privatizations, LLC, a joint venture between Foundation Infrastructure Partners, LLC and John Hancock Life Insurance Company (U.S.A.) and affiliates
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
Pumpkinseed	A 60 MW solar generation facility in Emporia, Virginia

RGGI	Regional Greenhouse Gas Initiative
Rider CCR	A rate adjustment clause associated with the recovery of costs related to the removal of CCR at certain power stations
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

Rider CERC	A rate adjustment clause associated with the recovery of costs related to the Chesterfield Energy Reliability Center
Rider OSW	A rate adjustment clause associated with costs incurred to construct, own and operate the CVOW Commercial Project
ROE	Return on equity
RTO	Regional transmission organization
Santee Cooper	South Carolina Public Service Authority
SCANA	The legal entity, SCANA Corporation, one or more of its consolidated subsidiaries, or the entirety of SCANA Corporation and its consolidated subsidiaries
SCANA Combination	Dominion Energy’s acquisition of SCANA completed on January 1, 2019 pursuant to the terms of the agreement and plan of merger entered on January 2, 2018 between Dominion Energy and SCANA
SCANA Merger Approval Order	Final order issued by the South Carolina Commission on December 21, 2018 setting forth its approval of the SCANA Combination
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
Series C Preferred Stock	Dominion Energy’s 4.35% Series C Fixed-Rate Cumulative Redeemable Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000 per share
South Carolina Commission	Public Service Commission of South Carolina
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of S&P Global Inc.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
(millions, except per share amounts)
Operating Revenue	$5,019	$4,076
Operating Expenses
Electric fuel and other energy-related purchases	1,606	962
Purchased electric capacity	69	9
Purchased gas	143	147
Other operations and maintenance	985	898
Depreciation and amortization	631	582
Other taxes	228	209
Impairment of assets and other charges (benefits)	(35)	46
Total operating expenses	3,627	2,853
Income from operations	1,392	1,223
Other income (expense)	3	10
Interest and related charges	561	481
Income from continuing operations including noncontrolling interests before income tax expense	834	752
Income tax expense	48	40
Net Income From Continuing Operations Including Noncontrolling Interests	786	712
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	(1)	(1)
Net Income Including Noncontrolling Interests	785	711
Noncontrolling Interests	164	46
Net Income Attributable to Dominion Energy	$621	$665
Amounts Attributable to Dominion Energy
Net income from continuing operations	$622	$666
Net income (loss) from discontinued operations	(1)	(1)
Net income attributable to Dominion Energy	$621	$665
EPS - Basic
Net income from continuing operations	$0.69	$0.77
Net income (loss) from discontinued operations	—	—
Net income attributable to Dominion Energy	$0.69	$0.77
EPS - Diluted
Net income from continuing operations	$0.69	$0.77
Net income (loss) from discontinued operations	—	—
Net income attributable to Dominion Energy	$0.69	$0.77

(1)
Includes income tax expense (benefit) of less than $(1) million and less than $1 million for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
(millions)
Net income including noncontrolling interests	$785	$711
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(3)	(16)
Changes in unrealized net gains (losses) on investment securities(2)	—	11
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	6	8
Net realized (gains) losses on investment securities(5)	—	2
Net pension and other postretirement benefit costs (credits)(6)	(1)	(3)
Total other comprehensive income (loss)	2	2
Comprehensive income including noncontrolling interests	787	713
Comprehensive income (loss) attributable to noncontrolling interests	164	46
Comprehensive income attributable to Dominion Energy	$623	$667

(1) Net of $1 million and $5 million tax for the three months ended March 31, 2026 and 2025, respectively.

(2) Net of $— million and $(7) million tax for the three months ended March 31, 2026 and 2025, respectively.

(3) Net of $— million and $— million tax for the three months ended March 31, 2026 and 2025, respectively.

(4) Net of $(2) million and $(2) million tax for the three months ended March 31, 2026 and 2025, respectively.

(5) Net of $— million and $— million tax for the three months ended March 31, 2026 and 2025, respectively.

(6) Net of $1 million and $— million tax for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$351	$250
Customer receivables (less allowance for doubtful accounts of $33 and $31)	2,388	2,531
Tax receivables	434	434
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)(3)	486	446
Inventories	1,942	1,957
Regulatory assets(2)	1,290	1,380
Prepayments(2)	641	377
Other(2)	779	696
Assets held for sale	686	—
Total current assets	8,997	8,071
Investments
Nuclear decommissioning trust funds	8,956	9,166
Investment in equity method affiliates	132	132
Other	378	378
Total investments	9,466	9,676
Property, Plant and Equipment
Property, plant and equipment(2)	107,928	106,315
Accumulated depreciation and amortization(2)	(27,720)	(27,348)
Total property, plant and equipment, net	80,208	78,967
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	9,028	8,276
Other(2)	6,736	6,724
Total deferred charges and other assets	19,907	19,143
Total assets	$118,578	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$3,557	$2,409
Supplemental credit facility borrowings	—	—
Short-term debt	3,098	2,457
Accounts payable(2)	1,168	1,338
Accrued interest, payroll and taxes(2)	986	1,244
Regulatory liabilities	459	542
Other(2)(3)	2,120	2,454
Liabilities held for sale	186	—
Total current liabilities	11,574	10,444
Long-Term Debt
Long-term debt	37,809	36,778
Securitization bonds(2)	883	883
Junior subordinated notes	5,978	5,978
Supplemental credit facility borrowings	—	—
Other	440	436
Total long-term debt	45,110	44,075
Deferred Credits and Other Liabilities
Deferred income taxes	8,186	7,885
Deferred investment tax credits	1,523	1,591
Regulatory liabilities	8,985	9,072
Other	9,492	9,373
Total deferred credits and other liabilities	28,186	27,921
Total liabilities	84,870	82,440
Commitments and Contingencies (see Note 16)
Equity
Preferred stock (see Note 15)	991	991
Common stock – no par(4)	25,931	25,892
Retained earnings	2,341	2,318
Accumulated other comprehensive loss	(116)	(118)
Shareholders’ equity	29,147	29,083
Noncontrolling interests	4,561	4,334
Total equity	33,708	33,417
Total liabilities and equity	$118,578	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 879 million shares outstanding at both March 31, 2026 and December 31, 2025.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					665		665	46	711
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	6			6		6
Contributions from Stonepeak to OSWP								400	400
Distributions from OSWP to Stonepeak								(28)	(28)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(569)		(569)		(569)
Other comprehensive income (loss), net of tax						2	2		2
Other					1		1		1
March 31, 2025	1	$991	853	$24,424	$1,727	$(150)	$26,992	$3,357	$30,349

December 31, 2025	1	$991	879	$25,892	$2,318	$(118)	$29,083	$4,334	$33,417
Net income including noncontrolling interests					621		621	164	785
Issuance of stock			—	33			33		33
Stock awards (net of change in unearned compensation)			—	6			6		6
Contributions from Stonepeak to OSWP								136	136
Distributions from OSWP to Stonepeak								(73)	(73)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(587)		(587)		(587)
Other comprehensive income (loss), net of tax						2	2		2
March 31, 2026	1	$991	879	$25,931	$2,341	$(116)	$29,147	$4,561	$33,708

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$785	$711
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	708	660
Deferred income taxes	284	59
Deferred investment tax credits (benefits)	9	(10)
Impairment of assets and other charges (benefits)	(39)	46
Net (gains) losses on nuclear decommissioning trust funds and other investments	162	116
Other adjustments	(9)	(7)
Changes in:
Accounts receivable	163	137
Inventories	13	2
Deferred fuel and purchased gas costs, net	(876)	(368)
Prepayments and deposits, net	(338)	(14)
Accounts payable	(47)	(41)
Accrued interest, payroll and taxes	(258)	(148)
Net realized and unrealized changes related to derivative activities	162	123
Pension and other postretirement benefits	(49)	(70)
Other operating assets and liabilities	212	(13)
Net cash provided by operating activities	882	1,183
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,023)	(3,213)
Acquisition of solar development projects	(7)	(1)
Proceeds from sales of securities	778	931
Purchases of securities	(887)	(955)
Contributions to equity method affiliates	(1)	(3)
Other	37	3
Net cash used in investing activities	(3,103)	(3,238)
Financing Activities
Issuance (repayment) of short-term debt, net	641	(416)
364-day term loan facility borrowings	800	—
Issuance of long-term debt	2,150	3,200
Repayment of long-term debt	(750)	(400)
Supplemental credit facility borrowings	500	—
Supplemental credit facility repayments	(500)	—
Contributions from Stonepeak to OSWP	136	400
Distributions from OSWP to Stonepeak	(73)	(28)
Issuance of common stock	33	35
Common dividend payments	(587)	(569)
Other	15	(55)
Net cash provided by financing activities	2,365	2,167
Increase in cash, restricted cash and equivalents	144	112
Cash, restricted cash and equivalents at beginning of period	343	365
Cash, restricted cash and equivalents at end of period	$487	$477

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
(millions)
Operating Revenue(1)	$3,696	$2,765
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,372	769
Purchased electric capacity	65	7
Other operations and maintenance:
Affiliated suppliers	158	134
Other	521	476
Depreciation and amortization	423	398
Other taxes	107	97
Impairment of assets and other charges (benefits)	(114)	46
Total operating expenses	2,532	1,927
Income from operations	1,164	838
Other income (expense)	27	26
Interest and related charges(1)	259	243
Income before income tax expense	932	621
Income tax expense	145	90
Net Income Including Noncontrolling Interests	787	531
Noncontrolling Interests	164	46
Net Income Attributable to Virginia Power	$623	$485

(1)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
(millions)
Net income including noncontrolling interests	$787	$531
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(2)	(7)
Changes in unrealized net gains (losses) on investment securities(2)	—	2
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	(1)	—
Total other comprehensive income (loss)	(3)	(5)
Comprehensive income including noncontrolling interests	784	526
Comprehensive income (loss) attributable to noncontrolling interests	164	46
Comprehensive income attributable to Virginia Power	$620	$480

(1)
Net of $1 million and $2 million tax for the three months ended March 31, 2026 and 2025, respectively.
(2)
Net of $— million and $— million tax for the three months ended March 31, 2026 and 2025, respectively.
(3)
Net of $— million and $— million tax for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$221	$170
Customer receivables (less allowance for doubtful accounts of $24 and $25)	1,837	1,930
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)	249	252
Affiliated receivables	142	35
Inventories (average cost method)	1,235	1,250
Regulatory assets(2)	850	1,110
Other(2)(3)	347	378
Total current assets	4,881	5,125
Investments
Nuclear decommissioning trust funds	4,770	4,864
Other	4	4
Total investments	4,774	4,868
Property, Plant and Equipment
Property, plant and equipment(2)	82,085	80,121
Accumulated depreciation and amortization(2)	(19,432)	(19,157)
Total property, plant and equipment, net	62,653	60,964
Deferred Charges and Other Assets
Regulatory assets(2)	5,279	4,526
Other(2)(3)	3,801	3,760
Total deferred charges and other assets	9,080	8,286
Total assets	$81,388	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$1,367	$1,366
Short-term debt	1,057	675
Accounts payable(2)	717	821
Payables to affiliates	144	216
Affiliated current borrowings	853	1,173
Accrued interest, payroll and taxes(2)	490	450
Regulatory liabilities	296	374
Other(2)(3)	1,560	1,900
Total current liabilities	6,484	6,975
Long-Term Debt
Long-term debt	22,027	20,651
Securitization bonds(2)	883	883
Other	195	194
Total long-term debt	23,105	21,728
Deferred Credits and Other Liabilities
Deferred income taxes	5,140	4,921
Deferred investment tax credits	620	616
Regulatory liabilities	6,462	6,530
Other(3)	7,191	6,934
Total deferred credits and other liabilities	19,413	19,001
Total liabilities	49,002	47,704
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(4)	12,487	12,487
Other paid-in capital	999	999
Retained earnings	14,310	13,687
Accumulated other comprehensive income	29	32
Shareholder’s equity	27,825	27,205
Noncontrolling interests	4,561	4,334
Total equity	32,386	31,539
Total liabilities and equity	$81,388	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 373,881 shares outstanding at both March 31, 2026 and December 31, 2025.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2024	324	$8,987	$1,006	$12,136	$28	$22,157	$2,939	$25,096
Net income including noncontrolling interests				485		485	46	531
Contributions from Stonepeak to OSWP							400	400
Distributions from OSWP to Stonepeak							(28)	(28)
Other comprehensive income (loss), net of tax					(5)	(5)		(5)
Other				1		1		1
March 31, 2025	324	$8,987	$1,006	$12,622	$23	$22,638	$3,357	$25,995

December 31, 2025	374	$12,487	$999	$13,687	$32	$27,205	$4,334	$31,539
Net income including noncontrolling interests				623		623	164	787
Contributions from Stonepeak to OSWP							136	136
Distributions from OSWP to Stonepeak							(73)	(73)
Other comprehensive income (loss), net of tax					(3)	(3)		(3)
March 31, 2026	374	$12,487	$999	$14,310	$29	$27,825	$4,561	$32,386

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$787	$531
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	468	439
Deferred income taxes	209	69
Deferred investment tax credits (benefits)	2	(6)
Impairment of assets and other charges (benefits)	(117)	46
Net (gains) losses on nuclear decommissioning trust funds and other investments	17	11
Other adjustments	(28)	(26)
Changes in:
Accounts receivable	134	66
Affiliated receivables and payables	(179)	24
Inventories	14	13
Prepayments and deposits, net	(4)	1
Deferred fuel expenses, net	(703)	(323)
Accounts payable	31	39
Accrued interest, payroll and taxes	40	87
Net realized and unrealized changes related to derivative activities	110	121
Other operating assets and liabilities	276	50
Net cash provided by operating activities	1,057	1,142
Investing Activities
Plant construction and other property additions	(2,479)	(2,669)
Purchases of nuclear fuel	(25)	(54)
Acquisition of solar development projects	(7)	(1)
Proceeds from sales of securities	552	568
Purchases of securities	(600)	(588)
Other	47	16
Net cash used in investing activities	(2,512)	(2,728)
Financing Activities
Issuance (repayment) of short-term debt, net	382	(706)
Issuance (repayment) of affiliated current borrowings, net	(320)	1,175
Issuance of long-term debt	2,150	1,250
Repayment of long-term debt	(750)	—
Contributions from Stonepeak to OSWP	136	400
Distributions from OSWP to Stonepeak	(73)	(28)
Common dividend payments to parent	—	(407)
Other	43	(10)
Net cash provided by financing activities	1,568	1,674
Increase in cash, restricted cash and equivalents	113	88
Cash, restricted cash and equivalents at beginning of period	231	206
Cash, restricted cash and equivalents at end of period	$344	$294

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion Energy, headquartered in Richmond, Virginia, provides primarily regulated electricity service in Virginia, North Carolina and South Carolina through its subsidiaries, Virginia Power and DESC, and is one of the nation’s leading developers and operators of regulated offshore wind and solar power and the largest producer of carbon-free electricity in New England. Dominion Energy also has nonregulated operations that include long-term contracted electric generation operations.

Virginia Power is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and North Carolina. Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into PJM. All of Virginia Power’s stock is owned by Dominion Energy.

Dominion Energy manages its daily operations through three primary operating segments: Dominion Energy Virginia, Dominion Energy South Carolina and Contracted Energy. Virginia Power manages its daily operations through one primary operating segment: Dominion Energy Virginia. The Companies each also report a Corporate and Other segment. See Note 20 for further discussion on the Companies’ operating segments.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, the Companies’ accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at March 31, 2026 and results of operations, changes in equity and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in the Companies’ 2025 Consolidated Financial Statements have been reclassified to conform to the 2026 presentation for comparative purposes; however, such reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion Energy are inclusive of Virginia Power, where applicable. There have been no significant changes from Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the items described below.

Revision of Previously Issued Consolidated Financial Statements

During the second quarter of 2025, the Companies identified misstatements in their previously issued consolidated financial statements related to income taxes associated with investments held within their qualified nuclear decommissioning trusts, primarily a net understatement of deferred income taxes associated with unrealized gains and losses (reflected in the Corporate and Other segment and attributable to Contracted Energy and Dominion Energy Virginia). The Companies assessed the impacts of the misstatements from both quantitative and qualitative perspectives and determined that the related impacts were not material to any of the Companies’ previously issued consolidated financial statements.

As a result, the Companies have revised their previously issued consolidated financial statements. Accordingly, the consolidated financial information contained in these consolidated financial statements and the accompanying notes has been revised to reflect the correction.

The following tables detail the impact of the restatement adjustment to each affected line item in the Companies’ Consolidated Statements of Income and Statements of Comprehensive Income for the period presented:

	Dominion Energy
Three Months Ended March 31, 2025	As Previously Reported	Adjustments	As Revised
(millions, except per share amounts)
Other income (expense)	$5	$5	$10
Interest and related charges	480	1	481
Income from continuing operations including noncontrolling interests before income tax expense	748	4	752
Income tax expense	55	(15)	40
Net Income From Continuing Operations Including Noncontrolling Interests	693	19	712
Net Income Including Noncontrolling Interests	692	19	711
Net Income Attributable to Dominion Energy	646	19	665
Amounts Attributable to Dominion Energy
Net income from continuing operations	647	19	666
Net income attributable to Dominion Energy	646	19	665
EPS - Basic
Net income from continuing operations	0.75	0.02	0.77
Net income attributable to Dominion Energy	0.75	0.02	0.77
EPS - Diluted
Net income from continuing operations	0.75	0.02	0.77
Net income attributable to Dominion Energy	0.75	0.02	0.77
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	13	(2)	11
Total other comprehensive income (loss)	4	(2)	2
Comprehensive income including noncontrolling interests	696	17	713
Comprehensive income attributable to Dominion Energy	650	17	667
(1)
As previously reported, net of $(5) million tax for the three months ended March 31, 2025. As revised, net of $(7) million ($(2) million adjustment) tax for the three months ended March 31, 2025.

	Virginia Power
Three Months Ended March 31, 2025	As Previously Reported	Adjustments	As Revised
(millions)
Other income (expense)	$25	$1	$26
Interest and related charges	243	—	243
Income before income tax expense	620	1	621
Income tax expense	92	(2)	90
Net Income Including Noncontrolling Interests	528	3	531
Net Income Attributable to Virginia Power	482	3	485
Comprehensive Income
Changes in unrealized net gains (losses) on investment securities(1)	2	—	2
Total other comprehensive income (loss)	(5)	—	(5)
Comprehensive income including noncontrolling interests	523	3	526
Comprehensive income attributable to Virginia Power	477	3	480
(1)
As previously reported, net of $(–) million tax for the three months ended March 31, 2025. As revised, net of $(–) million ($(–) million adjustment) tax for the three months ended March 31, 2025.

The following table details the impact of the restatement adjustment to each affected line item in the Companies’ Consolidated Statements of Equity for the period presented:

	Dominion Energy			Virginia Power
Three Months Ended March 31, 2025	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Retained earnings
Balance at December 31, 2024	$2,035	$(394)	$1,641	$12,194	$(58)	$12,136
Net income including noncontrolling interests	646	19	665	482	3	485
Balance at March 31, 2025	2,102	(375)	1,727	12,677	(55)	12,622
Accumulated other comprehensive income (loss)
Balance at December 31, 2024	(156)	4	(152)	27	1	28
Other comprehensive income (loss), net of tax	4	(2)	2	(5)	—	(5)
Balance at March 31, 2025	(152)	2	(150)	22	1	23
Shareholders' equity
Balance at December 31, 2024	27,253	(390)	26,863	22,214	(57)	22,157
Net income including noncontrolling interests	646	19	665	482	3	485
Other comprehensive income (loss), net of tax	4	(2)	2	(5)	—	(5)
Balance at March 31, 2025	27,365	(373)	26,992	22,692	(54)	22,638
Total equity
Balance at December 31, 2024	30,192	(390)	29,802	25,153	(57)	25,096
Net income including noncontrolling interests	692	19	711	528	3	531
Other comprehensive income (loss), net of tax	4	(2)	2	(5)	—	(5)
Balance at March 31, 2025	30,722	(373)	30,349	26,049	(54)	25,995

The following table details the impact of the restatement adjustment to each affected line item in the Companies’ Consolidated Statements of Cash Flows for the period presented:

	Dominion Energy			Virginia Power
Three Months Ended March 31, 2025	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
(millions)
Net income including noncontrolling interests	$692	$19	$711	$528	$3	$531
Operating Activities
Deferred income taxes	82	(23)	59	75	(6)	69
Other operating assets and liabilities	(17)	4	(13)	47	3	50
Net cash provided by operating activities	1,183	—	1,183	1,142	—	1,142

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2026	March 31, 2025	December 31, 2025	December 31, 2024
(millions)
Dominion Energy
Cash and cash equivalents	$351	$355	$250	$310
Restricted cash and equivalents(1)(2)	136	122	93	55
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$487	$477	$343	$365
Virginia Power
Cash and cash equivalents	$221	$180	$170	$160
Restricted cash and equivalents(1)(2)	123	114	61	46
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$344	$294	$231	$206

(1)
Includes $108 million, $108 million, $51 million and $41 million at VPFS attributable to VIEs at March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, respectively.
(2)
Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Three Months Ended March 31,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$1,107	$1,037
Leases(1)	20	68

(1)
Includes $20 million and $11 million of financing leases entered in during the three months ended March 31, 2026 and 2025, respectively, and less than $1 million and $57 million of operating leases entered in during the three months ended March 31, 2026 and 2025, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Three Months Ended March 31,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$940	$851
Leases(1)	16	50

(1)
Includes $16 million and $9 million of financing leases entered in during the three months ended March 31, 2026 and 2025, respectively, and less than $1 million and $41 million of operating leases entered in during the three months ended March 31, 2026 and 2025, respectively.

Note 3. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy		Virginia Power
Three Months Ended March 31,	2026	2025	2026	2025
(millions)
Regulated electric sales:
Residential	$1,847	$1,569	$1,492	$1,224
Commercial	1,180	886	954	675
High load(1)	636	383	636	383
Industrial	185	163	77	66
Government and other retail	399	308	381	291
Wholesale	68	43	59	37
Nonregulated electric sales	437	372	32	23
Regulated gas sales:
Residential	184	172
Commercial	52	53
Other	8	27
Regulated gas transportation and storage	11	6
Other regulated revenue	—	44	(5)	39
Other nonregulated revenues(2)(3)(4)	84	59	22	13
Total operating revenue from contracts with customers	5,091	4,085	3,648	2,751
Other revenues(2)(5)	(72)	(9)	48	14
Total operating revenue	$5,019	$4,076	$3,696	$2,765

(1)
Represents customers in Virginia, including certain data centers, with actual or anticipated forecast demand of 25 MW or higher and annual load factor of 75% or higher.
(2)
See Note 18 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $23 million and $10 million for the three months ended March 31, 2026 and 2025, respectively, at Dominion Energy and $5 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $27 million for both the three months ended March 31, 2026 and 2025, at Dominion Energy.
(5)
Includes alternative revenue of $46 million and $22 million for the three months ended March 31, 2026 and 2025, respectively, at both Dominion Energy and Virginia Power

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at March 31, 2026.

At March 31, 2026 and December 31, 2025, Dominion Energy’s contract liability balances were $21 million and $45 million, respectively. At March 31, 2026 and December 31, 2025, Virginia Power’s contract liability balances were $15 million and $38 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the three months ended March 31, 2026 and 2025, Dominion Energy recognized revenue of $41 million and $49 million, respectively, from the beginning contract liability balances. During the three months ended March 31, 2026 and 2025, Virginia Power recognized $38 million and $46 million, respectively, from the beginning contract liability balances.

Note 4. Income Taxes

Other than the following matters, there have been no significant developments regarding the Companies’ provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the three months ended March 31, 2026, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
(millions, except percentages)	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$175	21.0%	$196	21.0%
State and local income taxes, net of federal income tax effect(1)	22	2.7	33	3.5
Tax credits:
Production tax credits(2)	(40)	(4.8)	(14)	(1.5)
Investment tax credit amortization	(31)	(3.7)	(14)	(1.5)
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(18)	(2.1)	(11)	(1.2)
AFUDC—equity	(8)	(1.0)	(9)	(1.0)
Absence of tax on noncontrolling interest	(35)	(4.1)	(35)	(3.7)
Other adjustments:
Qualified nuclear decommissioning trust net gains (losses)	(19)	(2.3)	(2)	(0.2)
Other	2	0.1	1	0.2
Effective tax(3)	$48	5.8%	$145	15.6%
(1)
State taxes in Virginia make up the majority (greater than 50%) of the tax effect in this category.
(2)
Dominion Energy production tax credits include a $23 million income tax benefit for the clean energy fuel production tax credit.
(3)
The Companies had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period and effects of cross-border tax laws.

For continuing operations, including noncontrolling interests for the three months ended March 31, 2025, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy	Virginia Power
U.S. federal statutory tax rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.8	4.4
Investment tax credits	(3.1)	(0.9)
Production tax credits(1)	(6.1)	(4.3)
Reversal of excess deferred income taxes	(2.2)	(1.8)
Qualified nuclear decommissioning trust net gains (losses)	(2.2)	(0.4)
Remeasurements and settlements of uncertain tax positions	(3.9)	—
AFUDC - equity	(1.0)	(1.1)
Absence of tax on noncontrolling interest	(2.1)	(2.5)
Other, net	0.2	0.1
Effective tax rate	5.4%	14.5%

(1)
Dominion Energy and Virginia Power production tax credits include a $19 million income tax benefit for the nuclear production tax credit. Dominion Energy production tax credits also include a $14 million income tax benefit for the clean fuel production tax credit.

Note 5. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

Three Months Ended March 31,	2026	2025
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$622	$666
Preferred stock dividends (see Note 15)	(11)	(11)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	611	655
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1)	$(1)
Average shares of common stock outstanding - Basic	878.9	852.2
Net effect of dilutive securities(1)	1.2	—
Average shares of common stock outstanding - Diluted	880.1	852.2
EPS from continuing operations - Basic	$0.69	$0.77
EPS from discontinued operations - Basic	—	—
EPS attributable to Dominion Energy - Basic	$0.69	$0.77
EPS from continuing operations - Diluted	$0.69	$0.77
EPS from discontinued operations - Diluted	—	—
EPS attributable to Dominion Energy - Diluted	$0.69	$0.77

(1)
Dilutive securities for the three months ended March 31, 2026 consists of certain forward sales agreements entered into in the second and third quarter of 2025 and first quarter of 2026 (applying the treasury stock method). Dilutive securities for the three months ended March 31, 2025 consists of certain forward sales agreements entered into in the fourth quarter of 2024 and first quarter of 2025 (applying the treasury stock method). See Note 15 and Note 20 in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Certain of the forward sales agreements entered into during the first quarter of 2026 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2026 and certain of the forward sales agreements entered into during the fourth quarter of 2024 and the first quarter of 2025 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three months ended March 31, 2025 as the dilutive stock price threshold was not met.

Note 6. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following tables present Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Three Months Ended March 31, 2026
Beginning balance	$(183)	$—	$26	$(157)
Beginning balance, tax	46	—	(7)	39
Beginning balance, net of tax	(137)	—	19	(118)
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	—	—	(3)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	8			8
Other income (expense)		—	(2)	(2)
Total	8	—	(2)	6
Income tax expense (benefit)	(2)	—	1	(1)
Total, net of tax	6	—	(1)	5
Net current period other comprehensive income (loss)	3	—	(1)	2
Ending balance, net of tax	(134)	—	18	(116)
Ending balance, tax	45	—	(6)	39
Ending balance	$(179)	$—	$24	$(155)
Three Months Ended March 31, 2025
Beginning balance	$(229)	$(19)	$38	$(210)
Beginning balance, tax	58	9	(9)	58
Beginning balance, net of tax	(171)	$(10)	29	$(152)
Other comprehensive income (loss) before reclassifications: gains (losses)	(16)	11	—	(5)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10			10
Other income (expense)		2	(3)	(1)
Total	10	2	(3)	9
Income tax expense (benefit)	(2)	—	—	(2)
Total, net of tax	8	2	(3)	7
Net current period other comprehensive income (loss)	(8)	13	(3)	2
Ending balance, net of tax	(179)	3	26	(150)
Ending balance, tax	61	2	(9)	54
Ending balance	$(240)	$1	$35	$(204)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Comprised entirely of prior service cost.

Virginia Power

The following tables present Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Total
(millions)
Three Months Ended March 31, 2026
Beginning balance	$43	$—	$43
Beginning balance, tax	(11)	—	(11)
Beginning balance, net of tax	32	—	32
Other comprehensive income (loss) before reclassifications: gains (losses)	(2)	—	(2)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	(1)		(1)
Total	(1)	—	(1)
Income tax expense (benefit)	—	—	—
Total, net of tax	(1)	—	(1)
Net current period other comprehensive income (loss)	(3)	—	(3)
Ending balance, net of tax	29	—	29
Ending balance, tax	(10)	—	(10)
Ending balance	$39	$—	$39
Three Months Ended March 31, 2025
Beginning balance	$38	$(1)	$37
Beginning balance, tax	(10)	1	(9)
Beginning balance, net of tax	28	—	28
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	2	(5)
Amounts reclassified from AOCI: (gains) losses
Other income (expense)		—	—
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(7)	2	(5)
Ending balance, net of tax	21	2	23
Ending balance, tax	(7)	1	(6)
Ending balance	$28	$1	$29

(1)
Comprised entirely of interest rate derivative hedging activities.

Note 7. Fair Value Measurements

The Companies’ fair value measurements are made in accordance with the policies discussed in Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. See Note 8 for additional information about the Companies’ derivatives and hedge accounting activities.

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at March 31, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$49	(2) - 4	(1)	$49	(2) - 3	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	74	(1) - 15	10	74	(1) - 15	10
Electricity	Discounted cash flow	Market price (per MWh)(3)	223	28 - 124	54
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	187	2 - 11	4	11	3 - 11	7
		Price volatility(4)		3% - 74%	45%		23% - 70%	45%
Total assets			$533			$134
Liabilities
Physical and financial forwards:
Electricity	Discounted cash flow	Market price (per MWh)(3)	21	28-131	65
Total liabilities			$21

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

Nonrecurring Fair Value Measurements

See Note 10 for information regarding impairment charges recorded by Dominion Energy associated with certain nonregulated solar generation facilities.

Recurring Fair Value Measurements

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
March 31, 2026
Assets
Derivatives:
Commodity	$—	$160	$533	$693	$—	$40	$134	$174
Interest rate	—	73	—	73	—	67	—	67
Foreign currency exchange rate	—	20	—	20	—	20	—	20
Investments(1):
Equity securities:
U.S.	5,965	—	—	5,965	3,043	—	—	3,043
International	175	—	—	175	99	—	—	99
Fixed income:
Corporate debt instruments	21	81	—	102	21	70	—	91
Government securities	658	241	—	899	502	145	—	647
Private debt funds – liquid investments	—	721	—	721	—	—	—	—
Cash equivalents and other	46	—	—	46	—	—	—	—
Total assets	$6,865	$1,296	$533	$8,694	$3,665	$342	$134	$4,141
Liabilities
Derivatives:
Commodity	$—	$314	$21	$335	$—	$15	$—	$15
Interest rate	—	25	—	25	—	15	—	15
Foreign currency exchange rate	—	7	—	7	—	7	—	7
Total liabilities	$—	$346	$21	$367	$—	$37	$—	$37
December 31, 2025
Assets
Derivatives:
Commodity	$—	$87	$642	$729	$—	$49	$208	$257
Interest rate	—	201	—	201	—	197	—	197
Foreign currency exchange rate	—	28	—	28	—	28	—	28
Investments(1):
Equity securities:
U.S.	6,215	—	—	6,215	3,154	—	—	3,154
International	168	—	—	168	96	—	—	96
Fixed income:
Corporate debt instruments	—	10	—	10	—	—	—	—
Government securities	418	74	—	492	332	—	—	332
Cash equivalents and other	46	—	—	46	—	—	—	—
Total assets	$6,847	$400	$642	$7,889	$3,582	$274	$208	$4,064
Liabilities
Derivatives:
Commodity	$—	$201	$15	$216	$—	$13	$—	$13
Interest rate	—	19	—	19	—	8	—	8
Foreign currency exchange rate	—	10	—	10	—	10	—	10
Total liabilities	$—	$230	$15	$245	$—	$31	$—	$31

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $1.4 billion and $2.3 billion for Dominion Energy, and $1.1 billion and $1.3 billion for Virginia Power, at March 31, 2026 and December 31, 2025, respectively, of assets measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy		Virginia Power
Period Ended March 31,	2026	2025	2026	2025
(millions)
Beginning balance	$627	$384	$208	$68
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(10)	13
Purchased electric capacity	(7)	—	(7)	—
Electric fuel and other energy-related purchases	12	(25)	—	(27)
Purchased gas	3	—
Included in regulatory assets/liabilities	(82)	(107)	(81)	(32)
Settlements	(42)	4	3	17
Purchases	11	—	11	—
Ending balance	$512	$269	$134	$26

Dominion Energy had $(10) million and $13 million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2026 and 2025, respectively, Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three months ended March 31, 2026 and 2025.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
March 31, 2026
Long-term debt(2)	$41,077	$38,964	$23,176	$21,548
Securitization bonds(3)	1,054	1,065	1,054	1,065
Junior subordinated notes(2)	5,978	6,115
December 31, 2025
Long-term debt(2)	$38,897	$37,481	$21,800	$20,593
Securitization bonds(3)	1,054	1,076	1,054	1,076
Junior subordinated notes(2)	5,978	6,217

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at March 31, 2026 and December 31, 2025.
(3)
Carrying amount includes current portions included in securities due within one year.

Note 8. Derivatives and Hedge Accounting Activities

The Companies’ accounting policies, objectives and strategies for using derivative instruments and cash collateral or other instruments under master netting or similar arrangements are discussed in Notes 2 and 7 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. See Note 7 for additional information about fair value measurements and associated valuation methods for derivatives. See Note 17 for additional information regarding credit-related contingent features for the Companies’ derivative instruments.

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
March 31, 2026
Commodity contracts:
Over-the-counter	$378	$20	$—	$358	$163	$2	$—	$161
Exchange	97	97	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	73	7	—	66	67	6	—	61
Foreign currency exchange rate contracts:
Over-the-counter	20	5	—	15	20	5	—	15
Total derivatives, subject to a master netting or similar arrangement	$568	$129	$—	$439	$250	$13	$—	$237
December 31, 2025
Commodity contracts:
Over-the-counter	$464	$4	$—	$460	$239	$4	$—	$235
Exchange	48	48	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	201	5	—	196	197	4	—	193
Foreign currency exchange rate contracts:
Over-the-counter	28	8	—	20	28	8	—	20
Total derivatives, subject to a master netting or similar arrangement	$741	$65	$—	$676	$464	$16	$—	$448

(1)
Excludes derivative assets of $218 million and $217 million at Dominion Energy and $11 million and $18 million at Virginia Power at March 31, 2026 and December 31, 2025, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
March 31, 2026
Commodity contracts:
Over-the-counter	$58	$20	$—	$38	$8	$2	$—	$6
Exchange	272	97	175	—	—	—	—	—
Interest rate contracts:
Over-the-counter	25	7	—	18	15	6	—	9
Foreign currency exchange rate contracts:
Over-the-counter	7	5	—	2	7	5	—	2
Total derivatives, subject to a master netting or similar arrangement	$362	$129	$175	$58	$30	$13	$—	$17
December 31, 2025
Commodity contracts:
Over-the-counter	$38	$4	$—	$34	$6	$4	$—	$2
Exchange	173	48	125	—	—	—	—	—
Interest rate contracts:
Over-the-counter	19	5	—	14	8	4	—	4
Foreign currency exchange rate contracts:
Over-the-counter	10	8	—	2	10	8	—	2
Total derivatives, subject to a master netting or similar arrangement	$240	$65	$125	$50	$24	$16	$—	$8

(1)
Excludes derivative liabilities of $5 million at Dominion Energy at both March 31, 2026 and December 31, 2025 and $7 million at Virginia Power at both March 31, 2026 and December 31, 2025, which are not subject to master netting or other similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at March 31, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price	50		37
Basis(1)	205	302	156	250
Electricity (MWh in millions):
Fixed price	9	35
FTRs	16		16
Interest rate(2) (in millions)	$2,725	$6,171	$—	$5,100
Foreign currency exchange rate(2) (in millions)
Danish Krone	420 kr.	— kr.	420 kr.	— kr.
Euro	€867	€27	€867	€27

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at March 31, 2026:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(134)	$(21)	393	$29	$3	393
Total	$(134)	$(21)		$29	$3

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At March 31, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$283	$228	$103	$15
Interest rate	1	1
Foreign currency exchange rate	19	7	19	7
Current derivatives under cash flow hedge accounting
Interest rate	—	1	—	—
Total current derivatives(1)	$303	$237	$122	$22
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$410	$107	$71	$—
Interest rate	4	6
Foreign currency exchange rate	1	—	1	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	68	17	67	15
Total noncurrent derivatives(2)	483	130	139	15
Total derivatives	$786	$367	$261	$37
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$295	$98	$172	$12
Interest rate	—	3
Foreign currency exchange rate	25	10	25	10
Current derivatives under cash flow hedge accounting
Interest rate	15	—	15	—
Total current derivatives(1)	$335	$111	$212	$22
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$434	$118	$85	$1
Interest rate	2	7
Foreign currency exchange rate	3	—	3	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	184	9	182	8
Total noncurrent derivatives(2)	623	134	270	9
Total derivatives	$958	$245	$482	$31

(1) The Companies’ current derivative assets and liabilities are presented in other current assets and other current liabilities, respectively, in their Consolidated Balance Sheets, except for $4 million reported in liabilities held for sale in Dominion Energy’s Consolidated Balance Sheet at March 31, 2026.

(2) The Companies’ noncurrent derivative assets and liabilities are presented in other deferred charges and other assets and other deferred credits and other liabilities, respectively, in their Consolidated Balance Sheets.

The following tables present the gains and losses on the Companies’ derivatives, as well as where the associated activity is presented in their Consolidated Balance Sheets and Statements of Income.

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2026
Derivative type and location of gains (losses):
Interest rate(3)	$(4)	$(8)	$(36)	$(3)	$1	$(36)
Total	$(4)	$(8)	$(36)	$(3)	$1	$(36)
Three Months Ended March 31, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(10)	$(100)	$(9)	$—	$(101)
Total	$(21)	$(10)	$(100)	$(9)	$—	$(101)

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy		Virginia Power
Period Ended March 31,	2026	2025	2026	2025
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(125)	$(39)	$—	$(10)
Purchased gas	5	—
Purchased electric capacity	(7)	—	(7)	—
Electric fuel and other energy-related purchases	44	(34)	28	(36)
Interest rate:
Interest and related charges	11	3
Total	$(72)	$(70)	$21	$(46)

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Excludes amounts related to foreign currency exchange rate derivatives that are deferred to regulatory assets/liabilities that will begin to amortize once the CVOW Commercial Project is placed in service.

Note 9. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $186 million and $181 million at March 31, 2026 and December 31, 2025, respectively.

Decommissioning Trust Securities

The Companies maintain nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants as summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
March 31, 2026
Equity securities:(1)
U.S.	$1,080	$4,809	$(3)			$5,886	$593	$2,503	$(3)			$3,093
International	44	129	—			173	27	72	—			99
Fixed income securities:(2)
Government securities	855	—	(1)		—	854	647	—	—		—	647
Corporate debt instruments	92	—	—		—	92	92	—	—		—	92
Private debt funds(3)	1,906	—	(13)		—	1,893	1,079	—	(7)		—	1,072
Insurance contracts(4)	241	—	—		—	241
Cash equivalents and other(5)	(183)	—	—		—	(183)	(233)	—	—		—	(233)
Total	$4,035	$4,938	$(17)	(6)	$—	$8,956	$2,205	$2,575	$(10)	(6)	$—	$4,770
December 31, 2025
Equity securities:(1)
U.S.	$1,107	$5,052	$(2)		$—	$6,157	$602	$2,620	$(2)		$—	$3,220
International	44	122	—		—	166	27	69	—		—	96
Fixed income securities:(2)
Government securities	448	—	—		—	448	332	—	—		—	332
Private debt funds(3)	2,143	—	—		—	2,143	1,213	—	—		—	1,213
Insurance contracts(4)	245	—	—		—	245	—	—	—		—	—
Cash equivalents and other(5)	7	—	—		—	7	3	—	—		—	3
Total	$3,994	$5,174	$(2)	(6)	$—	$9,166	$2,177	$2,689	$(2)	(6)	$—	$4,864

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
(5)
Dominion Energy includes pending purchases of securities of $231 million and $40 million at March 31, 2026 and December 31, 2025, respectively. Virginia Power includes pending purchases of securities of $234 million and pending sales of securities of $3 million at March 31, 2026, and December 31, 2025, respectively.
(6)
Dominion Energy’s fair value of securities in an unrealized loss position was $310 million and $48 million at March 31, 2026 and December 31, 2025, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $245 million and $3 million at March 31, 2026 and December 31, 2025, respectively.

The portion of unrealized gains and losses that relates to equity securities held within the Companies’ nuclear decommissioning trusts is summarized below:

	Dominion Energy
Period Ended March 31,	2026	2025
(millions)
Net gains (losses) recognized during the period	$(259)	$(239)
Less: Net (gains) losses recognized during the period on securities sold during the period	7	6
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(252)	$(233)

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

	Virginia Power
Period Ended March 31,	2026	2025
(millions)
Net gains (losses) recognized during the period	$(126)	$(121)
Less: Net (gains) losses recognized during the period on securities sold during the period	3	4
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$(123)	$(117)
(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of the Companies’ fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at March 31, 2026 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$1	$—
Due after one year through five years	147	113
Due after five years through ten years	81	65
Due after ten years	717	561
Total	$946	$739

Presented below is selected information regarding the Companies’ equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
Period Ended March 31,	2026	2025
(millions)
Proceeds from sales	$778	$931
Realized gains(1)	7	11
Realized losses(1)	17	20
(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

	Virginia Power
Period Ended March 31,	2026	2025
(millions)
Proceeds from sales	$552	$568
Realized gains(1)	5	9
Realized losses(1)	9	15

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

There have been no significant changes to the equity method investments included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 except as described below.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Dominion Energy expects it could incur additional losses from Atlantic Coast Pipeline as it completes wind-down activities. While Dominion Energy is unable to precisely estimate the amounts to be incurred by Atlantic Coast Pipeline, the portion of such amounts attributable to Dominion Energy is not expected to be material to Dominion Energy’s results of operations, financial position or statement of cash flows. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 include a liability of $3 million and $4 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

Dominion Privatization

At March 31, 2026 and December 31, 2025, Dominion Privatization had $11 million and $10 million of borrowings outstanding, respectively, related to its credit facility with Dominion Energy, reflected in other receivables in Dominion Energy’s Consolidated Balance Sheet.

Note 10. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Virginia Power is constructing the CVOW Commercial Project. The majority of turbines comprising the 2.6 GW project are expected to be placed in service by the end of 2026 with the remainder in early 2027 prior to the end of June. The estimated total project cost is approximately $11.4 billion (excluding financing costs) which reflects an estimated impact of certain tariffs, including the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026, as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs which became effective during 2025 and revised network upgrade costs assigned by PJM to the CVOW Commercial Project. As discussed below, the expected total project cost does not include the impact of certain tariffs revised in April 2026 nor any potential future changes to network upgrade costs allocated by PJM. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost reflects a decrease of $0.1 billion, relative to Virginia Power’s January 2026 construction update filing, associated with the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026. Such decrease was partially offset by the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The expected project cost does not yet reflect a revision for the estimated impact of revised tariffs, enacted in April 2026 on equipment expected to be delivered from April 2026 through early 2027 that contains steel, aluminum and/or copper products. The estimated impact of the tariff is inherently uncertain as the ultimate tariff is dependent upon product classification, country of origin and percentage component of each product to the overall value. Pending additional information from suppliers as well as any interpretative guidance from applicable government agencies, Virginia Power expects the revised Section 232 tariffs could result in an increase to the estimated project cost of up to between approximately $0.2 billion and approximately $0.3 billion. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. The expected project cost also does not reflect any revision to network upgrade costs allocated by PJM, including related to any potential amendment of the interconnection agreement between PJM and Virginia Power, as Virginia Power explores potential modifications which could result in a decrease of amounts allocated to the CVOW Commercial Project.

As a result of the revised total project cost estimates and cost sharing mechanism, in the first quarter of 2026 Virginia Power recorded a net benefit for costs not expected to be recovered from customers of $117 million within impairments of assets and other charges (benefits), which includes $59 million attributable to noncontrolling interests, and an associated income tax expense of $15 million. In the first quarter of 2025, Virginia Power recorded a charge for costs not expected to be recovered from customers of $45 million within impairment of assets and other charges (benefits), which includes $22 million attributable to noncontrolling interests, and an associated income tax benefit of $6 million. All such amounts are reflected in the Corporate and Other segment in the Companies’ Consolidated Statements of Income. In addition, Virginia Power expects that it could record a charge during the second quarter of 2026 for costs not expected to be recovered from customers for the corresponding increase in project costs driven by revised Section 232 tariffs discussed above, with 50% attributable to noncontrolling interests. The Companies are currently unable to estimate the expected impact of any potential decrease in network upgrade costs allocated by PJM on its financial position, results of operations and/or cash flows. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 6% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Nonregulated Solar Generation Facilities

In March 2026, Dominion Energy committed to a plan to sell certain nonregulated solar generation facilities within its Contracted Energy segment with a sale expected to be completed by the end of the first quarter of 2027. As a result of meeting the requirements to be classified as held for sale, Dominion Energy recorded an impairment charge of $78 million ($60 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statement of Income (reflected in the Corporate and Other segment) for the three months ended March 31, 2026 to adjust the net assets associated with such facilities to their estimated fair value less cost to sell, using a market approach, of $500 million. The valuation is considered a Level 3 fair value measurement as it is based on unobservable inputs due to limited comparable market activity. At March 31, 2026, the carrying amounts of major classes of assets held for sale are composed primarily of $683 million of net property, plant and equipment, as well as operating lease assets and a valuation allowance for assets held for sale with the carrying amount of major classes of liabilities held for sale composed primarily of deferred investment tax credits and operating lease liabilities.

Nonregulated Renewable Natural Gas Facilities

In April 2026, Dominion Energy commenced an evaluation of its long-term intentions for its nonregulated renewable natural gas facilities within Contracted Energy. In connection with that evaluation, Dominion Energy expects that it is more likely than not that the nonregulated renewable natural gas facilities will be sold before the end of their useful lives and therefore expects to evaluate the associated long-lived assets for recoverability during the second quarter of 2026. Dominion Energy expects that in connection with such analysis that it may record a pre-tax impairment charge of up to approximately $850 million.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$329	$213	$118	$174
Securitized cost of fuel used in electric generation(2)	127	125	127	125
Riders OSW and CE(3)	14	23	14	23
Other deferred rider costs for Virginia electric utility(4)	279	445	279	445
Ash pond and landfill closure costs(5)	156	164	156	164
Deferred nuclear refueling outage costs(6)	82	101	82	101
NND Project costs(7)	138	138
Derivatives(8)	3	3	—	—
Other	162	168	74	78
Regulatory assets-current	1,290	1,380	850	1,110
Unrecognized pension and other postretirement benefit costs(9)	518	527		—
Riders OSW and CE(3)	362	287	362	287
Other deferred rider costs for Virginia electric utility(4)	382	338	382	338
Interest rate hedges(10)	165	165	—	—
AROs and related funding(11)	403	385
NND Project costs(7)	1,638	1,672
CCR remediation, ash pond and landfill closure costs(5)	2,867	2,868	2,504	2,510
Deferred cost of fuel used in electric generation(1)	1,076	391	1,076	391
Securitized cost of fuel used in electric generation(2)	823	868	823	868
Derivatives(8)	32	33	—	—
Other	762	742	132	132
Regulatory assets-noncurrent	9,028	8,276	5,279	4,526
Total regulatory assets	$10,318	$9,656	$6,129	$5,636
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	—	3	—	3
Provision for future cost of removal and AROs(12)	101	101	101	101
Reserve for rate credits to electric utility customers(13)	25	34	—	—
Income taxes refundable through future rates(14)	116	110	77	77
Monetization of guarantee settlement(15)	67	67
Derivatives(8)	95	158	67	135
Other	55	69	51	58
Regulatory liabilities-current	459	542	296	374
Income taxes refundable through future rates(14)	2,815	2,854	2,017	2,046
Provision for future cost of removal and AROs(12)	1,965	1,950	1,354	1,346
Nuclear decommissioning trust(16)	2,419	2,494	2,419	2,494
Monetization of guarantee settlement(15)	485	501
Interest rate hedges(10)	424	461	424	461
Reserve for rate credits to electric utility customers(13)	122	128	—	—
Overrecovered other postretirement benefit costs(17)	216	209
Derivatives(8)	211	228	15	31
Other	328	247	233	152
Regulatory liabilities-noncurrent	8,985	9,072	6,462	6,530
Total regulatory liabilities	$9,444	$9,614	$6,758	$6,904

(1)
Reflects deferred fuel expenses as well as, beginning in June 2025, deferred electric capacity expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations.
(2)
Reflects under-recovered fuel costs for Virginia Power’s Virginia service territory securitized through the issuance of bonds by VPFS in February 2024, which are being amortized into electric fuel and other energy-related purchases. See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
(3)
Deferred balances for Riders OSW and CE include amounts for shortfall or excess in energy sales, capacity revenue, renewable energy credits and production tax credits as such customer benefit amounts are included as a component, including an equity return, of the revenue requirements associated with each rate adjustment clause. In addition, the deferred Rider OSW balance at March 31, 2026 and December 31, 2025 includes $7 million and $4 million, respectively, for future decommissioning activities respectively.
(4)
Reflects deferrals under Virginia Power’s electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects.

(5)
Primarily reflects legislation in Virginia which requires any CCR asset located at certain Virginia Power stations to be closed by removing the CCR to an approved landfill or through beneficial reuse. These deferred costs are expected to be collected over a period between 15 and 18 years commencing December 2021 through Rider CCR. Virginia Power is entitled to collect carrying costs on uncollected expenditures once expenditures have been made. In addition, the balance reflects amounts related to the EPA’s May 2024 final rule concerning CCR as discussed in Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.
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
(10)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years for both Dominion Energy and Virginia Power at March 31, 2026.
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

At March 31, 2026, Dominion Energy and Virginia Power regulatory assets include $5.9 billion and $4.0 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding key legislation affecting operations or key regulatory developments disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Virginia Regulation - Updates to Key Legislation Affecting Operations

Virginia 2020 Legislation

Renewable generation: In April 2026, the Governor of Virginia signed into law legislation which deems 16.0 GW of short-duration energy storage by the end of 2045, including 4.0 GW by the end of 2030, and 4.0 GW of long-duration energy storage by the end of 2045, including 2.0 GW by the end of 2035, which includes up to 800 MW for any one project which may include new or expanded pumped storage facilities, to be in the public interest.

Carbon trading program: In April 2026, the Governor of Virginia signed into law legislation that requires Virginia to establish and maintain a market-based carbon trading program consistent with RGGI, effective July 2026. All costs of the carbon trading program are recoverable through an environmental rider.

Virginia Regulation - Recent Developments

2025 Biennial Review

In November 2025, the Virginia Commission approved a base rate increase of $566 million effective January 2026 with an incremental base rate increase of $210 million effective January 2027. The Virginia Commission also authorized an ROE of 9.80% for Virginia Power that will be applied to Virginia Power’s riders prospectively and that will also be utilized to measure base rate earnings for the 2027 Biennial Review. See Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. In March 2026, an appeal of the Virginia Commission’s order was filed with the Supreme Court of Virginia. This matter is pending.

Virginia Power Equity Application

In March 2026, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $5.1 billion of authorized but unissued shares of its common stock, no par value, through the end of 2029 to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures. This matter is pending.

Renewable Generation Projects

In October 2025, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate six utility-scale projects totaling approximately 845 MW of solar generation and two energy storage projects totaling approximately 155 MW as part of its efforts to meet the renewable generation development targets under the VCEA. The projects include Bedford and Pumpkinseed, which were constructed and have been operated as non-jurisdictional generation facilities. The remaining projects are expected to, as of October 2025, cost approximately $2.9 billion, excluding financing costs, and be placed into service between 2028 and 2030. In April 2026, the Virginia Commission approved CPCNs to construct or acquire and operate four utility-scale projects totaling approximately 532 MW of solar generation and one energy storage project totaling approximately 80 MW. The projects include Bedford and Pumpkinseed with the remaining projects approved in the April 2026 order expected to, as of October 2025, cost approximately $1.5 billion, excluding financing costs, and be placed into service between 2028 and 2029. Virginia Power is reviewing the order and assessing its options.

GTSA Filing

In March 2026, Virginia Power filed a petition with the Virginia Commission for approval of Phase IV, covering 2027 through 2029, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan proposes to continue the mainfeeder hardening project on 41 additional feeders in 2027 through 2029, proposes the continued implementation of and investment in previously approved voltage island mitigation projects and voltage optimization enablement work and continued deployment of its previously approved telecommunications plan and select vegetation management programs. Virginia Power also requests approval for one new project, a stepdown conversion pilot program designed to proactively upgrade parts of the distribution system to a higher voltage, eliminating the need for 24 overhead 500 kVA and 333 kVA stepdown transformers. For Phase IV, the total proposed capital investment is $983 million and the proposed operations and maintenance investment is $125 million. This matter is pending.

Riders

Other than the following matters, there have been no significant developments regarding the significant riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	April 2026	Pending	January 2027	$217	$51
Rider CE(2)	October 2025	April 2026	May 2026	280	98
Rider CERC	March 2026	Pending	January 2027	70	34

(1)
In addition, Virginia Power has riders associated with other projects with a total annual revenue requirement of $54 million and pending applications associated with such riders, which if approved would result in an annual revenue requirement decrease of $3 million.
(2)
As approved, associated with four solar generation projects, including Bedford and Pumpkinseed (non-jurisdictional generation facilities with an aggregate recorded cost of $251 million at September 30, 2025), one energy storage project, 10 purchased power agreements and certain costs associated with expanding solar and storage facilities in addition to previously approved Rider CE projects.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Description and Location of Project	Application Date	Approval Date	Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Culpeper Technology transmission lines, substations and related projects in the Counties of Culpeper, Orange and Fauquier and the Town of Culpeper, Virginia	February 2025	March 2026	230 kV	13	$255
Partial rebuild Chesterfield-Lanexa transmission lines in the Counties of Henrico, Charles City and New Kent, Virginia	September 2025	March 2026	230- 115 kV	58	150
Construct Morrisville-Wishing Star transmission lines and related projects in the Counties of Fauquier, Prince William and Loudoun, Virginia	February 2026	Pending	500- 230 kV	45	875
Rebuild Charlottesville-Gordonsville transmission lines and related projects in the County of Albermarle and the City of Charlottesville, Virginia	April 2026	Pending	230 kV	16	100

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable.

North Carolina Regulation - Recent Developments

Base Rate Case

In April 2026, Virginia Power filed its base rate case with the North Carolina Commission. Virginia Power proposed a non-fuel, base rate increase of $37 million effective December 1, 2026 on an interim basis subject to refund, with any permanent rates ordered by the North Carolina Commission effective March 1, 2027. The base rate increase was proposed to recover the significant investments in generation, transmission and distribution infrastructure for the benefit of North Carolina customers. Virginia Power presented an earned ROE of 7.53% based upon a fully-adjusted test period, compared to its authorized return of 9.95%, and proposed ROE of 10.50%. In addition, Virginia Power requested permission to establish a rider to recover certain costs associated with the CVOW Commercial Project. This matter is pending.

South Carolina Regulation - Recent Developments

Cost of Fuel

DESC’s retail electric rates include a cost of fuel component approved by the South Carolina Commission which may be adjusted periodically to reflect changes in the price of fuel purchased by DESC. In February 2026, DESC filed with the South Carolina Commission a proposal to increase the total fuel cost component of retail electric rates. DESC’s proposed adjustment is designed to recover DESC’s current base fuel costs, including its existing under-collected balance, over the 12-month period beginning with the first billing cycle of May 2026. In addition, DESC proposed to update its variable environmental and avoided capacity cost component. The net effect is a proposed annual increase of $36 million. In March 2026, DESC, the South Carolina Office of Regulatory Staff and another party filed a settlement agreement with the South Carolina Commission for approval to make certain adjustments to the February 2026 filing that would result in an inconsequential change to the proposed annual increase. In

April 2026, the South Carolina Commission approved the settlement agreement, with rates effective with the first billing cycle of May 2026.

Electric DSM Programs

DESC has approval for a DSM rider through which it recovers expenditures related to its DSM programs. In January 2026, DESC filed an application with the South Carolina Commission seeking approval to recover $54 million of costs and net lost revenues associated with these programs, along with an incentive to invest in such programs. DESC requested that rates be effective with the first billing cycle of May 2026. In April 2026, the South Carolina Commission approved the request, effective with the first billing cycle of May 2026.

Note 13. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dominion Energy’s Consolidated Statements of Income include $4 million and $4 million for the three months ended March 31, 2026 and 2025, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $4 million and $1 million for the three months ended March 31, 2026 and 2025, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $185 million and $155 million for the three months ended March 31, 2026 and 2025, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $56 million and $46 million at March 31, 2026 and December 31, 2025, respectively, recorded in payables to affiliates.

As described in Note 18 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Virginia Power formed VPFS in October 2023, a wholly-owned special purpose subsidiary which is considered to be a VIE, for the sole purpose of securitizing certain of Virginia Power’s under-recovered deferred fuel balance through the issuance of senior secured deferred fuel cost bonds. The Companies’ Consolidated Balance Sheets include balances for VPFS as follows:

	March 31, 2026	December 31, 2025
(millions)
Assets
Prepayments(1)	$—	$1
Regulatory assets-current	127	125
Other current assets(2)	108	51
Regulatory assets-noncurrent	823	868
Total assets	$1,058	$1,045
Liabilities
Securities due within one year	$171	$171
Accrued interest, payroll and taxes	32	9
Securitization bonds	883	883
Total liabilities	$1,086	$1,063
(1)
Prepayments are presented in other current assets in the Companies’ Consolidated Balance Sheets.
(2)
See Note 2 for additional information about restricted cash and equivalents at VPFS.

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets include balances for OSWP as follows:

	March 31, 2026	December 31, 2025
(millions)
Assets
Cash and cash equivalents	$197	$149
Other receivables	125	—
Regulatory assets-current	12	15
Other current assets	1	—
Property, plant and equipment	8,994	8,799
Accumulated depreciation and amortization	(5)	—
Regulatory assets-noncurrent	194	150
Other deferred charges and other assets	10	9
Total assets	$9,528	$9,122
Liabilities
Accounts payable	$7	$2
Accrued interest, payroll and taxes	6	2
Other current liabilities	13	16
Asset retirement obligations- noncurrent(1)	386	220
Total liabilities	$412	$240
(1)
Asset retirement obligations-noncurrent are presented in other deferred credits and other liabilities in the Companies’ Consolidated Balance Sheets.

Note 15. Significant Financing Transactions

Credit Facilities and Short-term Debt

The Companies use short-term debt to fund working capital requirements and as a bridge to long-term debt financings. The levels of borrowing may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In addition, Dominion Energy utilizes cash and letters of credit to fund collateral requirements. Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. Other than the items discussed below, there have been no significant changes regarding the Companies’ credit facilities and short-term debt as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dominion Energy

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility.

At March 31, 2026, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its 364-day revolving credit agreement, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$7,000	$2,692	$14	$4,294
364-day revolving credit facility(2)	1,000	—		1,000
Total	$8,000	$2,692	$14	$5,294

(1)
This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used by the borrowers under the credit facility to support bank borrowings and the issuance of commercial paper, as well as to support up to a combined $3.0 billion of letters of credit, for working capital and other general corporate purposes. Through May 2026, Dominion Energy had $4 million in letters of credit issued and outstanding under this facility.
(2)
This credit facility, entered into in April 2025 with certain lenders, matured in April 2026 and was used to support bank borrowings and the issuance of commercial paper.

In April 2026, Dominion Energy entered into a $1.0 billion supplemental revolving credit facility which matures in April 2028, with the potential to be extended by Dominion Energy to April 2029, and contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility. This credit facility can be used to support bank borrowings and the issuance of commercial paper.

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At both March 31, 2026 and December 31, 2025, $26 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At both March 31, 2026 and December 31, 2025, Dominion Energy had $102 million in letters of credit issued and outstanding under this agreement, including $81 million for Virginia Power. Through May 2026, Dominion Energy had $101 million in letters of credit issued and outstanding under this agreement, including $79 million for Virginia Power.
•
An agreement entered into with a financial institution in January 2025, subsequently amended in January 2026, which it expects to allow it to issue up to a combined $250 million in letters of credit, with $50 million available to Dominion Energy and $200 million available to Virginia Power. At March 31, 2026 and December 31, 2025, Dominion Energy had $250 million and $150 million in letters of credit issued and outstanding under this agreement, including $200 million and $100 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in
September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available to Dominion Energy and $400 million available to Virginia Power. At March 31, 2026 and December 31 2025, Dominion Energy had $351 million and $379 million in letters of credit issued and outstanding under this agreement, all of which was issued and outstanding for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026 and December 31, 2025, Dominion Energy’s Consolidated Balance Sheets include $406 million and $422 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In February 2026, Dominion Energy entered into an approximately $1.3 billion 364-day term loan facility as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026, Dominion Energy had $800 million outstanding under this facility, with the proceeds used for general corporate purposes and to repay existing debt. In April 2026, Dominion Energy borrowed the remaining $450 million under this facility with the proceeds used for general corporate purposes.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility.

At March 31, 2026, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$7,000	$1,057	$—

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At March 31, 2026, the sub-limit for Virginia Power was $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $300 million in letters of credit. At March 31, 2026 and December 31, 2025, $107 million and $281 million, respectively, in letters of credit were issued and outstanding under this agreement. In April 2026, Virginia Power amended this agreement to allow it to issue up to an expected $500 million in letters of credit. Through May 2026, Virginia Power had $139 million in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At both March 31, 2026 and December 31, 2025, Virginia Power had $81 million, out of Dominion Energy’s total $102 million, in letters of credit issued and outstanding under this agreement. Through May 2026, Virginia Power had $79 million, out of Dominion Energy’s total $101 million, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, subsequently amended in January 2026, which it expects to allow it to issue up to a combined $250 million in letters of credit, with $50 million available to Dominion Energy and $200 million available to Virginia Power. At March 31, 2026 and December 31, 2025, Virginia Power had $200 million and $100 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available to Dominion Energy and $400 million available to Virginia Power. At March 31, 2026 and December 31, 2025, Virginia Power had $351 million and $379 million, respectively, in letters of credit issued and outstanding under this agreement.
•
Agreements entered into with financial institutions in September 2025, which it expects to allow it to issue up to $2.0 billion in letters of credit. At March 31, 2026 and December 31, 2025, Virginia Power had $1.1 billion and $1.0 billion, respectively, in letters of credit issued and outstanding under these agreements. Through May 2026, Virginia Power had $1.0 billion in letters of credit issued and outstanding under these agreements.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2026, Dominion Energy borrowed $500 million under the Sustainability Revolving Credit Agreement as described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, with the proceeds used to support environmental sustainability and social investment initiatives, which was repaid in March 2026. At March 31, 2026 and December 31, 2025, Dominion Energy had no borrowings outstanding under this facility. In April 2026, the facility was amended to, among other things, extend the maturity date from April 2028 to April 2029, with the potential to be further extended by Dominion Energy to April 2031. There were no changes to the key financial covenants.

In March 2026, Virginia Power issued $1.3 billion of 4.95% senior notes and $850 million of 5.70% senior notes that mature in 2036 and 2056, respectively.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both March 31, 2026 and December 31, 2025, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended March 31, 2026 and 2025.

There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $33 million from the issuance of less than one million shares of common stock for the three months ended March 31, 2026 and $35 million from the issuance of one million shares of common stock for the three months ended March 31, 2025, through various programs, including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

At-the-Market Programs

May 2024 At-the-Market Program

In May 2024, Dominion Energy entered into sales agency agreements to effect sales under an existing at-the-market program. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027, at a weighted-average initial forward price of $59.91 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements. There have been no significant changes regarding this at-the-market program as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

February 2025 At-the-Market Program

In February 2025, Dominion Energy entered into sales agency agreements to effect sales under a new at-the-market program as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. During the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. In December 2025, Dominion Energy provided notice to elect physical settlement of approximately 5.4 million shares under these forward sales agreements, and in December 2025 settled the agreements at a weighted-average final forward price of $60.44 per share.

In October 2025, Dominion Energy increased the maximum amount of capacity available under this at-the-market program by $1.8 billion.

During the first quarter of 2026, Dominion Energy entered into forward sale agreements for approximately 3.2 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $62.96 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available at March 31, 2026.

Dominion Energy did not repurchase any shares of common stock during the three months ended March 31, 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

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

Effluent Limitations Guidelines

In September 2015, the EPA released a final rule to revise the Effluent Limitations Guidelines for the Steam Electric Power Generating Category. The final rule established updated standards for wastewater discharges that apply primarily at coal and oil steam generating stations. Affected facilities are required to convert from wet to dry or closed cycle coal ash management, improve existing wastewater treatment systems and/or install new wastewater treatment technologies in order to meet the new discharge limits. In April 2017, the EPA granted two separate petitions for reconsideration of the Effluent Limitations Guidelines final rule and stayed future compliance dates in the rule. Also in April 2017, the U.S. Court of Appeals for the Fifth Circuit granted the EPA’s request for a stay of the pending consolidated litigation challenging the rule while the EPA addresses the petitions for reconsideration. In September 2017, the EPA signed a rule to postpone the earliest compliance dates for certain waste streams regulations in the Effluent Limitations Guidelines final rule from November 2018 to November 2020; however, the latest date for compliance for these regulations was December 2023. In October 2020, the EPA released the final rule that extended the latest dates for compliance with individual facilities’ compliance dates that would vary based on circumstances and the determination by state regulators and may range from 2021 to 2028. In May 2024, the EPA released a final rule revising the 2015 and 2020 Effluent Limitations Guidelines, establishing more stringent standards for wastewater discharges for the Steam Electric Power Generating Category, which apply primarily to wastewater discharges at coal and oil steam generating stations. In December 2025, the EPA released a final rule that among other things, extended the deadlines promulgated in the May 2024 final rule. Individual facilities’ compliance dates will vary based on circumstances and the determination by state regulators and may range from 2029 to 2034. Dominion Energy expects to complete wastewater treatment technology retrofits and modifications at its Williams generating station, with a similar project at its Wateree generation station under evaluation, to meet the requirements with the existing regulatory framework in South Carolina providing rate recovery mechanisms for costs of the projects. As discussed in Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, the Companies recorded an increase to their AROs in connection with the expected compliance costs associated with the EPA’s May 2024 final rule concerning CCR. The Companies expect that such AROs would satisfy any AROs that would have otherwise been necessary for compliance with the EPA’s May 2024 Effluent Limitations Guidelines, as amended by the December 2025 final rule. Dominion Energy is currently unable to estimate what costs, if any, may be required in addition to the project for the Williams generating station, a potential project at the Wateree generating station and the recorded AROs to meet the requirements to operate certain facilities past 2034. However, Dominion Energy expects that while such costs for facility improvements, if required, could be material to the Companies’ financial condition and/or cash flows, the existing regulatory frameworks in Virginia and South Carolina provide rate recovery mechanisms that could substantially mitigate any such impacts.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2026 depending on receipt of final permits and approvals. At both March 31, 2026 and December 31, 2025, Dominion Energy had $53 million of reserves recorded including $48 million recorded at Virginia Power. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation. To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations. At March 31, 2026, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$2,953
Nuclear obligations(2)	190
Solar(3)	85
Other(4)	335
Total(5)(6)(7)	$3,563

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
(5)
Excludes Dominion Energy’s performance guarantees with no stated limits associated with Dominion Privatization’s agreements to provide utility services to the U.S. government on military installations.
(6)
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
(7)
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

In addition, Dominion Energy had issued an additional $20 million of guarantees at March 31, 2026, primarily to support third parties. No amounts related to these guarantees have been recorded.

In 2025, Dominion Energy entered into two guarantee agreements to support a portion of Valley Link’s financing obligations under a $180 million revolving credit facility and up to $120 million of letters of credit. Dominion Energy’s obligation under these guarantees is only triggered if a Valley Link project is cancelled and Valley Link cannot pay outstanding balances related to the cancelled project. Dominion Energy’s maximum potential loss exposure under the terms of the guarantees is limited to 30% of outstanding borrowings, an equal percentage to Dominion Energy’s ownership in Valley Link. At March 31, 2026 and December 31, 2025, Valley Link had borrowed $62 million and $41 million, respectively, against the revolving credit facility and had $90 million outstanding letters of credit at both dates. No amounts related to these guarantees has been recorded at Dominion Energy.

Dominion Energy also had issued three guarantees at March 31, 2026 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at March 31, 2026, Dominion Energy had purchased $528 million of surety bonds, including $455 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 15, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Virginia Power’s largest customer comprised 13% and 8% of its operating revenue for the three months ended March 31, 2026 and 2025, respectively and 12% and 10% of its customer receivables at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, Dominion Energy’s credit exposure totaled $188 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 97%. No single counterparty, whether investment grade or non-investment grade, exceeded $142 million of exposure. At March 31, 2026, Virginia Power’s exposure related to wholesale customers totaled $8 million. Of this amount, investment grade counterparties, including those internally rated, represented 69%. No single counterparty, whether investment grade or non-investment grade, exceeded $2 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy would have been required to post additional collateral to its counterparties of $33 million at March 31, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at March 31, 2026 or December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at March 31, 2026 or December 31, 2025 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy was $33 million at March 31, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power, which does not include the impact of any offsetting asset positions.

See Note 8 for additional information about derivative instruments.

Note 18. Related-Party Transactions

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At March 31, 2026, Virginia Power’s derivative assets and liabilities with affiliates were $12 million and $15 million, respectively. At December 31, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $22 million and $12 million, respectively. See Note 8 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026 and December 31, 2025, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $626 million and $594 million, respectively. At March 31, 2026 and December 31, 2025, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $742 million and $729 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

Period Ended March 31,	2026	2025
(millions)
Commodity purchases from affiliates	$679	$366
Services provided by affiliates(1)(2)	249	209
Services provided to affiliates	4	4

(1)
Includes capitalized expenditures of $91 million and $75 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
Excludes amounts related to Virginia Power's operating lease with an affiliated entity as discussed below.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $853 million and $1.2 billion in short-term demand note borrowings from Dominion Energy at March 31, 2026 and December 31, 2025, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries at both March 31, 2026 and December 31, 2025. Interest charges related to Virginia Power’s borrowings from

Dominion Energy were $11 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.

There were no issuances of Virginia Power’s common stock to Dominion Energy for the three months ended March 31, 2026 and 2025.

In September 2025, Virginia Power commenced a 20-month operating lease with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. At March 31, 2026, Virginia Power’s Consolidated Balance Sheet reflects $151 million of other deferred charges and other assets for its right-of-use asset and $153 million of affiliated lease payables comprised of $143 million presented in other current liabilities and $11 million presented in other deferred credits and other liabilities. At December 31, 2025, Virginia Power’s Consolidated Balance Sheet reflects $185 million of other deferred charges and other assets for its right-of-use asset and $188 million of affiliated lease payables comprised of $141 million presented in other current liabilities and $47 million presented in other deferred credits and other liabilities. For the three months ended March 31, 2026, Virginia Power capitalized $36 million of such affiliated lease cost associated with the CVOW Commercial Project.

Note 19. Employee Benefit Plans

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

	Pension Benefits		Other Postretirement Benefits
Period Ended March 31,	2026	2025	2026	2025
(millions)
Service cost	$19	$19	$2	$3
Interest cost	108	108	13	14
Expected return on plan assets	(159)	(169)	(43)	(40)
Amortization of prior service (credit) cost	—	—	(5)	(6)
Net periodic benefit (credit) cost	$(32)	$(42)	$(33)	$(29)

Employer Contributions

During the three months ended March 31, 2026, Dominion Energy made $5 million of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $24 million of minimum required contributions to its qualified defined benefit pension plans in 2026. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2026. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

Dominion Energy

The Corporate and Other Segment of Dominion Energy includes its corporate, service company and other functions (including unallocated debt) as well as its noncontrolling interest in Dominion Privatization. In addition, Corporate and Other includes specific items attributable to Dominion Energy’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources, including the net impact of the operations reflected as discontinued operations, which includes a noncontrolling interest in Atlantic Coast Pipeline, as discussed in Note 9 of this report as well as Note 9 to the Consolidated Financial Statements in Dominion Energy’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the three months ended March 31, 2026, Dominion Energy reported after-tax net expenses of $294 million in the Corporate and Other segment, including $226 million of after-tax net expenses for specific items with $228 million of after-tax net expenses attributable to its operating segments. In the three months ended March 31, 2025, Dominion Energy reported after-tax net expenses of $157 million in the Corporate and Other segment, including $138 million of after-tax net expenses for specific items with $132 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2026 primarily related to the impact of the following items:

•
A $154 million ($89 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($77 million after-tax); and
•
Dominion Energy Virginia ($12 million after-tax);
•
A $120 million ($89 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia;
•
A $78 million ($60 million after-tax) charge associated with certain nonregulated solar generation facilities, attributable to Contracted Energy;
•
A $44 million ($33 million after-tax) net unrealized loss related to economic hedging activities, attributable to Contracted Energy; partially offset by
•
A $58 million ($43 million after-tax) benefit for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2025 primarily related to the impact of the following items:

•
A $133 million ($76 million after-tax) loss related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($68 million after-tax); and
•
Dominion Energy Virginia ($8 million after-tax);
•
An $82 million ($61 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia;
•
A $28 million ($21 million after-tax) net unrealized gain related to economic hedging activities, attributable to Contracted Energy; and
•
A $23 million ($17 million after-tax) charge for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia.

The following table presents segment information pertaining to Dominion Energy’s operations:

Three Months Ended March 31,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions, unless otherwise noted)
2026
Total revenue from external customers	$3,768	$989	$345	$(83)	$—	$5,019
Intersegment revenue	(3)	3	41	365	(406)	—
Total Operating Revenue	3,765	992	386	282	(406)	5,019
Electric fuel and other energy-related purchases(1)	1,359	203	34	13	(3)	1,606
Purchased electric capacity(1)	65	4	—	—	—	69
Purchased gas(1)	—	139	4	—	—	143
Other operations and maintenance(1)(2)	648	178	161	340	(377)	950
Depreciation and amortization(1)	421	149	48	25	(12)	631
Other taxes(1)	106	85	17	24	(4)	228
Total Operating Expenses	2,599	758	264	402	(396)	3,627
Interest and related charges(1)	260	72	25	256	(52)	561
Income tax expense (benefit)(1)	179	38	7	(176)	—	48
Equity in earnings (losses) of equity method investees(3)	—	—	—	—	—	—
Other income (expense)(3)	42	(1)	(2)	(78)	7	(32)
Interest income(3)	6	3	31	44	(49)	35
Net Income (Loss) from Discontinued Operations Including Noncontrolling Interests	—	—	—	(1)	—	(1)
Noncontrolling Interests(3)	105	—	—	59	—	164
Net Income (Loss) Attributable to Dominion Energy	670	126	119	(294)	—	621
Investment in equity method investees(4)	—	—	92	40	—	132
Capital expenditures	2,511	319	191	24	(15)	3,030
Total assets (billions)	82.9	19.6	11.9	10.4	(6.2)	118.6
2025
Total revenue from external customers	$2,795	$949	$304	$28	$—	$4,076
Intersegment revenue	(1)	2	3	310	(314)	—
Total Operating Revenue	2,794	951	307	338	(314)	4,076
Electric fuel and other energy-related purchases(1)	769	167	29	—	(3)	962
Purchased electric capacity(1)	7	2	—	—	—	9
Purchased gas(1)	—	147	—	—	—	147
Other operations and maintenance(1)(2)	559	178	111	404	(308)	944
Depreciation and amortization(1)	397	141	22	22	—	582
Other taxes(1)	97	79	15	21	(3)	209
Total Operating Expenses	1,829	714	177	447	(314)	2,853
Interest and related charges(1)	245	71	8	206	(49)	481
Income tax expense (benefit)(1)	133	18	39	(150)	—	40
Equity in earnings (losses) of equity method investees(3)	—	—	—	(7)	—	(7)
Other income (expense)(3)	35	—	(7)	(51)	—	(23)
Interest income(3)	7	4	33	45	(49)	40
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	(1)	—	(1)
Noncontrolling Interests(3)	68	—	—	(22)	—	46
Net Income (Loss) Attributable to Dominion Energy	561	152	109	(157)	—	665
Capital expenditures	2,724	297	179	14	—	3,214
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

In the three months ended March 31, 2026, Virginia Power reported after-tax net expenses of $47 million in the Corporate and Other segment, including $58 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the three months ended March 31, 2025, Virginia Power reported after-tax net expenses of $76 million in the Corporate and Other segment, including $85 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2026 primarily related to the impact of the following items:

•
A $120 million ($89 million after-tax) loss associated with severe weather events; and
•
A $20 million ($12 million after-tax) loss related to investments in nuclear decommissioning trust funds; partially offset by
•
A $58 million ($43 million after-tax) benefit for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project.

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
•
A $14 million ($8 million after-tax) loss related to investments in nuclear decommissioning trust funds.

The following table presents segment information pertaining to Virginia Power’s operations:

Three Months Ended March 31,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$3,765	$(69)	$3,696
Electric fuel and other energy-related purchases(1)	1,359	13	1,372
Purchased electric capacity(1)	65	—	65
Other operations and maintenance(1)(2)	648	(83)	565
Depreciation and amortization(1)	421	2	423
Other taxes(1)	106	1	107
Total Operating Expenses	2,599	(67)	2,532
Interest and related charges(1)	260	(1)	259
Income tax expense (benefit)(1)	179	(34)	145
Other income (expense)(3)	42	(22)	20
Interest income(3)	6	1	7
Noncontrolling Interests(3)	105	59	164
Net Income (Loss) Attributable to Virginia Power	670	(47)	623
Capital expenditures	2,511	—	2,511
Total assets (billions)	81.4	—	81.4
2025
Operating Revenue	$2,794	$(29)	$2,765
Electric fuel and other energy-related purchases(1)	769	—	769
Purchased electric capacity(1)	7	—	7
Other operations and maintenance(1)(2)	559	97	656
Depreciation and amortization(1)	397	1	398
Other taxes(1)	97	—	97
Total Operating Expenses	1,829	98	1,927
Interest and related charges(1)	245	(2)	243
Income tax expense (benefit)(1)	133	(43)	90
Other income (expense)(3)	35	(16)	19
Interest income(3)	7	—	7
Noncontrolling Interests(3)	68	(22)	46
Net Income (Loss) Attributable to Virginia Power	561	(76)	485
Capital expenditures	2,724	—	2,724

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
•
Employee workforce factors, including collective bargaining agreements and labor negotiations with union employees; and
•
Changes in financial or regulatory accounting principles or policies imposed by governing bodies.

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

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

Accounting Matters

At March 31, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2026	2025	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion Energy	$621	$665	$(44)
Diluted EPS	0.69	0.77	(0.08)

Overview

First Quarter 2026 vs. 2025

Net income attributable to Dominion Energy decreased 7%, primarily due to an increase in interest on long-term debt, increased unrealized losses on economic hedging activities and an impairment charge associated with certain nonregulated solar generation facilities. These decreases were partially offset by higher rider equity returns reflecting capital investments at Virginia Power, the impacts of the 2025 Biennial Review at Virginia Power and a reduction in costs not expected to be recovered from customers on the CVOW Commercial Project.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	First Quarter
	2026	2025	$ Change
(millions)
Operating revenue	$5,019	$4,076	$943
Electric fuel and other energy-related purchases	1,606	962	644
Purchased electric capacity	69	9	60
Purchased gas	143	147	(4)
Other operations and maintenance	985	898	87
Depreciation and amortization	631	582	49
Other taxes	228	209	19
Impairment of assets and other charges (benefits)	(35)	46	(81)
Other income (expense)	3	10	(7)
Interest and related charges	561	481	80
Income tax expense	48	40	8
Net income (loss) from discontinued operations including noncontrolling interests	(1)	(1)	—
Noncontrolling interests	164	46	118

An analysis of Dominion Energy’s results of operations follows:

First Quarter 2026 vs. 2025

Operating revenue increased 23%, primarily reflecting:

•
A $558 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power;
•
A $257 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $140 million increase associated with the 2025 Biennial Review at Virginia Power;
•
A $42 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season;
•
A $26 million increase attributable to sales at Millstone in the day-ahead energy market; and
•
$16 million in sales of renewable natural gas and related environmental credits.

These increases were partially offset by:

•
A $65 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($92 million); and
•
A $57 million decrease associated with severe weather events affecting Virginia Power.

Electric fuel and other energy-related purchases increased 67%, primarily due to higher commodity costs for electric utilities ($563 million) and an increase in the use of purchased renewable energy credits ($65 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $60 million, primarily due to returning to PJM’s capacity market in June 2025 and an increase in annual capacity prices.

Other operations and maintenance increased 10%, primarily due to renewable natural gas projects placed in service in late 2025 ($30 million), an increase in salaries, wages and benefits ($22 million) and an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($20 million), partially offset by a decrease in storm damage and restoration costs ($13 million).

Depreciation and amortization increased 8%, primarily due to various projects being placed into service.

Impairment of assets and other charges decreased $81 million, primarily due to a benefit in 2026 compared to a charge in 2025 for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($162 million), partially offset by a charge associated with certain nonregulated solar generation facilities ($78 million).

Interest and related charges increased 17%, primarily due to an increase in net issuances of long-term debt ($96 million), partially offset by decreased interest expense associated with rider deferrals ($20 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 20%, primarily due to the absence of a benefit associated with the remeasurement of an uncertain tax position.

Noncontrolling interests increased $118 million, due to an increase in earnings associated with the CVOW Commercial Project, including a decrease in charges for costs not expected to be recovered.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	2026	2025	$ Change
(millions)
First Quarter
Net income attributable to Virginia Power	$623	$485	$138

Overview

First Quarter 2026 vs. 2025

Net income increased 28%, primarily due to higher rider equity returns reflecting capital investments, the impacts of the 2025 Biennial Review and a reduction in costs not expected to be recovered from customers on the CVOW Commercial Project.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2026	2025	$ Change
(millions)
Operating revenue	$3,696	$2,765	$931
Electric fuel and other energy-related purchases	1,372	769	603
Purchased electric capacity	65	7	58
Other operations and maintenance	679	610	69
Depreciation and amortization	423	398	25
Other taxes	107	97	10
Impairment of assets and other charges (benefits)	(114)	46	(160)
Other income (expense)	27	26	1
Interest and related charges	259	243	16
Income tax expense	145	90	55
Noncontrolling interests	164	46	118

An analysis of Virginia Power’s results of operations follows:

First Quarter 2026 vs. 2025

Operating revenue increased 34%, primarily reflecting:

•
A $523 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges;
•
A $257 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $140 million increase associated with the 2025 Biennial Review;
•
A $43 million increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season; and
•
An $11 million increase attributable to a service contract with a government entity which commenced in late 2025.

These increases were partially offset by:

•
A $57 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 78%, primarily due to higher commodity costs for electric utilities ($528 million) and an increase in the use of purchased renewable energy credits ($65 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $58 million, primarily due to returning to PJM’s capacity market in June 2025 ($36 million), an increase in annual capacity prices ($10 million) and an increase in expense due to the deferral of non-fuel rider costs ($10 million), which is offset in operating revenue and does not impact net income.

Other operations and maintenance increased 11%, primarily due to an increase in salaries, wages and benefits and administrative costs ($45 million), an increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($20 million) and an increase in outside services primarily attributable to a service contract with a government entity which commenced in late 2025 ($12 million), partially offset by a decrease in storm damage and restoration costs ($13 million).

Depreciation and amortization increased 6%, primarily due to various projects being placed into service.

Other taxes increased 10%, primarily due to an increase in property taxes.

Impairment of assets and other charges decreased $160 million, primarily due to a benefit in 2026 compared to a charge in 2025 for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project.

Interest and related charges increased 7%, primarily due to an increase in long-term debt borrowings ($29 million), partially offset by decreased interest expense associated with rider deferrals ($20 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 61%, primarily due to higher pre-tax income.

Noncontrolling interests increased $118 million, due to an increase in earnings associated with the CVOW Commercial Project, including a decrease in charges for costs not expected to be recovered.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2026	2025	$ Change	2026	2025	$ Change
(millions, except EPS)
First Quarter
Dominion Energy Virginia	$670	$561	$109	$0.76	$0.66	$0.10
Dominion Energy South Carolina	126	152	(26)	0.14	0.18	(0.04)
Contracted Energy	119	109	10	0.14	0.13	0.01
Corporate and Other	(294)	(157)	(137)	(0.35)	(0.20)	(0.15)
Consolidated	$621	$665	$(44)	$0.69	$0.77	$(0.08)

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	First Quarter
	2026	2025	% Change
Electricity delivered (million MWh)	26.5	25.4	4%
Electricity supplied (million MWh):
Utility	26.5	25.4	4
Non-Jurisdictional	0.3	0.3	—
Degree days (electric distribution and utility service area):
Cooling	18	20	(10)
Heating	2,031	1,942	5
Average electric distribution customer accounts (thousands)	2,825	2,800	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	First Quarter 2026 vs. 2025 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$32	$0.04
Customer usage and other factors	2	—
2025 Biennial Review impacts(1)	105	0.12
Rider equity return	84	0.10
Electric capacity	(42)	(0.05)
Storm damage and restoration costs	(5)	(0.01)
Planned outage costs	(7)	(0.01)
Nuclear production tax credit	(16)	(0.02)
Depreciation and amortization	(9)	(0.01)
Salaries, wages and benefits & administrative costs	(34)	(0.04)
Interest expense, net	(1)	—
Other	—	—
Share dilution	—	(0.02)
Change in net income contribution	$109	$0.10
(1)
Includes the impacts of non-jurisdictional customers.

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	First Quarter
	2026	2025	% Change
Electricity delivered (million MWh)	5.3	5.3	—%
Electricity supplied (million MWh)	5.6	5.5	2
Degree days (electric distribution service areas):
Cooling	3	—	100
Heating	811	850	(5)
Gas distribution throughput (bcf):
Sales	23	22	5
Average distribution customer accounts (thousands):
Electric	825	806	2
Gas	480	466	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	First Quarter 2026 vs. 2025 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(1)	$—
Customer usage and other factors	9	0.01
Customer-elected rate impacts	(1)	—
Natural Gas Rate Stabilization Act impacts	6	0.01
Capital cost rider	(2)	—
Depreciation and amortization	(6)	(0.01)
Salaries, wages and benefits & administrative costs	4	—
Interest expense, net	(2)	—
Other	(33)	(0.04)
Share dilution	—	(0.01)
Change in net income contribution	$(26)	$(0.04)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	First Quarter
	2026	2025	% Change
Electricity supplied (million MWh)	4.9	4.9	—%
Renewable natural gas supplied (million MMBtu)	0.4	—	N/A

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	First Quarter 2026 vs. 2025 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Margin	$50	$0.06
Depreciation and amortization	(19)	(0.02)
Renewable energy investment tax credits	7	0.01
Renewable energy production tax credits(1)	14	0.02
Salaries, wages and benefits & administrative costs	(6)	(0.01)
Interest expense, net	(14)	(0.02)
Other	(22)	(0.03)
Share dilution	—	—
Change in net income contribution	$10	$0.01

(1)
Includes an increase from renewable natural gas facilities of $14 million.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2026	2025	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(228)	$(132)	$(96)
Specific items attributable to Corporate and Other segment	2	(6)	8
Net expense from specific items	(226)	(138)	(88)
Corporate and other operations:
Interest expense, net	(154)	(109)	(45)
Equity method investments	—	(5)	5
Pension and other postretirement benefit plans	62	57	5
Corporate service company costs	(16)	(14)	(2)
Other	40	52	(12)
Net expense from corporate and other operations	(68)	(19)	(49)
Total net expense	$(294)	$(157)	$(137)
EPS impact	$(0.35)	$(0.20)	$(0.15)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 20 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For both the three months ended March 31, 2026 and 2025, Dominion Energy reported an insignificant amount of specific items in the Corporate and Other segment.

Outlook

At March 31, 2026, there have been no material changes to Dominion Energy’s 2026 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2026 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2026	2025
(millions)
Cash, restricted cash and equivalents at January 1	$343	$365
Cash flows provided by (used in):
Operating activities(1)	882	1,183
Investing activities	(3,103)	(3,238)
Financing activities	2,365	2,167
Net increase in cash, restricted cash and equivalents	144	112
Cash, restricted cash and equivalents at March 31	$487	$477

(1)
Includes cash outflows of $16 million and $18 million for energy efficiency programs in Virginia for the three months ended March 31, 2026 and 2025, respectively, and $7 million and $6 million for DSM programs in South Carolina for the three months ended March 31, 2026 and 2025, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities decreased $301 million, primarily due to lower deferred fuel and purchased gas cost recoveries ($508 million), an increase in interest payments primarily driven by higher borrowings ($203 million) and changes in working capital ($63 million), partially offset by a $473 million increase due to higher operating cash flows from electric utility operations driven by weather, riders and impacts from the 2025 Biennial Review.

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $135 million, primarily due to a decrease in plant construction and other property additions.

Financing Cash Flows

Net cash from Dominion Energy’s financing activities increased $198 million, primarily due to an increase in net issuances of short-term debt ($1.1 billion) and 364-day term loan facility borrowings ($800 million), partially offset by a decrease in net issuances of long-term debt ($1.4 billion) and a decrease in capital contributions from Stonepeak to OSWP, net of distributions from OSWP to Stonepeak ($309 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the three months ended March 31, 2026.

Revolving Credit Facilities

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility. At March 31, 2026, Dominion Energy had $5.3 billion of unused capacity under its revolving credit facilities. In April 2026, Dominion Energy’s $1.0 billion 364-day revolving credit facility matured. Subsequently, in April 2026, Dominion Energy entered into a $1.0 billion supplemental revolving credit facility which matures in April 2028. This credit facility can be used to support bank borrowings and the issuance of commercial paper. See Note 15 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding and for additional information on the revolving credit facilities.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At March 31, 2026, Dominion Energy’s Consolidated Balance Sheet included $406 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 15 to the Consolidated Financial Statements in this report. In April 2026, Dominion Energy borrowed the remaining $450 million under its approximately $1.3 billion 364-day term loan facility entered into in February 2026, with the proceeds used for general corporate purposes.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a Sustainability Revolving Credit Agreement which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At March 31, 2026, Dominion Energy had no borrowings outstanding under this facility. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Issuances and Borrowings of Long-Term Debt

During the three months ended March 31, 2026, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate	Stated Maturity
				(millions)
March	Senior notes	Public	Virginia Power	$1,300	4.950%	2036
March	Senior notes	Public	Virginia Power	850	5.700%	2056
Total issuances and borrowings				$2,150

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $6.0 billion and $9.5 billion of long-term debt during 2026, inclusive of amounts issued through March 31, 2026 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the three months ended March 31, 2026:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
(millions)
Debt scheduled to mature in 2026		Multiple	$750	various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$750

(1)
Total amount redeemed prior to maturity, if any, includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the three months ended March 31, 2026, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2026, Dominion Energy does not expect to remarket any of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. At March 31, 2026, there have been no changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. At March 31, 2026, there have been no material changes to these covenants, nor any events of default under these covenants.

As discussed in Note 15 to the Consolidated Financial Statements of this report, in April 2026, Dominion Energy entered into a new $1.0 billion credit facility, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under its joint revolving credit facility.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. During the three months ended March 31, 2026, Dominion Energy issued $33 million of stock through these programs, net of fees and commissions.

During the third quarter of 2025, Dominion Energy entered into forward sale agreements under its May 2024 at-the-market program for approximately 2.4 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $59.91 per share.

In February 2025, Dominion Energy entered into a new at-the-market-program, and during the second quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 11.0 million shares of its common stock expected to be settled in the fourth quarter of 2026 at a weighted-average initial forward price of $55.83 per share. During the third quarter of 2025, Dominion Energy entered into forward sale agreements for approximately 9.6 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $61.11 per share. In December 2025, Dominion Energy provided notice to elect physical settlement of approximately 5.4 million shares under these forward sales agreements, and in December 2025 settled the agreements at a weighted-average final forward price of $60.44 per share.

In October 2025, Dominion Energy increased the maximum amount of capacity available under its February 2025 at-the-market program by $1.8 billion.

During the first quarter of 2026, Dominion Energy entered into forward sale agreements under its February 2025 at-the-market program for approximately 3.2 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $62.96 per share. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Through March 31, 2026, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

At March 31, 2026, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Note 15 to the Consolidated Financial Statements in this report for additional information regarding Dominion Energy’s outstanding preferred stock and associated dividend rate.

Subsidiary Dividend Restrictions

At March 31, 2026, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Collateral and Credit Risk

Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. At March 31, 2026, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at March 31, 2026 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$25	$—	$25
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	168	10	158
Internally rated—non-investment grade(4)	7	3	4
Total(5)	$201	$13	$188

(1)
Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.
(2)
The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)
The five largest counterparty exposures, combined, for this category represented approximately 84% of the total net credit exposure.
(4)
The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(5)
Excludes long-term purchase power agreements entered to satisfy legislative or state regulatory commission requirements.

Fuel and Other Purchase Commitments

There have been no material changes outside of the ordinary course of business to Dominion Energy’s fuel and other purchase commitments included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at March 31, 2026. Such obligations include:

•
Operating and finance lease obligations – See Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025;
•
Regulatory liabilities – See Note 11 to the Consolidated Financial Statements in this report;
•
AROs – See Note 14 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025;
•
Employee benefit plan obligations – See Note 19 to the Consolidated Financial Statements in this report and Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025; and
•
High load equipment deposits – See Note 2 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Guarantees – See Note 16 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 and Notes 12 and 16 to the Consolidated Financial Statements in this report for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. The majority of turbines comprising the 2.6 GW project are expected to be placed in service by the end of 2026 with the remainder in early 2027 prior to the end of June. The estimated total project cost is approximately $11.4 billion (excluding financing costs) which reflects an estimated impact of certain tariffs, including the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026, as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs which became effective during 2025 and revised network upgrade costs assigned by PJM to the CVOW Commercial Project. As discussed below, the expected total project cost does not include the impact of certain tariffs revised in April 2026 nor any potential future changes to network upgrade costs allocated by PJM. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $84/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost reflects a decrease of $0.1 billion, relative to Virginia Power’s January 2026 construction update filing, associated with the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026. Such decrease was partially offset by the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The expected project cost does not yet reflect a revision for the estimated impact of revised tariffs, enacted in April 2026 on equipment expected to be delivered from April 2026 through early 2027 that contains steel aluminum and/or copper products. The estimated impact of the tariff is inherently uncertain as the ultimate tariff is dependent upon product classification, country of origin and percentage component of each product to the overall value. Pending additional information from suppliers as well as any interpretative guidance from applicable government agencies, Virginia Power expects the revised Section 232 tariffs could result in an increase to the estimated project cost of up to between approximately $0.2 billion and approximately $0.3 billion. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component. The expected project cost also does not reflect any revision to network upgrade costs allocated by PJM, including related to any potential amendment of the interconnection agreement between PJM and Virginia Power, as Virginia Power explores potential modifications which could result in a decrease of amounts allocated to the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 6% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to actual network upgrade costs allocated by PJM, fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities to support first power delivery were completed in December 2025 with remaining project activities to support commercial operations anticipated to be completed by mid-2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. Virginia Power completed the installation of all monopiles in October 2025 and of all transition pieces in April 2026. The first of three offshore substations was installed in March 2025, with the second installed in November 2025 and the third installed in February 2026. Deepwater cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 73 have been installed through April 2026 with the remaining expected to be laid throughout 2026. Installation commenced on turbines in December 2025 prior to being delayed by the temporary suspension of work order, with eight of 176 completed, and tower and nacelle installation completed for a ninth turbine, through April 2026. The first turbines and associated infrastructure of the CVOW Commercial Project commenced operations in March 2026.

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

A hypothetical 10% increase in commodity prices would have resulted in a decrease of $3 million and a hypothetical 10% decrease in commodity prices would have resulted in a decrease of $15 million in the fair value of Dominion Energy’s commodity-based derivative instruments at March 31, 2026 and December 31, 2025, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $47 million and $71 million in the fair value of Virginia Power’s commodity-based derivative instruments at March 31, 2026 and December 31, 2025, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $16 million and $10 million decrease in earnings at March 31, 2026 and December 31, 2025, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in an $8 million and $7 million decrease in earnings at March 31, 2026 and December 31, 2025, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. At March 31, 2026, Dominion Energy and Virginia Power had $8.9 billion and $5.1 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $373 million and $263 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at March 31, 2026. At December 31, 2025, Dominion Energy and Virginia Power had $10.7 billion and $8.1 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $459 million and $382 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2025.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. At both March 31, 2026 and December 31, 2025, Dominion Energy had €0.9 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $20 million and $35 million in the fair value of Dominion Energy’s foreign currency swaps at March 31, 2026 and December 31, 2025, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $(205) million, $(197) million and $1.1 billion for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $(1) million, $30 million and $41 million for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, respectively.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $(93) million, $(98) million and $555 million for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $— million, $12 million and $23 million for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, respectively.

Dominion Energy sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Differences between actual and expected returns on plan assets are immediately recognized in earnings annually in the fourth quarter of each fiscal year as well as whenever a plan is determined to qualify for a remeasurement. A hypothetical 0.25% decrease in the expected long-term rate of return on plan assets would have a $27 million impact for the year ending December 31, 2026, and would have had a $28 million impact for the year ended December 31, 2025, to the expected returns on plan assets, respectively.

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

See the following for discussions on various legal, environmental and other regulatory proceedings to which the Companies are a party, which information is incorporated herein by reference:

•
Notes 13 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.
•
Notes 12 and 16 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/26 - 1/31/26	1,110	$58.59	—	$0.92 billion
2/1/26 - 2/28/26	30,672	60.21	—	0.92 billion
3/1/26 - 3/31/26	1,622	62.42	—	0.92 billion
Total	33,404	$60.27	—	$0.92 billion

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

On March 19, 2026, Dominion Energy filed its proxy statement for the 2026 Annual Meeting of Shareholders to be held on May 5, 2026 (the Proxy Statement). The discussion under the heading “Other Information—Business Proposals and Nominations by Shareholders” refers to the inclusion of certain proposals or nominations in the “2026 Proxy Statement” and the presentation of certain proposals and nominations at the “2026 Annual Meeting.” These references should instead be to the “2027 Proxy Statement” and the “2027 Annual Meeting.” The deadlines presented in the Proxy Statement for submitting such proposals and nominations for inclusion in the 2027 Proxy Statement or presentation at the 2027 Annual Meeting are correct.

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

4.2

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337); Eighteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.2, Form 8-K filed August 12, 2024, File No. 000-55337); Nineteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.3, Form 8-K filed August 12, 2024, File No. 000-55337); Twentieth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-First Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-Second Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.2, Form 8-K filed September 10, 2025, File No. 000-55337); Twenty-Third Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.3, Form 8-K filed September 10, 2025, File No. 000-55337; Twenty-Fourth Supplemental Indenture, dated as of March 1, 2026 (Exhibit 4.2, Form 8-K filed March 2, 2026, File No. 000-55337); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2026 (Exhibit 4.3, Form 8-K filed March 2, 2026, File No. 000-55337).

		X	X

10.31	Form of 2026 Performance Grant Agreement under the 2026 Long-Term Incentive Program approved January 30, 2026 (filed herewith).	X

10.32	Form of 2026 Performance Share Award Agreement under the 2026 Long-Term Incentive Program approved January 30, 2026 (filed herewith).	X

Exhibit Number	Description	Dominion Energy	Virginia Power
10.33	Form of 2026 Restricted Stock Agreement under the 2026 Long-Term Incentive Program approved January 30, 2026 (filed herewith).	X

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 1, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 1, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

May 1, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 1, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer