Form 10-Q
period 2026-06-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2026-07-31
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At July 24, 2026, the latest practicable date for determination, Dominion Energy, Inc. had 879,525,949 shares of common stock outstanding and Virginia Electric and Power Company had 379,927 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

2026 Series A JSNs	Dominion Energy’s 2026 Series A Junior Subordinated Notes due 2056
2026 Series B JSNs	Dominion Energy’s 2026 Series B Junior Subordinated Notes due 2056
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

DSM	Demand-side management
Dth	Dekatherm
Duke Energy	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
Enel	The legal entity Enel S.p.A, one or more of its consolidated subsidiaries (including Enel Green Power S.p.A), or the entirety of Enel S.p.A and its consolidated subsidiaries
EPA	U.S. Environmental Protection Agency
EPS	Earnings per common share
FERC	Federal Energy Regulatory Commission
FirstEnergy	The legal entity FirstEnergy Corp., one or more of its consolidated subsidiaries, or the entirety of FirstEnergy Corp. and its consolidated subsidiaries
First NextEra Energy Merger

The transaction whereby Merger Sub Corp will merge with and into Dominion Energy with Dominion Energy continuing as the surviving entity pursuant to the terms and subject to the conditions in the NextEra Energy Merger Agreement and the related plan of merger

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

Hopewell	Polyester biomass power station
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
IRA	An Act to Provide for Reconciliation Pursuant to Title II of Senate Concurrent Resolution 14 of the 117th Congress (also known as the Inflation Reduction Act of 2022) enacted on August 16, 2022
ISO	Independent system operator
Jones Act	The Coastwise Merchandise Statute (commonly known as the Jones Act) 46 U.S.C. §55102 regulating U.S. maritime commerce
kV	Kilovolt
kVA	Kilovolt-ampere
LLC Sub	CS Holdco, LLC, a wholly-owned subsidiary of NextEra Energy
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger Sub Corp	WG Development Corp., a wholly-owned subsidiary of NextEra Energy
MGD	Million gallons per day
Millstone	Millstone nuclear power station
MMBtu	Metric Million British thermal unit
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
Natural Gas Rate Stabilization Act	Legislation effective February 2005 designed to improve and maintain natural gas service infrastructure to meet the needs of customers in South Carolina

NAV	Net asset value
NextEra Energy

NextEra Energy, Inc., one or more of its consolidated subsidiaries (including Merger Sub Corp and LLC Sub) or operating segments, or the entirety of NextEra Energy, Inc. and its consolidated subsidiaries

NextEra Energy Merger	The First NextEra Energy Merger or First NextEra Energy Merger together with the Second NextEra Energy Merger, as applicable
NextEra Energy Merger Agreement	Agreement and Plan of Merger, dated as of May 15, 2026, by and among NextEra Energy and Dominion Energy
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
Rider DIST

A rate adjustment clause associated with the recovery of costs related to electric distribution grid transformation projects that the Virginia Commission has approved as authorized by the GTSA, costs of new underground distribution facilities and, effective June 2026, rural broadband capacity projects

Rider GEN

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
Second NextEra Energy Merger

The transaction whereby Dominion Energy will, immediately following the First NextEra Energy Merger, merge with and into LLC Sub with LLC Sub continuing as the surviving entity pursuant to the terms and subject to the conditions in the NextEra Energy Merger Agreement and the related plan of merger

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(millions, except per share amounts)
Operating Revenue	$4,480	$3,810	$9,499	$7,886
Operating Expenses
Electric fuel and other energy-related purchases	1,315	946	2,921	1,908
Purchased electric capacity	80	18	149	27
Purchased gas	53	43	196	190
Other operations and maintenance	984	883	1,969	1,781
Depreciation and amortization	615	580	1,246	1,162
Other taxes	210	194	438	403
Impairment of assets and other charges (benefits)	894	50	859	96
Total operating expenses	4,151	2,714	7,778	5,567
Income from operations	329	1,096	1,721	2,319
Other income (expense)	678	442	681	452
Interest and related charges	555	505	1,116	986
Income from continuing operations including noncontrolling interests before income tax expense	452	1,033	1,286	1,785
Income tax expense	122	220	170	260
Net Income From Continuing Operations Including Noncontrolling Interests	330	813	1,116	1,525
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	(1)	1	(2)	—
Net Income Including Noncontrolling Interests	329	814	1,114	1,525
Noncontrolling Interests	(11)	54	153	100
Net Income Attributable to Dominion Energy	$340	$760	$961	$1,425
Amounts Attributable to Dominion Energy
Net income from continuing operations	$341	$759	$963	$1,425
Net income (loss) from discontinued operations	(1)	1	(2)	—
Net income attributable to Dominion Energy	$340	$760	$961	$1,425
EPS - Basic
Net income from continuing operations	$0.37	$0.88	$1.07	$1.65
Net income (loss) from discontinued operations	—	—	—	—
Net income attributable to Dominion Energy	$0.37	$0.88	$1.07	$1.65
EPS - Diluted
Net income from continuing operations	$0.37	$0.88	$1.07	$1.65
Net income (loss) from discontinued operations	—	—	—	—
Net income attributable to Dominion Energy	$0.37	$0.88	$1.07	$1.65

(1)
Includes income tax expense (benefit) of $— million and $(3) million for the three months ended June 30, 2026 and 2025, respectively, and $— million and $(3) million for six months ended June 30, 2026 and 2025 respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(millions)
Net income including noncontrolling interests	$329	$814	$1,114	$1,525
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	12	—	9	(16)
Changes in unrealized net gains (losses) on investment securities(2)	(1)	(2)	(1)	9
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	7	7	13	15
Net realized (gains) losses on investment securities(5)	—	2	—	4
Net pension and other postretirement benefit costs (credits)(6)	(2)	(2)	(3)	(5)
Total other comprehensive income (loss)	16	5	18	7
Comprehensive income including noncontrolling interests	345	819	1,132	1,532
Comprehensive income (loss) attributable to noncontrolling interests	(11)	54	153	100
Comprehensive income attributable to Dominion Energy	$356	$765	$979	$1,432

(1) Net of $(4) million and $— million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $(3) million and $5 million tax for the six months ended June 30, 2026 and 2025, respectively.

(2) Net of $— million and $(1) million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $— million and $(8) million tax for the six months ended June 30, 2026 and 2025, respectively.

(3) Net of $— million and $— million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the six months ended June 30, 2026 and 2025, respectively.

(4) Net of $(2) million and $(3) million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $(4) million and $(5) million tax for the six months ended June 30, 2026 and 2025, respectively.

(5) Net of $— million and $(1) million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $— million and $(1) million tax for the six months ended June 30, 2026 and 2025, respectively.

(6) Net of $1 million and $1 million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $2 million and $1 million tax for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$296	$250
Customer receivables (less allowance for doubtful accounts of $26 and $31)	2,773	2,531
Tax receivables	434	434
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)(3)	301	446
Inventories	2,007	1,957
Regulatory assets(2)	2,125	1,380
Derivative assets	490	335
Prepayments(2)	539	377
Other(2)	482	361
Assets held for sale	265	—
Total current assets	9,712	8,071
Investments
Nuclear decommissioning trust funds	9,907	9,166
Investment in equity method affiliates	127	132
Other(2)	390	378
Total investments	10,424	9,676
Property, Plant and Equipment
Property, plant and equipment(2)	109,913	106,315
Accumulated depreciation and amortization(2)	(28,175)	(27,348)
Total property, plant and equipment, net	81,738	78,967
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,465	8,276
Other(2)	7,409	6,724
Total deferred charges and other assets	20,017	19,143
Total assets	$121,891	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$4,043	$2,409
Supplemental credit facility borrowings	200	—
Short-term debt	2,462	2,457
Accounts payable(2)	1,242	1,338
Accrued interest, payroll and taxes(2)	1,099	1,244
Regulatory liabilities	609	542
Other(2)(3)	2,219	2,454
Liabilities held for sale	132	—
Total current liabilities	12,006	10,444
Long-Term Debt
Long-term debt	38,032	36,778
Securitization bonds(2)	794	883
Junior subordinated notes	7,462	5,978
Supplemental credit facility borrowings	—	—
Other	431	436
Total long-term debt	46,719	44,075
Deferred Credits and Other Liabilities
Deferred income taxes	8,336	7,885
Deferred investment tax credits	1,500	1,591
Regulatory liabilities	9,422	9,072
Other	10,297	9,373
Total deferred credits and other liabilities	29,555	27,921
Total liabilities	88,280	82,440
Commitments and Contingencies (see Note 16)
Equity
Preferred stock (see Note 15)	991	991
Common stock – no par(4)	25,947	25,892
Retained earnings	2,084	2,318
Accumulated other comprehensive loss	(100)	(118)
Shareholders’ equity	28,922	29,083
Noncontrolling interests	4,689	4,334
Total equity	33,611	33,417
Total liabilities and equity	$121,891	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 880 million shares and 879 million shares outstanding at June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
March 31, 2025	1	$991	853	$24,424	$1,727	$(150)	$26,992	$3,357	$30,349
Net income including noncontrolling interests					760		760	54	814
Issuance of stock			—	35			35		35
Stock awards (net of change in unearned compensation)			—	10			10		10
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								324	324
Distributions from OSWP to Stonepeak								(78)	(78)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(569)		(569)		(569)
Other comprehensive income (loss), net of tax						5	5		5
Other				1	(1)		—		—
June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872

March 31, 2026	1	$991	879	$25,931	$2,341	$(116)	$29,147	$4,561	$33,708
Net income including noncontrolling interests					340		340	(11)	329
Issuance of stock			1	5			5		5
Stock awards (net of change in unearned compensation)			—	11			11		11
Contributions from Stonepeak to OSWP								234	234
Distributions from OSWP to Stonepeak								(95)	(95)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(587)		(587)		(587)
Other comprehensive income (loss), net of tax						16	16		16
Other					1		1		1
June 30, 2026	1	$991	880	$25,947	$2,084	$(100)	$28,922	$4,689	$33,611

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					1,425		1,425	100	1,525
Issuance of stock			1	70			70		70
Stock awards (net of change in unearned compensation)			—	16			16		16
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								724	724
Distributions from OSWP to Stonepeak								(106)	(106)
Preferred stock dividends (see Note 15)					(22)		(22)		(22)
Common stock dividends ($1.335 per common share) and distributions					(1,138)		(1,138)		(1,138)
Other comprehensive income (loss), net of tax						7	7		7
Other				1			1		1
June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872

December 31, 2025	1	$991	879	$25,892	$2,318	$(118)	$29,083	$4,334	$33,417
Net income including noncontrolling interests					961		961	153	1,114
Issuance of stock			1	38			38		38
Stock awards (net of change in unearned compensation)			—	17			17		17
Contributions from Stonepeak to OSWP								370	370
Distributions from OSWP to Stonepeak								(168)	(168)
Preferred stock dividends (see Note 15)					(22)		(22)		(22)
Common stock dividends ($1.335 per common share) and distributions					(1,174)		(1,174)		(1,174)
Other comprehensive income (loss), net of tax						18	18		18
Other					1		1		1
June 30, 2026	1	$991	880	$25,947	$2,084	$(100)	$28,922	$4,689	$33,611

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$1,114	$1,525
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,394	1,316
Deferred income taxes	316	192
Deferred investment tax credits (benefits)	(14)	(19)
Impairment of assets and other charges (benefits)	856	97
Net (gains) losses on nuclear decommissioning trust funds and other investments	(350)	(173)
Other adjustments	(53)	(12)
Changes in:
Accounts receivable	44	(8)
Inventories	(44)	(56)
Deferred fuel and purchased gas costs, net	(804)	(553)
Prepayments and deposits, net	(339)	(99)
Accounts payable	33	14
Accrued interest, payroll and taxes	(144)	(89)
Net realized and unrealized changes related to derivative activities	348	481
Pension and other postretirement benefits	(113)	(141)
Other operating assets and liabilities	213	(46)
Net cash provided by operating activities	2,457	2,429
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(5,799)	(6,216)
Acquisition of solar development projects	(8)	(10)
Proceeds from sales of securities	2,308	1,694
Purchases of securities	(2,394)	(1,748)
Contributions to equity method affiliates	(3)	(17)
Other	(95)	(88)
Net cash used in investing activities	(5,991)	(6,385)
Financing Activities
Issuance (repayment) of short-term debt, net	5	1,275
364-day term loan facility borrowings	1,250	—
Issuance of long-term debt	4,475	4,200
Repayment of long-term debt	(1,313)	(750)
Repayment of securitization bonds	(85)	(80)
Supplemental credit facility borrowings	1,000	—
Supplemental credit facility repayments	(800)	—
Proceeds from sale of noncontrolling interest in OSWP	—	(88)
Contributions from Stonepeak to OSWP	370	724
Distributions from OSWP to Stonepeak	(168)	(106)
Issuance of common stock	38	70
Common dividend payments	(1,174)	(1,138)
Other	(40)	(103)
Net cash provided by financing activities	3,558	4,004
Increase (decrease) in cash, restricted cash and equivalents	24	48
Cash, restricted cash and equivalents at beginning of period	343	365
Cash, restricted cash and equivalents at end of period	$367	$413

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(millions)
Operating Revenue(1)	$3,421	$2,712	$7,117	$5,477
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,071	729	2,443	1,498
Purchased electric capacity	78	17	143	24
Other operations and maintenance:
Affiliated suppliers	143	125	301	259
Other	473	428	994	904
Depreciation and amortization	415	396	838	794
Other taxes	98	92	205	189
Impairment of assets and other charges (benefits)	268	50	154	96
Total operating expenses	2,546	1,837	5,078	3,764
Income from operations	875	875	2,039	1,713
Other income (expense)	127	80	154	106
Interest and related charges(1)	262	251	521	494
Income before income tax expense	740	704	1,672	1,325
Income tax expense	154	115	299	205
Net Income Including Noncontrolling Interests	586	589	1,373	1,120
Noncontrolling Interests	(11)	54	153	100
Net Income Attributable to Virginia Power	$597	$535	$1,220	$1,020

(1)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(millions)
Net income including noncontrolling interests	$586	$589	$1,373	$1,120
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	1	2	(1)	(5)
Changes in unrealized net gains (losses) on investment securities(2)	—	(2)	—	—
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	—	(1)	—
Total other comprehensive income (loss)	1	—	(2)	(5)
Comprehensive income including noncontrolling interests	587	589	1,371	1,115
Comprehensive income (loss) attributable to noncontrolling interests	(11)	54	153	100
Comprehensive income attributable to Virginia Power	$598	$535	$1,218	$1,015

(1)
Net of $— million and $— million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $1 million and $2 million tax for the six months ended June 30, 2026 and 2025, respectively.
(2)
Net of $— million and $— million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the six months ended June 30, 2026 and 2025, respectively.
(3)
Net of $— million and $— million tax for the three months ended June 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$193	$170
Customer receivables (less allowance for doubtful accounts of $19 and $25)	2,193	1,930
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)	193	252
Affiliated receivables	132	35
Inventories (average cost method)	1,291	1,250
Derivative assets(3)	310	212
Regulatory assets(2)	1,670	1,110
Other(2)(3)	153	166
Total current assets	6,135	5,125
Investments
Nuclear decommissioning trust funds	5,273	4,864
Other(2)	6	4
Total investments	5,279	4,868
Property, Plant and Equipment
Property, plant and equipment(2)	84,120	80,121
Accumulated depreciation and amortization(2)	(19,763)	(19,157)
Total property, plant and equipment, net	64,357	60,964
Deferred Charges and Other Assets
Regulatory assets(2)	4,583	4,526
Other(2)(3)	4,197	3,760
Total deferred charges and other assets	8,780	8,286
Total assets	$84,551	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$1,967	$1,366
Short-term debt	992	675
Accounts payable(2)	824	821
Payables to affiliates	162	216
Affiliated current borrowings	1,398	1,173
Accrued interest, payroll and taxes(2)	483	450
Regulatory liabilities	439	374
Other(2)(3)	1,705	1,900
Total current liabilities	7,970	6,975
Long-Term Debt
Long-term debt	21,430	20,651
Securitization bonds(2)	794	883
Other	201	194
Total long-term debt	22,425	21,728
Deferred Credits and Other Liabilities
Deferred income taxes	5,343	4,921
Deferred investment tax credits	611	616
Regulatory liabilities	6,863	6,530
Other(3)	7,777	6,934
Total deferred credits and other liabilities	20,594	19,001
Total liabilities	50,989	47,704
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(4)	12,937	12,487
Other paid-in capital	999	999
Retained earnings	14,907	13,687
Accumulated other comprehensive income	30	32
Shareholder’s equity	28,873	27,205
Noncontrolling interests	4,689	4,334
Total equity	33,562	31,539
Total liabilities and equity	$84,551	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 379,927 and 373,881 shares outstanding at June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
March 31, 2025	324	$8,987	$1,006	$12,622	$23	$22,638	$3,357	$25,995
Net income including noncontrolling interests				535		535	54	589
Issuance of stock to Dominion Energy	30	2,100				2,100		2,100
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							324	324
Distributions from OSWP to Stonepeak							(78)	(78)
Other comprehensive income (loss), net of tax					—	—		—
Other				(1)		(1)		(1)
June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922

March 31, 2026	374	$12,487	$999	$14,310	$29	$27,825	$4,561	$32,386
Net income including noncontrolling interests				597		597	(11)	586
Issuance of stock to Dominion Energy	6	450				450		450
Contributions from Stonepeak to OSWP							234	234
Distributions from OSWP to Stonepeak							(95)	(95)
Other comprehensive income (loss), net of tax					1	1		1
June 30, 2026	380	$12,937	$999	$14,907	$30	$28,873	$4,689	$33,562

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2024	324	$8,987	$1,006	$12,136	$28	$22,157	$2,939	$25,096
Net income including noncontrolling interests				1,020		1,020	100	1,120
Issuance of stock to Dominion Energy	30	2,100				2,100		2,100
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							724	724
Distributions from OSWP to Stonepeak							(106)	(106)
Other comprehensive income (loss), net of tax					(5)	(5)		(5)
June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922

December 31, 2025	374	$12,487	$999	$13,687	$32	$27,205	$4,334	$31,539
Net income including noncontrolling interests				1,220		1,220	153	1,373
Issuance of stock to Dominion Energy	6	450				450		450
Contributions from Stonepeak to OSWP							370	370
Distributions from OSWP to Stonepeak							(168)	(168)
Other comprehensive income (loss), net of tax					(2)	(2)		(2)
June 30, 2026	380	$12,937	$999	$14,907	$30	$28,873	$4,689	$33,562

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$1,373	$1,120
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	921	879
Deferred income taxes	303	176
Deferred investment tax credits (benefits)	(5)	(12)
Impairment of assets and other charges (benefits)	152	97
Net (gains) losses on nuclear decommissioning trust funds and other investments	(48)	(24)
Other adjustments	(60)	(45)
Changes in:
Accounts receivable	(83)	(57)
Affiliated receivables and payables	(151)	(103)
Inventories	(36)	(44)
Prepayments and deposits, net	—	(53)
Deferred fuel expenses, net	(649)	(502)
Accounts payable	106	113
Accrued interest, payroll and taxes	33	53
Net realized and unrealized changes related to derivative activities	189	93
Other operating assets and liabilities	336	143
Net cash provided by operating activities	2,381	1,834
Investing Activities
Plant construction and other property additions	(4,769)	(5,103)
Purchases of nuclear fuel	(63)	(120)
Acquisition of solar development projects	(7)	(10)
Proceeds from sales of securities	1,583	923
Purchases of securities	(1,652)	(966)
Other	(46)	(39)
Net cash used in investing activities	(4,954)	(5,315)
Financing Activities
Issuance (repayment) of short-term debt, net	317	795
Issuance (repayment) of affiliated current borrowings, net	225	(323)
Issuance of long-term debt	2,150	1,250
Repayment of long-term debt	(750)	(350)
Repayment of securitization bonds	(85)	(80)
Proceeds from sale of noncontrolling interest in OSWP	—	(88)
Contributions from Stonepeak to OSWP	370	724
Distributions from OSWP to Stonepeak	(168)	(106)
Issuance of common stock	450	2,100
Common dividend payments to parent	—	(407)
Other	86	(22)
Net cash provided by financing activities	2,595	3,493
Increase in cash, restricted cash and equivalents	22	12
Cash, restricted cash and equivalents at beginning of period	231	206
Cash, restricted cash and equivalents at end of period	$253	$218

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

Proposed Merger

In May 2026, Dominion Energy entered into the NextEra Energy Merger Agreement pursuant to which the Companies will become wholly-owned subsidiaries of NextEra Energy upon closing of the NextEra Energy Merger, which is expected in the second half of 2027, contingent upon receipt of regulatory approvals and the satisfaction of other closing conditions as discussed below. Under the terms of the NextEra Energy Merger Agreement, at closing each outstanding share of Dominion Energy common stock, other than shares to be cancelled as described in the NextEra Energy Merger Agreement, will be converted into the right to receive (i) its pro rata share of an aggregate amount equal to $360 million in cash, without interest, and (ii) 0.8138 shares of NextEra Energy common stock. The terms of the NextEra Energy Merger Agreement require Dominion Energy to redeem any outstanding Series C Preferred Stock, assuming closing occurs after January 2027, and call for redemption any outstanding variable denomination floating rate demand notes, also referred to as Dominion Energy Reliability InvestmentSM. In addition, Dominion Energy expects to settle any outstanding forward sales contracts under its at-the-market program prior to closing. The NextEra Energy Merger Agreement requires the Companies to obtain the consent of NextEra Energy, which consent cannot be unreasonably withheld, for certain activities, such as the payment by Dominion Energy of dividends in excess of $0.6675 per share each quarter, the issuance of debt or equity securities in excess of a specific amount and certain acquisitions or dispositions.

The completion of the NextEra Energy Merger is subject to customary closing conditions, including, among others, approval by the holders of Dominion Energy common stock of the NextEra Energy Merger Agreement and the applicable plan of merger, approval by NextEra Energy shareholders of the issuance of NextEra Energy common stock in connection with the NextEra Energy Merger, expiration or termination of the applicable waiting period under the HSR, receipt of specified regulatory approvals, including the obtaining by Dominion Energy and NextEra Energy of consents and approvals required from the (i) FERC, (ii) NRC (iii) Virginia Commission, (iv) North Carolina Commission and (v) South Carolina Commission, approval for listing on the NYSE of the NextEra Energy common stock to be issued in the NextEra Energy Merger, continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, accuracy of the parties’ representations and warranties, compliance with covenants, and the absence of a material adverse effect on either Dominion Energy or NextEra Energy. In July 2026, Dominion Energy and NextEra Energy filed for review and approval with FERC, the NRC and the Virginia, North Carolina and South Carolina Commissions. The filings with the Virginia, North Carolina and South Carolina Commissions included proposals for an aggregate amount of $2.25 billion of customer rate credits, including approximately $1.78 billion to customers in Virginia, for utility customers allocated based on usage and payable over two years following closing along with an aggregate increase in charitable commitments of $10 million per year for five years following closing with such amounts to be funded by NextEra Energy.

The NextEra Energy Merger Agreement contains customary termination rights for each of Dominion Energy and NextEra Energy, including if the NextEra Energy Merger has not been consummated by November 2027, subject to extension to August 2028 in certain circumstances, if either of the required shareholder approvals is not obtained, or due to certain breaches of the NextEra Energy Merger Agreement. In certain circumstances in connection with or following termination of the NextEra Energy Merger Agreement, Dominion Energy will be required to pay NextEra Energy a termination fee of $2.24 billion. In comparable circumstances, NextEra Energy will be required to pay Dominion Energy a termination fee of $6.52 billion. In other specified circumstances where the NextEra Energy Merger Agreement is terminated due to the failure of one or more specified conditions relating to or involving certain regulatory matters, NextEra Energy will be required to pay Dominion Energy a termination fee of $4.83 billion.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at June 30, 2026, their results of operations and changes in equity for the three and six months ended June 30, 2026 and 2025 and their cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2026	June 30, 2025	December 31, 2025	December 31, 2024
(millions)
Dominion Energy
Cash and cash equivalents	$296	$344	$250	$310
Restricted cash and equivalents(1)(2)	71	69	93	55
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$367	$413	$343	$365
Virginia Power
Cash and cash equivalents	$193	$157	$170	$160
Restricted cash and equivalents(1)(2)	60	61	61	46
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$253	$218	$231	$206

(1)
Includes $45 million, $51 million, $51 million and $41 million at VPFS attributable to VIEs at June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, respectively.
(2)
Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Six Months Ended June 30,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$1,175	$871
Leases(1)	340	37

(1)
Includes $41 million and $25 million of financing leases entered in during the six months ended June 30, 2026 and 2025, respectively, and $299 million and $12 million of operating leases entered in during the six months ended June 30, 2026 and 2025, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Six Months Ended June 30,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$1,032	$685
Leases(1)	426	29

(1)
Includes $35 million and $22 million of financing leases entered in during the six months ended June 30, 2026 and 2025, respectively, $297 million and $7 million of operating leases entered in during the six months ended June 30, 2026 and 2025, respectively, and $94 million for modifications of operating leases during the six months ended June 30, 2026.

Asset Retirement Obligations

In the second quarter of 2026, Dominion Energy revised its estimated cash flow projections associated with the recovery of spent nuclear fuel costs for its AROs associated with the decommissioning of Millstone, which resulted in a decrease of $208 million. Dominion Energy recorded a benefit associated with Millstone Unit 1 of $195 million ($142 million after-tax) within impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for both the three and six months ended June 30, 2026.

Also in the second quarter of 2026, Dominion Energy revised its estimated cash flow projections for its AROs to reflect updated information concerning two facilities related to CCR remediation. As a result, Dominion Energy recorded a $203 million increase to its AROs with a corresponding increase to regulatory assets.

Note 3. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Regulated electric sales:
Residential	$1,523	$1,347	$3,370	$2,916	$1,164	$991	$2,656	$2,215
Commercial	983	956	2,163	1,842	732	719	1,686	1,394
High load(1)	814	422	1,450	805	814	422	1,450	805
Industrial	199	178	384	341	83	68	160	134
Government and other retail	318	302	717	610	302	285	683	576
Wholesale	46	38	114	81	34	29	93	66
Nonregulated electric sales	255	238	692	610	43	42	75	65
Regulated gas sales:
Residential	50	45	234	217
Commercial	32	28	84	81
Other	8	5	16	32
Regulated gas transportation and storage	10	10	21	16
Other regulated revenue	136	99	136	143	131	95	126	134
Other nonregulated revenues(2)(3)(4)	82	50	166	109	23	9	45	22
Total operating revenue from contracts with customers	4,456	3,718	9,547	7,803	3,326	2,660	6,974	5,411
Other revenues(2)(5)	24	92	(48)	83	95	52	143	66
Total operating revenue	$4,480	$3,810	$9,499	$7,886	$3,421	$2,712	$7,117	$5,477

(1)
Represents customers in Virginia, including certain data centers, with actual or anticipated forecast demand of 25 MW or higher and annual load factor of 75% or higher.
(2)
See Note 18 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $27 million and $5 million for the three months ended June 30, 2026 and 2025, respectively, and $50 million and $15 million for the six months ended June 30, 2026 and 2025, respectively, at Dominion Energy and $6 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $6 million for the six months ended June 30, 2026 and 2025, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $21 million and $24 million for the three months ended June 30, 2026 and 2025, respectively, and $48 million and $51 million for the six months ended June 30, 2026 and 2025, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $90 million and $60 million for the three months ended June 30, 2026 and 2025, respectively, and $136 million and $82 million for the six months ended June 30, 2026 and 2025, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at June 30, 2026.

At June 30, 2026 and December 31, 2025, Dominion Energy’s contract liability balances were $38 million and $45 million, respectively. At June 30, 2026 and December 31, 2025, Virginia Power’s contract liability balances were $32 million and $38 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the six months ended June 30, 2026 and 2025, Dominion Energy recognized revenue of $45 million and $50 million, respectively, from the beginning contract liability balances. During the six months ended June 30, 2026 and 2025, Virginia Power recognized $38 million and $46 million, respectively, from the beginning contract liability balances.

Note 4. Income Taxes

Other than the following matters, there have been no significant developments regarding the Companies’ provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the six months ended June 30, 2026, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
(millions, except percentages)	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$270	21.0%	$351	21.0%
State and local income taxes, net of federal income tax effect(1)	53	4.1	66	4.0
Tax credits:
Production tax credits(2)	(91)	(7.1)	(34)	(2.0)
Investment tax credit amortization	(44)	(3.4)	(23)	(1.4)
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(33)	(2.6)	(23)	(1.4)
AFUDC—equity	(15)	(1.2)	(16)	(1.0)
Absence of tax on noncontrolling interest	(29)	(2.1)	(29)	(1.8)
Other adjustments:
Qualified nuclear decommissioning trust net gains (losses)	61	4.8	10	0.6
Other	(2)	(0.3)	(3)	(0.1)
Effective tax(3)	$170	13.2%	$299	17.9%
(1)
State taxes in Virginia make up the majority (greater than 50%) of the tax effect in this category.
(2)
Dominion Energy production tax credits include a $50 million income tax benefit for the clean energy fuel production tax credit.
(3)
The Companies had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period and effects of cross-border tax laws.

For continuing operations, including noncontrolling interests for the six months ended June 30, 2025, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy	Virginia Power
U.S. federal statutory tax rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.7	4.4
Investment tax credits	(2.5)	(0.8)
Production tax credits(1)	(4.9)	(4.1)
Reversal of excess deferred income taxes	(1.7)	(1.7)
Qualified nuclear decommissioning trust net gains (losses)	2.0	—
Remeasurements and settlements of uncertain tax positions	(1.6)	—
AFUDC—equity	(0.8)	(1.0)
Absence of tax on noncontrolling interest	(1.6)	(2.3)
Other, net	(0.1)	(0.1)
Effective tax rate	14.5%	15.4%

(1)
Dominion Energy and Virginia Power production tax credits include a $40 million income tax benefit for the nuclear production tax credit. Dominion Energy production tax credits also include a $27 million income tax benefit for the clean fuel production tax credit.

During the second quarter of 2026, Dominion Energy determined that it is expected to be subject to the corporate alternative minimum tax in 2026 and recorded a corporate alternative minimum tax liability of $21 million, net of tax credit utilization, along with corresponding deferred tax assets related to corporate alternative minimum tax credit carryforwards, which management expects to fully utilize in future periods. The ultimate impact of the corporate alternative minimum tax remains subject to pending guidance and interpretations, which could materially impact the Companies’ results of operations, financial condition and/or cash flows.

During the second quarter of 2026, Dominion Energy entered into an agreement with a third party and completed the transfer of tax credits generated in 2025 for which it received cash proceeds of $45 million. In July 2026, Dominion Energy entered into a separate agreement with a third party and completed the transfer of tax credits generated in 2025 for which it received cash proceeds of $21 million.

Note 5. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$341	$759	$963	$1,425
Preferred stock dividends (see Note 15)	(11)	(11)	(22)	(22)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	330	748	941	1,403
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1)	$1	$(2)	$—
Average shares of common stock outstanding - Basic	879.5	852.9	879.2	852.5
Net effect of dilutive securities(1)	2.6	0.3	1.9	0.2
Average shares of common stock outstanding - Diluted	882.1	853.2	881.1	852.7
EPS from continuing operations - Basic	$0.37	$0.88	$1.07	$1.65
EPS from discontinued operations - Basic	—	—	—	—
EPS attributable to Dominion Energy - Basic	$0.37	$0.88	$1.07	$1.65
EPS from continuing operations - Diluted	$0.37	$0.88	$1.07	$1.65
EPS from discontinued operations - Diluted	—	—	—	—
EPS attributable to Dominion Energy - Diluted	$0.37	$0.88	$1.07	$1.65

(1)
Dilutive securities for three months ended June 30, 2026, consists of forward sales agreements entered into in the second and third quarters of 2025 and first and second quarters of 2026 (applying the treasury stock method). Dilutive securities for six months ended June 30, 2026, consists of forward sales agreements entered into in the second and third quarters of 2025 and the second quarter of 2026 and certain forward sales agreements entered into the first quarter of 2026 (applying the treasury stock method). Additionally, dilutive securities for 2025 consists of forward sales agreements entered into in the first and second quarters of 2025 and certain forward sales agreements entered into in the fourth quarter of 2024 (applying the treasury stock method).

Certain of the forward sales agreements entered into in the first quarter of 2026 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the six months ended June 30, 2026, as the dilutive stock price threshold was not met. The forward sales agreements entered into in the third quarter of 2024 and certain of the forward sales agreements entered into in the fourth quarter of 2024 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three and six months ended June 30, 2025, as the dilutive stock price threshold was not met.

Note 6. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following tables present Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Three Months Ended June 30, 2026
Beginning balance	$(179)	$—	$24	$(155)
Beginning balance, tax	45	—	(6)	39
Beginning balance, net of tax	(134)	—	18	(116)
Other comprehensive income (loss) before reclassifications: gains (losses)	12	(1)	—	11
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	9			9
Other income (expense)		—	(3)	(3)
Total	9	—	(3)	6
Income tax expense (benefit)	(2)	—	1	(1)
Total, net of tax	7	—	(2)	5
Net current period other comprehensive income (loss)	19	(1)	(2)	16
Ending balance, net of tax	(115)	(1)	16	(100)
Ending balance, tax	39	—	(5)	34
Ending balance	$(154)	$(1)	$21	$(134)
Three Months Ended June 30, 2025
Beginning balance	$(240)	$1	$35	$(204)
Beginning balance, tax	61	2	(9)	54
Beginning balance, net of tax	(179)	3	26	(150)
Other comprehensive income (loss) before reclassifications: gains (losses)	—	(2)	—	(2)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10			10
Other income (expense)		3	(3)
Total	10	3	(3)	10
Income tax expense (benefit)	(3)	(1)	1	(3)
Total, net of tax	7	2	(2)	7
Net current period other comprehensive income (loss)	7	—	(2)	5
Ending balance, net of tax	(172)	3	24	(145)
Ending balance, tax	58	—	(8)	50
Ending balance	$(230)	$3	$32	$(195)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Comprised entirely of prior service cost.

	Total Derivative-Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Six Months Ended June 30, 2026
Beginning balance	$(183)	$—	$26	$(157)
Beginning balance, tax	46	—	(7)	39
Beginning balance, net of tax	(137)	—	19	(118)
Other comprehensive income (loss) before reclassifications: gains (losses)	9	(1)	—	8
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	17			17
Other income (expense)		—	(5)	(5)
Total	17	—	(5)	12
Income tax expense (benefit)	(4)	—	2	(2)
Total, net of tax	13	—	(3)	10
Net current period other comprehensive income (loss)	22	(1)	(3)	18
Ending balance, net of tax	(115)	(1)	16	(100)
Ending balance, tax	39	—	(5)	34
Ending balance	$(154)	$(1)	$21	$(134)
Six Months Ended June 30, 2025
Beginning balance	$(229)	$(19)	$38	$(210)
Beginning balance, tax	58	9	(9)	58
Beginning balance, net of tax	(171)	(10)	29	(152)
Other comprehensive income (loss) before reclassifications: gains (losses)	(16)	9	—	(7)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	20			20
Other income (expense)		5	(6)	(1)
Total	20	5	(6)	19
Income tax expense (benefit)	(5)	(1)	1	(5)
Total, net of tax	15	4	(5)	14
Net current period other comprehensive income (loss)	(1)	13	(5)	7
Ending balance, net of tax	(172)	3	24	(145)
Ending balance, tax	58	—	(8)	50
Ending balance	$(230)	$3	$32	$(195)

(1) Comprised entirely of interest rate derivative hedging activities.

(2) Comprised entirely of prior service cost.

Virginia Power

The following tables present Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Total
(millions)
Three Months Ended June 30, 2026
Beginning balance	$39	$—	$39
Beginning balance, tax	(10)	—	(10)
Beginning balance, net of tax	29	—	29
Other comprehensive income (loss) before reclassifications: gains (losses)	1	—	1
Amounts reclassified from AOCI: (gains) losses
Interest and related charges (benefit)	—		—
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	1	—	1
Ending balance, net of tax	30	—	30
Ending balance, tax	(10)	—	(10)
Ending balance	$40	$—	$40
Three Months Ended June 30, 2025
Beginning balance	$28	$1	$29
Beginning balance, tax	(7)	1	(6)
Beginning balance, net of tax	21	2	23
Other comprehensive income (loss) before reclassifications: gains (losses)	2	(2)	—
Amounts reclassified from AOCI: (gains) losses		—	—
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—
Ending balance, net of tax	23	—	23
Ending balance, tax	(8)	1	(7)
Ending balance	$31	$(1)	$30

(1)
Comprised entirely of interest rate derivative hedging activities.

	Total Derivative-Hedging Activities(1)	Investment Securities	Total
(millions)
Six Months Ended June 30, 2026
Beginning balance	$43	$—	$43
Beginning balance, tax	(11)	—	(11)
Beginning balance, net of tax	32	—	32
Other comprehensive income (loss) before reclassifications: gains (losses)	(1)	—	(1)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	(1)	—	(1)
Other income (expense)	—	—	—
Total	(1)	—	(1)
Income tax expense (benefit)	—	—	—
Total, net of tax	(1)	—	(1)
Net current period other comprehensive income (loss)	(2)	—	(2)
Ending balance, net of tax	30		30
Ending balance, tax	(10)		(10)
Ending balance	$40	$—	$40
Six Months Ended June 30, 2025
Beginning balance	$38	$(1)	$37
Beginning balance, tax	(10)	1	(9)
Beginning balance, net of tax	28	—	28
Other comprehensive income (loss) before reclassifications: gains (losses)	(5)	—	(5)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(5)	—	(5)
Ending balance, net of tax	23	—	23
Ending balance, tax	(8)	1	(7)
Ending balance	$31	$(1)	$30

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

The Companies enter into certain physical and financial forwards, futures and options, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards and futures contracts. An option model is used to value Level 3 physical options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. The inputs into the option models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, the original sales prices and volumes. For Level 3 fair value measurements, certain forward market prices, implied price volatilities and credit spreads are considered unobservable.

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at June 30, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$61	(2) - 12	3	$61	(2) - 3	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	278	2 - 32	15	278	2 - 32	15
Electricity	Discounted cash flow	Market price (per MWh)(3)	288	30 - 124	59
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	375	2 - 20	4	9	3 - 20	8
		Credit spread(4)		0% - 3%	2%
		Price volatility(5)		3% - 80%	65%		20% - 74%	50%
Total assets			$1,002			$348
Liabilities
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)(3)	33	(9) - 32	15	33	(9) - 32	15
Electricity	Discounted cash flow	Market price (per MWh)(3)	39	34 -187	67
Total liabilities			$72			$33

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

Nonrecurring Fair Value Measurements

See Note 10 for information regarding impairment charges recorded by Dominion Energy associated with certain nonregulated solar generation facilities and nonregulated renewable natural gas facilities.

Recurring Fair Value Measurements

The following table presents the Companies’ assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Dominion Energy				Virginia Power
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
June 30, 2026
Assets
Derivatives:
Commodity	$3	$121	$1,002	$1,126	$3	$68	$348	$419
Interest rate	—	51	—	51	—	34	—	34
Foreign currency exchange rate	—	2	—	2	—	2	—	2
Investments(1):
Equity securities:
U.S.	6,833	—	—	6,833	3,512	—	—	3,512
International	193	—	—	193	101	—	—	101
Fixed income:
Corporate debt instruments	—	139	—	139	—	127	—	127
Government securities	131	231	—	362	96	131	—	227
Private debt funds – liquid investments	—	419	—	419	—	237	—	237
Cash equivalents and other	48	—	—	48	—	—	—	—
Total assets	$7,208	$963	$1,002	$9,173	$3,712	$599	$348	$4,659
Liabilities
Derivatives:
Commodity	$—	$320	$72	$392	$—	$10	$33	$43
Interest rate	—	61	—	61	—	60	—	60
Foreign currency exchange rate	—	8	—	8	—	8	—	8
Total liabilities	$—	$389	$72	$461	$—	$78	$33	$111
December 31, 2025
Assets
Derivatives:
Commodity	$—	$87	$642	$729	$—	$49	$208	$257
Interest rate	—	201	—	201	—	197	—	197
Foreign currency exchange rate	—	28	—	28	—	28	—	28
Investments(1):
Equity securities:
U.S.	6,215	—	—	6,215	3,154	—	—	3,154
International	168	—	—	168	96	—	—	96
Fixed income:
Corporate debt instruments	—	10	—	10	—	—	—	—
Government securities	418	74	—	492	332	—	—	332
Cash equivalents and other	46	—	—	46	—	—	—	—
Total assets	$6,847	$400	$642	$7,889	$3,582	$274	$208	$4,064
Liabilities
Derivatives:
Commodity	$—	$201	$15	$216	$—	$13	$—	$13
Interest rate	—	19	—	19	—	8	—	8
Foreign currency exchange rate	—	10	—	10	—	10	—	10
Total liabilities	$—	$230	$15	$245	$—	$31	$—	$31

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $2.0 billion and $2.3 billion for Dominion Energy, inclusive of $1.1 billion and $1.3 billion at Virginia Power, at June 30, 2026 and December 31, 2025, respectively, of assets measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Beginning balance	$512	$269	$627	$384	$134	$26	$208	$68
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(20)	(3)	(30)	10
Purchased electric capacity	—	—	(7)	—	—	—	(7)	—
Electric fuel and other energy-related purchases	240	143	252	118	244	143	244	116
Purchased gas	(3)	—	—	—
Included in regulatory assets/liabilities	245	150	163	43	181	145	100	113
Settlements	(254)	(153)	(296)	(149)	(244)	(143)	(241)	(126)
Purchases	210	8	221	8	—	8	11	8
Ending balance	$930	$414	$930	$414	$315	$179	$315	$179

Dominion Energy had $(20) million and $(30) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2026, respectively, and $(3) million and $10 million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2025, respectively. Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for both the three and six months ended June 30, 2026 and 2025.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
June 30, 2026
Long-term debt(2)	$41,786	$39,944	$23,178	$21,725
Securitization bonds(3)	970	974	970	974
Junior subordinated notes(2)	7,462	7,682
December 31, 2025
Long-term debt(2)	$38,897	$37,481	$21,800	$20,593
Securitization bonds(3)	1,054	1,076	1,054	1,076
Junior subordinated notes(2)	5,978	6,217

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at June 30, 2026 and December 31, 2025.
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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
June 30, 2026
Commodity contracts:
Over-the-counter	$789	$34	$—	$755	$406	$34	$—	$372
Exchange	52	49	—	3	3	—	—	3
Interest rate contracts:
Over-the-counter	51	9	—	42	34	9	—	25
Foreign currency exchange rate contracts:
Over-the-counter	2	2	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$894	$94	$—	$800	$445	$45	$—	$400
December 31, 2025
Commodity contracts:
Over-the-counter	$464	$4	$—	$460	$239	$4	$—	$235
Exchange	48	48	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	201	5	—	196	197	4	—	193
Foreign currency exchange rate contracts:
Over-the-counter	28	8	—	20	28	8	—	20
Total derivatives, subject to a master netting or similar arrangement	$741	$65	$—	$676	$464	$16	$—	$448

(1)
Excludes derivative assets of $285 million and $217 million at Dominion Energy and $10 million and $18 million at Virginia Power at June 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
June 30, 2026
Commodity contracts:
Over-the-counter	$91	$34	$—	$57	$38	$34	$—	$4
Exchange	295	49	246	—	—	—	—	—
Interest rate contracts:
Over-the-counter	61	9	—	52	60	9	—	51
Foreign currency exchange rate contracts:
Over-the-counter	8	2	—	6	8	2	—	6
Total derivatives, subject to a master netting or similar arrangement	$455	$94	$246	$115	$106	$45	$—	$61
December 31, 2025
Commodity contracts:
Over-the-counter	$38	$4	$—	$34	$6	$4	$—	$2
Exchange	173	48	125	—	—	—	—	—
Interest rate contracts:
Over-the-counter	19	5	—	14	8	4	—	4
Foreign currency exchange rate contracts:
Over-the-counter	10	8	—	2	10	8	—	2
Total derivatives, subject to a master netting or similar arrangement	$240	$65	$125	$50	$24	$16	$—	$8

(1)
Excludes derivative liabilities of $6 million and $5 million at Dominion Energy and $5 million and $7 million at Virginia Power at June 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or other similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at June 30, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	38		31
Basis(1)	295	1,878	148	240
Electricity (MWh in millions):
Fixed price	9	34
FTRs	85		85
Interest rate(2) (in millions)	$900	$8,471	$—	$7,400
Foreign currency exchange rate(2) (in millions)
Danish Krone	292 kr.	— kr.	292 kr.	— kr.
Euro	€128	€—	€128	€—

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at June 30, 2026:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(115)	$(13)	402	$30	$9	402
Total	$(115)	$(13)		$30	$9

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At June 30, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$486	$218	$308	$42
Interest rate	2	—
Foreign currency exchange rate	2	8	2	8
Current derivatives under cash flow hedge accounting
Interest rate	—	—	—	—
Total current derivatives(1)	$490	$226	$310	$50
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$640	$174	$111	$1
Interest rate	12	1
Foreign currency exchange rate	—	—	—	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	37	60	34	60
Total noncurrent derivatives(2)	689	235	145	61
Total derivatives	$1,179	$461	$455	$111
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$295	$98	$172	$12
Interest rate	—	3
Foreign currency exchange rate	25	10	25	10
Current derivatives under cash flow hedge accounting
Interest rate	15	—	15	—
Total current derivatives(1)	$335	$111	$212	$22
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$434	$118	$85	$1
Interest rate	2	7
Foreign currency exchange rate	3	—	3	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	184	9	182	8
Total noncurrent derivatives(2)	623	134	270	9
Total derivatives	$958	$245	$482	$31

(1) The Companies’ current derivative liabilities are presented in other current liabilities in their Consolidated Balance Sheets.

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

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2026
Derivative type and location of gains (losses):
Interest rate(3)	$16	$(9)	$24	$1	$—	$23
Total	$16	$(9)	$24	$1	$—	$23
Three Months Ended June 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$—	$(10)	$28	$2	$—	$28
Total	$—	$(10)	$28	$2	$—	$28
Six Months Ended June 30, 2026
Derivative type and location of gains (losses):
Interest rate(3)	$12	$(17)	$(12)	$(2)	$1	$(13)
Total	$12	$(17)	$(12)	$(2)	$1	$(13)
Six Months Ended June 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(21)	$(20)	$(72)	$(7)	$—	$(73)
Total	$(21)	$(20)	$(72)	$(7)	$—	$(73)

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(78)	$23	$(203)	$(16)	$—	$(9)	$—	$(19)
Purchased gas	(3)	—	2	—
Purchased electric capacity	—	—	(7)	—	—	—	(7)	—
Electric fuel and other energy-related purchases	231	139	275	105	233	137	261	101
Interest rate:
Interest and related charges	37	(13)	48	(10)
Total	$187	$149	$115	$79	$233	$128	$254	$82

(1)
Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Excludes amounts related to foreign currency exchange rate derivatives that are deferred to regulatory assets/liabilities that will begin to amortize as the CVOW Commercial Project is placed in service.

Note 9. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $199 million and $181 million at June 30, 2026 and December 31, 2025, respectively.

Decommissioning Trust Securities

The Companies maintain nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants as summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
June 30, 2026
Equity securities:(1)
U.S.	$1,081	$5,658	$(3)			$6,736	$596	$2,961	$(3)			$3,554
International	43	148	—			191	26	75	—			101
Fixed income securities:(2)
Government securities	318	1	(1)		$—	318	226	1	—		$—	227
Corporate debt instruments	126	1	—		—	127	126	1	—		—	127
Private debt funds(3)	2,199	28	—		—	2,227	1,244	16	—		—	1,260
Insurance contracts(4)	253	—	—		—	253
Cash equivalents and other(5)	55	—	—		—	55	4	—	—		—	4
Total	$4,075	$5,836	$(4)	(6)	$—	$9,907	$2,222	$3,054	$(3)	(6)	$—	$5,273
December 31, 2025
Equity securities:(1)
U.S.	$1,107	$5,052	$(2)			$6,157	$602	$2,620	$(2)			$3,220
International	44	122	—			166	27	69	—			96
Fixed income securities:(2)
Government securities	448	—	—		$—	448	332	—	—		$—	332
Private debt funds(3)	2,143	—	—		—	2,143	1,213	—	—		—	1,213
Insurance contracts(4)	245	—	—		—	245	—	—	—		—	—
Cash equivalents and other(5)	7	—	—		—	7	3	—	—		—	3
Total	$3,994	$5,174	$(2)	(6)	$—	$9,166	$2,177	$2,689	$(2)	(6)	$—	$4,864

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
(5)
Dominion Energy includes pending sales of securities of $7 million and pending purchases of securities of $40 million at June 30, 2026 and December 31, 2025, respectively. Virginia Power includes pending sales of securities of $4 million and $3 million at June 30, 2026, and December 31, 2025, respectively.
(6)
Dominion Energy’s fair value of securities in an unrealized loss position was $192 million and $48 million at June 30, 2026 and December 31, 2025, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $120 million and $3 million at June 30, 2026 and December 31, 2025, respectively.

The portion of unrealized gains and losses that relates to equity securities held within the Companies’ nuclear decommissioning trusts is summarized below:

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025
(millions)
Net gains (losses) recognized during the period	$885	$535	$626	$296
Less: Net (gains) losses recognized during the period on securities sold during the period	(2)	10	5	16
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$883	$545	$631	$312

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025
(millions)
Net gains (losses) recognized during the period	$472	$274	$346	$153
Less: Net (gains) losses recognized during the period on securities sold during the period	(2)	7	1	11
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$470	$281	$347	$164

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of the Companies’ fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at June 30, 2026 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$3	$1
Due after one year through five years	568	349
Due after five years through ten years	100	82
Due after ten years	193	158
Total	$864	$590

Presented below is selected information regarding the Companies’ equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
	Quarter-to-Date		Year to Date
Period Ended June 30,	2026	2025	2026	2025
(millions)
Proceeds from sales	$1,530	$763	$2,308	$1,694
Realized gains(1)	25	7	32	18
Realized losses(1)	25	22	42	42

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

	Virginia Power
	Quarter-to-Date		Year to Date
Period Ended June 30,	2026	2025	2026	2025
(millions)
Proceeds from sales	$1,031	$355	$1,583	$923
Realized gains(1)	19	5	24	14
Realized losses(1)	19	14	28	29

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

There have been no significant changes to the equity method investments included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 except as described below.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Dominion Energy expects it could incur additional losses from Atlantic Coast Pipeline as it completes wind-down activities. While Dominion Energy is unable to precisely estimate the amounts to be incurred by Atlantic Coast Pipeline, the portion of such amounts attributable to Dominion Energy is not expected to be material to Dominion Energy’s results of operations, financial position or statement of cash flows. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 include a liability of $3 million and $4 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

Dominion Privatization

At June 30, 2026 and December 31, 2025, Dominion Privatization had $13 million and $10 million of borrowings outstanding, respectively, related to its credit facility with Dominion Energy, reflected in other receivables in Dominion Energy’s Consolidated Balance Sheet.

Note 10. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Virginia Power is constructing the CVOW Commercial Project. Installation of the final turbines comprising the 2.6 GW project is expected to be completed by the end of 2027. The estimated total project cost is approximately $11.7 billion (excluding financing costs and including $0.1 billion of contingency) which reflects revised network upgrade costs assigned by PJM to the CVOW Commercial Project, an estimated impact of certain tariffs which became effective in April 2026 and updated turbine installation projections as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs including those which became effective during 2025, the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost reflects a decrease of approximately $0.4 billion, relative to both Virginia Power’s January and May 2026 construction update filings, associated with a revision to projected onshore electrical interconnection costs and network upgrade costs allocated by PJM to the CVOW Commercial Project. The expected total project cost also reflects an increase of approximately $0.4 billion, relative to both Virginia Power’s January and May 2026 construction update filings, $0.3 billion of which is associated with updated projections for turbine installations reflecting weather and other conditions with the remainder associated with other factors experienced, including increased fuel costs, during installations completed through July 2026. In addition, the expected total project cost reflects an increase of approximately $0.2 billion, relative to Virginia Power’s May 2026 construction update filing, associated with revised Section 232 tariffs enacted in April 2026 on equipment expected to be delivered from April 2026 through the end of 2027 that contains steel, aluminum and/or copper products, including the associated impact such revised tariffs had on tariffs enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. Relative to Virginia Power’s January 2026 construction update filing, the expected impact of tariffs is a net increase of approximately $0.1 billion as the increase discussed above related to April 2026 revision of Section 232 tariffs is partially offset by the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026, and the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

As a result of the revised total project cost estimates and cost sharing mechanism, for the three and six months ended June 30, 2026 Virginia Power recorded a net charge for costs not expected to be recovered from customers of $246 million and $129 million, respectively, within impairments of assets and other charges (benefits), which includes $123 million and $64 million, respectively, attributable to noncontrolling interests, and an associated income tax benefit of $32 million and $17 million, respectively. For the three and six months ended June 30, 2025 Virginia Power recorded a charge for costs not expected to be recovered from customers of $51 million and $96 million, respectively, within impairment of assets and other charges (benefits), which includes $26 million and $48 million, respectively, attributable to noncontrolling interests, and an associated income tax benefit of $6 million and $12 million, respectively. All such amounts are reflected in the Corporate and Other segment in the Companies’ Consolidated Statements of Income. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife, actual network upgrade costs allocated by PJM, adverse weather and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Nonregulated Solar Generation Facilities

In March 2026, Dominion Energy committed to a plan to sell certain nonregulated solar generation facilities within its Contracted Energy segment. As a result of meeting the requirements to be classified as held for sale, Dominion Energy recorded an impairment charge of $78 million ($60 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statement of Income (reflected in the Corporate and Other segment) for the three months ended March 31, 2026 to adjust the net assets associated with such facilities to their estimated fair value less cost to sell, using a market approach, of $500 million. In May 2026, Dominion Energy entered into an agreement with Enel to sell certain of these nonregulated solar generation facilities within its Contracted Energy segment for $140 million in cash, subject to customary closing adjustments. The transaction is expected to close by the end of 2026, contingent on clearance or approval under the HSR and by FERC as well as other customary closing and regulatory conditions. In July 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR. At June 30, 2026, the carrying amounts of major classes of assets held for sale are composed primarily of $262 million of net property, plant and equipment, as well as operating lease assets and a valuation allowance for assets held for sale with the carrying amount of major classes of liabilities held for sale composed primarily of deferred investment tax credits and operating lease liabilities. Also during the second quarter of 2026, Dominion Energy determined that it no longer had the intent to sell the remaining nonregulated solar generation facilities included in the March plan and reclassified their respective balances from held for sale to held and used at the lower of their original carrying amounts before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while they were classified as held for sale, or their fair value. The balances primarily included property, plant and equipment, operating lease assets, deferred investment tax credits and operating lease liabilities.

Nonregulated Renewable Natural Gas Facilities

In April 2026, Dominion Energy commenced an evaluation of its long-term intentions for its nonregulated renewable natural gas facilities within Contracted Energy. In connection with that evaluation, Dominion Energy expects that it is more likely than not that the nonregulated renewable natural gas facilities will be sold before the end of their useful lives and therefore evaluated the associated long-lived assets for recoverability during the second quarter of 2026. Using a probability-weighted approach, Dominion Energy determined Contracted Energy’s nonregulated renewable natural gas facilities were impaired and recorded a charge of $820 million ($640 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statement of Income (reflected in the Corporate and Other segment) for the three and six months ended June 30, 2026 to adjust the property, plant and equipment, net of associated deferred investment tax credits, down to its estimated fair value of $468 million. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$1,209	$213	$1,015	$174
Securitized cost of fuel used in electric generation(2)	133	125	133	125
Riders OSW and CE(3)	51	23	51	23
Other deferred rider costs for Virginia electric utility(4)	157	445	157	445
Ash pond and landfill closure costs(5)	125	164	125	164
Deferred nuclear refueling outage costs(6)	107	101	107	101
NND Project costs(7)	138	138
Other	205	171	82	78
Regulatory assets-current	2,125	1,380	1,670	1,110
Unrecognized pension and other postretirement benefit costs(8)	510	527	—	—
Riders OSW and CE(3)	442	287	442	287
Other deferred rider costs for Virginia electric utility(4)	526	338	526	338
Interest rate hedges(9)	165	165	—	—
AROs and related funding(10)	397	385
NND Project costs(7)	1,603	1,672
CCR remediation, ash pond and landfill closure costs(5)	3,093	2,868	2,530	2,510
Deferred cost of fuel used in electric generation(1)	153	391	153	391
Securitized cost of fuel used in electric generation(2)	779	868	779	868
Other	797	775	153	132
Regulatory assets-noncurrent	8,465	8,276	4,583	4,526
Total regulatory assets	$10,590	$9,656	$6,253	$5,636
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	—	3	—	3
Provision for future cost of removal and AROs(11)	101	101	101	101
Reserve for rate credits to electric utility customers(12)	26	34	—	—
Income taxes refundable through future rates(13)	116	110	77	77
Monetization of guarantee settlement(14)	67	67
Derivatives(15)	255	158	219	135
Other	44	69	42	58
Regulatory liabilities-current	609	542	439	374
Income taxes refundable through future rates(13)	2,788	2,854	1,998	2,046
Provision for future cost of removal and AROs(11)	1,966	1,950	1,349	1,346
Nuclear decommissioning trust(16)	2,756	2,494	2,756	2,494
Monetization of guarantee settlement(14)	468	501
Interest rate hedges(9)	447	461	447	461
Reserve for rate credits to electric utility customers(12)	117	128	—	—
Overrecovered other postretirement benefit costs(17)	223	209
Derivatives(15)	251	228	—	31
Other	406	247	313	152
Regulatory liabilities-noncurrent	9,422	9,072	6,863	6,530
Total regulatory liabilities	$10,031	$9,614	$7,302	$6,904

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
(3)
Deferred balances for Riders OSW and CE include amounts for shortfall or excess in energy sales, capacity revenue, renewable energy credits and production tax credits as such customer benefit amounts are included as a component, including an equity return, of the revenue requirements associated with each rate adjustment clause. In addition, the deferred Rider OSW balance at June 30, 2026 and December 31, 2025 includes $10 million and $4 million, respectively, for future decommissioning activities respectively.
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
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years and 23 years for Dominion Energy and Virginia Power, respectively at June 30, 2026.
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

At June 30, 2026, Dominion Energy and Virginia Power regulatory assets include $6.2 billion and $4.1 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Carbon trading program: In April 2026, the Governor of Virginia signed into law legislation that requires Virginia to establish and maintain a market-based carbon trading program consistent with RGGI, effective July 2026. All costs of the carbon trading program are recoverable through an environmental rider. In June 2026, the Governor of Virginia signed into law legislation that requires 45 percent of all revenue collected by Virginia pursuant to the market-based trading program be remitted to certain electric utilities, including Virginia Power, who will be subsequently required to distribute such funds to residential and certain commercial customers.

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

Virginia Fuel Expenses

In May 2026, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.7 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2026 and a projected $1.1 billion under-recovered balance as of June 30, 2026. The projected under-recovered balance is comprised of $1.0 billion in projected and $66 million in actual under-recovered amounts from the rate years ended June 30, 2026 and 2025, respectively. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.8 billion fuel cost requirement over the July 2026 through June 2027 fuel period and results in an increase in Virginia Power’s fuel revenues of $1.9 billion when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its May 2026 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.0 billion under-recovered balance associated with the rate year ended June 30, 2026 as permitted under legislation enacted in Virginia in May 2026 authorizing Virginia Power to petition the Virginia Commission on or before July 2026 for approval of a financing order for certain deferred fuel costs. Under this option, Virginia Power proposed implementation of a rate to recover its projected current period fuel costs and the $66 million associated with under-recovered amounts from the rate year ended June 30, 2025 only effective July 2026 on an interim basis, while suspending implementation of the $1.0 billion associated with projected under-recovered amounts from the rate year ended June 30, 2026 pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net increase in Virginia Power’s fuel revenues for the rate year of approximately $702 million. In June 2026, the Virginia Commission ordered that, in accordance with Virginia Power’s second proposed option, the rate associated with the projected current period fuel costs and the $66 million associated with under-recovered amounts from the rate year ended June 30, 2025 be implemented effective July 2026 on an interim basis. In May 2026, in accordance with legislation enacted in Virginia in May 2026 discussed above, Virginia Power filed an application with the Virginia Commission for approval of a financing order to securitize the projected $1.0 billion under-recovered fuel balance from the rate year ended June 30, 2026 through the issuance of one or more tranches of bonds with tenors up to approximately ten years, but no longer than approximately 15 years. These matters are pending.

Virginia Power Equity Application

In March 2026, Virginia Power requested approval from the Virginia Commission to issue and sell to Dominion Energy up to $5.1 billion of authorized but unissued shares of its common stock, no par value, through the end of 2029 to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures. In May 2026, the Virginia Commission granted Virginia Power approval to issue up to $3.6 billion of authorized but unissued shares of its common stock, through the end of 2029.

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

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	April 2026	Pending	January 2027	$217	$51
Rider CE(2)	October 2025	April 2026	May 2026	280	98
Rider CERC	March 2026	Pending	January 2027	70	34
Rider DIST(3)	August 2025	May 2026	June 2026	327	60
Rider GEN	June 2026	Pending	April 2027	430	119
Rider GEN	June 2026	Pending	April 2028	408	(22)
Rider OSW	October 2025	July 2026	September 2026	670	31
Rider RGGI(4)	June 2026	Pending	March 2027	1,179	N/A
Rider SNA	October 2025	July 2026	September 2026	233	26
Rider T1(5)	May 2026	Pending	September 2026	1,539	196

(1)
In addition, Virginia Power has riders associated with other projects with an aggregate total revenue requirement of approximately $45 million at June 30, 2026 and pending applications associated with such riders, which if approved, would result in an annual revenue requirement increase of approximately $20 million.
(2)
As approved, associated with four solar generation projects, including Bedford and Pumpkinseed (non-jurisdictional generation facilities with an aggregate recorded cost of $251 million at September 30, 2025), one energy storage project, 10 purchased power agreements and certain costs associated with expanding solar and storage facilities in addition to previously approved Rider CE projects.
(3)
The total revenue requirement for Rider DIST includes $120 million for certain previously approved electric distribution grid transformation projects, $172 million for previously approved phases and proposed phase nine of certain new underground distribution facilities and $35 million for certain previously approved rural broadband capacity projects. Virginia Power recognized a charge of $24 million ($18 million after-tax) recorded primarily in impairment of assets and other charges (benefits) in the Companies’ Consolidated Statements of Income (reflected in the Corporate and Other segment) for the three and six months ended June 30, 2026, for the disallowance of certain strategic undergrounding costs previously incurred in connection with this final order. In addition, effective June 2026, the rider associated with rural broadband capacity projects was consolidated into Rider DIST and separate collection of rates under the rural broadband rider ceased.
(4)
In June 2026, Virginia Power filed a petition to update and reinstate Rider RGGI to recover RGGI compliance costs incurred beginning July 2026 and those projected to occur through February 2028, with rate recovery from March 2027 through February 2028. In its petition, Virginia Power proposed an alternative mitigation approach which, if approved, would spread the recovery of costs over a two-year period and result in a total revenue requirement of $940 million for the rate year beginning March 2027.
(5)
Consists of $540 million for the transmission component of Virginia Power’s base rates and $999 million for Rider T1.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Description and Location of Project	Application Date	Approval Date		Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Culpeper Technology transmission lines, substations and related projects in the Counties of Culpeper, Orange and Fauquier and the Town of Culpeper, Virginia	February 2025	March 2026		230 kV	13	$255
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	June 2026	(2)	500- 230 kV	11	515
Partial rebuild Chesterfield-Lanexa transmission lines in the Counties of Henrico, Charles City and New Kent, Virginia	September 2025	March 2026		230- 115 kV	58	$150
Construct Morrisville-Wishing Star transmission lines and related projects in the Counties of Fauquier, Prince William and Loudoun, Virginia	February 2026	Pending		500- 230 kV	45	875
Rebuild Charlottesville-Gordonsville transmission lines and related projects in the County of Albermarle and the City of Charlottesville, Virginia	April 2026	Pending		230 kV	16	$100
Construct Firehouse transmission lines, substation and related projects in the County of Loudoun, Virginia	May 2026	Pending		230 kV	1	65
Construct Aspen-Doubs and Goose Creek-Woodside transmission lines, rebuild Doubs-Goose Creek transmission line and related projects in the County of Loudoun, Virginia	May 2026	Pending		500 kV	9	$200
Construct new Allman Station switching station and related projects in the City of Fredericksburg, Virginia	May 2026	Pending		230 kV	1	100
Install underbuilt transmission lines on existing 500 kV Elmont-Ladysmith line support structures and related projects in the Counties of Hanover and Caroline, Virginia	June 2026	Pending		230 kV	26	$60

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had one other transmission project applied for and currently pending approval with an aggregate cost estimate of approximately $20 million.
(2)
In July 2026, appeals were filed with the Supreme Court of Virginia. This matter is pending.

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

In May 2026, DESC, the South Carolina Office of Regulatory Staff and other parties of record filed a stipulation agreement with the South Carolina Commission for approval. The stipulation agreement provides for a non-fuel, base rate increase of $219 million prior to the effect of South Carolina Commission-ordered DSM reductions effective on and after the first billing cycle of July 2026 and an authorized ROE of 9.99%. In addition, the stipulation agreement includes that DESC will provide to residential customers a one-time refund and other customer assistance, resulting in after-tax charges of

$5 million reflected in Dominion Energy’s Consolidated Statements of Income for both the three and six months ended June 30, 2026. In July 2026, the South Carolina Commission issued an order approving the stipulation agreement.

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

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. In June 2026, the South Carolina Commission approved the request. The related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers.

Electric - Transmission Project

In July 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to reconductor five existing corridor lines currently connected to its Jasper substation in Jasper County, South Carolina, consisting of a total of 84 miles of 230 kV transmission lines with an estimated total project cost of approximately $110 million. This matter is pending.

Natural Gas Rates

In June 2026, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2026 with a total revenue requirement of $676 million. This revenue requirement represents a $22 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2026. This matter is pending.

Note 13. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

During the second quarter of 2026, Virginia Power recorded a right-of-use asset and offsetting lease obligation upon commencement of an operating lease for an energy storage facility with a term of approximately 15 years. At June 30, 2026, Virginia Power’s Consolidated Balance Sheet includes $273 million of other deferred charges and other assets for its right-of-use asset and $273 million of operating lease liabilities comprised of $9 million presented in other current liabilities and $264 million presented in other deferred credits and other liabilities related to this lease.

Dominion Energy’s Consolidated Statements of Income include $5 million and $9 million for the three and six months ended June 30, 2026, respectively, and $5 million and $9 million for the three and six months ended June 30, 2025, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $3 million and $7 million for the three and six months ended June 30, 2026, respectively, and $4 million and $5 million for the three and six months ended June 30, 2025, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $166 million and $142 million for the three months ended June 30, 2026 and 2025, respectively, and $351 million and $297 million for the six months ended June 30, 2026 and 2025, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $51 million and $46 million at June 30, 2026 and December 31, 2025, respectively, recorded in payables to affiliates.

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

	June 30, 2026	December 31, 2025
(millions)
Assets
Prepayments(1)	$1	$1
Regulatory assets-current	133	125
Other current assets(2)	45	51
Regulatory assets-noncurrent	779	868
Total assets	$958	$1,045
Liabilities
Securities due within one year	$176	$171
Accrued interest, payroll and taxes	8	9
Securitization bonds	794	883
Total liabilities	$978	$1,063

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

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets include balances for OSWP as follows:

	June 30, 2026	December 31, 2025
(millions)
Assets
Cash and cash equivalents	$162	$149
Other receivables	101	—
Regulatory assets-current	5	15
Other investments	1	—
Property, plant and equipment	9,234	8,799
Accumulated depreciation and amortization	(20)	—
Regulatory assets-noncurrent	269	150
Other deferred charges and other assets	23	9
Total assets	$9,775	$9,122
Liabilities
Accounts payable	$3	$2
Accrued interest, payroll and taxes	4	2
Other current liabilities	20	16
Asset retirement obligations- noncurrent(1)	429	220
Total liabilities	$456	$240

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

At June 30, 2026, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its supplemental revolving credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$7,000	$2,087	$4	$4,909
Supplemental revolving credit facility(2)	1,000	—		1,000
Total	$8,000	$2,087	$4	$5,909

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
(2)
This credit facility, entered into in April 2026 with certain lenders, matures in April 2028, with the potential to be extended by Dominion Energy to April 2029, contains a maximum allowed total debt to total capital ratio consistent with such allowed ratio under Dominion Energy’s joint revolving credit facility and can be used to support bank borrowings and the issuance of commercial paper.

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At both June 30, 2026 and December 31, 2025, $26 million in letters of credit were issued and outstanding under this agreement, respectively.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At June 30, 2026 and December 31, 2025, Dominion Energy had $101 and $102 million in letters of credit issued and outstanding under this agreement, including $79 and $81 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, subsequently amended in January 2026, which it expects to allow it to issue up to a combined $250 million in letters of credit, with $50 million available exclusively to Dominion Energy and $200 million available exclusively to Virginia Power. At June 30, 2026 and December 31, 2025, Dominion Energy had $250 million and $150 million in letters of credit issued and outstanding under this agreement, including $200 million and $100 million for Virginia Power, respectively. In July 2026, this agreement was amended under which Dominion Energy expects to allow it to issue up to a combined $450 million in letters of credit, with $50 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power.
•
An agreement entered into with a financial institution in
September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At June 30, 2026 and December 31, 2025, Dominion Energy had $351 million and $379 million, respectively, in letters of credit issued and outstanding under this agreement, all of which was issued and outstanding for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026 and December 31, 2025, Dominion Energy’s Consolidated Balance Sheets include $375 million and $422 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In February 2026, Dominion Energy entered into an approximately $1.3 billion 364-day term loan facility as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, Dominion Energy borrowed approximately $1.3 billion under this facility with the proceeds used to repay existing debt and for general corporate purposes. At June 30, 2026, Dominion Energy had approximately $1.3 billion outstanding under this facility presented within securities due within one year in its Consolidated Balance Sheet. In July 2026, Dominion Energy repaid $300 million borrowed under this facility.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility.

At June 30, 2026, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$7,000	$992	$1

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At June 30, 2026, the sub-limit for Virginia Power was $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from

Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, most recently amended in June 2026, which it expects to allow it to issue up to $450 million in letters of credit. At June 30, 2026 and December 31, 2025, $422 million and $281 million, respectively, in letters of credit were issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At June 30, 2026 and December 31, 2025, Virginia Power had $79 million and $81 million, out of Dominion Energy’s total $101 million and $102 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, subsequently amended in January 2026, which it expects to allow Dominion Energy to issue up to a combined $250 million in letters of credit, with $50 million available exclusively to Dominion Energy and $200 million available exclusively to Virginia Power. At June 30, 2026 and December 31, 2025, Virginia Power had $200 million and $100 million, respectively, in letters of credit issued and outstanding under this agreement. In July 2026, this agreement was amended under which Virginia Power expects to allow Dominion Energy to issue up to a combined $450 million in letters of credit, with $50 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power.
•
An agreement entered into with a financial institution in September 2025, subsequently amended in December 2025, which it expects to allow Dominion Energy to issue up to $500 million in letters of credit with $100 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At June 30, 2026 and December 31, 2025, Virginia Power had $351 million and $379 million, respectively, in letters of credit issued and outstanding under this agreement.
•
Agreements entered into with financial institutions in September 2025, which it expects to allow it to issue up to $2.0 billion in letters of credit. At June 30, 2026 and December 31, 2025, Virginia Power had $1.2 billion and $1.0 billion, respectively, in letters of credit issued and outstanding under these agreements.
•
An agreement entered into with a financial institution in July 2026, which it expects to allow it to issue up to $250 million in letters of credit.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2026, Dominion Energy borrowed $500 million under the Sustainability Revolving Credit Agreement as described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, with the proceeds used to support environmental sustainability and social investment initiatives, which was repaid in March 2026. In May 2026, Dominion Energy borrowed $500 million under this agreement with the proceeds used to support environmental sustainability and social investment initiatives. Dominion Energy repaid $300 million in June 2026. At June 30, 2026, Dominion Energy had $200 million outstanding under this facility presented within current supplemental credit facility borrowings in its Consolidated Balance Sheet which Dominion Energy repaid in July 2026. At December 31, 2025, Dominion Energy had no borrowings outstanding under this facility. In April 2026, the facility was amended to, among other things, extend the maturity date from April 2028 to April 2029, with the potential to be further extended by Dominion Energy to April 2031. There were no changes to the key financial covenants.

In March 2026, Virginia Power issued $1.3 billion of 4.95% senior notes and $850 million of 5.70% senior notes that mature in 2036 and 2056, respectively.

In June 2026, Dominion Energy issued $825 million of 5.35% senior notes that mature in 2036.

In June 2026, Dominion Energy issued $1.5 billion of junior subordinated notes, consisting of $1.0 billion of 2026 Series A JSNs and $500 million of 2026 Series B JSNs that both mature in 2056. The 2026 Series A JSNs will bear interest at 6.150% until December 15, 2031. The interest rate will reset every five years beginning December 15, 2031 to equal the then-current five-year U.S. Treasury rate plus a spread of 1.869%, provided that the interest rate will not reset below 6.150%. The 2026 Series B JSNs will bear interest at 6.250% until December 15, 2036. The interest rate will be reset every five years beginning on December 15, 2036 to equal the then-current five-year U.S. Treasury rate plus a spread of 1.702%, provided that the interest rate will not reset below 6.250%. Dominion Energy may defer interest payment on the 2026 Series A JSNs or 2026 Series B JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2026 Series A JSNs or the 2026 Series B JSNs are deferred, Dominion Energy may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Dominion Energy may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2026 Series A JSNs and the 2026 Series B JSNs.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both June 30, 2026 and December 31, 2025, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended June 30, 2026 and 2025 and $22 million ($21.750 per share) for both the six months ended June 30, 2026 and 2025, respectively. There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $38 million from the issuance of one million shares of common stock for the six months ended June 30, 2026 and $70 million from the issuance of one million shares of common stock for the six months ended June 30, 2025, through various programs, including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. In May 2026, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans.

In June 2026, Virginia Power issued 6,046 shares of its common stock to Dominion Energy for $450 million with the proceeds utilized to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order authorizing the issuance of up to $3.6 billion of common stock through the end of 2029 in order to maintain adequate credit metrics and efficient access to capital markets while funding necessary capital expenditures, as discussed in Note 13.

In June 2025, Virginia Power issued 30,006 shares of its common stock to Dominion Energy for $2.1 billion with the proceeds utilized to reduce the aggregate amount outstanding under its intercompany credit facility with Dominion Energy. Virginia Power issued the shares pursuant to a Virginia Commission order discussed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the first quarter of 2026, Dominion Energy entered into forward sale agreements for approximately 3.2 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $62.96 per share. During the second quarter of 2026, Dominion Energy entered into forward sale agreements for approximately 7.9 million shares of its common stock expected to be settled by the fourth quarter of 2026 at a weighted-average initial forward price of $67.88 per share. Except in certain circumstances, Dominion Energy can elect physical, cash or net settlement of the forward sale agreements.

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available at June 30, 2026.

Dominion Energy did not repurchase any shares of common stock during the six months ended June 30, 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Dividend Restrictions

As discussed in Note 1, Dominion Energy may be required to obtain the consent of NextEra Energy related to the payment of dividends in excess of $0.6675 per share each quarter. There have been no other significant changes to dividend restrictions affecting the Companies described in Note 21, to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2027 depending on receipt of final permits and approvals. At both June 30, 2026 and December 31, 2025, Dominion Energy had $53 million of reserves recorded including $48 million recorded at Virginia Power. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation. To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations. At June 30, 2026, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$3,162
Nuclear obligations(2)	190
Solar(3)	85
Other(4)	360
Total(5)(6)(7)	$3,797

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

In addition, Dominion Energy had issued an additional $20 million of guarantees at June 30, 2026, primarily to support third parties. No amounts related to these guarantees have been recorded.

In 2025, Dominion Energy entered into two guarantee agreements to support a portion of Valley Link’s financing obligations under a $180 million revolving credit facility and up to $120 million of letters of credit. Dominion Energy’s obligation under these guarantees is only triggered if a Valley

Link project is cancelled and Valley Link cannot pay outstanding balances related to the cancelled project. Dominion Energy’s maximum potential loss exposure under the terms of the guarantees is limited to 30% of outstanding borrowings, an equal percentage to Dominion Energy’s ownership in Valley Link. At June 30, 2026 and December 31, 2025, Valley Link had borrowed $85 million and $41 million, respectively, against the revolving credit facility and had $90 million outstanding letters of credit at both dates. No amounts related to these guarantees has been recorded at Dominion Energy.

Dominion Energy also had issued three guarantees at June 30, 2026 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at June 30, 2026, Dominion Energy had purchased $560 million of surety bonds, including $471 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 15, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Virginia Power’s largest customer comprised 12% and 10% of its operating revenue for the three months ended June 30, 2026 and 2025, respectively, and 13% and 9% of its operating revenue for the six months ended June 30, 2026 and 2025, respectively, and 14% and 10% of its customer receivables at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, Dominion Energy’s credit exposure totaled $832 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 99%. No single counterparty, whether investment grade or non-investment grade, exceeded $450 million of exposure. At June 30, 2026, Virginia Power’s exposure related to wholesale customers totaled $15 million. Of this amount, investment grade counterparties, including those internally rated, represented 81%. No single counterparty, whether investment grade or non-investment grade, exceeded $7 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy would have been required to post additional collateral to its counterparties of $42 million at June 30, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at June 30, 2026 or December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at June 30, 2026 or December 31, 2025 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy was $42 million at June 30, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At June 30, 2026, Virginia Power’s derivative assets and liabilities with affiliates were $11 million and $10 million, respectively. At December 31, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $22 million and $12 million, respectively. See Note 8 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on

Form 10-K for the year ended December 31, 2025. At June 30, 2026 and December 31, 2025, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $658 million and $594 million, respectively. At June 30, 2026 and December 31, 2025, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $759 million and $729 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025
(millions)
Commodity purchases from affiliates	$134	$147	$813	$513
Services provided by affiliates(1)(2)	230	196	479	405
Services provided to affiliates	5	3	9	7

(1)
Includes capitalized expenditures of $87 million and $71 million for the three months ended June 30, 2026 and 2025, respectively, and $178 million and $146 million for the six months ended June 30, 2026 and 2025, respectively.
(2)
Excludes amounts related to Virginia Power's operating lease with an affiliated entity as discussed below.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $1.4 billion and $1.2 billion in short-term demand note borrowings from Dominion Energy at June 30, 2026 and December 31, 2025, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries at both June 30, 2026 and December 31, 2025. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $14 million and $22 million for the three months ended June 30, 2026 and 2025, respectively, and $25 million and $36 million for the six months ended June 30, 2026 and 2025, respectively.

In the second quarter of both 2026 and 2025, Virginia Power issued common stock to Dominion Energy as discussed in Note 16.

In September 2025, Virginia Power commenced a 20-month operating lease with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. At June 30, 2026, Virginia Power’s Consolidated Balance Sheet reflects Virginia Power’s expected use of the vessel through the end of 2027 and includes $210 million of other deferred charges and other assets for its right-of-use asset and $213 million of affiliated lease payables comprised of $140 million presented in other current liabilities and $73 million presented in other deferred credits and other liabilities. At December 31, 2025, Virginia Power’s Consolidated Balance Sheet reflects $185 million of other deferred charges and other assets for its right-of-use asset and $188 million of affiliated lease payables comprised of $141 million presented in other current liabilities and $47 million presented in other deferred credits and other liabilities. For the three and six months ended June 30, 2026, Virginia Power capitalized $36 million and $72 million, respectively, of such affiliated lease cost associated with the CVOW Commercial Project.

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

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Service cost	$19	$19	$38	$38	$3	$2	$5	$5
Interest cost	107	109	215	217	14	15	27	29
Expected return on plan assets	(158)	(169)	(317)	(338)	(44)	(40)	(87)	(80)
Amortization of prior service (credit) cost	1	—	1	—	(6)	(7)	(11)	(13)
Net periodic benefit (credit) cost	$(31)	$(41)	$(63)	$(83)	$(33)	$(30)	$(66)	$(59)

Employer Contributions

During the three and six months ended June 30, 2026, Dominion Energy made $5 million and $10 million, respectively, of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $24 million of minimum required contributions to its qualified defined benefit pension plans in 2026. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2026. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the six months ended June 30, 2026, Dominion Energy reported after-tax net expenses of $760 million in the Corporate and Other segment, including $598 million of after-tax net expenses for specific items with $607 million of after-tax net expenses attributable to its operating segments. In the six months ended June 30, 2025, Dominion Energy reported after-tax net expenses of $102 million in the Corporate and Other segment, including $27 million of after-tax net expenses for specific items with $7 million of after-tax net expenses attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2026 primarily related to the impact of the following items:

•
A $820 million ($640 million after-tax) charge for the impairment of nonregulated renewable natural gas facilities, attributable to Contracted Energy;
•
$141 million ($106 million after-tax) of net unrealized losses related to economic hedging activities, attributable to Contracted Energy;
•
A $116 million ($86 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia;
•
A $78 million ($60 million after-tax) charge associated with certain nonregulated solar generation facilities, attributable to Contracted Energy;
•
$65 million ($48 million after-tax) net charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia; and
•
A $24 million ($18 million after-tax) charge for the disallowance of certain strategic undergrounding costs, attributable to Dominion Energy Virginia; partially offset by
•
$341 million ($221 million after-tax) of gains related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($190 million after-tax); and
•
Dominion Energy Virginia ($31 million after-tax); and
•
A $195 million ($142 million after-tax) benefit related to the revision of AROs for Millstone Unit 1, attributable to Contracted Energy.

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
•
Contracted Energy ($74 million after-tax); and
•
Dominion Energy Virginia ($13 million after-tax); and
•
A $26 million ($19 million after-tax) net unrealized gain related to economic hedging activities, attributable to Contracted Energy.

The following tables present segment information pertaining to Dominion Energy’s operations:

Three Months Ended June 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions, unless otherwise noted)
2026
Total revenue from external customers	$3,410	$876	$256	$(62)	$—	$4,480
Intersegment revenue	11	2	43	337	(393)	—
Total Operating Revenue	3,421	878	299	275	(393)	4,480
Electric fuel and other energy-related purchases(1)	1,077	220	28	(6)	(4)	1,315
Purchased electric capacity(1)	78	3	—	—	(1)	80
Purchased gas(1)	—	49	4	—	—	53
Other operations and maintenance(1)(2)	609	169	201	1,258	(359)	1,878
Depreciation and amortization(1)	417	153	40	17	(12)	615
Other taxes(1)	99	83	16	15	(3)	210
Total Operating Expenses	2,280	677	289	1,284	(379)	4,151
Interest and related charges(1)	260	73	27	248	(53)	555
Income tax expense (benefit)(1)	151	26	(21)	(34)	—	122
Equity in earnings (losses) of equity method investees(3)	—	—	—	—	—	—
Other income (expense)(3)	48	—	(4)	588	11	643
Interest income(3)	4	3	31	47	(50)	35
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	(1)	—	(1)
Noncontrolling Interests(3)	112	—	—	(123)	—	(11)
Net Income (Loss) Attributable to Dominion Energy	670	105	31	(466)	—	340
Investment in equity method investees(4)	—	—	92	35	—	127
Total assets (billions)	86.0	20.3	11.4	11.2	(7.0)	121.9
2025
Total revenue from external customers	$2,710	$833	$240	$27	$—	$3,810
Intersegment revenue	2	3	5	292	(302)	—
Total Operating Revenue	2,712	836	245	319	(302)	3,810
Electric fuel and other energy-related purchases(1)	729	199	21	—	(3)	946
Purchased electric capacity(1)	17	2	—	—	(1)	18
Purchased gas(1)	—	43	—	—	—	43
Other operations and maintenance(1)(2)	531	170	164	363	(295)	933
Depreciation and amortization(1)	396	141	22	21	—	580
Other taxes(1)	92	75	15	15	(3)	194
Total Operating Expenses	1,765	630	222	399	(302)	2,714
Interest and related charges(1)	252	70	8	238	(63)	505
Income tax expense (benefit)(1)	110	29	1	80	—	220
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	—	—	(1)
Other income (expense)(3)	39	—	(1)	371	—	409
Interest income(3)	5	2	35	55	(63)	34
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	1	—	1
Noncontrolling Interests(3)	80	—	—	(26)	—	54
Net Income Attributable to Dominion Energy	549	109	47	55	—	760
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

Six Months Ended June 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions, unless otherwise noted)
2026
Total revenue from external customers	$7,178	$1,865	$601	$(145)	$—	$9,499
Intersegment revenue	8	5	84	702	(799)	—
Total Operating Revenue	7,186	1,870	685	557	(799)	9,499
Electric fuel and other energy-related purchases(1)	2,436	423	62	7	(7)	2,921
Purchased electric capacity(1)	143	7	—	—	(1)	149
Purchased gas(1)	—	188	8	—	—	196
Other operations and maintenance(1)(2)	1,257	347	362	1,598	(736)	2,828
Depreciation and amortization(1)	838	302	88	42	(24)	1,246
Other taxes(1)	205	168	33	39	(7)	438
Total Operating Expenses	4,879	1,435	553	1,686	(775)	7,778
Interest and related charges(1)	520	145	52	504	(105)	1,116
Income tax expense (benefit)(1)	330	64	(14)	(210)	—	170
Equity in earnings (losses) of equity method investees(3)	—	—	—	—	—	—
Other income (expense)(3)	90	(1)	(6)	510	18	611
Interest income(3)	10	6	62	91	(99)	70
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	(2)	—	(2)
Noncontrolling Interests(3)	217	—	—	(64)	—	153
Net Income (Loss) Attributable to Dominion Energy	1,340	231	150	(760)	—	961
Investment in equity method investees(4)	—	—	92	35	—	127
Capital expenditures	4,837	645	309	55	(39)	5,807
Total assets (billions)	86.0	20.3	11.4	11.2	(7.0)	121.9
2025
Total revenue from external customers	$5,505	$1,782	$544	$55	$—	$7,886
Intersegment revenue	1	5	8	602	(616)	—
Total Operating Revenue	5,506	1,787	552	657	(616)	7,886
Electric fuel and other energy-related purchases(1)	1,498	366	50	—	(6)	1,908
Purchased electric capacity(1)	24	4	—	—	(1)	27
Purchased gas(1)	—	190	—	—	—	190
Other operations and maintenance(1)(2)	1,090	348	275	767	(603)	1,877
Depreciation and amortization(1)	793	282	44	43	—	1,162
Other taxes(1)	189	154	30	36	(6)	403
Total Operating Expenses	3,594	1,344	399	846	(616)	5,567
Interest and related charges(1)	497	141	16	444	(112)	986
Income tax expense (benefit)(1)	243	47	40	(70)	—	260
Equity in earnings (losses) of equity method investees(3)	—	—	(1)	(7)	—	(8)
Other income (expense)(3)	74	—	(8)	320	—	386
Interest income(3)	12	6	68	100	(112)	74
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	148	—	—	(48)	—	100
Net Income (Loss) Attributable to Dominion Energy	1,110	261	156	(102)	—	1,425
Capital expenditures	5,233	561	396	36	—	6,226
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

In the six months ended June 30, 2026, Virginia Power reported after-tax net expenses of $120 million in the Corporate and Other segment, including $129 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the six months ended June 30, 2025, Virginia Power reported after-tax net expenses of $90 million in the Corporate and Other segment, including $100 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2026 primarily related to the impact of the following items:

•
A $116 million ($86 million after-tax) loss associated with severe weather events;
•
$65 million ($48 million after-tax) net charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
A $24 million ($18 million after-tax) charge for the disallowance of certain strategic undergrounding costs; partially offset by
•
$53 million ($31 million after-tax) of gains related to investments in nuclear decommissioning trust funds.

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
•
A $23 million ($13 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following tables present segment information pertaining to Virginia Power’s operations:

Three Months Ended June 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$3,422	$(1)	$3,421
Electric fuel and other energy-related purchases(1)	1,077	(6)	1,071
Purchased electric capacity(1)	78	—	78
Other operations and maintenance(1)(2)	609	275	884
Depreciation and amortization(1)	417	(2)	415
Other taxes(1)	99	(1)	98
Total Operating Expenses	2,280	266	2,546
Interest and related charges(1)	261	1	262
Income tax expense (benefit)(1)	151	3	154
Other income (expense)(3)	48	76	124
Interest income(3)	4	(1)	3
Noncontrolling Interests(3)	112	(123)	(11)
Net Income (Loss) Attributable to Virginia Power	670	(73)	597
Total assets (billions)	84.6	—	84.6
2025
Operating Revenue	$2,712	$—	$2,712
Electric fuel and other energy-related purchases(1)	729	—	729
Purchased electric capacity(1)	17	—	17
Other operations and maintenance(1)(2)	531	72	603
Depreciation and amortization(1)	396	—	396
Other taxes(1)	92	—	92
Total Operating Expenses	1,765	72	1,837
Interest and related charges(1)	252	(1)	251
Income tax expense (benefit)(1)	110	5	115
Other income (expense)(3)	39	36	75
Interest income(3)	5	—	5
Noncontrolling Interests(3)	80	(26)	54
Net Income (Loss) Attributable to Virginia Power	549	(14)	535
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.

Six Months Ended June 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$7,187	$(70)	$7,117
Electric fuel and other energy-related purchases(1)	2,436	7	2,443
Purchased electric capacity(1)	143	—	143
Other operations and maintenance(1)(2)	1,257	192	1,449
Depreciation and amortization(1)	838	—	838
Other taxes(1)	205	—	205
Total Operating Expenses	4,879	199	5,078
Interest and related charges(1)	521	—	521
Income tax expense (benefit)(1)	330	(31)	299
Other income (expense)(3)	90	54	144
Interest income(3)	10	—	10
Noncontrolling Interests(3)	217	(64)	153
Net Income (Loss) Attributable to Virginia Power	1,340	(120)	1,220
Capital expenditures	4,839	—	4,839
Total assets (billions)	84.6	—	84.6
2025
Operating Revenue	$5,506	$(29)	$5,477
Electric fuel and other energy-related purchases(1)	1,498	—	1,498
Purchased electric capacity(1)	24	—	24
Other operations and maintenance(1)(2)	1,090	169	1,259
Depreciation and amortization(1)	793	1	794
Other taxes(1)	189	—	189
Total Operating Expenses	3,594	170	3,764
Interest and related charges(1)	497	(3)	494
Income tax expense (benefit)(1)	243	(38)	205
Other income (expense)(3)	74	20	94
Interest income(3)	12	—	12
Noncontrolling Interests(3)	148	(48)	100
Net Income (Loss) Attributable to Virginia Power	1,110	(90)	1,020
Capital expenditures	5,233	—	5,233

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•
Risks and uncertainties that may impact the ability of the parties to complete the proposed NextEra Energy Merger at all, or within the terms and time frames initially anticipated, including the ability to obtain the requisite approvals of Dominion Energy and NextEra Energy’s shareholders, applicable regulatory approvals and any associated terms and conditions of such approvals and any other events or changes in circumstances that could give rise to the termination of the NextEra Energy Merger Agreement by either party;
•
The impacts of the proposed NextEra Energy Merger, including certain covenants in the NextEra Energy Merger Agreement, and any related uncertainties and disruptions on the Companies’ business, including on the Companies’ ability to hire and retain employees and/or on the Companies’ relationships with regulators and other governmental agencies, customers, suppliers, vendors and/or other third parties;
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
•
Changes in operating, maintenance or construction costs;
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
•
Impacts of acquisitions, divestitures, transfers of assets to joint ventures or retirements of assets based on asset portfolio reviews;
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

Additionally, other risks that may cause actual results to differ materially from predicted results are set forth in Part I. Item 1A. Risk Factors in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 and Part II Item 1A. Risk Factors in this report.

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

Accounting Matters

At June 30, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2026	2025	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion Energy	$340	$760	$(420)
Diluted EPS	0.37	0.88	(0.51)
Year-to-Date
Net income attributable to Dominion Energy	$961	$1,425	$(464)
Diluted EPS	1.07	1.65	(0.58)

Overview

Second Quarter 2026 vs. 2025

Net income attributable to Dominion Energy decreased 55%, primarily due to an impairment charge associated with nonregulated renewable natural gas facilities, increased unrealized losses on economic hedging activities and higher interest on long-term debt. These decreases were partially offset by a benefit related to the revision of AROs for Millstone Unit 1, an increase in net investment earnings on nuclear decommissioning trust funds, higher rider equity returns reflecting capital investments at Virginia Power and the impacts of the 2025 Biennial Review at Virginia Power.

Year-to-Date 2026 vs. 2025

Net income attributable to Dominion Energy decreased 33%, primarily due to impairment charges associated with nonregulated renewable natural gas facilities and certain nonregulated solar generation facilities, higher interest on long-term debt and increased unrealized losses on economic hedging activities. These decreases were partially offset by a benefit related to the revision of AROs for Millstone Unit 1, an increase in net investment earnings on nuclear decommissioning trust funds, higher rider equity returns reflecting capital investments at Virginia Power and the impacts of the 2025 Biennial Review at Virginia Power.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Second Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions)
Operating revenue	$4,480	$3,810	$670	$9,499	$7,886	$1,613
Electric fuel and other energy-related purchases	1,315	946	369	2,921	1,908	1,013
Purchased electric capacity	80	18	62	149	27	122
Purchased gas	53	43	10	196	190	6
Other operations and maintenance	984	883	101	1,969	1,781	188
Depreciation and amortization	615	580	35	1,246	1,162	84
Other taxes	210	194	16	438	403	35
Impairment of assets and other charges	894	50	844	859	96	763
Other income (expense)	678	442	236	681	452	229
Interest and related charges	555	505	50	1,116	986	130
Income tax expense	122	220	(98)	170	260	(90)
Net income (loss) from discontinued operations including noncontrolling interests	(1)	1	(2)	(2)	—	(2)
Noncontrolling interests	(11)	54	(65)	153	100	53

An analysis of Dominion Energy’s results of operations follows:

Second Quarter 2026 vs. 2025

Operating revenue increased 18%, primarily reflecting:

•
A $312 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power;
•
A $217 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $142 million increase associated with the 2025 Biennial Review at Virginia Power;
•
A $33 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
$18 million in sales of renewable natural gas and related environmental credits; and
•
A $15 million increase in sales to electric utility retail customers associated with growth.

These increases were partially offset by:

•
A $102 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($110 million).

Electric fuel and other energy-related purchases increased 39%, primarily due to higher commodity costs for electric utilities ($316 million) and an increase in the use of purchased renewable energy credits ($60 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $62 million, primarily due to returning to PJM’s capacity market in June 2025 ($23 million) and an increase related to the 2026 annual PJM capacity market ($20 million).

Other operations and maintenance increased 11%, primarily due to renewable natural gas projects placed in service in late 2025 ($27 million), an increase in salaries, wages and benefits ($25 million) and an increase in outside services ($16 million).

Depreciation and amortization increased 6%, primarily due to various projects being placed into service ($46 million), partially offset by a decrease in amortization associated with non-fuel riders ($15 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased $844 million, primarily due to a charge associated with nonregulated renewable natural gas facilities ($820 million), an increase in charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($195 million) and the disallowance of certain strategic undergrounding costs ($23 million), partially offset by a benefit related to the revision of AROs for Millstone Unit 1 ($195 million).

Other income increased 53%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($205 million) and an increase in AFUDC associated with rate-regulated projects ($13 million).

Interest and related charges increased 10%, primarily due to net issuances of long-term debt ($93 million) and an increase in the outstanding balance on variable rate debt ($18 million), partially offset by net unrealized gains in 2026 compared to net unrealized losses in 2025 associated with freestanding derivatives ($49 million).

Income tax expense decreased 45%, primarily due to lower pre-tax income ($115 million), partially offset by higher taxes on earnings within qualified decommissioning trusts ($22 million).

Noncontrolling interests decreased $65 million, due to a decrease in earnings from the CVOW Commercial Project, including the share of increased charges for costs not expected to be recovered from customers.

Year-to-Date 2026 vs. 2025

Operating revenue increased 20%, primarily reflecting:

•
An $870 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power;
•
A $474 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $282 million increase associated with the 2025 Biennial Review at Virginia Power;
•
$34 million in sales of renewable natural gas and related environmental credits;
•
A $32 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($42 million), partially offset by a decrease in cooling degree days during the cooling season ($10 million);
•
A $31 million increase in sales to electric utility retail customers associated with growth;
•
A $24 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $22 million increase attributable to sales at Millstone in the day-ahead energy market; and
•
A $19 million increase attributable to a service contract with a government entity which commenced in late 2025.

These increases were partially offset by:

•
A $167 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($202 million); and
•
A $55 million decrease associated with severe weather events affecting Virginia Power.

Electric fuel and other energy-related purchases increased 53%, primarily due to higher commodity costs for electric utilities ($879 million) and an increase in the use of purchased renewable energy credits ($125 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $122 million, primarily due to returning to PJM’s capacity market in June 2025 ($59 million), an increase related to the 2026 PJM capacity market ($20 million) and an increase due to the deferral of non-fuel rider costs ($17 million), which is offset in operating revenue and does not impact net income.

Other operations and maintenance increased 11%, primarily reflecting:

•
$57 million due to renewable natural gas projects placed in service in late 2025;
•
A $47 million increase in salaries, wages and benefits;
•
A $28 million increase in outside services;
•
A $21 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income; and
•
An $18 million increase in outage costs primarily at Virginia Power.

These increases were partially offset by:

•
A $24 million decrease in storm damage and restoration costs.

Depreciation and amortization increased 7%, primarily due to various projects being placed into service ($97 million), partially offset by a decrease in amortization associated with non-fuel riders ($18 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased $763 million, primarily due to a charge associated with nonregulated renewable natural gas facilities ($820 million), charges associated with certain nonregulated solar generation facilities ($78 million), an increase in net charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($33 million) and the disallowance of certain strategic undergrounding costs ($23 million), partially offset by a benefit related to the revision of AROs for Millstone Unit 1 ($195 million).

Other income increased 51%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($189 million), an increase in AFUDC associated with rate-regulated projects ($19 million) and an increase related to offshore wind installation vessel operations ($18 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($16 million).

Interest and related charges increased 13%, primarily due to net issuances of long-term debt ($189 million) and an increase in the outstanding balance on variable rate debt ($25 million), partially offset by net unrealized gains in 2026 compared to net unrealized losses in 2025 associated with freestanding derivatives ($58 million) and decreased interest expense associated with rider deferrals ($23 million), which is offset in operating revenue and does not impact net income.

Income tax expense decreased 35%, primarily due to lower pre-tax income ($119 million), partially offset by higher taxes on earnings within qualified decommissioning trusts ($21 million) and the absence of a benefit associated with the remeasurement of an uncertain tax position ($18 million).

Noncontrolling interests increased 53%, due to an increase in earnings associated with the CVOW Commercial Project, which includes the share of increased charges for costs not expected to be recovered from customers.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	2026	2025	$ Change
(millions)
Second Quarter
Net income attributable to Virginia Power	$597	$535	$62
Year-to-Date
Net income attributable to Virginia Power	$1,220	$1,020	$200

Overview

Second Quarter 2026 vs. 2025

Net income increased 12%, primarily due to higher rider equity returns reflecting capital investments and the impacts of the 2025 Biennial Review.

Year-to-Date 2026 vs. 2025

Net income increased 20%, primarily due to higher rider equity returns reflecting capital investments and the impacts of the 2025 Biennial Review.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions)
Operating revenue	$3,421	$2,712	$709	$7,117	$5,477	$1,640
Electric fuel and other energy-related purchases	1,071	729	342	2,443	1,498	945
Purchased electric capacity	78	17	61	143	24	119
Other operations and maintenance	616	553	63	1,295	1,163	132
Depreciation and amortization	415	396	19	838	794	44
Other taxes	98	92	6	205	189	16
Impairment of assets and other charges (benefits)	268	50	218	154	96	58
Other income (expense)	127	80	47	154	106	48
Interest and related charges	262	251	11	521	494	27
Income tax expense	154	115	39	299	205	94
Noncontrolling interests	(11)	54	(65)	153	100	53

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2026 vs. 2025

Operating revenue increased 26%, primarily reflecting:

•
A $291 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges;
•
A $217 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $142 million increase associated with the 2025 Biennial Review;
•
A $19 million increase in sales to electric utility retail customers associated with economic and other usage factors;
•
A $12 million increase in sales to electric utility retail customers associated with growth; and

•
An $8 million increase attributable to a service contract with a government entity which commenced in late 2025.

Electric fuel and other energy-related purchases increased 47%, primarily due to higher commodity costs for electric utilities ($295 million) and an increase in the use of purchased renewable energy credits ($60 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $61 million, primarily due to returning to PJM’s capacity market in June 2025 ($23 million) and an increase related to the 2026 annual PJM capacity market ($20 million).

Other operations and maintenance increased 11%, primarily due to an increase in salaries, wages and benefits and administrative costs ($20 million) and an increase in outside services primarily attributable to a service contract with a government entity which commenced in late 2025 ($14 million), partially offset by a decrease in storm damage and restoration costs ($11 million).

Depreciation and amortization increased 5%, primarily due to various projects being placed into service ($32 million), partially offset by a decrease in amortization associated with non-fuel riders ($15 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased $218 million, primarily due to an increase in charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($195 million) and the disallowance of certain strategic undergrounding costs ($23 million).

Other income increased 59%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($35 million) and an increase in AFUDC associated with rate-regulated projects ($14 million).

Income tax expense increased 34%, primarily due to higher pre-tax income.

Noncontrolling interests decreased $65 million, due to a decrease in earnings from the CVOW Commercial Project, including the share of increased charges for costs not expected to be recovered from customers.

Year-to-Date 2026 vs. 2025

Operating revenue increased 30%, primarily reflecting:

•
A $814 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges;
•
A $474 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $282 million increase associated with the 2025 Biennial Review;
•
A $38 million net increase in sales to electric utility retail customers, primarily due to an increase in heating degree days during the heating season ($43 million), partially offset by a decrease in cooling degree days during the cooling season ($5 million);
•
A $25 million increase in sales to electric utility retail customers associated with growth;
•
A $19 million increase attributable to a service contract with a government entity which commenced in late 2025; and
•
A $10 million increase in sales to customers from non-jurisdictional solar generation facilities.

These increases were partially offset by:

•
A $55 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 63%, primarily due to higher commodity costs for electric utilities ($823 million) and an increase in the use of purchased renewable energy credits ($125 million), which are offset in operating revenue and do not impact net income.

Purchased electric capacity increased $119 million, primarily due to returning to PJM’s capacity market in June 2025 ($59 million), an increase related to the 2026 annual PJM capacity market ($20 million), an increase due to the deferral of non-fuel rider costs ($17 million), which is offset in operating revenue and does not impact net income, and an increase related to changes in other capacity purchase contracts ($12 million).

Other operations and maintenance increased 11%, primarily due to an increase in salaries, wages and benefits and administrative costs ($65 million), an increase in outside services primarily attributable to a service contract with a government entity which commenced in late 2025 ($26 million), an increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($21 million) and an increase in outage costs ($16 million), partially offset by a decrease in storm damage and restoration costs ($24 million).

Depreciation and amortization increased 6%, primarily due to various projects being placed into service ($59 million), partially offset by a decrease in amortization associated with non-fuel riders ($18 million), which is offset in operating revenue and does not impact net income.

Impairment of assets and other charges increased 60%, primarily due to an increase in net charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($33 million) and the disallowance of certain strategic undergrounding costs ($23 million).

Other income increased 45%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($29 million) and an increase in AFUDC associated with rate-regulated projects ($20 million).

Interest and related charges increased 5%, primarily due to an increase in long-term debt borrowings ($67 million), partially offset by decreased interest expense associated with rider deferrals ($23 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 46%, primarily due to higher pre-tax income.

Noncontrolling interests increased 53%, due to an increase in earnings associated with the CVOW Commercial Project, which includes the share of increased charges for costs not expected to be recovered from customers.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2026	2025	$ Change	2026	2025	$ Change
(millions, except EPS)
Second Quarter
Dominion Energy Virginia	$670	$549	$121	$0.76	$0.64	$0.12
Dominion Energy South Carolina	105	109	(4)	0.12	0.13	(0.01)
Contracted Energy	31	47	(16)	0.03	0.05	(0.02)
Corporate and Other	(466)	55	(521)	(0.54)	0.06	(0.60)
Consolidated	$340	$760	$(420)	$0.37	$0.88	$(0.51)

Year-to-Date
Dominion Energy Virginia	$1,340	$1,110	$230	$1.53	$1.30	$0.23
Dominion Energy South Carolina	231	261	(30)	0.26	0.31	(0.05)
Contracted Energy	150	156	(6)	0.17	0.18	(0.01)
Corporate and Other	(760)	(102)	(658)	(0.89)	(0.14)	(0.75)
Consolidated	$961	$1,425	$(464)	$1.07	$1.65	$(0.58)

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity delivered (million MWh)	24.7	23.7	4%	51.2	49.1	4%
Electricity supplied (million MWh):
Utility	24.7	23.7	4	51.2	49.1	4
Non-Jurisdictional	0.6	0.6	—	0.9	0.9	—
Degree days (electric distribution and utility service area):
Cooling	594	612	(3)	612	632	(3)
Heating	238	176	35	2,269	2,118	7
Average electric distribution customer accounts (thousands)	2,829	2,804	1	2,827	2,802	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Second Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(3)	$—	$29	$0.03
Customer usage and other factors	23	0.03	25	0.03
2025 Biennial Review impacts(1)	105	0.12	210	0.25
Rider equity return	79	0.09	163	0.19
Electric capacity	(34)	(0.04)	(76)	(0.09)
Storm damage and restoration costs	(9)	(0.01)	(14)	(0.02)
Planned outage costs	(5)	(0.01)	(12)	(0.01)
Nuclear production tax credit	(15)	(0.02)	(31)	(0.04)
Depreciation and amortization	(11)	(0.01)	(20)	(0.02)
Salaries, wages and benefits & administrative costs	(14)	(0.02)	(48)	(0.06)
Interest expense, net	8	0.01	7	0.01
Other	(3)	—	(3)	0.01
Share dilution	—	(0.02)	—	(0.05)
Change in net income contribution	$121	$0.12	$230	$0.23
(1)
Includes the impacts of non-jurisdictional customers.

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity delivered (million MWh)	5.6	5.5	2%	10.9	10.8	1%
Electricity supplied (million MWh)	5.9	5.8	2	11.5	11.3	2
Degree days (electric distribution service areas):
Cooling	253	269	(6)	256	269	(5)
Heating	10	10	—	821	853	(4)
Gas distribution throughput (bcf):
Sales	15	15	—	38	37	3
Average distribution customer accounts (thousands):
Electric	833	819	2	829	813	2
Gas	484	471	3	482	469	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Second Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$(4)	$—	$(5)	$(0.01)
Customer usage and other factors	14	0.02	23	0.03
Customer-elected rate impacts	(1)	—	(2)	—
Base rate case & Natural Gas Rate Stabilization Act impacts	7	0.01	13	0.02
Capital cost rider	(2)	—	(4)	—
Depreciation and amortization	(7)	(0.01)	(13)	(0.02)
Salaries, wages and benefits & administrative costs	(4)	—	—	—
Interest expense, net	(2)	—	(4)	—
Other	(5)	(0.02)	(38)	(0.06)
Share dilution	—	(0.01)	—	(0.01)
Change in net income contribution	$(4)	$(0.01)	$(30)	$(0.05)

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity supplied (million MWh)	4.2	4.0	5%	9.1	8.9	2%
Renewable natural gas supplied (million MMBtu)	0.5	—	N/A	0.9	—	N/A

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Second Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$28	$0.03	$78	$0.09
Planned Millstone outages(1)	4	—	4	—
Unplanned Millstone outages(1)	(3)	—	(3)	—
Depreciation and amortization	(13)	(0.02)	(32)	(0.04)
Renewable energy investment tax credits	3	—	10	0.01
Renewable energy production tax credits(2)	7	0.01	21	0.02
Salaries, wages and benefits & administrative costs	(2)	—	(8)	(0.01)
Interest expense, net	(17)	(0.02)	(31)	(0.04)
Other	(23)	(0.02)	(45)	(0.03)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(16)	$(0.02)	$(6)	$(0.01)

(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes an increase from renewable natural gas facilities of $6 million and $20 million for the quarter and year-to-date periods, respectively.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(379)	$125	$(504)	$(607)	$(7)	$(600)
Specific items attributable to Corporate and Other segment	7	(14)	21	9	(20)	29
Net income (expense) from specific items	(372)	111	(483)	(598)	(27)	(571)
Corporate and other operations:
Interest expense, net	(165)	(114)	(51)	(319)	(223)	(96)
Equity method investments	—	—	—	—	(5)	5
Pension and other postretirement benefit plans	63	57	6	125	114	11
Corporate service company costs	(11)	(11)	—	(27)	(25)	(2)
Other	19	12	7	59	64	(5)
Net expense from corporate and other operations	(94)	(56)	(38)	(162)	(75)	(87)
Total net income (expense)	$(466)	$55	$(521)	$(760)	$(102)	$(658)
EPS impact	$(0.54)	$0.06	$(0.60)	$(0.89)	$(0.14)	$(0.75)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 20 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended June 30, 2026, this primarily included $21 million after-tax benefit for derivative mark-to-market changes. For the six months ended June 30, 2026, this primarily included $24 million after-tax benefit for derivative mark-to-market changes. For the three months ended June 30, 2025, this primarily included $15 million after-tax loss for derivative mark-to-market changes. For the six months ended June 30, 2025, this primarily included $20 million after-tax loss for derivative mark-to-market changes.

Outlook

At June 30, 2026, there have been no material changes to Dominion Energy’s 2026 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2026 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2026	2025
(millions)
Cash, restricted cash and equivalents at January 1	$343	$365
Cash flows provided by (used in):
Operating activities(1)	2,457	2,429
Investing activities	(5,991)	(6,385)
Financing activities	3,558	4,004
Net increase in cash, restricted cash and equivalents	24	48
Cash, restricted cash and equivalents at June 30	$367	$413

(1)
Includes cash outflows of $31 million and $39 million for energy efficiency programs in Virginia for the six months ended June 30, 2026 and 2025, respectively, and $14 million and $12 million for DSM programs in South Carolina for the six months ended June 30, 2026 and 2025, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $28 million, primarily due to higher operating cash flows from electric utility operations driven by riders and impacts from the 2025 Biennial Review ($754 million), partially offset by lower deferred fuel and purchased gas cost recoveries ($251 million), an increase in interest payments primarily driven by higher borrowings ($231 million) and lower settlements of interest rate swaps ($230 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $394 million, primarily due to timing of payments for plant construction and other property additions.

Financing Cash Flows

Net cash from Dominion Energy's financing activities decreased $446 million, primarily due to a decrease in net issuances of short-term debt ($1.3 billion), a decrease in capital contributions from Stonepeak to OSWP, net of distributions from OSWP to Stonepeak ($416 million) and a decrease in net issuances of long-term debt ($288 million), partially offset by 364-day term loan facility borrowings ($1.3 billion) and net supplemental credit facility borrowings ($200 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the six months ended June 30, 2026.

Revolving Credit Facilities

Dominion Energy’s short-term financing is primarily supported by its joint revolving credit facility. At June 30, 2026, Dominion Energy had $5.9 billion of unused capacity under its revolving credit facilities. In April 2026, Dominion Energy’s $1.0 billion 364-day revolving credit facility matured. Subsequently, in April 2026, Dominion Energy entered into a $1.0 billion supplemental revolving credit facility which matures in April 2028. This credit facility can be used to support bank borrowings and the issuance of commercial paper. See Note 15 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding and for additional information on the revolving credit facilities.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At June 30, 2026, Dominion Energy’s Consolidated Balance Sheet included $375 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 15 to the Consolidated Financial Statements in this report. In April 2026, Dominion Energy borrowed the remaining $450 million under its approximately $1.3 billion 364-day term loan facility entered into in February 2026, with the proceeds used for general corporate purposes. In July 2026, Dominion Energy repaid $300 million borrowed under this facility.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a Sustainability Revolving Credit Agreement which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, Dominion Energy had $200 million of borrowings outstanding under this facility with the proceeds used to support environmental sustainability and social investment initiatives, which was repaid in July 2026. See Note 15 to the Consolidated Financial Statements in this report for borrowings and repayments made during the six months ended June 30, 2026.

Issuances and Borrowings of Long-Term Debt

During the six months ended June 30, 2026, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate		Stated Maturity
				(millions)
March	Senior notes	Public	Virginia Power	$1,300	4.950%		2036
March	Senior notes	Public	Virginia Power	850	5.700%		2056
June	Senior notes	Public	Dominion Energy	825	5.350%		2036
June	Junior subordinated notes	Public	Dominion Energy	1,000	6.150%	(1)	2056
June	Junior subordinated notes	Public	Dominion Energy	500	6.250%	(1)	2056
Total issuances and borrowings				$4,475
(1)
Rate subject to periodic reset as described in Note 15 to the Consolidated Financial Statements in this report.

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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $6.0 billion and $9.5 billion of long-term debt during 2026, inclusive of amounts issued through June 30, 2026 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the six months ended June 30, 2026:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
(millions)
Debt scheduled to mature in 2026		Multiple	$1,398	various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$1,398

(1)
Total amount redeemed prior to maturity, if any, includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the six months ended June 30, 2026, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2026, Dominion Energy does not expect to remarket any of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. In May 2026, Dominion Energy’s credit ratings were revised as follows: Moody’s affirmed its credit ratings and revised its outlook from negative to positive; Standard & Poor’s affirmed its credit ratings and revised its outlook from stable to positive; and Fitch affirmed its credit ratings and revised its outlook from stable to positive watch. At June 30, 2026, there have been no other changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. At June 30, 2026, there have been no material changes to these covenants, nor any events of default under these covenants.

As discussed in Note 15 to the Consolidated Financial Statements of this report, in April 2026, Dominion Energy entered into a new $1.0 billion credit facility, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under its joint revolving credit facility.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. In May 2026, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During the six months ended June 30, 2026, Dominion Energy issued $38 million of stock through these programs, net of fees and commissions.

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

During the first quarter of 2026, Dominion Energy entered into forward sale agreements under its February 2025 at-the-market program for approximately 3.2 million shares of its common stock expected to be settled by the fourth quarter of 2027 at a weighted-average initial forward price of $62.96 per share. During the second quarter of 2026, Dominion Energy entered into forward sale agreements for approximately 7.9 million shares of its common stock expected to be settled by the fourth quarter of 2026 at a weighted-average initial forward price of $67.88 per share. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Through June 30, 2026, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

At June 30, 2026, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dividends

Dominion Energy believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. See Notes 1 and 15 to the Consolidated Financial Statements in this report for additional information regarding certain dividend restrictions under the NextEra Energy Merger Agreement and Dominion Energy’s outstanding preferred stock and associated dividend rate, respectively.

Subsidiary Dividend Restrictions

At June 30, 2026, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Collateral and Credit Risk

Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. At June 30, 2026, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at June 30, 2026 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$471	$—	$471
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	362	10	352
Internally rated—non-investment grade(4)	11	3	8
Total(5)	$845	$13	$832

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

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at June 30, 2026. Such obligations include:

•
Operating and finance lease obligations – See Note 13 to the Consolidated Financial Statements in this report and Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025;
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

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Guarantees – See Note 16 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Notes 1, 12 and 16 to the Consolidated Financial Statements in this report for additional information on the proposed NextEra Energy Merger as well as various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. Installation of the final turbines comprising the 2.6 GW project is expected to be completed by the end of 2027. The estimated total project cost is approximately $11.7 billion (excluding financing costs and including $0.1 billion of contingency) which reflects revised network upgrade costs assigned by PJM to the CVOW Commercial Project, an estimated impact of certain tariffs which became effective in April 2026 and updated turbine installation projections as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs including those which became effective during 2025, the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $83/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost reflects a decrease of approximately $0.4 billion, relative to both Virginia Power’s January and May 2026 construction update filings, associated with a revision to projected onshore electrical interconnection costs and network upgrade costs allocated by PJM to the CVOW Commercial Project. The expected total project cost also reflects an increase of approximately $0.4 billion, relative to both Virginia Power’s January and May 2026 construction update filings, $0.3 billion of which is associated with updated projections for turbine installations reflecting weather and other conditions with the remainder associated with other factors experienced, including increased fuel costs, during installations completed through July 2026. In addition, the expected total project cost reflects an increase of approximately $0.2 billion, relative to Virginia Power’s May 2026 construction update filing, associated with revised Section 232 tariffs enacted in April 2026 on equipment expected to be delivered from April 2026 through the end of 2027 that contains steel, aluminum and/or copper products, including the associated impact such revised tariffs had on tariffs enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. Relative to Virginia Power’s January 2026 construction update filing, the expected impact of tariffs is a net increase of approximately $0.1 billion as the increase discussed above related to April 2026 revision of Section 232 tariffs is partially offset by the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European

Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026, and the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 7% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife, actual network upgrade costs allocated by PJM, adverse weather and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities to support first power delivery were completed in December 2025 with remaining project activities to support commercial operations anticipated to be completed by mid-2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. Virginia Power completed the installation of all monopiles in October 2025 and of all transition pieces in April 2026. The first of three offshore substations was installed in March 2025, with the second installed in November 2025 and the third installed in February 2026. Deepwater cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 113 have been installed through July 2026 with the remaining expected to be laid throughout 2026. Installation commenced on turbines in December 2025 prior to being delayed by the temporary suspension of work order, with 31 of 176 completed through July 2026. The first turbines and associated infrastructure of the CVOW Commercial Project commenced operations in March 2026.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $108 million and $15 million in the fair value of Dominion Energy’s commodity-based derivative instruments at June 30, 2026 and December 31, 2025, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $154 million and $71 million in the fair value of Virginia Power’s commodity-based derivative instruments at June 30, 2026 and December 31, 2025, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $17 million and $10 million decrease in earnings at June 30, 2026 and December 31, 2025, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $10 million and $7 million decrease in earnings at June 30, 2026 and December 31, 2025, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. At June 30, 2026, Dominion Energy and Virginia Power had $9.4 billion and $7.4 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $294 million and $248 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at June 30, 2026. At December 31, 2025, Dominion Energy and Virginia Power had $10.7 billion and $8.1 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $459 million and $382 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2025.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. At June 30, 2026 and December 31, 2025, Dominion Energy had €0.1 billion and €0.9 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding, respectively. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $14 million and $35 million in the fair value of Dominion Energy’s foreign currency swaps at June 30, 2026 and December 31, 2025, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $747 million, $364 million and $1.1 billion for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $— million, $29 million and $41 million for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $408 million, $189 million and $555 million for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $1 million, $7 million and $23 million for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

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
•
Notes 12 and 16 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond their control. A number of these risks and uncertainties have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factors discussed below, there have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

Merger Risks

The completion of the NextEra Energy Merger is subject to the receipt of consents, approvals and/or findings from governmental entities, which may impose conditions that could have an adverse effect on NextEra Energy or the Companies or could cause either NextEra Energy or Dominion Energy to abandon the NextEra Energy Merger. NextEra Energy and Dominion Energy are not required to and cannot complete the NextEra Energy Merger until after the applicable waiting period under the HSR expires or terminates and the requisite authorizations, approvals, consents and/or permits are received from the FERC, NRC, Virginia Commission, North Carolina Commission and South Carolina Commission. Any of the relevant governmental entities may oppose the NextEra Energy Merger, fail to approve the NextEra Energy Merger, fail to make required findings in favor of the NextEra Energy Merger, or impose certain requirements or obligations as conditions for their consent, approval or findings or in connection with their review. Regulatory approvals of the NextEra Energy Merger or findings with respect to the NextEra Energy Merger may not be obtained on a timely basis or at all, and such approvals or findings may include conditions that could have an adverse effect on NextEra Energy and/or the Companies, and/or result in the abandonment of the NextEra Energy Merger. No assurance can be given that the parties will obtain the necessary approvals or findings or that any required conditions will not have an adverse effect on NextEra Energy following the NextEra Energy Merger.

Subject to the terms and conditions set forth in the NextEra Energy Merger Agreement, the NextEra Energy Merger Agreement may require NextEra Energy to accept conditions from regulators that could adversely impact NextEra Energy after the NextEra Energy Merger without either of NextEra Energy or Dominion Energy having the right to refuse to close the NextEra Energy Merger on the basis of those regulatory conditions, except that NextEra Energy is generally not required, and Dominion Energy is generally not required to and not permitted to, without NextEra Energy’s prior written consent, take any action or accept any condition that constitutes a “burdensome condition” (as defined in the NextEra Energy Merger Agreement).

No assurance can be provided that these risks will not materialize and either adversely impact the Companies prior to or NextEra Energy after the completion of the NextEra Energy Merger or result in the abandonment of the NextEra Energy Merger and adversely impact the results of operations, cash flows and financial condition of the Companies if the required authorizations, approvals, consents and/or permits are not obtained or received.

The obligations of each of NextEra Energy and Dominion Energy to complete the NextEra Energy Merger are subject to a number of conditions, which, if not fulfilled, or not fulfilled in a timely manner, may delay closing or result in termination of the NextEra Energy Merger Agreement. Completion of the NextEra Energy Merger is contingent upon the satisfaction or waiver of various closing conditions, including (i) approval of the NextEra Energy Merger Agreement and the plan of merger relating to the First NextEra Energy Merger by the holders of a majority of the outstanding shares of Dominion Energy common stock entitled to vote thereon, (ii) approval of the issuance of the shares of NextEra Energy common stock to be issued in the NextEra Energy Merger by the holders of a majority of the votes cast by the holders of the outstanding shares of NextEra Energy common stock entitled to vote thereon in accordance with the rules and regulations of the NYSE, (iii) the expiration or termination of any applicable waiting period under the HSR, (iv) receipt of specified consents of the FERC, NRC, Virginia Commission, North Carolina Commission and South Carolina Commission, in each case, without the imposition, individually or in the aggregate, of a “burdensome condition” (as defined in the NextEra Energy Merger Agreement), (v) the absence of legal restraints prohibiting the First NextEra

Energy Merger, (vi) approval for listing on the NYSE of the shares of NextEra Energy common stock to be issued in the First NextEra Energy Merger, (vii) the continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, (viii) the accuracy of each party’s representations and warranties (subject to certain materiality and knowledge qualifiers) and compliance by each party with its covenants under the NextEra Energy Merger Agreement in all material respects and (ix) the absence of a material adverse effect with respect to either Dominion Energy or NextEra Energy.

Many of the conditions to closing of the NextEra Energy Merger are not within either NextEra Energy’s or Dominion Energy’s control, and Dominion Energy cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date specified in the NextEra Energy Merger Agreement, it is possible that the NextEra Energy Merger Agreement may be terminated. Although NextEra Energy and Dominion Energy have agreed in the NextEra Energy Merger Agreement to use reasonable best efforts, subject to certain limitations, to consummate the NextEra Energy Merger, these and other conditions to the closing of the NextEra Energy Merger may fail to be satisfied. In addition, satisfying the conditions to and completing the First NextEra Energy Merger may take longer and could cost more than NextEra Energy and Dominion Energy expect. Furthermore, the requirements for obtaining the required clearances and approvals could delay the closing of the NextEra Energy Merger for a significant period of time or prevent the NextEra Energy Merger from closing at all. Any delay in completing the NextEra Energy merger may adversely affect the benefits that NextEra Energy and Dominion Energy expect to achieve if the NextEra Energy Merger and the integration of the companies’ respective businesses are completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained prior to the termination date under the NextEra Energy Merger Agreement.

Uncertainties associated with the NextEra Energy Merger may cause a loss of management personnel and other key employees of NextEra Energy or the Companies, which could adversely affect the Companies or the future business and operations of the combined company. NextEra Energy and the Companies are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The combined company’s success after the NextEra Energy Merger will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of NextEra Energy or the Companies may experience uncertainty about their roles within the combined company following the NextEra Energy Merger or other concerns regarding the timing and closing of the NextEra Energy Merger or the operations of the combined company following the NextEra Energy Merger, any of which may have an adverse effect on the ability of NextEra Energy or the Companies to retain or attract key management and other key personnel. In addition, the loss of key personnel of NextEra Energy or the Companies could diminish the anticipated benefits of the NextEra Energy Merger and may make the integration of the companies more difficult. Furthermore, the combined company may have to incur significant costs in identifying, hiring and retaining replacements for departing personnel and may lose significant expertise and talent relating to the business of each of NextEra Energy and the Companies. No assurance can be given that the combined company will be able to retain or attract key management personnel and other key employees of NextEra Energy or the Companies to the same extent that NextEra Energy and the Companies have previously been able to retain or attract their own employees.

The business relationships of NextEra Energy and the Companies may be subject to disruption due to uncertainty associated with the NextEra Energy Merger, which could have a material adverse effect on the results of operations, cash flows and financial position of the Companies pending the NextEra Energy Merger and of the combined company following the NextEra Energy Merger. Parties with which NextEra Energy or the Companies do business may experience uncertainty associated with the NextEra Energy Merger, including with respect to current or future business relationships with NextEra Energy or the Companies. The business relationships of the Companies and NextEra Energy may be subject to disruption as customers, distributors, suppliers, vendors, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than NextEra Energy or the Companies prior to or following the NextEra Energy Merger. These disruptions could have a material adverse effect on the results of operations, cash flows and financial position of the Companies, regardless of whether the NextEra Energy Merger is completed, as well as a material adverse effect on the combined company’s ability to realize the expected benefits of the NextEra Energy Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in closing of the NextEra Energy Merger or termination of the NextEra Energy Merger Agreement.

The NextEra Energy Merger Agreement subjects the Companies to restrictions on their respective business activities prior to closing of the NextEra Energy Merger. The NextEra Energy Merger Agreement subjects the Companies to restrictions on their respective business activities prior to closing of the NextEra Energy Merger. The NextEra Energy Merger Agreement obligates the Companies to each, among other things, carry on its business in all material respects in the ordinary course of business consistent with past practice and use commercially reasonable efforts to preserve intact its business organization, maintain adequate and comparable insurance coverage, preserve its relationships with its employees, counterparties, customers and suppliers and governmental entities with jurisdiction over it. The NextEra Energy Merger Agreement also restricts the Companies from taking certain corporate actions pending the closing date. These restrictions could prevent the Companies from pursuing certain business opportunities that arise prior to the effective time and are outside the ordinary course of business.

The NextEra Energy Merger Agreement limits Dominion Energy’s ability to pursue alternatives to the NextEra Energy Merger, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Dominion Energy to pay a termination fee. The NextEra Energy Merger Agreement contains provisions that, subject to certain exceptions, restrict Dominion Energy’s ability to initiate, solicit, knowingly encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of Dominion Energy, or provide information to a third party that could reasonably be expected to lead to such a proposal. In addition, NextEra Energy generally has an opportunity to offer to modify the terms of the NextEra Energy Merger in response to any superior acquisition proposal that may be made before the Dominion Energy board of directors is permitted to withdraw or qualify its recommendation that holders of Dominion Energy common stock vote to approve the proposals relating to the NextEra Energy Merger. In some circumstances on termination of the NextEra Energy Merger Agreement, Dominion Energy may be required to pay a termination fee.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Dominion Energy from considering or proposing such acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration payable in connection with the NextEra Energy Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by Dominion Energy in certain circumstances.

Failure to complete the NextEra Energy Merger could negatively impact Dominion Energy’s stock price and have a material adverse effect on the Companies’ results of operations, cash flows and financial positions. If the NextEra Energy Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the NextEra Energy shareholders or applicable Dominion Energy shareholders fail to approve the applicable proposals, the ongoing businesses of the Companies may be materially adversely affected and, without realizing any of the benefits of having completed the NextEra Energy Merger, the Companies would be subject to a number of risks, including the following:

•
the Companies may experience negative reactions from the financial markets, including, in the case of Dominion Energy, negative impacts on its stock price, adverse changes in their credit ratings or outlook, increases in their costs of borrowing or limitations on their ability to access the short- or long-term debt markets;
•
the Companies may experience negative reactions from regulators or other governmental agencies or government officials;
•
the Companies may experience negative reactions from their respective customers, distributors, suppliers, vendors, joint venture partners and other business partners;
•
Dominion Energy will still be required to pay certain significant costs relating to the NextEra Energy Merger, such as legal, accounting, consulting, financial advisor and printing fees;
•
Dominion Energy may be required to pay a termination fee as required by the NextEra Energy Merger Agreement;
•
matters relating to the NextEra Energy Merger (including integration planning) require substantial commitments of time and resources by management, which may distract management from ongoing business operations and pursuing other opportunities that could have been beneficial to the Companies; and
•
litigation may be commenced related to any failure to complete the NextEra Energy Merger or related to any enforcement proceeding commenced against Dominion Energy to perform its obligations pursuant to the NextEra Energy Merger Agreement.

If the NextEra Energy Merger is not completed, the risks described above may materialize and they could have a material adverse effect on the Companies’ results of operations, cash flows, financial position and, in the case of Dominion Energy, its stock price.

Dominion Energy is expected to incur significant transaction costs in connection with the NextEra Energy Merger, which may be in excess of those anticipated. Dominion Energy has incurred and is expected to continue to incur significant non-recurring costs associated with negotiating and completing the NextEra Energy Merger. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Dominion Energy whether or not the NextEra Energy Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs and filing fees. Additional unanticipated costs may be incurred in connection with the NextEra Energy Merger. While Dominion Energy has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the expenses.

Further, the NextEra Energy Merger Agreement provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, Dominion Energy may be required to pay NextEra Energy a cash termination fee equal to $2.24 billion. The costs described above and any unanticipated costs and expenses, many of which will be borne by Dominion Energy even if the NextEra Energy Merger is not completed, could have an adverse effect on Dominion Energy’s results of operations and financial condition.

Litigation relating to the NextEra Energy Merger could result in an injunction preventing the closing of the NextEra Energy Merger and/or substantial costs to

Dominion Energy. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Dominion Energy’s liquidity and financial condition.

Lawsuits against NextEra Energy, Dominion Energy or their respective directors could also seek, among other things, injunctive or other equitable relief, including a request to rescind parts of the NextEra Energy Merger Agreement already implemented and to otherwise enjoin the parties from consummating the NextEra Energy Merger. One of the conditions to the closing is that no law or governmental order is in effect that restrains, enjoins, makes illegal or otherwise prohibits the closing of the NextEra Energy Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting closing, that injunction may delay or prevent the NextEra Energy Merger from being completed within the expected timeframe or at all, which may adversely affect Dominion Energy’s financial condition and operating results. Either NextEra Energy or Dominion Energy may terminate the NextEra Energy Merger Agreement if any governmental order permanently restraining, enjoining or otherwise prohibiting the consummation of the NextEra Energy Merger and the other transactions contemplated by the NextEra Energy Merger Agreement becomes final and nonappealable, so long as the party seeking to terminate the NextEra Energy Merger Agreement has used its reasonable best efforts to prevent the entry of and to remove such governmental order in accordance with the terms of the NextEra Energy Merger Agreement.

There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the NextEra Energy Merger is completed may adversely affect the combined company’s results of operations and financial condition.

NextEra Energy may be unable to integrate the business of Dominion Energy (including Virginia Power) successfully or realize the anticipated benefits of the NextEra Energy Merger. The NextEra Energy Merger involves the combination of companies that currently operate as independent public companies. The combination of independent businesses is complex, costly and time consuming, and each of NextEra Energy and Dominion Energy (including Virginia Power) will be required to devote significant management attention and resources to integrating their respective businesses. Potential difficulties that the companies may encounter as part of the integration process include:

•
the inability to successfully combine the businesses of Dominion Energy (including Virginia Power) with NextEra Energy in a manner that permits NextEra Energy to achieve, on a timely basis or at all, the benefits anticipated to result from the NextEra Energy Merger;
•
complexities associated with managing the combined businesses, including difficulties addressing differences in operational philosophies and challenges integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the NextEra Energy Merger.

In addition, NextEra Energy and Dominion Energy (including Virginia Power) have previously operated and, until the closing, will continue to operate, independently. It is possible that the integration process could result in:

•
diversion of the attention of each company’s management; and
•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the NextEra Energy Merger and could reduce each company’s earnings or otherwise adversely affect the business and financial results of NextEra Energy following the NextEra Energy Merger.

The benefits attributable to the NextEra Energy Merger may vary from expectations. NextEra Energy may fail to realize the anticipated benefits expected from the NextEra Energy Merger, which could adversely affect its business, financial condition and operating results. The success of the NextEra Energy Merger will depend, in significant part, on NextEra Energy’s ability to successfully integrate the Companies’ business and realize the anticipated strategic benefits from the combination. The anticipated benefits of the NextEra Energy Merger and the other transactions contemplated by the NextEra Energy Merger Agreement may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and other benefits, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits expected from the NextEra Energy Merger within the anticipated timing or at all, the combined company’s business, results of operations and financial condition may be adversely affected.

The NextEra Energy Merger may result in a loss of customers, distributors, suppliers, vendors, joint venture partners and other business partners and may result in the modification or termination of existing contracts. Following the NextEra Energy Merger, some of the customers, distributors, suppliers, vendors, joint venture partners and other business partners of NextEra Energy or the Companies may modify, terminate or scale back their current or prospective business relationships with the combined company. In addition, NextEra Energy and the Companies have contracts with customers, distributors, suppliers, vendors, joint venture partners and other business partners that may require NextEra Energy or the Companies to obtain consents from these other parties in connection with the NextEra Energy Merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, joint venture partners and other business partners are adversely affected by the NextEra Energy Merger, or if the combined company loses the benefits of the contracts of NextEra Energy or the Companies, the combined company’s business and financial performance could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/26 - 4/30/26	604	$62.05	—	$0.92 billion
5/1/26 - 5/31/26	1,494	63.94	—	0.92 billion
6/1/26 - 6/30/26	132	64.61	—	0.92 billion
Total	2,230	$63.47	—	$0.92 billion

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

2.1

Agreement and Plan of Merger, dated as of May 15, 2026, by and among NextEra Energy, Inc., WG Development Corp., CS Holdco, LLC and Dominion Energy, Inc. (Exhibit 2.1, Form 8-K filed May 18, 2026, File No. 1-8489).

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

4.1

Indenture, dated as of June 1, 2015, between Dominion Resources, Inc. and Deutsche Bank Trust Company Americas, as Trustee (Exhibit 4.1, Form 8-K filed June 15, 2015, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2015 (Exhibit 4.2, Form 8-K filed September 24, 2015, File No. 1-8489); Sixth Supplemental Indenture, dated as of August 1, 2016 (Exhibit 4.4, Form 8-K filed August 9, 2016, File No. 1-8489); Eleventh Supplemental Indenture, dated as of March 1, 2017 (Exhibit 4.3, Form 10-Q filed May 4, 2017, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 1, 2018 (Exhibit 4.2, Form 8-K, filed June 5, 2018, File No. 1-8489); Sixteenth Supplemental Indenture, dated March 1, 2019 (Exhibit 4.2, Form 8-K filed March 13, 2019, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.2, Form 8-K, filed March 19, 2020, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of March 1, 2020 (Exhibit 4.3, Form 8-K, filed March 19, 2020, File No. 1-8489); Twentieth Supplemental Indenture, dated as of April 1, 2020 (Exhibit 4.2, Form 8-K, filed April 3, 2020, File No. 1-8489); Twenty-Second Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.2, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Third Supplemental Indenture, dated as of April 1, 2021 (Exhibit 4.3, Form 8-K, filed April 5, 2021, File No. 1-8489); Twenty-Fourth Supplemental Indenture, dated as of August 1, 2021 (Exhibit 4.2, Form 8-K filed August 12, 2021, File No. 1-8489); Twenty-Fifth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.2, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2022 (Exhibit 4.3, Form 8-K filed August 19, 2022, File No. 1-8489); Twenty-Seventh Supplemental Indenture, dated as of November 1, 2022 (Exhibit 4.2, Form 8-K filed November 18, 2022, File No. 1-8489); Twenty-Eighth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 11, 2025, File No. 1-8489; Twenty-Ninth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 11, 2025, File No. 1-8489); Thirtieth Supplemental Indenture, dated as of May 1, 2025 (Exhibit 4.2, Form 8-K filed May 13, 2025, File No. 1-8489); Thirty-First Supplemental Indenture, dated as of June 1, 2026 (Exhibit 4.2, Form 8-K filed June 5, 2026, File No. 1-8489).

X

4.2

Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Third Supplemental and Amending Indenture, dated as of June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489); Seventh Supplemental Indenture, dated as of September 1, 2014 (Exhibit 4.3, Form 8-K filed October 3, 2013, File No. 1-8489); Fifteenth Supplemental Indenture, dated June 27, 2019 (Exhibit 4.6, Form 8-K filed June 27, 2019, File No. 1-8489); Sixteenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.3, Form 8-K filed May 20, 2024, File No. 1-8489); Seventeenth Supplemental Indenture, dated as of May 1, 2024 (Exhibit 4.4, Form 8-K filed May 20, 2024, File No. 1-8489); Eighteenth Supplemental Indenture, dated as of November 1, 2024 (Exhibit 4.3, Form 8-K filed November 18, 2024, File No. 1-8489); Nineteenth Supplemental Indenture, dated as of August 1, 2025 (Exhibit 4.3, Form 8-K filed August 6, 2025, File No. 1-8489); Twentieth Supplemental Indenture, dated as of August 1, 2025 (Exhibit 4.4, Form 8-K filed August 6, 2025, File No. 1-8489); Twenty-First Supplemental Indenture, dated as of June 1, 2026 (Exhibit 4.3, Form

X

Exhibit Number	Description	Dominion Energy	Virginia Power
8-K filed June 16, 2026, File No. 1-8489); Twenty-Second Supplemental Indenture, dated June 1, 2026 (Exhibit 4.4, Form 8-K filed June 16, 2026, File No. 1-8489).

10.1

Fourth Amendment, dated as of April 7, 2026, to the Sustainability Revolving Credit Agreement, dated as of June 9, 2021, among Dominion Energy, Inc., Sumitomo Mitsui Banking Corporation, as Administrative Agent and Sustainability Coordinator, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Toronto-Dominion Bank, New York Branch, as Joint Lead Arrangers and Joint Bookrunners, and the other lenders named therein (Exhibit 10.1, Form 8-K filed April 8, 2026, File No. 1-8489).

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on July 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on July 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

July 31, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

July 31, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer