Form 10-Q
period 2026-09-30
DOMINION ENERGY, INC; VIRGINIA ELECTRIC & POWER CO
filed 2026-10-30
CIK 715957, 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

600 East Canal Street Richmond, Virginia 23219 Attn: Corporate Secretary (804) 819-2284

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

Dominion Energy, Inc. Yes ☐ No ☒ Virginia Electric and Power Company Yes ☐ No ☒

At October 23, 2026, the latest practicable date for determination, Dominion Energy, Inc. had 879,566,078 shares of common stock outstanding and Virginia Electric and Power Company had 379,927 shares of common stock outstanding. Dominion Energy, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

VPFS	Virginia Power Fuel Securitization, LLC
VPP	Virtual power plant

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(millions, except per share amounts)
Operating Revenue	$5,617	$4,527	$15,116	$12,413
Operating Expenses
Electric fuel and other energy-related purchases	1,603	1,337	4,524	3,245
Purchased electric capacity	106	36	255	63
Purchased gas	40	31	236	221
Other operations and maintenance	1,070	850	3,039	2,631
Depreciation and amortization	722	609	1,968	1,771
Other taxes	215	195	653	598
Impairment of assets and other charges (benefits)	19	130	878	226
Total operating expenses	3,775	3,188	11,553	8,755
Income from operations	1,842	1,339	3,563	3,658
Other income (expense)	271	432	952	884
Interest and related charges	623	527	1,739	1,513
Income from continuing operations including noncontrolling interests before income tax expense	1,490	1,244	2,776	3,029
Income tax expense	215	216	385	476
Net Income From Continuing Operations Including Noncontrolling Interests	1,275	1,028	2,391	2,553
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests(1)	(1)	—	(3)	—
Net Income Including Noncontrolling Interests	1,274	1,028	2,388	2,553
Noncontrolling Interests	114	22	267	122
Net Income Attributable to Dominion Energy	$1,160	$1,006	$2,121	$2,431
Amounts Attributable to Dominion Energy
Net income from continuing operations	$1,161	$1,006	$2,124	$2,431
Net income (loss) from discontinued operations	(1)	—	(3)	—
Net income attributable to Dominion Energy	$1,160	$1,006	$2,121	$2,431
EPS - Basic
Net income from continuing operations	$1.31	$1.17	$2.37	$2.81
Net income (loss) from discontinued operations	—	—	—	—
Net income attributable to Dominion Energy	$1.31	$1.17	$2.37	$2.81
EPS - Diluted
Net income from continuing operations	$1.30	$1.16	$2.37	$2.81
Net income (loss) from discontinued operations	—	—	—	—
Net income attributable to Dominion Energy	$1.30	$1.16	$2.37	$2.81

(1)
Includes income tax expense (benefit) of $(1) million and $(2) million for the three months ended September 30, 2026 and 2025, respectively, and $(1) million and $(5) million for the nine months ended September 30, 2026 and 2025 respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(millions)
Net income including noncontrolling interests	$1,274	$1,028	$2,388	$2,553
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	56	(3)	65	(19)
Changes in unrealized net gains (losses) on investment securities(2)	(3)	6	(4)	15
Changes in net unrecognized pension and other postretirement benefit costs (credits)(3)	—	—	—	—
Amounts reclassified to net income (loss):
Net derivative (gains) losses-hedging activities(4)	6	7	19	22
Net realized (gains) losses on investment securities(5)	1	(1)	1	3
Net pension and other postretirement benefit costs (credits)(6)	(2)	(3)	(5)	(8)
Total other comprehensive income (loss)	58	6	76	13
Comprehensive income including noncontrolling interests	1,332	1,034	2,464	2,566
Comprehensive income (loss) attributable to noncontrolling interests	114	22	267	122
Comprehensive income attributable to Dominion Energy	$1,218	$1,012	$2,197	$2,444

(1) Net of $(19) million and $2 million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $(22) million and $7 million tax for the nine months ended September 30, 2026 and 2025, respectively.

(2) Net of $2 million and $(5) million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $2 million and $(13) million tax for the nine months ended September 30, 2026 and 2025, respectively.

(3) Net of $— million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2026 and 2025, respectively.

(4) Net of $(2) million and $(3) million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $(6) million and $(8) million tax for the nine months ended September 30, 2026 and 2025, respectively.

(5) Net of $(1) million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $(1) million and $(1) million tax for the nine months ended September 30, 2026 and 2025, respectively.

(6) Net of $1 million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $3 million and $1 million tax for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$435	$250
Customer receivables (less allowance for doubtful accounts of $35 and $31)	3,094	2,531
Tax receivables	479	434
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)(3)	275	446
Inventories	2,030	1,957
Regulatory assets(2)	2,035	1,380
Derivative assets	221	335
Prepayments(2)	351	377
Other(2)	566	361
Assets held for sale	264	—
Total current assets	9,750	8,071
Investments
Nuclear decommissioning trust funds	10,093	9,166
Investment in equity method affiliates	123	132
Other(2)	397	378
Total investments	10,613	9,676
Property, Plant and Equipment
Property, plant and equipment(2)	112,427	106,315
Accumulated depreciation and amortization(2)	(28,692)	(27,348)
Total property, plant and equipment, net	83,735	78,967
Deferred Charges and Other Assets
Goodwill	4,143	4,143
Regulatory assets(2)	8,531	8,276
Other(2)	8,012	6,724
Total deferred charges and other assets	20,686	19,143
Total assets	$124,784	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$2,399	$2,409
Supplemental credit facility borrowings	—	—
Short-term debt	3,308	2,457
Accounts payable(2)	1,266	1,338
Accrued interest, payroll and taxes(2)	1,347	1,244
Regulatory liabilities	469	542
Other(2)(3)	2,215	2,454
Liabilities held for sale	132	—
Total current liabilities	11,136	10,444
Long-Term Debt
Long-term debt	40,267	36,778
Securitization bonds(2)	794	883
Junior subordinated notes	7,461	5,978
Supplemental credit facility borrowings	—	—
Other	417	436
Total long-term debt	48,939	44,075
Deferred Credits and Other Liabilities
Deferred income taxes	8,469	7,885
Deferred investment tax credits	1,471	1,591
Regulatory liabilities	9,977	9,072
Other	10,377	9,373
Total deferred credits and other liabilities	30,294	27,921
Total liabilities	90,369	82,440
Commitments and Contingencies (see Note 16)
Equity
Preferred stock (see Note 15)	991	991
Common stock – no par(4)	25,959	25,892
Retained earnings	2,646	2,318
Accumulated other comprehensive loss	(42)	(118)
Shareholders’ equity	29,554	29,083
Noncontrolling interests	4,861	4,334
Total equity	34,415	33,417
Total liabilities and equity	$124,784	$115,857

(1) Dominion Energy’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.

(2) See Note 14 for amounts attributable to VIEs.

(3) See Note 9 for amounts attributable to related parties.

(4) 1.8 billion shares authorized; 880 million shares and 879 million shares outstanding at September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
June 30, 2025	1	$991	853	$24,463	$1,906	$(145)	$27,215	$3,657	$30,872
Net income including noncontrolling interests					1,006		1,006	22	1,028
Issuance of stock			1	35			35		35
Stock awards (net of change in unearned compensation)			—	9			9		9
Contributions from Stonepeak to OSWP								417	417
Distributions from OSWP to Stonepeak								(61)	(61)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(570)		(570)	—	(570)
Other comprehensive income (loss), net of tax						6	6		6
Other				(1)	2		1	—	1
September 30, 2025	1	$991	854	$24,506	$2,333	$(139)	$27,691	$4,035	$31,726

June 30, 2026	1	$991	880	$25,947	$2,084	$(100)	$28,922	$4,689	$33,611
Net income including noncontrolling interests					1,160		1,160	114	1,274
Issuance of stock			—	2			2		2
Stock awards (net of change in unearned compensation)			—	10			10		10
Contributions from Stonepeak to OSWP								136	136
Distributions from OSWP to Stonepeak								(78)	(78)
Preferred stock dividends (see Note 15)					(11)		(11)		(11)
Common stock dividends ($0.6675 per common share) and distributions					(587)		(587)		(587)
Other comprehensive income (loss), net of tax						58	58		58
September 30, 2026	1	$991	880	$25,959	$2,646	$(42)	$29,554	$4,861	$34,415

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	AOCI	Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions, except per share amounts)
December 31, 2024	1	$991	852	$24,383	$1,641	$(152)	$26,863	$2,939	$29,802
Net income including noncontrolling interests					2,431		2,431	122	2,553
Issuance of stock			2	105			105		105
Stock awards (net of change in unearned compensation)			—	25			25		25
Sale of noncontrolling interest in OSWP				(7)			(7)		(7)
Contributions from Stonepeak to OSWP								1,141	1,141
Distributions from OSWP to Stonepeak								(167)	(167)
Preferred stock dividends (see Note 15)					(33)		(33)		(33)
Common stock dividends ($2.0025 per common share) and distributions					(1,708)		(1,708)	—	(1,708)
Other comprehensive income (loss), net of tax						13	13		13
Other					2		2	—	2
September 30, 2025	1	$991	854	$24,506	$2,333	$(139)	$27,691	$4,035	$31,726

December 31, 2025	1	$991	879	$25,892	$2,318	$(118)	$29,083	$4,334	$33,417
Net income including noncontrolling interests					2,121		2,121	267	2,388
Issuance of stock			1	40			40		40
Stock awards (net of change in unearned compensation)			—	27			27		27
Contributions from Stonepeak to OSWP								506	506
Distributions from OSWP to Stonepeak								(246)	(246)
Preferred stock dividends (see Note 15)					(33)		(33)		(33)
Common stock dividends ($2.0025 per common share) and distributions					(1,761)		(1,761)		(1,761)
Other comprehensive income (loss), net of tax						76	76		76
Other					1		1		1
September 30, 2026	1	$991	880	$25,959	$2,646	$(42)	$29,554	$4,861	$34,415

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

DOMINION ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$2,388	$2,553
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	2,197	2,002
Deferred income taxes	367	455
Deferred investment tax credits (benefits)	(43)	281
Impairment of assets and other charges (benefits)	873	225
Net (gains) losses on nuclear decommissioning trust funds and other investments	(453)	(442)
Other adjustments	(60)	(35)
Changes in:
Accounts receivable	(372)	(63)
Inventories	(68)	(124)
Deferred fuel and purchased gas costs, net	(505)	(493)
Prepayments and deposits, net	(174)	(545)
Accounts payable	(7)	(42)
Accrued interest, payroll and taxes	104	188
Net realized and unrealized changes related to derivative activities	460	551
Pension and other postretirement benefits	(174)	(205)
Other operating assets and liabilities	155	68
Net cash provided by operating activities	4,688	4,374
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(8,576)	(9,255)
Acquisition of solar development projects	(17)	(12)
Proceeds from sales of securities	2,839	2,563
Purchases of securities	(2,935)	(2,670)
Contributions to equity method affiliates	(4)	(20)
Other	(56)	(107)
Net cash used in investing activities	(8,749)	(9,501)
Financing Activities
Issuance (repayment) of short-term debt, net	851	22
364-day term loan facility borrowings	1,250	—
Repayment of 364-day term loan facility borrowings	(1,250)	—
Issuance and remarketing of long-term debt	6,725	7,647
Repayment and repurchases of long-term debt	(1,713)	(972)
Repayment of securitization bonds	(85)	(80)
Supplemental credit facility borrowings	1,000	—
Supplemental credit facility repayments	(1,000)	—
Proceeds from sale of noncontrolling interest in OSWP	—	(88)
Contributions from Stonepeak to OSWP	506	1,141
Distributions from OSWP to Stonepeak	(246)	(167)
Issuance of common stock	40	105
Common dividend payments	(1,761)	(1,708)
Other	(36)	(72)
Net cash provided by financing activities	4,281	5,828
Increase (decrease) in cash, restricted cash and equivalents	220	701
Cash, restricted cash and equivalents at beginning of period	343	365
Cash, restricted cash and equivalents at end of period	$563	$1,066

See Note 2 for disclosure of supplemental cash flow information.

The accompanying notes are an integral part of Dominion Energy’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(millions)
Operating Revenue(1)	$4,218	$3,311	$11,335	$8,788
Operating Expenses
Electric fuel and other energy-related purchases(1)	1,296	1,071	3,739	2,569
Purchased electric capacity	103	32	246	56
Other operations and maintenance:
Affiliated suppliers	147	127	448	386
Other	597	450	1,591	1,354
Depreciation and amortization	509	418	1,347	1,212
Other taxes	104	93	309	282
Impairment of assets and other charges (benefits)	3	129	157	225
Total operating expenses	2,759	2,320	7,837	6,084
Income from operations	1,459	991	3,498	2,704
Other income (expense)	67	85	221	191
Interest and related charges(1)	312	235	833	729
Income before income tax expense	1,214	841	2,886	2,166
Income tax expense	220	151	519	356
Net Income Including Noncontrolling Interests	994	690	2,367	1,810
Noncontrolling Interests	114	22	267	122
Net Income Attributable to Virginia Power	$880	$668	$2,100	$1,688

(1)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(millions)
Net income including noncontrolling interests	$994	$690	$2,367	$1,810
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	31	(2)	30	(7)
Changes in unrealized net gains (losses) on investment securities(2)	(1)	1	(1)	1
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	—	—	(1)	—
Net realized (gains) losses on investment securities(4)	1	—	1	—
Total other comprehensive income (loss)	31	(1)	29	(6)
Comprehensive income including noncontrolling interests	1,025	689	2,396	1,804
Comprehensive income (loss) attributable to noncontrolling interests	114	22	267	122
Comprehensive income attributable to Virginia Power	$911	$667	$2,129	$1,682

(1)
Net of $(11) million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $(10) million and $2 million tax for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Net of $— million and $(1) million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $— million and $(1) million tax for the nine months ended September 30, 2026 and 2025, respectively.
(3)
Net of $— million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2026 and 2025, respectively.
(4)
Net of $— million and $— million tax for the three months ended September 30, 2026 and 2025, respectively, and net of $— million and $— million tax for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents(2)	$242	$170
Customer receivables (less allowance for doubtful accounts of $27 and $25)	2,459	1,930
Other receivables (less allowance for doubtful accounts of $3 at both dates)(2)	177	252
Affiliated receivables	1	35
Inventories (average cost method)	1,292	1,250
Derivative assets(3)	43	212
Regulatory assets(2)	1,602	1,110
Other(2)(3)	216	166
Total current assets	6,032	5,125
Investments
Nuclear decommissioning trust funds	5,358	4,864
Other(2)	7	4
Total investments	5,365	4,868
Property, Plant and Equipment
Property, plant and equipment(2)	86,246	80,121
Accumulated depreciation and amortization(2)	(20,127)	(19,157)
Total property, plant and equipment, net	66,119	60,964
Deferred Charges and Other Assets
Regulatory assets(2)	4,669	4,526
Other(2)(3)	4,623	3,760
Total deferred charges and other assets	9,292	8,286
Total assets	$86,808	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2026	December 31, 2025(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year(2)	$1,972	$1,366
Short-term debt	485	675
Accounts payable(2)	898	821
Payables to affiliates	281	216
Affiliated current borrowings	403	1,173
Accrued interest, payroll and taxes(2)	586	450
Regulatory liabilities	284	374
Other(2)(3)	1,736	1,900
Total current liabilities	6,645	6,975
Long-Term Debt
Long-term debt	23,366	20,651
Securitization bonds(2)	794	883
Other	202	194
Total long-term debt	24,362	21,728
Deferred Credits and Other Liabilities
Deferred income taxes	5,384	4,921
Deferred investment tax credits	602	616
Regulatory liabilities	7,389	6,530
Other(3)	7,781	6,934
Total deferred credits and other liabilities	21,156	19,001
Total liabilities	52,163	47,704
Commitments and Contingencies (see Note 16)
Equity
Common stock – no par(4)	12,937	12,487
Other paid-in capital	999	999
Retained earnings	15,787	13,687
Accumulated other comprehensive income	61	32
Shareholder’s equity	29,784	27,205
Noncontrolling interests	4,861	4,334
Total equity	34,645	31,539
Total liabilities and equity	$86,808	$79,243

(1)
Virginia Power’s Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Balance Sheet at that date.
(2)
See Note 14 for amounts attributable to VIEs.
(3)
See Note 18 for amounts attributable to affiliates.
(4)
500,000 shares authorized; 379,927 and 373,881 shares outstanding at September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

QUARTER-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
June 30, 2025	354	$11,087	$999	$13,156	$23	$25,265	$3,657	$28,922
Net income including noncontrolling interests				668		668	22	690
Issuance of stock to Dominion Energy	20	1,400				1,400		1,400
Contributions from Stonepeak to OSWP							417	417
Distributions from OSWP to Stonepeak							(61)	(61)
Other comprehensive income (loss), net of tax					(1)	(1)		(1)
Other				1		1		1
September 30, 2025	374	$12,487	$999	$13,825	$22	$27,333	$4,035	$31,368

June 30, 2026	380	$12,937	$999	$14,907	$30	$28,873	$4,689	$33,562
Net income including noncontrolling interests				880		880	114	994
Contributions from Stonepeak to OSWP							136	136
Distributions from OSWP to Stonepeak							(78)	(78)
Other comprehensive income (loss), net of tax					31	31		31
September 30, 2026	380	$12,937	$999	$15,787	$61	$29,784	$4,861	$34,645

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

YEAR-TO-DATE

	Common Stock
	Shares	Amount	Other Paid-In Capital	Retained Earnings	AOCI	Shareholder's Equity	Noncontrolling Interests	Total Equity
(millions, except for shares)	(thousands)
December 31, 2024	324	$8,987	$1,006	$12,136	$28	$22,157	$2,939	$25,096
Net income including noncontrolling interests				1,688		1,688	122	1,810
Issuance of stock to Dominion Energy	50	3,500				3,500		3,500
Sale of noncontrolling interest in OSWP			(7)			(7)		(7)
Contributions from Stonepeak to OSWP							1,141	1,141
Distributions from OSWP to Stonepeak							(167)	(167)
Other comprehensive income (loss), net of tax					(6)	(6)		(6)
Other				1		1		1
September 30, 2025	374	$12,487	$999	$13,825	$22	$27,333	$4,035	$31,368

December 31, 2025	374	$12,487	$999	$13,687	$32	$27,205	$4,334	$31,539
Net income including noncontrolling interests				2,100		2,100	267	2,367
Issuance of stock to Dominion Energy	6	450				450		450
Contributions from Stonepeak to OSWP							506	506
Distributions from OSWP to Stonepeak							(246)	(246)
Other comprehensive income (loss), net of tax					29	29		29
September 30, 2026	380	$12,937	$999	$15,787	$61	$29,784	$4,861	$34,645

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2026	2025
(millions)
Operating Activities
Net income including noncontrolling interests	$2,367	$1,810
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	1,471	1,337
Deferred income taxes	284	225
Deferred investment tax credits (benefits)	(15)	(18)
Impairment of assets and other charges (benefits)	154	225
Net (gains) losses on nuclear decommissioning trust funds and other investments	(58)	(65)
Other adjustments	(76)	(71)
Changes in:
Accounts receivable	(402)	(129)
Affiliated receivables and payables	99	(32)
Inventories	(37)	(66)
Prepayments and deposits, net	(2)	(59)
Deferred fuel expenses, net	(371)	(464)
Accounts payable	117	64
Accrued interest, payroll and taxes	135	143
Net realized and unrealized changes related to derivative activities	265	95
Other operating assets and liabilities	298	323
Net cash provided by operating activities	4,229	3,318
Investing Activities
Plant construction and other property additions	(7,039)	(7,531)
Purchases of nuclear fuel	(107)	(147)
Acquisition of solar development projects	(16)	(12)
Proceeds from sales of securities	1,979	1,412
Purchases of securities	(2,054)	(1,473)
Other	22	(78)
Net cash used in investing activities	(7,215)	(7,829)
Financing Activities
Issuance (repayment) of short-term debt, net	(190)	(950)
Issuance (repayment) of affiliated current borrowings, net	(770)	(500)
Issuance and remarketing of long-term debt	4,100	3,172
Repayment and repurchases of long-term debt	(750)	(572)
Repayment of securitization bonds	(85)	(80)
Proceeds from sale of noncontrolling interest in OSWP	—	(88)
Contributions from Stonepeak to OSWP	506	1,141
Distributions from OSWP to Stonepeak	(246)	(167)
Issuance of common stock	450	3,500
Common dividend payments to parent	—	(407)
Other	102	27
Net cash provided by financing activities	3,117	5,076
Increase in cash, restricted cash and equivalents	131	565
Cash, restricted cash and equivalents at beginning of period	231	206
Cash, restricted cash and equivalents at end of period	$362	$771

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

The completion of the NextEra Energy Merger is subject to customary closing conditions, including, among others, approval by the holders of Dominion Energy common stock of the NextEra Energy Merger Agreement and the applicable plan of merger, approval by NextEra Energy shareholders of the issuance of NextEra Energy common stock in connection with the NextEra Energy Merger, expiration or termination of the applicable waiting period under the HSR, receipt of specified regulatory approvals, including the obtaining by Dominion Energy and NextEra Energy of consents and approvals required from the (i) FERC, (ii) NRC (iii) Virginia Commission, (iv) North Carolina Commission and (v) South Carolina Commission, approval for listing on the NYSE of the NextEra Energy common stock to be issued in the NextEra Energy Merger, continued effectiveness of the registration statement on Form S-4 filed by NextEra Energy in connection with the NextEra Energy Merger, accuracy of the parties’ representations and warranties, compliance with covenants, and the absence of a material adverse effect on either Dominion Energy or NextEra Energy. In July 2026, Dominion Energy and NextEra Energy filed for review and approval with FERC, the NRC and the Virginia, North Carolina and South Carolina Commissions. Dominion Energy and NextEra Energy received shareholder approvals in September 2026 and filed for clearance under the HSR in October 2026. The July filings with the Virginia, North Carolina and South Carolina Commissions included proposals for an aggregate amount of $2.25 billion of customer rate credits, including approximately $1.78 billion to customers in Virginia, for utility customers allocated based on usage and payable over two years following closing along with an aggregate increase in charitable commitments of $10 million per year for five years following closing with such amounts to be funded by NextEra Energy. In September 2026, Dominion Energy and NextEra Energy filed an alternative proposal with the Virginia Commission which would extend the customer rate credits for residential customers to four years through the elimination of rate credits for certain large load customers and an additional approximately $90 million of shareholder funding. In addition, Dominion Energy and NextEra Energy proposed for shareholders to fund an additional $100 million to a customer assistance program through 2038, contribute $100 million to a workforce development fund and to fund a new corporate office building in Richmond, Virginia. Further, Dominion Energy and NextEra Energy proposed a five-year $1 billion annual supplier program in Virginia, to host an annual global energy summit and to maintain existing headcount and add new jobs in Virginia.

The NextEra Energy Merger Agreement contains customary termination rights for each of Dominion Energy and NextEra Energy, including if the NextEra Energy Merger has not been consummated by November 2027, subject to extension to August 2028 in certain circumstances, if either of the required shareholder approvals had not been obtained, or due to certain breaches of the NextEra Energy Merger Agreement. In certain circumstances in connection with or following termination of the NextEra Energy Merger Agreement, Dominion Energy will be required to pay NextEra

Energy a termination fee of $2.24 billion. In comparable circumstances, NextEra Energy will be required to pay Dominion Energy a termination fee of $6.52 billion. In other specified circumstances where the NextEra Energy Merger Agreement is terminated due to the failure of one or more specified conditions relating to or involving certain regulatory matters, NextEra Energy will be required to pay Dominion Energy a termination fee of $4.83 billion.

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

In the Companies’ opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position at September 30, 2026, their results of operations and changes in equity for the three and nine months ended September 30, 2026 and 2025 and their cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within the Companies’ Consolidated Balance Sheets to the corresponding amounts reported within the Companies’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2026	September 30, 2025	December 31, 2025	December 31, 2024
(millions)
Dominion Energy
Cash and cash equivalents	$435	$932	$250	$310
Restricted cash and equivalents(1)(2)	128	134	93	55
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$563	$1,066	$343	$365
Virginia Power
Cash and cash equivalents	$242	$646	$170	$160
Restricted cash and equivalents(1)(2)	120	125	61	46
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$362	$771	$231	$206

(1)
Includes $104 million, $115 million, $51 million and $41 million at VPFS attributable to VIEs at September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, respectively.
(2)
Restricted cash and equivalents balances are presented within other current assets in the Companies’ Consolidated Balance Sheets.

Supplemental Cash Flow Information

The following table provides supplemental disclosure of cash flow information related to Dominion Energy:

Nine Months Ended September 30,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$1,320	$891
Leases(1)	366	315

(1)
Includes $64 million and $281 million of financing leases entered in during the nine months ended September 30, 2026 and 2025, respectively, and $302 million and $34 million of operating leases entered in during the nine months ended September 30, 2026 and 2025, respectively.

The following table provides supplemental disclosure of cash flow information related to Virginia Power:

Nine Months Ended September 30,	2026	2025
(millions)
Significant noncash investing and financing activities:
Accrued capital expenditures	$1,193	$727
Leases(1)	448	317

(1)
Includes $54 million and $62 million of financing leases entered in during the nine months ended September 30, 2026 and 2025, respectively, $300 million and $255 million of operating leases entered in during the nine months ended September 30, 2026 and 2025, respectively, and $94 million for modifications of operating leases during the nine months ended September 30, 2026.

Asset Retirement Obligations

In the second quarter of 2026, Dominion Energy revised its estimated cash flow projections associated with the recovery of spent nuclear fuel costs for its AROs associated with the decommissioning of Millstone, which resulted in a decrease of $208 million. Dominion Energy recorded a benefit associated with Millstone Unit 1 of $195 million ($142 million after-tax) within impairment of assets and other charges (benefits) in its Consolidated Statements of Income (reflected in the Corporate and Other segment) for the nine months ended September 30, 2026.

Also in the second quarter of 2026, Dominion Energy revised its estimated cash flow projections for its AROs to reflect updated information concerning two facilities related to CCR remediation. As a result, Dominion Energy recorded a $203 million increase to its AROs with a corresponding increase to regulatory assets.

Note 3. Operating Revenue

The Companies’ operating revenue consists of the following:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Regulated electric sales:
Residential	$2,157	$1,712	$5,527	$4,628	$1,631	$1,279	$4,287	$3,494
Commercial	1,404	1,164	3,567	3,006	1,092	890	2,778	2,284
High load(1)	706	503	2,156	1,308	706	503	2,156	1,308
Industrial	276	205	660	546	147	90	307	224
Government and other retail	384	344	1,101	954	363	324	1,046	900
Wholesale	60	54	174	135	39	41	132	107
Nonregulated electric sales	343	295	1,035	905	77	40	152	105
Regulated gas sales:
Residential	34	32	268	249
Commercial	27	24	111	105
Other	7	7	23	39
Regulated gas transportation and storage	11	10	32	26
Other regulated revenue	107	100	243	243	102	96	228	230
Other nonregulated revenues(2)(3)(4)	76	60	242	169	22	16	67	38
Total operating revenue from contracts with customers	5,592	4,510	15,139	12,313	4,179	3,279	11,153	8,690
Other revenues(2)(5)	25	17	(23)	100	39	32	182	98
Total operating revenue	$5,617	$4,527	$15,116	$12,413	$4,218	$3,311	$11,335	$8,788

(1)
Represents customers in Virginia, including certain data centers, with actual or anticipated forecast demand of 25 MW or higher and annual load factor of 75% or higher.
(2)
See Note 18 for amounts attributable to affiliates.
(3)
Includes sales of renewable energy credits of $28 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $78 million and $23 million for the nine months ended September 30, 2026 and 2025, respectively, at Dominion Energy and $7 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $18 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively, at Virginia Power.
(4)
Includes revenue from transition services agreements of $13 million and $23 million for the three months ended September 30, 2026 and 2025, respectively, and $61 million and $74 million for the nine months ended September 30, 2026 and 2025, respectively, at Dominion Energy.
(5)
Includes alternative revenue of $38 million and $35 million for the three months ended September 30, 2026 and 2025, respectively, and $174 million and $117 million for the nine months ended September 30, 2026 and 2025, respectively, at both Dominion Energy and Virginia Power.

Neither Dominion Energy nor Virginia Power have any amounts for revenue to be recognized in the future on multi-year contracts in place at September 30, 2026.

At September 30, 2026 and December 31, 2025, Dominion Energy’s contract liability balances were $41 million and $45 million, respectively. At September 30, 2026 and December 31, 2025, Virginia Power’s contract liability balances were $35 million and $38 million, respectively. The Companies’ contract liabilities are recorded in other current liabilities and other deferred credits and other liabilities in the Consolidated Balance Sheets.

The Companies recognize revenue as they fulfill their obligations to provide service to their customers. During the nine months ended September 30, 2026 and 2025, Dominion Energy recognized revenue of $43 million and $50 million, respectively, from the beginning contract liability balances. During the nine months ended September 30, 2026 and 2025, Virginia Power recognized $38 million and $46 million, respectively, from the beginning contract liability balances.

Note 4. Income Taxes

Other than the following matters, there have been no significant developments regarding the Companies’ provision for income taxes, tax-related assets and liabilities and/or unrecognized tax benefits disclosed in Note 5 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

For continuing operations including noncontrolling interests for the nine months ended September 30, 2026, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy		Virginia Power
(millions, except percentages)	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$583	21.0	$606	21.0%
State and local income taxes, net of federal income tax effect(1)	89	3.2	112	3.9
Tax credits:
Production tax credits(2)	(154)	(5.5)	(47)	(1.6)
Investment tax credit amortization	(71)	(2.5)	(41)	(1.4)
Nontaxable or nondeductible items:
Regulatory deferrals:
Reversal of excess deferred income taxes	(56)	(2.0)	(36)	(1.3)
AFUDC—equity	(26)	(0.9)	(27)	(0.9)
Absence of tax on noncontrolling interest	(59)	(2.1)	(59)	(2.1)
Other adjustments:
Qualified nuclear decommissioning trust net gains (losses)	82	3.0	12	0.4
Other	(3)	(0.3)	(1)	—
Effective tax(3)	$385	13.9%	$519	18.0%
(1)
State taxes in Virginia make up the majority (greater than 50%) of the tax effect in this category.
(2)
Dominion Energy production tax credits include a $94 million income tax benefit for the clean energy fuel production tax credit.
(3)
The Companies had no adjustments related to the following disclosure categories: foreign tax effects, effects of changes in tax law or rates enacted in the current period and effects of cross-border tax laws.

For continuing operations, including noncontrolling interests for the nine months ended September 30, 2025, the statutory U.S. federal income tax rate reconciles to the Companies’ effective income tax rate as follows:

	Dominion Energy	Virginia Power
U.S. federal statutory tax rate	21.0%	21.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.9	4.4
Investment tax credits	(2.4)	(0.8)
Production tax credits(1)	(4.7)	(4.1)
Reversal of excess deferred income taxes	(1.6)	(1.7)
Qualified nuclear decommissioning trust net gains (losses)	2.5	0.5
Remeasurements and settlements of uncertain tax positions	(1.0)	—
AFUDC—equity	(0.7)	(1.0)
Absence of tax on noncontrolling interest	(1.2)	(1.8)
Other, net	(0.1)	(0.1)
Effective tax rate	15.7%	16.4%

(1)
Dominion Energy and Virginia Power production tax credits include a $66 million income tax benefit for the nuclear production tax credit. Dominion Energy production tax credits also include a $50 million income tax benefit for the clean fuel production tax credit.

During the second quarter of 2026, Dominion Energy determined that it is expected to be subject to the corporate alternative minimum tax in 2026. At September 30, 2026, Dominion Energy’s Consolidated Balance Sheet reflects a corporate alternative minimum tax liability of $14 million, net of tax credit utilization, along with corresponding deferred tax assets related to corporate alternative minimum tax credit carryforwards, which management expects to fully utilize in future periods. The ultimate impact of the corporate alternative minimum tax remains subject to pending guidance and interpretations, which could materially impact the Companies’ results of operations, financial condition and/or cash flows.

During the nine months ended September 30, 2026, Dominion Energy and Virginia Power entered into agreements with third parties to transfer tax credits generated in 2025 and 2026. Dominion Energy received cash proceeds of $71 million related to the transfer of tax credits through September 30, 2026. In addition, Virginia Power expects to receive an additional $22 million in the fourth quarter of 2026 which is reflected in other receivables in the Companies’ Consolidated Balance Sheets at September 30, 2026.

Note 5. Earnings Per Share

The following table presents the calculation of Dominion Energy’s basic and diluted EPS:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025
(millions, except EPS)
Net income attributable to Dominion Energy from continuing operations	$1,161	$1,006	$2,124	$2,431
Preferred stock dividends (see Note 15)	(11)	(11)	(33)	(33)
Net income attributable to Dominion Energy from continuing operations - Basic & Diluted	1,150	995	2,091	2,398
Net income (loss) attributable to Dominion Energy from discontinued operations - Basic & Diluted	$(1)	$—	$(3)	$—
Average shares of common stock outstanding - Basic	879.5	853.5	879.3	852.8
Net effect of dilutive securities(1)	2.6	1.9	2.1	0.8
Average shares of common stock outstanding - Diluted	882.1	855.4	881.4	853.6
EPS from continuing operations - Basic	$1.31	$1.17	$2.37	$2.81
EPS from discontinued operations - Basic	—	—	—	—
EPS attributable to Dominion Energy - Basic	$1.31	$1.17	$2.37	$2.81
EPS from continuing operations - Diluted	$1.30	$1.16	$2.37	$2.81
EPS from discontinued operations - Diluted	—	—	—	—
EPS attributable to Dominion Energy - Diluted	$1.30	$1.16	$2.37	$2.81

(1)
Dilutive securities for the three months ended September 30, 2026, consists of forward sales agreements entered into the second and third quarters of 2025 and the first quarter of 2026 (applying the treasury stock method). Dilutive securities for the nine months ended September 30, 2026, consists of forward sales agreements entered into in the second and third quarters of 2025 and certain forward sales agreements entered into the first and second quarters of 2026 (applying the treasury stock method). Additionally, dilutive securities for the three months ended September 30, 2025, consists of forward sales agreements entered into in the first, second and third quarters of 2025 and the third and fourth quarters of 2024 (applying the treasury stock method). Dilutive securities for nine months ended September 30, 2025, consists of forward sales agreements entered into the second and third quarters of 2025 and certain forward sales agreements entered into in the first quarter of 2025 and the third and fourth quarters of 2024 (applying the treasury stock method).

Forward sales agreements entered into the second quarter of 2026 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the three months ended September 30, 2026, and certain of the forward sales agreements entered into the first and second quarters of 2026 were potentially dilutive securities but were excluded from the calculation of diluted EPS from continuing operations for the nine months ended September 30, 2026 as the dilutive stock price threshold was not met. Certain of the forward sales agreements entered into in the first quarter of 2025 and the third and fourth quarters of 2024 were potentially dilutive securities, but were excluded from the calculation of diluted EPS from continuing operations for the nine months ended September 30, 2025 as the dilutive stock price threshold was not met.

Note 6. Accumulated Other Comprehensive Income (Loss)

Dominion Energy

The following tables present Dominion Energy’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Three Months Ended September 30, 2026
Beginning balance	$(154)	$(1)	$21	$(134)
Beginning balance, tax	39	—	(5)	34
Beginning balance, net of tax	(115)	(1)	16	(100)
Other comprehensive income (loss) before reclassifications: gains (losses)	56	(3)	—	53
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	8			8
Other income (expense)		2	(3)	(1)
Total	8	2	(3)	7
Income tax expense (benefit)	(2)	(1)	1	(2)
Total, net of tax	6	1	(2)	5
Net current period other comprehensive income (loss)	62	(2)	(2)	58
Ending balance, net of tax	(53)	(3)	14	(42)
Ending balance, tax	18	1	(4)	15
Ending balance	$(71)	$(4)	$18	$(57)
Three Months Ended September 30, 2025
Beginning balance	$(230)	$3	$32	$(195)
Beginning balance, tax	58	—	(8)	50
Beginning balance, net of tax	(172)	3	24	(145)
Other comprehensive income (loss) before reclassifications: gains (losses)	(3)	6	—	3
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	10			10
Other income (expense)		(1)	(3)	(4)
Total	10	(1)	(3)	6
Income tax expense (benefit)	(3)	—	—	(3)
Total, net of tax	7	(1)	(3)	3
Net current period other comprehensive income (loss)	4	5	(3)	6
Ending balance, net of tax	(168)	8	21	(139)
Ending balance, tax	57	(5)	(7)	45
Ending balance	$(225)	$13	$28	$(184)

(1)
Comprised entirely of interest rate derivative hedging activities.
(2)
Comprised entirely of prior service cost.

	Total Derivative-Hedging Activities(1)	Investment Securities	Pension and other postretirement benefit costs(2)	Total
(millions)
Nine Months Ended September 30, 2026
Beginning balance	$(183)	$—	$26	$(157)
Beginning balance, tax	46	—	(7)	39
Beginning balance, net of tax	(137)	—	19	(118)
Other comprehensive income (loss) before reclassifications: gains (losses)	65	(4)	—	61
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	25			25
Other income (expense)		2	(8)	(6)
Total	25	2	(8)	19
Income tax expense (benefit)	(6)	(1)	3	(4)
Total, net of tax	19	1	(5)	15
Net current period other comprehensive income (loss)	84	(3)	(5)	76
Ending balance, net of tax	(53)	(3)	14	(42)
Ending balance, tax	18	1	(4)	15
Ending balance	$(71)	$(4)	$18	$(57)
Nine Months Ended September 30, 2025
Beginning balance	$(229)	$(19)	$38	$(210)
Beginning balance, tax	58	9	(9)	58
Beginning balance, net of tax	(171)	(10)	29	(152)
Other comprehensive income (loss) before reclassifications: gains (losses)	(19)	15	—	(4)
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	30			30
Other income (expense)		4	(9)	(5)
Total	30	4	(9)	25
Income tax expense (benefit)	(8)	(1)	1	(8)
Total, net of tax	22	3	(8)	17
Net current period other comprehensive income (loss)	3	18	(8)	13
Ending balance, net of tax	(168)	8	21	(139)
Ending balance, tax	57	(5)	(7)	45
Ending balance	$(225)	$13	$28	$(184)

(1) Comprised entirely of interest rate derivative hedging activities.

(2) Comprised entirely of prior service cost.

Virginia Power

The following tables present Virginia Power’s changes in AOCI (net of tax) and reclassifications out of AOCI by component:

	Total Derivative-Hedging Activities(1)	Investment Securities	Total
(millions)
Three Months Ended September 30, 2026
Beginning balance	$40	$—	$40
Beginning balance, tax	(10)	—	(10)
Beginning balance, net of tax	30	—	30
Other comprehensive income (loss) before reclassifications: gains (losses)	31	(1)	30
Amounts reclassified from AOCI: (gains) losses
Other income (expense)		1	1
Total	—	1	1
Income tax expense (benefit)	—	—	—
Total, net of tax	—	1	1
Net current period other comprehensive income (loss)	31	—	31
Ending balance, net of tax	61	—	61
Ending balance, tax	(21)	—	(21)
Ending balance	$82	$—	$82
Three Months Ended September 30, 2025
Beginning balance	$31	$(1)	$30
Beginning balance, tax	(8)	1	(7)
Beginning balance, net of tax	23	—	23
Other comprehensive income (loss) before reclassifications: gains (losses)	(2)	1	(1)
Amounts reclassified from AOCI: (gains) losses			—
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(2)	1	(1)
Ending balance, net of tax	21	1	22
Ending balance, tax	(7)	—	(7)
Ending balance	$28	$1	$29

(1)
Comprised entirely of interest rate derivative hedging activities.

	Total Derivative-Hedging Activities(1)	Investment Securities	Total
(millions)
Nine Months Ended September 30, 2026
Beginning balance	$43	$—	$43
Beginning balance, tax	(11)	—	(11)
Beginning balance, net of tax	32	—	32
Other comprehensive income (loss) before reclassifications: gains (losses)	30	(1)	29
Amounts reclassified from AOCI: (gains) losses
Interest and related charges	(1)		(1)
Other income (expense)		1	1
Total	(1)	1	—
Income tax expense (benefit)	—	—	—
Total, net of tax	(1)	1	—
Net current period other comprehensive income (loss)	29	—	29
Ending balance, net of tax	61	—	61
Ending balance, tax	(21)	—	(21)
Ending balance	$82	$—	$82
Nine Months Ended September 30, 2025
Beginning balance	$38	$(1)	$37
Beginning balance, tax	(10)	1	(9)
Beginning balance, net of tax	28	—	28
Other comprehensive income (loss) before reclassifications: gains (losses)	(7)	1	(6)
Amounts reclassified from AOCI: (gains) losses
Total	—	—	—
Income tax expense (benefit)	—	—	—
Total, net of tax	—	—	—
Net current period other comprehensive income (loss)	(7)	1	(6)
Ending balance, net of tax	21	1	22
Ending balance, tax	(7)	—	(7)
Ending balance	$28	$1	$29

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

The following table presents the Companies’ quantitative information about Level 3 fair value measurements at September 30, 2026. The range and weighted-average are presented in dollars for market price inputs and percentages for price volatility and credit spreads.

			Dominion Energy			Virginia Power
	Valuation Techniques	Unobservable Input	Fair Value (millions)	Range	Weighted -average(1)	Fair Value (millions)	Range	Weighted -average(1)
Assets
Physical and financial forwards:
Natural gas(2)	Discounted cash flow	Market price (per Dth)(3)	$64	(2) - 12	3	$64	(2) - 2	(1)
FTRs	Discounted cash flow	Market price (per MWh)(3)	15	1 - 36	13	15	1 - 36	13
Electricity	Discounted cash flow	Market price (per MWh)(3)	351	37 - 136	65
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	323	1 - 20	4	9	3 - 20	8
		Credit spread(4)		0% - 2%	1%
		Price volatility(5)		2% - 80%	64%		14% - 71%	47%
Total assets			$753			$88
Liabilities
Physical and financial forwards:
FTRs	Discounted cash flow	Market price (per MWh)(3)	24	(19) - 36	11	24	(19) - 36	11
Electricity	Discounted cash flow	Market price (per MWh)(3)	91	36 - 169	76
Physical options:
Natural gas(2)	Option model	Market price (per Dth)(3)	9	2 - 8	4	9	2 - 8	4
		Credit spread(4)		1% - 2%	1%		1% - 2%	1%
		Price volatility(5)		56% - 79%	64%		56% - 79%	64%
Total liabilities			$124			$33

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
(millions)
September 30, 2026
Assets
Derivatives:
Commodity	$1	$107	$753	$861	$1	$70	$88	$159
Interest rate	—	547	—	547	—	480	—	480
Foreign currency exchange rate	—	2	—	2	—	2	—	2
Investments(1):
Equity securities:
U.S.	6,996	—	—	6,996	3,584	—	—	3,584
International	187	—	—	187	100	—	—	100
Fixed income:
Corporate debt instruments	—	135	—	135	—	124	—	124
Government securities	146	223	—	369	102	126	—	228
Private debt funds – liquid investments	—	313	—	313	—	177	—	177
Cash equivalents and other	53	—	—	53	—	—	—	—
Total assets	$7,383	$1,327	$753	$9,463	$3,787	$979	$88	$4,854
Liabilities
Derivatives:
Commodity	$—	$291	$124	$415	$—	$13	$33	$46
Interest rate	—	—	—	—	—	—	—	—
Foreign currency exchange rate	—	9	—	9	—	9	—	9
Total liabilities	$—	$300	$124	$424	$—	$22	$33	$55
December 31, 2025
Assets
Derivatives:
Commodity	$—	$87	$642	$729	$—	$49	$208	$257
Interest rate	—	201	—	201	—	197	—	197
Foreign currency exchange rate	—	28	—	28	—	28	—	28
Investments(1):
Equity securities:
U.S.	6,215	—	—	6,215	3,154	—	—	3,154
International	168	—	—	168	96	—	—	96
Fixed income:
Corporate debt instruments	—	10	—	10	—	—	—	—
Government securities	418	74	—	492	332	—	—	332
Cash equivalents and other	46	—	—	46	—	—	—	—
Total assets	$6,847	$400	$642	$7,889	$3,582	$274	$208	$4,064
Liabilities
Derivatives:
Commodity	$—	$201	$15	$216	$—	$13	$—	$13
Interest rate	—	19	—	19	—	8	—	8
Foreign currency exchange rate	—	10	—	10	—	10	—	10
Total liabilities	$—	$230	$15	$245	$—	$31	$—	$31

(1)
Includes investments held in the nuclear decommissioning trusts and rabbi trusts. Excludes $2.1 billion and $2.3 billion for Dominion Energy, inclusive of $1.1 billion and $1.3 billion at Virginia Power, at September 30, 2026 and December 31, 2025, respectively, of assets measured at fair value using NAV (or its equivalent) as a practical expedient which are not required to be categorized in the fair value hierarchy.

The following table presents the net change in the Companies’ assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Beginning balance	$930	$414	$627	$384	$315	$179	$208	$68
Total realized and unrealized gains (losses):
Included in earnings:
Operating revenue	(54)	(24)	(84)	(14)
Purchased electric capacity	—	—	(7)	—	—	—	(7)	—
Electric fuel and other energy-related purchases	(46)	115	206	233	(58)	106	186	222
Purchased gas	(3)	—	(3)	—
Included in regulatory assets/liabilities	(210)	33	(47)	76	(251)	(11)	(151)	102
Settlements	21	(126)	(275)	(275)	58	(106)	(183)	(232)
Purchases	—	—	221	8	—	—	11	8
Sales	(9)	—	(9)	—	(9)	—	(9)	—
Transfers out of Level 3	—	(1)	—	(1)
Ending balance	$629	$411	$629	$411	$55	$168	$55	$168

Dominion Energy had $(53) million and $(84) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2026, respectively, and $(24) million and $(14) million of unrealized gains (losses) included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2025, respectively. Virginia Power had no unrealized gains and losses included in earnings in the Level 3 fair value category related to assets/liabilities still held at the reporting date for both the three and nine months ended September 30, 2026 and 2025.

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

	Dominion Energy		Virginia Power
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
September 30, 2026
Long-term debt(2)	$42,372	$38,066	$25,115	$22,114
Securitization bonds(3)	970	960	970	960
Junior subordinated notes(2)	7,461	7,312
December 31, 2025
Long-term debt(2)	$38,897	$37,481	$21,800	$20,593
Securitization bonds(3)	1,054	1,076	1,054	1,076
Junior subordinated notes(2)	5,978	6,217

(1)
Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issuances with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)
Carrying amount includes current portions included in securities due within one year and amounts which represent the unamortized debt issuance costs and discount or premium. There were no fair value hedges associated with fixed-rate debt at September 30, 2026 and December 31, 2025.
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

Balance Sheet Presentation

The tables below present the Companies’ derivative asset and liability balances by type of financial instrument, if the gross amounts recognized in their Consolidated Balance Sheets were netted with derivative instruments and cash collateral received or paid:

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts	Gross Assets Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
September 30, 2026
Commodity contracts:
Over-the-counter	$473	$15	$—	$458	$149	$15	$—	$134
Exchange	38	37	—	1	1	—	—	1
Interest rate contracts:
Over-the-counter	547	—	—	547	480	—	—	480
Foreign currency exchange rate contracts:
Over-the-counter	2	2	—	—	2	2	—	—
Total derivatives, subject to a master netting or similar arrangement	$1,060	$54	$—	$1,006	$632	$17	$—	$615
December 31, 2025
Commodity contracts:
Over-the-counter	$464	$4	$—	$460	$239	$4	$—	$235
Exchange	48	48	—	—	—	—	—	—
Interest rate contracts:
Over-the-counter	201	5	—	196	197	4	—	193
Foreign currency exchange rate contracts:
Over-the-counter	28	8	—	20	28	8	—	20
Total derivatives, subject to a master netting or similar arrangement	$741	$65	$—	$676	$464	$16	$—	$448

(1)
Excludes derivative assets of $350 million and $217 million at Dominion Energy and $9 million and $18 million at Virginia Power at September 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or other similar arrangements.

	Dominion Energy Gross Amounts Not Offset in the Consolidated Balance Sheet				Virginia Power Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts	Gross Liabilities Presented in the Consolidated Balance Sheet(1)	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
September 30, 2026
Commodity contracts:
Over-the-counter	$89	$15	$—	$74	$39	$15	$—	$24
Exchange	320	37	283	—	—	—	—	—
Interest rate contracts:
Over-the-counter	—	—	—	—	—	—	—	—
Foreign currency exchange rate contracts:
Over-the-counter	9	2	—	7	9	2	—	7
Total derivatives, subject to a master netting or similar arrangement	$418	$54	$283	$81	$48	$17	$—	$31
December 31, 2025
Commodity contracts:
Over-the-counter	$38	$4	$—	$34	$6	$4	$—	$2
Exchange	173	48	125	—	—	—	—	—
Interest rate contracts:
Over-the-counter	19	5	—	14	8	4	—	4
Foreign currency exchange rate contracts:
Over-the-counter	10	8	—	2	10	8	—	2
Total derivatives, subject to a master netting or similar arrangement	$240	$65	$125	$50	$24	$16	$—	$8

(1)
Excludes derivative liabilities of $6 million and $5 million at Dominion Energy and $7 million and $7 million at Virginia Power at September 30, 2026 and December 31, 2025, respectively, which are not subject to master netting or other similar arrangements.

Volumes

The following table presents the volume of the Companies’ derivative activity at September 30, 2026. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Dominion Energy		Virginia Power
	Current	Noncurrent	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	25	—	23	—
Basis(1)	319	1,896	174	297
Electricity (MWh in millions):
Fixed price	9	34
FTRs	61		61
Interest rate(2) (in millions)	$—	$8,471	$—	$7,400
Foreign currency exchange rate(2) (in millions)
Danish Krone	229 kr.	— kr.	229 kr.	— kr.
Euro	€98	€—	€98	€—

(1)
Includes options.
(2)
Maturity is determined based on final settlement period.

AOCI

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in the Companies’ Consolidated Balance Sheets at September 30, 2026:

	Dominion Energy			Virginia Power
	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term (months)
(millions)
Interest rate	$(53)	$(21)	399	$61	$1	399
Total	$(53)	$(21)		$61	$1

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest rate payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of the Companies’ derivatives and where they are presented in their Consolidated Balance Sheets:

	Dominion Energy		Virginia Power
	Assets	Liabilities	Assets	Liabilities
(millions)
At September 30, 2026
Current derivatives not under cash flow hedge accounting
Commodity	$219	$168	$41	$34
Interest rate	—	—
Foreign currency exchange rate	2	9	2	9
Current derivatives under cash flow hedge accounting
Interest rate	—	—	—	—
Total current derivatives(1)	$221	$177	$43	$43
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$642	$247	$118	$12
Interest rate	32	—
Foreign currency exchange rate	—	—	—	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	515	—	480	—
Total noncurrent derivatives(2)	1,189	247	598	12
Total derivatives	$1,410	$424	$641	$55
At December 31, 2025
Current derivatives not under cash flow hedge accounting
Commodity	$295	$98	$172	$12
Interest rate	—	3
Foreign currency exchange rate	25	10	25	10
Current derivatives under cash flow hedge accounting
Interest rate	15	—	15	—
Total current derivatives(1)	$335	$111	$212	$22
Noncurrent derivatives not under cash flow hedge accounting
Commodity	$434	$118	$85	$1
Interest rate	2	7
Foreign currency exchange rate	3	—	3	—
Noncurrent derivatives under cash flow hedge accounting
Interest rate	184	9	182	8
Total noncurrent derivatives(2)	623	134	270	9
Total derivatives	$958	$245	$482	$31

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

	Dominion Energy			Virginia Power
Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)	Amount of Gain (Loss) Recognized in AOCI on Derivatives(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2026
Derivative type and location of gains (losses):
Interest rate(3)	$75	$(8)	$507	$42	$—	$507
Total	$75	$(8)	$507	$42	$—	$507
Three Months Ended September 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(5)	$(10)	$(29)	$(2)	$—	$(29)
Total	$(5)	$(10)	$(29)	$(2)	$—	$(29)
Nine Months Ended September 30, 2026
Derivative type and location of gains (losses):
Interest rate(3)	$87	$(25)	$495	$40	$1	$494
Total	$87	$(25)	$495	$40	$1	$494
Nine Months Ended September 30, 2025
Derivative type and location of gains (losses):
Interest rate(3)	$(26)	$(30)	$(101)	$(9)	$—	$(102)
Total	$(26)	$(30)	$(101)	$(9)	$—	$(102)

(1)
Amounts deferred into AOCI have no associated effect in the Companies’ Consolidated Statements of Income.
(2)
Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in the Companies’ Consolidated Statements of Income.
(3)
Amounts recorded in the Companies’ Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)(2)
Derivatives not designated as hedging instruments	Dominion Energy				Virginia Power
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Derivative type and location of gains (losses):
Commodity:
Operating revenue	$(23)	$(31)	$(226)	$(47)	$—	$(8)	$—	$(27)
Purchased gas	(1)	(1)	1	(1)
Purchased electric capacity	—	—	(7)	—	—	—	(7)	—
Electric fuel and other energy-related purchases	(60)	102	215	207	(74)	95	187	196
Interest rate:
Interest and related charges	43	1	91	(9)
Total	$(41)	$71	$74	$150	$(74)	$87	$180	$169

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

Note 9. Investments

Equity and Debt Securities

Rabbi Trust Securities

Equity and fixed income securities and cash equivalents in Dominion Energy’s rabbi trusts and classified as trading totaled $201 million and $181 million at September 30, 2026 and December 31, 2025, respectively.

Decommissioning Trust Securities

The Companies maintain nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants as summarized below:

	Dominion Energy						Virginia Power
	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses		Allowance for Credit Losses	Fair Value
(millions)
September 30, 2026
Equity securities:(1)
U.S.	$1,087	$5,840	$(2)			$6,925	$602	$3,043	$(2)			$3,643
International	41	143	—			184	26	74	—			100
Fixed income securities:(2)
Government securities	328	—	(4)		$—	324	227	—	(2)		$—	225
Corporate debt instruments	128	—	(4)		—	124	128	—	(4)		—	124
Private debt funds(3)	2,229	—	—		—	2,229	1,261	—	—		—	1,261
Insurance contracts(4)	244	—	—		—	244
Cash equivalents and other(5)	63	—	—		—	63	5	—	—		—	5
Total	$4,120	$5,983	$(10)	(6)	$—	$10,093	$2,249	$3,117	$(8)	(6)	$—	$5,358
December 31, 2025
Equity securities:(1)
U.S.	$1,107	$5,052	$(2)			$6,157	$602	$2,620	$(2)			$3,220
International	44	122	—			166	27	69	—			96
Fixed income securities:(2)
Government securities	448	—	—		$—	448	332	—	—		$—	332
Private debt funds(3)	2,143	—	—		—	2,143	1,213	—	—		—	1,213
Insurance contracts(4)	245	—	—		—	245	—	—	—		—	—
Cash equivalents and other(5)	7	—	—		—	7	3	—	—		—	3
Total	$3,994	$5,174	$(2)	(6)	$—	$9,166	$2,177	$2,689	$(2)	(6)	$—	$4,864

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
(5)
Dominion Energy includes pending sales of securities of $9 million and pending purchases of securities of $40 million at September 30, 2026 and December 31, 2025, respectively. Virginia Power includes pending sales of securities of $5 million and $3 million at September 30, 2026, and December 31, 2025, respectively.
(6)
Dominion Energy’s fair value of securities in an unrealized loss position was $297 million and $48 million at September 30, 2026 and December 31, 2025, respectively. Virginia Power’s fair value of securities in an unrealized loss position was $227 million and $3 million at September 30, 2026 and December 31, 2025, respectively.

The portion of unrealized gains and losses that relates to equity securities held within the Companies’ nuclear decommissioning trusts is summarized below:

	Dominion Energy
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025
(millions)
Net gains (losses) recognized during the period	$186	$458	$812	$754
Less: Net (gains) losses recognized during the period on securities sold during the period	(9)	(1)	(4)	15
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$177	$457	$808	$769

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

	Virginia Power
	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025
(millions)
Net gains (losses) recognized during the period	$84	$236	$430	$389
Less: Net (gains) losses recognized during the period on securities sold during the period	(4)	—	(3)	11
Unrealized gains (losses) recognized during the period on securities still held at period end(1)	$80	$236	$427	$400

(1)
Included in other income (expense) and the nuclear decommissioning trust regulatory liability.

The fair value of the Companies’ fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds at September 30, 2026 by contractual maturity is as follows:

	Dominion Energy	Virginia Power
(millions)
Due in one year or less	$2	$—
Due after one year through five years	465	293
Due after five years through ten years	96	76
Due after ten years	199	157
Total	$762	$526

Presented below is selected information regarding the Companies’ equity and fixed income securities with readily determinable fair values held in nuclear decommissioning trust funds.

	Dominion Energy
	Quarter-to-Date		Year to Date
Period Ended September 30,	2026	2025	2026	2025
(millions)
Proceeds from sales	$531	$869	$2,839	$2,563
Realized gains(1)	44	18	76	36
Realized losses(1)	39	15	81	57

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

	Virginia Power
	Quarter-to-Date		Year to Date
Period Ended September 30,	2026	2025	2026	2025
(millions)
Proceeds from sales	$396	$489	$1,979	$1,412
Realized gains(1)	24	12	48	26
Realized losses(1)	23	11	51	40

(1)
Includes realized gains and losses recorded to the nuclear decommissioning trust regulatory liability.

Equity Method Investments

There have been no significant changes to the equity method investments included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 except as described below.

Atlantic Coast Pipeline

A description of Dominion Energy’s investment in Atlantic Coast Pipeline, including events that led to the cancellation of the Atlantic Coast Pipeline Project in July 2020, is included in Note 9 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Dominion Energy expects it could incur additional losses from Atlantic Coast Pipeline as it completes wind-down activities. While Dominion Energy is unable to precisely estimate the amounts to be incurred by Atlantic Coast Pipeline, the portion of such amounts attributable to Dominion Energy is not expected to be material to Dominion Energy’s results of operations, financial position or statement of cash flows. As a result of its share of equity losses exceeding its investment, Dominion Energy’s Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 include a liability of $2 million and $4 million, respectively, presented in other current liabilities and reflecting Dominion Energy’s obligations to Atlantic Coast Pipeline related to AROs.

Dominion Privatization

At September 30, 2026 and December 31, 2025, Dominion Privatization had $8 million and $10 million of borrowings outstanding, respectively, related to its credit facility with Dominion Energy, reflected in other receivables in Dominion Energy’s Consolidated Balance Sheet.

Note 10. Property, Plant and Equipment

CVOW Commercial Project – Estimated Total Project Cost

As discussed in Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Virginia Power is constructing the CVOW Commercial Project. Installation of the final turbines comprising the 2.6 GW project is expected to be completed by the end of 2027. The estimated total project cost is approximately $11.7 billion (excluding financing costs and including $0.1 billion of contingency) which continues to reflect revised network upgrade costs assigned by PJM to the CVOW Commercial Project, an estimated impact of certain tariffs which became effective in April 2026 and updated turbine installation projections as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs including those which became effective during 2025, the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs.

The expected total project cost is unchanged from Virginia Power’s July 2026 construction update filing and reflects a decrease of approximately $0.4 billion, relative to Virginia Power’s January 2026 construction update filing, associated with a revision to projected onshore electrical interconnection costs and network upgrade costs allocated by PJM to the CVOW Commercial Project. The expected total project cost also reflects an increase of approximately $0.4 billion, relative to Virginia Power’s January 2026 construction update filing, $0.3 billion of which is associated with updated projections for turbine installations reflecting weather and other conditions with the remainder associated with other factors experienced, including increased fuel costs, during installations completed through July 2026. Relative to Virginia Power’s January 2026 construction update filing, the expected impact of tariffs on the expected total project cost is a net increase of approximately $0.1 billion as the increase of approximately $0.2 billion associated with revised Section 232 tariffs enacted in April 2026 on equipment expected to be delivered from April 2026 through the end of 2027 that contains steel, aluminum and/or copper products, including the associated impact such revised tariffs had on tariffs enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries is partially offset by the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026, and the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

As a result of the current total project cost estimates and cost sharing mechanism, for the nine months ended September 30, 2026 Virginia Power recorded a net charge for costs not expected to be recovered from customers of $129 million within impairments of assets and other charges (benefits), which includes $64 million attributable to noncontrolling interests, and an associated income tax benefit of $17 million. No charge was recorded for the three months ended September 30, 2026. For the three and nine months ended September 30, 2025 Virginia Power recorded a charge for costs not expected to be recovered from customers of $128 million and $224 million, respectively, within impairment of assets and other charges (benefits), which includes $64 million and $112 million, respectively, attributable to noncontrolling interests, and an associated income tax benefit of $16 million and $28 million, respectively. All such amounts are reflected in the Corporate and Other segment in the Companies’ Consolidated Statements of Income. See Note 10 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for more information on the cost sharing mechanism in the Virginia Commission’s December 2022 order and Stonepeak’s 50% noncontrolling interest in the CVOW Commercial Project.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 8% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife, actual network upgrade costs allocated by PJM, adverse weather and/or any severe weather events. Any additional increase in such costs in excess of the contingency included in the estimated total project cost would be subject to the cost sharing mechanisms discussed above and could have a material impact on the Companies’ future financial condition, results of operations and/or cash flows.

Nonregulated Solar Generation Facilities

In March 2026, Dominion Energy committed to a plan to sell certain nonregulated solar generation facilities within its Contracted Energy segment. As a result of meeting the requirements to be classified as held for sale, Dominion Energy recorded an impairment charge of $78 million ($60 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statement of Income (reflected in the Corporate and Other segment) in the first quarter of 2026 to adjust the net assets associated with such facilities to their estimated fair value less cost to sell, using a market approach, of $500 million. In May 2026, Dominion Energy entered into an agreement with Enel to sell certain of these nonregulated solar generation facilities within its Contracted Energy segment for $140 million in cash, subject to customary closing adjustments. Subsequently, during the second quarter of 2026, Dominion Energy determined that it no longer had the intent to sell the remaining nonregulated solar generation facilities included in the March plan and reclassified their respective balances from held for sale to held and used at the lower of their original carrying amounts before the asset was classified as held for sale, adjusted for any depreciation expense not recognized while they were classified as held for sale, or their fair value. These balances primarily included property, plant and equipment, operating lease assets, deferred investment tax credits and operating lease liabilities. At September 30, 2026, the carrying amounts of major classes of assets remaining in held for sale are composed primarily of $262 million of net property, plant and equipment, as well as operating lease assets and a valuation allowance for assets held for sale with the carrying amount of major classes of liabilities remaining in held for sale composed primarily of deferred investment tax credits and operating lease liabilities. Following the satisfaction of all customary closing and regulatory conditions, including clearance or approval under the HSR and by FERC, the transaction closed in October 2026.

Nonregulated Renewable Natural Gas Facilities

In April 2026, Dominion Energy commenced an evaluation of its long-term intentions for its nonregulated renewable natural gas facilities within Contracted Energy. In connection with that evaluation, Dominion Energy expects that it is more likely than not that the nonregulated renewable natural gas facilities will be sold before the end of their useful lives and therefore evaluated the associated long-lived assets for recoverability during the second quarter of 2026. Using a probability-weighted approach, Dominion Energy determined Contracted Energy’s nonregulated renewable natural gas facilities were impaired and recorded a charge of $820 million ($640 million after-tax) in impairment of assets and other charges (benefits) in its Consolidated Statement of Income (reflected in the Corporate and Other segment) for the nine months ended September 30, 2026 to adjust the property, plant and equipment, net of associated deferred investment tax credits, down to its estimated fair value of $468 million. The fair value was estimated using an income approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	Dominion Energy		Virginia Power
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
(millions)
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$1,169	$213	$997	$174
Securitized cost of fuel used in electric generation(2)	130	125	130	125
Riders OSW and CE(3)	62	23	62	23
Other deferred rider costs for Virginia electric utility(4)	151	445	151	445
Ash pond and landfill closure costs(5)	77	164	77	164
Deferred nuclear refueling outage costs(6)	99	101	99	101
NND Project costs(7)	138	138
Other	209	171	86	78
Regulatory assets-current	2,035	1,380	1,602	1,110
Unrecognized pension and other postretirement benefit costs(8)	503	527	—	—
Riders OSW and CE(3)	394	287	394	287
Other deferred rider costs for Virginia electric utility(4)	671	338	671	338
Interest rate hedges(9)	165	165	—	—
AROs and related funding(10)	409	385
NND Project costs(7)	1,569	1,672
CCR remediation, ash pond and landfill closure costs(5)	3,132	2,868	2,565	2,510
Deferred cost of fuel used in electric generation(1)	157	391	157	391
Securitized cost of fuel used in electric generation(2)	733	868	733	868
Other	798	775	149	132
Regulatory assets-noncurrent	8,531	8,276	4,669	4,526
Total regulatory assets	$10,566	$9,656	$6,271	$5,636
Regulatory liabilities:
Deferred cost of fuel used in electric generation(1)	3	3	3	3
Provision for future cost of removal and AROs(11)	101	101	101	101
Reserve for rate credits to electric utility customers(12)	21	34	—	—
Income taxes refundable through future rates(13)	121	110	77	77
Monetization of guarantee settlement(14)	67	67
Derivatives(15)	53	158	2	135
Other	103	69	101	58
Regulatory liabilities-current	469	542	284	374
Income taxes refundable through future rates(13)	2,735	2,854	1,963	2,046
Provision for future cost of removal and AROs(11)	1,987	1,950	1,370	1,346
Nuclear decommissioning trust(16)	2,801	2,494	2,801	2,494
Monetization of guarantee settlement(14)	451	501
Interest rate hedges(9)	954	461	954	461
Reserve for rate credits to electric utility customers(12)	121	128	—	—
Overrecovered other postretirement benefit costs(17)	230	209
Derivatives(15)	302	228	—	31
Other	396	247	301	152
Regulatory liabilities-noncurrent	9,977	9,072	7,389	6,530
Total regulatory liabilities	$10,446	$9,614	$7,673	$6,904

(1)
Reflects deferred fuel expenses as well as, beginning in June 2025, deferred electric capacity expenses for the Virginia and North Carolina jurisdictions of Virginia Power’s electric generation operations. Additionally, Dominion Energy includes deferred fuel expenses for the South Carolina jurisdiction of its electric generation operations. In September 2026, the Virginia Commission issued an order permitting Virginia Power to securitize $932 million of under-recovered fuel costs for its Virginia service territory. See Note 12 for additional information.
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
(3)
Deferred balances for Riders OSW and CE include amounts for shortfall or excess in energy sales, capacity revenue, renewable energy credits and production tax credits as such customer benefit amounts are included as a component, including an equity return, of the revenue requirements associated with each rate adjustment clause. In addition, the deferred Rider OSW balance at September 30, 2026 and December 31, 2025 includes $15 million and $4 million, respectively, for future decommissioning activities.
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
(9)
Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt, which has a weighted-average useful life of approximately 24 years and 23 years for Dominion Energy and Virginia Power, respectively, at September 30, 2026.
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

At September 30, 2026, Dominion Energy and Virginia Power regulatory assets include $6.1 billion and $4.0 billion, respectively, on which they do not expect to earn a return during the applicable recovery period. With the exception of certain items discussed above, the majority of these expenditures are expected to be recovered within the next two years.

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

Virginia Fuel Expenses

In May 2026, Virginia Power filed its annual fuel factor with the Virginia Commission to recover an estimated $2.7 billion in Virginia jurisdictional projected fuel expense for the rate year beginning July 1, 2026 and a projected $1.1 billion under-recovered balance as of June 30, 2026. The projected under-recovered balance is comprised of $1.0 billion in projected and $66 million in actual under-recovered amounts from the rate years ended June 30, 2026 and 2025, respectively. Virginia Power proposed two alternatives to recover these under-collected fuel costs. The first option reflects recovery of the total $3.8 billion fuel cost requirement over the July 2026 through June 2027 fuel period and results in an increase in Virginia Power’s fuel revenues of $1.9 billion when applied to projected kilowatt-hour sales for the period. The second option proposed by Virginia Power incorporates its May 2026 application to the Virginia Commission for approval of a financing order to securitize up to the projected $1.0 billion under-recovered balance associated with the rate year ended June 30, 2026 as permitted under legislation enacted in Virginia in May 2026 authorizing Virginia Power to petition the Virginia Commission on or before July 2026 for approval of a financing order for certain deferred fuel costs. Under this option, Virginia Power proposed implementation of a rate to recover its projected current period fuel costs and the $66 million associated with under-recovered amounts from the rate year ended June 30, 2025 only effective July 2026 on an interim basis, while suspending implementation of the $1.0 billion associated with projected under-recovered amounts from the rate year ended June 30, 2026 pending the Virginia Commission’s consideration of the securitization petition. If approved by the Virginia Commission, the securitization option results in a net increase in Virginia Power’s fuel revenues for the rate year of approximately $702 million. In June 2026, the Virginia Commission ordered that, in accordance with Virginia Power’s second proposed option, the rate associated with the projected current period fuel costs and the $66 million associated with under-recovered amounts from the rate year ended June 30, 2025 be implemented effective July 2026 on an interim basis. In September 2026, the Virginia

Commission issued an order finalizing these rates for the remainder of the fuel period. In May 2026, in accordance with legislation enacted in Virginia in May 2026 discussed above, Virginia Power filed an application with the Virginia Commission for approval of a financing order to securitize the projected $1.0 billion under-recovered fuel balance from the rate year ended June 30, 2026 through the issuance of one or more tranches of bonds with tenors up to approximately ten years, but no longer than approximately 15 years. In September 2026, the Virginia Commission issued an order permitting Virginia Power to securitize the under-recovered fuel balance of $932 million through the issuance of one or more tranches of bonds with tenors of no more than approximately seven years.

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

Renewable Generation Projects

In October 2025, Virginia Power filed a petition with the Virginia Commission for CPCNs to construct or acquire and operate six utility-scale projects totaling approximately 845 MW of solar generation and two energy storage projects totaling approximately 155 MW as part of its efforts to meet the renewable generation development targets under the VCEA. The projects include Bedford and Pumpkinseed, which were constructed and have been operated as non-jurisdictional generation facilities. The remaining projects are expected to, as of October 2025, cost approximately $2.9 billion, excluding financing costs, and be placed into service between 2028 and 2030. In April 2026, the Virginia Commission approved CPCNs to construct or acquire and operate four utility-scale projects totaling approximately 532 MW of solar generation and one energy storage project totaling approximately 80 MW. The projects include Bedford and Pumpkinseed with the remaining projects approved in the April 2026 order expected to, as of October 2025, cost approximately $1.5 billion, excluding financing costs, and be placed into service between 2028 and 2029. Virginia Power is reviewing the order and assessing its options. In August 2026, two appeals of the Virginia Commission’s order were filed with the Supreme Court of Virginia. This matter is pending.

GTSA Filing

In March 2026, Virginia Power filed a petition with the Virginia Commission for approval of Phase IV, covering 2027 through 2029, of its plan for electric distribution grid transformation projects as authorized by the GTSA. The plan proposes to continue the mainfeeder hardening project on 41 additional feeders in 2027 through 2029, proposes the continued implementation of and investment in previously approved voltage island mitigation projects and voltage optimization enablement work and continued deployment of its previously approved telecommunications plan and select vegetation management programs. Virginia Power also requests approval for one new project, a stepdown conversion pilot program designed to proactively upgrade parts of the distribution system to a higher voltage, eliminating the need for 24 overhead 500 kVA and 333 kVA stepdown transformers. For Phase IV, the total proposed capital investment is $983 million and the proposed operations and maintenance investment is $125 million. In October 2026, the Virginia Commission issued an order approving portions of Virginia Power’s plan for Phase IV representing a total capital investment of $388 million and operations and maintenance investment of $125 million. Virginia Power may submit updated proposals with its Phase IVB application in 2027.

Riders

Other than the following matters, there have been no significant developments regarding the significant riders associated with various Virginia Power projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Rider Name	Application Date	Approval Date	Rate Year Beginning	Total Revenue Requirement (millions)(1)	Increase (Decrease) from Previous (millions)
Rider CCR	April 2026	Pending	January 2027	$217	$51
Rider CE(2)	October 2025	April 2026	May 2026	280	98
Rider CERC	March 2026	Pending	January 2027	70	34
Rider DIST(3)	August 2025	May 2026	June 2026	327	60
Rider DIST(4)	August 2026	Pending	June 2027	463	136
Rider GEN	June 2026	Pending	April 2027	430	119
Rider GEN	June 2026	Pending	April 2028	408	(22)
Rider OSW	October 2025	July 2026	September 2026	670	31
Rider OSW	October 2026	Pending	September 2027	627	(43)
Rider RGGI(5)	June 2026	Pending	March 2027	1,179	N/A
Rider RPS	December 2025	August 2026	September 2026	442	(167)
Rider SNA	October 2025	July 2026	September 2026	233	26
Rider SNA	October 2026	Pending	September 2027	281	48
Rider T1(6)	May 2026	July 2026	September 2026	1,539	196
DSM Riders(7)	December 2025	August 2026	September 2026	114	18

(1)
In addition, Virginia Power has riders associated with other projects with an aggregate total revenue requirement of approximately $65 million at September 30, 2026.
(2)
As approved, associated with four solar generation projects, including Bedford and Pumpkinseed (non-jurisdictional generation facilities with an aggregate recorded cost of $251 million at September 30, 2025), one energy storage project, 10 purchased power agreements and certain costs associated with expanding solar and storage facilities in addition to previously approved Rider CE projects. Appeals have been filed with the Supreme Court of Virginia regarding this matter, which are currently pending.
(3)
The total revenue requirement for Rider DIST includes $120 million for certain previously approved electric distribution grid transformation projects, $172 million for previously approved phases and proposed phase nine of certain new underground distribution facilities and $35 million for certain previously approved rural broadband capacity projects. Virginia Power recognized a charge of $24 million ($18 million after-tax) recorded primarily in impairment of assets and other charges (benefits) in the Companies’ Consolidated Statements of Income (reflected in the Corporate and Other segment) for the nine months ended September 30, 2026, for the disallowance of certain strategic undergrounding costs previously incurred in connection with this final order. In addition, effective June 2026, the rider associated with rural broadband capacity projects was consolidated into Rider DIST and separate collection of rates under the rural broadband rider ceased.
(4)
The total revenue requirement for Rider DIST includes $196 million for certain previously approved electric distribution grid transformation projects, $230 million for previously approved phases and proposed phase 10 of certain new underground distribution facilities and $37 million for certain previously approved rural broadband capacity projects.
(5)
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
(6)
Consists of $599 million for the transmission component of Virginia Power’s base rates and $940 million for Rider T1.
(7)
Associated with two redesigned energy efficiency programs and seven new demand response programs with a $221 million cost cap, with the ability to exceed the cost cap by no more than 15%. Also, in December 2025, Virginia Power filed a petition requesting Virginia Commission approval to conduct a pilot program to evaluate methods to optimize system demand through various technology applications and distributed energy resources, including the establishment of a VPP, as required by the Community Energy Act. In its petition, Virginia Power sought to utilize certain programs previously approved by the Virginia Commission and incorporate newly proposed programs associated with the DSM Riders. The DSM Riders cost cap includes $64 million associated with the proposed VPP pilot program. The Virginia Commission consolidated the DSM Riders and VPP pilot program petitions and approved all related matters in August 2026.

Electric Transmission Projects

Other than the following matters, there have been no significant developments regarding the significant Virginia Power electric transmission projects disclosed in Note 13 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Description and Location of Project	Application Date	Approval Date		Type of Line	Miles of Lines	Cost Estimate (millions)(1)
Construct new Culpeper Technology transmission lines, substations and related projects in the Counties of Culpeper, Orange and Fauquier and the Town of Culpeper, Virginia	February 2025	March 2026		230 kV	13	$255
Construct new Golden-Mars transmission lines and related projects in Loudoun County, Virginia	March 2025	June 2026	(2)	500- 230 kV	11	515
Partial rebuild Chesterfield-Lanexa transmission lines in the Counties of Henrico, Charles City and New Kent, Virginia	September 2025	March 2026		230- 115 kV	58	150
Rebuild Charlottesville-Dooms transmission lines in the Counties of Albemarle and Augusta and the City of Charlottesville, Virginia	October 2025	August 2026		230 kV	22	125
Construct West Creek transmission line, substation and related projects in the County of Goochland, Virginia	January 2026	September 2026	(3)	230 kV	7	100
Construct Morrisville-Wishing Star transmission lines and related projects in the Counties of Fauquier, Prince William and Loudoun, Virginia	February 2026	Pending		500- 230 kV	45	875
Rebuild Charlottesville-Gordonsville transmission lines and related projects in the County of Albermarle and the City of Charlottesville, Virginia	April 2026	Pending		230 kV	16	100
Construct Firehouse transmission lines, substation and related projects in the County of Loudoun, Virginia	May 2026	Pending		230 kV	1	65
Construct Aspen-Doubs and Goose Creek-Woodside transmission lines, rebuild Doubs-Goose Creek transmission line and related projects in the County of Loudoun, Virginia	May 2026	Pending		500 kV	9	200
Construct new Allman Station switching station and related projects in the City of Fredericksburg, Virginia	May 2026	Pending		230 kV	1	100
Install underbuilt transmission line on existing 500 kV Elmont-Ladysmith line support structures and related projects in the Counties of Hanover and Caroline, Virginia	June 2026	Pending		230 kV	26	60

(1)
Represents the cost estimate included in the application except as updated in the approval if applicable. In addition, Virginia Power had one other transmission project applied for and currently pending approval with an aggregate cost estimate of approximately $20 million.
(2)
In July 2026, appeals were filed with the Supreme Court of Virginia. This matter is pending.
(3)
In October 2026, an appeal was filed with the Supreme Court of Virginia. This matter is pending.

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

Fuel Filings

2025 Fuel Filing

In August 2026, Virginia Power’s revenue requirement for the fuel component of its electric rates increased by $23 million, to be collected over a 12-month period, consistent with its quarterly fuel status report filed with the North Carolina Commission in connection with Virginia Power’s fuel filing for the rate year beginning February 1, 2026, as approved by the North Carolina Commission in January 2026 as discussed in Note 13 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

2026 Fuel Filing

In August 2026, Virginia Power submitted its annual filing to the North Carolina Commission to adjust the fuel component of its electric rates for the rate year beginning February 1, 2027. The first option proposed reflects a total $105 million increase to the fuel component of its electric rates, inclusive of $55 million in under-recovered fuel costs incurred during the 12-month period ended June 30, 2026. The second option proposed reflects a total $77 million increase to the fuel component of its electric rates for the rate year beginning February 1, 2027 by spreading the $55 million under-recovered fuel cost balance over a two-year period. Both options exclude amounts recovered through the adjustment made to Virginia Power’s revenue requirement for the fuel component of electric rates in North Carolina effective August 1, 2026 as discussed above. Virginia Power will have the opportunity to adjust fuel rates in a subsequent proceeding for any final true-up of this original deferral balance. This matter is pending.

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

Canadys Station

In December 2025, DESC and Santee Cooper filed an application with the South Carolina Commission for approval of a CPCN to jointly construct and operate Canadys Station. Upon completion, DESC and Santee Cooper will each own a 50% undivided interest in the generating station and its electrical output. The application included an expected total cost of approximately $5 billion, excluding financing costs, with costs split equally between the joint owners for the proposed 2.2 GW facility. In addition, the application seeks approval for the construction of a new 230 kV switchyard and related transmission facilities which are expected to cost approximately $100 million, to be jointly owned by DESC and Santee Cooper, with costs split between the joint owners based on a formula reflecting shared use. In June 2026, the South Carolina Commission approved the request. The related facilities are expected to be placed into service in 2033. The estimated cost and project timelines are subject to refinement through the permitting process and the negotiation of contracts for major construction suppliers. In September 2026, two appeals were filed with the Supreme Court of South Carolina regarding this matter. This matter is pending.

Electric - Transmission Project

In July 2026, DESC filed an application with the South Carolina Commission requesting approval of a CPCN to reconductor five existing corridor lines currently connected to its Jasper substation in Jasper County, South Carolina, consisting of a total of 84 miles of 230 kV transmission lines with an estimated total project cost of approximately $110 million. In August 2026, the South Carolina Commission approved the request.

Natural Gas Rates

In June 2026, DESC filed with the South Carolina Commission its monitoring report for the 12-month period ended March 31, 2026 with a total revenue requirement of $676 million. This revenue requirement represents a $22 million base rate increase under the terms of the Natural Gas Rate Stabilization Act effective with the first billing cycle of November 2026. In October 2026, the South Carolina Commission approved a total revenue requirement of $675 million, representing a $21 million base rate increase after certain adjustments, effective for the first billing cycle of November 2026.

Note 13. Leases

Other than the items discussed below, there have been no significant changes regarding the Companies’ leases as described in Note 15 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

During the second quarter of 2026, Virginia Power recorded a right-of-use asset and offsetting lease obligation upon commencement of an operating lease for an energy storage facility with a term of approximately 15 years. At September 30, 2026, Virginia Power’s Consolidated Balance Sheet includes $269 million of other deferred charges and other assets for its right-of-use asset and $270 million of operating lease liabilities comprised of $9 million presented in other current liabilities and $261 million presented in other deferred credits and other liabilities related to this lease.

Dominion Energy’s Consolidated Statements of Income include $6 million and $15 million for the three and nine months ended September 30, 2026, respectively, and $6 million and $15 million for the three and nine months ended September 30, 2025, respectively, of rental revenue included in operating revenue. Dominion Energy’s Consolidated Statements of Income include $4 million and $11 million for the three and nine months ended September 30, 2026, respectively, and $4 million and $9 million for the three and nine months ended September 30, 2025, respectively, of depreciation expense included in depreciation and amortization related to facilities subject to power purchase agreements under which Dominion Energy is the lessor.

Note 14. Variable Interest Entities

There have been no significant changes regarding the entities the Companies consider VIEs as described in Note 16 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Virginia Power

Virginia Power purchased shared services from DES, an affiliated VIE, of $171 million and $145 million for the three months ended September 30, 2026 and 2025, respectively, and $522 million and $442 million for the nine months ended September 30, 2026 and 2025, respectively. Virginia Power’s Consolidated Balance Sheets include amounts due to DES of $58 million and $46 million at September 30, 2026 and December 31, 2025, respectively, recorded in payables to affiliates.

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

	September 30, 2026	December 31, 2025
(millions)
Assets
Prepayments(1)	$—	$1
Regulatory assets-current	130	125
Other current assets(2)	104	51
Regulatory assets-noncurrent	733	868
Total assets	$967	$1,045
Liabilities
Securities due within one year	$176	$171
Accrued interest, payroll and taxes	20	9
Securitization bonds	794	883
Total liabilities	$990	$1,063

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

As described in Note 10 of the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, in October 2024 Virginia Power completed the sale of a 50% noncontrolling interest in the CVOW Commercial Project to Stonepeak through the sale of an interest in OSWP, which is considered to be a VIE. The Companies’ Consolidated Balance Sheets include balances for OSWP as follows:

	September 30, 2026	December 31, 2025
(millions)
Assets
Cash and cash equivalents	$219	$149
Other receivables	63	—
Regulatory assets-current	12	15
Other investments	3	—
Property, plant and equipment	9,626	8,799
Accumulated depreciation and amortization	(42)	—
Regulatory assets-noncurrent	303	150
Other deferred charges and other assets	30	9
Total assets	$10,214	$9,122
Liabilities
Accounts payable	$3	$2
Accrued interest, payroll and taxes	5	2
Other current liabilities	26	16
Asset retirement obligations- noncurrent(1)	446	220
Total liabilities	$480	$240

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

At September 30, 2026, Dominion Energy’s commercial paper and letters of credit outstanding, as well as its capacity available under the credit facility discussed above and its supplemental revolving credit facility, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$7,000	$2,939	$4	$4,057
Supplemental revolving credit facility(2)	1,000	—		1,000
Total	$8,000	$2,939	$4	$5,057

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

In addition to the credit facilities mentioned above, Dominion Energy’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, which it expects to allow it to issue up to $100 million in letters of credit. At September 30, 2026 and December 31, 2025, $27 million and $26 million in letters of credit were issued and outstanding under this agreement, respectively.

•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At September 30, 2026 and December 31, 2025, Dominion Energy had $100 million and $102 million in letters of credit issued and outstanding under this agreement, including $79 million and $81 million for Virginia Power, respectively.
•
An agreement entered into with a financial institution in January 2025, most recently amended in July 2026, which it expects to allow it to issue up to a combined $450 million in letters of credit, with $50 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At September 30, 2026 and December 31, 2025, Dominion Energy had $380 million and $150 million in letters of credit issued and outstanding under this agreement, including $330 million and $100 million for Virginia Power, respectively. Through October 2026, Dominion Energy had $367 million in letters of credit issued and outstanding under this agreement, including $317 million for Virginia Power.
•
An agreement entered into with a financial institution in
September 2025, subsequently amended in December 2025, which it expects to allow it to issue up to $500 million in letters of credit with $100 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At September 30, 2026 and December 31, 2025, Dominion Energy had $351 million and $379 million, respectively, in letters of credit issued and outstanding under this agreement, all of which was issued and outstanding for Virginia Power.

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM as disclosed in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At September 30, 2026 and December 31, 2025, Dominion Energy’s Consolidated Balance Sheets include $369 million and $422 million, respectively, with respect to such notes presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

In February 2026, Dominion Energy entered into an approximately $1.3 billion 364-day term loan facility as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Prior to the termination of the facility in August 2026, Dominion Energy borrowed and repaid the full capacity of the facility with the proceeds used to repay existing debt and for general corporate purposes.

Virginia Power

Virginia Power’s short-term financing is supported through its access as co-borrower to Dominion Energy’s $7.0 billion joint revolving credit facility.

At September 30, 2026, Virginia Power’s share of commercial paper and letters of credit outstanding under the joint revolving credit facility with Dominion Energy and DESC was as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit
(millions)
Joint revolving credit facility(1)	$7,000	$485	$1

(1)
The full amount of the facility is available to Virginia Power, less any amounts outstanding to co-borrowers Dominion Energy and DESC. The sub-limit for Virginia Power is set pursuant to the terms of the facility but can be changed at the option of the borrowers multiple times per year. At September 30, 2026, the sub-limit for Virginia Power was $4.0 billion. If Virginia Power has liquidity needs in excess of its current sub-limit, the sub-limit may be changed or such needs may be satisfied through short-term intercompany borrowings from Dominion Energy. This credit facility matures in April 2031 in accordance with the extension exercised by the borrowers in April 2026, with the potential to be further extended by the borrowers to April 2032, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $3.0 billion (or the sub-limit, whichever is less) of letters of credit, for working capital and other general corporate purposes.

In addition to the credit facility mentioned above, Virginia Power’s credit facilities and agreements also consist of the following:

•
An agreement entered into with a financial institution in March 2023, subsequently amended in June 2026, which it expects to allow it to issue up to $450 million in letters of credit. At September 30, 2026 and December 31, 2025, $278 million and $281 million, respectively, in letters of credit were issued and outstanding under this agreement. In October 2026, this agreement was amended under which Virginia Power expects to allow it to issue up to $500 million in letters of credit.
•
An agreement entered into with a financial institution in June 2024, subsequently amended in January 2025, which it expects to allow it to issue up to a combined $275 million in letters of credit at either Dominion Energy or Virginia Power. At September 30, 2026 and December 31, 2025, Virginia Power had $79 million and $81 million, out of Dominion Energy’s total $100 million and $102 million, respectively, in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in January 2025, most recently amended in July 2026, which it expects to allow Dominion Energy to issue up to a combined $450 million in letters of credit, with $50 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At September 30, 2026 and December 31, 2025, Virginia Power had $330 million and $100 million, respectively, in letters of credit issued and outstanding under this agreement. Through October 2026, Virginia Power had $317 million in letters of credit issued and outstanding under this agreement.
•
An agreement entered into with a financial institution in September 2025, subsequently amended in December

2025, which it expects to allow Dominion Energy to issue up to $500 million in letters of credit with $100 million available exclusively to Dominion Energy and $400 million available exclusively to Virginia Power. At September 30, 2026 and December 31, 2025, Virginia Power had $351 million and $379 million, respectively, in letters of credit issued and outstanding under this agreement.
•
Agreements entered into with financial institutions in September 2025, which it expects to allow it to issue up to $2.0 billion in letters of credit. At September 30, 2026 and December 31, 2025, Virginia Power had $980 million and $1.0 billion, respectively, in letters of credit issued and outstanding under these agreements.
•
An agreement entered into with a financial institution in July 2026, which it expects to allow it to issue up to $250 million in letters of credit. At September 30, 2026, Virginia Power had no letters of credit issued and outstanding under this agreement.

Long-term Debt

Unless otherwise noted, the proceeds of long-term debt issuances were used for general corporate purposes and/or to repay short-term debt.

In February 2026, Dominion Energy borrowed $500 million under the Sustainability Revolving Credit Agreement as described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, with the proceeds used to support environmental sustainability and social investment initiatives, which was repaid in March 2026. In May 2026, Dominion Energy borrowed $500 million under this agreement with the proceeds used to support environmental sustainability and social investment initiatives. Dominion Energy repaid $300 million in June 2026 and $200 million in July 2026. At both September 30, 2026 and December 31, 2025, Dominion Energy had no borrowings outstanding under this facility. In April 2026, the facility was amended to, among other things, extend the maturity date from April 2028 to April 2029, with the potential to be further extended by Dominion Energy to April 2031. There were no changes to the key financial covenants.

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

In August 2026, Virginia Power issued $1.3 billion of 5.65% senior notes that mature in 2036 and $700 million of 6.30% senior notes that mature in 2056.

In September 2026, DESC issued $300 million of 6.15% first mortgage bonds that mature in 2056.

In October 2026, DESC renewed letters of credit securing industrial revenue bonds totaling $68 million. These letters of credit are subject to renewal in the fourth quarter of 2027.

Preferred Stock

Dominion Energy is authorized to issue up to 20 million shares of preferred stock, which may be designated into separate classes. At both September 30, 2026 and December 31, 2025, Dominion Energy had issued and outstanding 1.0 million shares of the Series C Preferred Stock.

Dominion Energy recorded dividends on the Series C Preferred Stock of $11 million ($10.875 per share) for both the three months ended September 30, 2026 and 2025 and $33 million ($32.625 per share) for both the nine months ended September 30, 2026 and 2025, respectively. There have been no significant changes to Dominion Energy’s Series C Preferred Stock as described in Note 19 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Issuance of Common Stock

Dominion Energy recorded, net of fees and commissions, $40 million from the issuance of one million shares of common stock for the nine months ended September 30, 2026 and $105 million from the issuance of two million shares of common stock for the nine months ended September 30, 2025, through various programs, including Dominion Energy Direct® and employee savings plans as described in Note 20 to the Consolidated Financial Statements to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. In May 2026, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans.

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

Repurchase of Common Stock

In November 2020, the Board of Directors authorized the repurchase of up to $1.0 billion of Dominion Energy’s common stock, with $0.9 billion available at September 30, 2026.

Dominion Energy did not repurchase any shares of common stock during the nine months ended September 30, 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Dividend Restrictions

As discussed in Note 1, Dominion Energy may be required to obtain the consent of NextEra Energy related to the payment of dividends in excess of $0.6675 per share each quarter. There have been no other significant changes to dividend restrictions affecting the Companies described in Note 21 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

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

Dominion Energy has determined that it is associated with former manufactured gas plant sites, including certain sites associated with Virginia Power. At four sites associated with Dominion Energy, remediation work has been substantially completed under federal or state oversight. Where required, the sites are following state-approved groundwater monitoring programs. Dominion Energy has proposed remediation plans for one site at Virginia Power and expects to commence remediation activities in 2027 depending on receipt of final permits and approvals. At both September 30, 2026 and December 31, 2025, Dominion Energy had $53 million of reserves recorded including $48 million recorded at Virginia Power. Dominion Energy is associated with three additional sites, including two associated with Virginia Power, which are not under investigation by any state or federal environmental agency nor the subject of any current or proposed plans to perform remediation activities. Due to the uncertainty surrounding such sites, the Companies are unable to make an estimate of the potential financial statement impacts.

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

Guarantees, Surety Bonds and Letters of Credit

Dominion Energy enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion Energy would be obligated to satisfy such obligation. To the extent that a liability subject to a guarantee has been incurred by one of Dominion Energy’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion Energy is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion Energy currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations. At September 30, 2026, Dominion Energy had issued the following subsidiary guarantees:

Maximum Exposure
(millions)
Commodity transactions(1)	$3,165
Nuclear obligations(2)	170
Solar(3)	85
Other(4)	371
Total(5)(6)(7)	$3,791

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

In addition, Dominion Energy had issued an additional $20 million of guarantees at September 30, 2026, primarily to support third parties. No amounts related to these guarantees have been recorded.

Dominion Energy has entered into two guarantee agreements to support a portion of Valley Link’s financing obligations under a $530 million revolving credit facility, as amended in October 2026, and up to $120 million of letters of credit. Dominion Energy’s obligation under these guarantees is only triggered if a Valley Link project is cancelled and Valley Link cannot pay outstanding balances related to the cancelled project. Dominion Energy’s maximum potential loss exposure under the terms of the guarantees is limited to 30% of outstanding borrowings, an equal percentage to Dominion Energy’s ownership in Valley Link. At September 30, 2026 and December 31, 2025, Valley Link had borrowed $107 million and $41 million, respectively, against the revolving credit facility and had $90 million outstanding letters of credit at both dates. No amounts related to these guarantees has been recorded at Dominion Energy.

Dominion Energy also had issued three guarantees at September 30, 2026 related to Cove Point, previously an equity method investment, in support of terminal services and transportation. Two of the Cove Point guarantees have a cumulative maximum exposure of $1.9 billion while the other one guarantee has no maximum limit. No amounts related to these guarantees have been recorded.

Additionally, at September 30, 2026, Dominion Energy had purchased $579 million of surety bonds, including $490 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions, as discussed in Note 15, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 17. Credit Risk

The Companies’ accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Virginia Power’s largest customer comprised 10% and 9% of its operating revenue for the three months ended September 30, 2026 and 2025, respectively, and

12% and 9% of its operating revenue for the nine months ended September 30, 2026 and 2025, respectively, and 6% and 10% of its customer receivables at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, Dominion Energy’s credit exposure totaled $786 million, primarily related to price risk management activities. Of this amount, investment grade counterparties, including those internally rated, represented 99%. No single counterparty, whether investment grade or non-investment grade, exceeded $443 million of exposure. At September 30, 2026, Virginia Power’s exposure related to wholesale customers totaled $39 million. Of this amount, investment grade counterparties, including those internally rated, represented 90%. No single counterparty, whether investment grade or non-investment grade, exceeded $18 million of exposure.

Credit-Related Contingent Provisions

Certain of Dominion Energy and Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion Energy and Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered, Dominion Energy would have been required to post additional collateral to its counterparties of $33 million at September 30, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion Energy and Virginia Power had no amounts of collateral posted at September 30, 2026 or December 31, 2025 related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. There were no letters of credit posted as collateral at September 30, 2026 or December 31, 2025 for either Dominion Energy or Virginia Power. The aggregate fair value of all derivative instruments with credit related contingent provisions that are in a liability position and not fully collateralized with cash for Dominion Energy was $33 million at September 30, 2026 with none related to Virginia Power, and $29 million at December 31, 2025 for Dominion Energy with none related to Virginia Power, which does not include the impact of any offsetting asset positions.

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

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of forward commodity purchases, to manage commodity price risks associated with purchases of natural gas. At September 30, 2026, Virginia Power’s derivative assets and liabilities with affiliates were $9 million and $13 million, respectively. At December 31, 2025, Virginia Power’s derivative assets and liabilities with affiliates were $22 million and $12 million, respectively. See Note 8 for additional information.

Virginia Power participates in certain Dominion Energy benefit plans described in Note 22 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At September 30, 2026 and December 31, 2025, amounts due to Dominion Energy associated with the Dominion Energy Pension Plan and included in other deferred credits and other liabilities in the Consolidated Balance Sheets were $691 million and $594 million, respectively. At September 30, 2026 and December 31, 2025, Virginia Power’s amounts due from Dominion Energy associated with the Dominion Energy Retiree Health and Welfare Plan and included in other deferred charges and other assets in the Consolidated Balance Sheets were $776 million and $729 million, respectively.

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

Presented below are Virginia Power’s significant transactions with DES and other affiliates:

	Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025
(millions)
Commodity purchases from affiliates	$170	$221	$983	$734
Services provided by affiliates(1)(2)	239	203	718	608
Services provided to affiliates	4	4	13	11

(1)
Includes capitalized expenditures of $92 million and $76 million for the three months ended September 30, 2026 and 2025, respectively, and $270 million and $222 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Excludes amounts related to Virginia Power's operating lease with an affiliated entity as discussed below.

Virginia Power has borrowed funds from Dominion Energy under short-term borrowing arrangements. There were $403 million and $1.2 billion in short-term demand note borrowings from Dominion Energy at September 30, 2026 and December 31, 2025, respectively. Virginia Power had no outstanding borrowings, net of repayments, under the Dominion Energy money pool for its nonregulated subsidiaries at both September 30, 2026 and December 31, 2025. Interest charges related to Virginia Power’s borrowings from Dominion Energy were $11 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $36 million and $40 million for the nine months ended September 30, 2026 and 2025, respectively.

In the second quarter of 2026 and the second and third quarters of 2025, Virginia Power issued common stock to Dominion Energy as discussed in Note 15.

In September 2025, Virginia Power commenced a 20-month operating lease with an affiliated entity for the use of a Jones Act compliant offshore wind installation vessel. At September 30, 2026, Virginia Power’s Consolidated Balance Sheet reflects Virginia Power’s expected use of the vessel through the end of 2027 and includes $177 million of other deferred charges and other assets for its right-of-use asset and $178 million of affiliated lease payables comprised of $141 million presented in other current liabilities and $37 million presented in other deferred credits and other liabilities. At December 31, 2025, Virginia Power’s Consolidated Balance Sheet reflects $185 million of other deferred charges and other assets for its right-of-use asset and $188 million of affiliated lease payables comprised of $141 million presented in other current liabilities and $47 million presented in other deferred credits and other liabilities. For the three and nine months ended September 30, 2026, Virginia Power capitalized $28 million and $100 million, respectively, of such affiliated lease cost associated with the CVOW Commercial Project. For both the three and nine months ended September 30, 2025, Virginia Power capitalized $11 million of such affiliated lease cost associated with the CVOW Commercial Project.

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

	Pension Benefits				Other Postretirement Benefits
	Quarter-to-Date		Year-to-Date		Quarter-to-Date		Year-to-Date
Period Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
(millions)
Service cost	$19	$19	$57	$57	$2	$3	$7	$8
Interest cost	108	108	323	325	13	13	40	42
Expected return on plan assets	(159)	(170)	(476)	(508)	(43)	(39)	(130)	(119)
Amortization of prior service (credit) cost	—	1	1	1	(5)	(6)	(16)	(19)
Net periodic benefit (credit) cost	$(32)	$(42)	$(95)	$(125)	$(33)	$(29)	$(99)	$(88)

Employer Contributions

During the three and nine months ended September 30, 2026, Dominion Energy made $8 million and $18 million, respectively, of contributions to its qualified defined benefit pension plans. Dominion Energy expects to make $18 million of minimum required contributions to its qualified defined benefit pension plans in 2026. Dominion Energy is not required to make any contributions to its VEBAs associated with its other postretirement plans in 2026. Dominion Energy considers voluntary contributions from time to time, either in the form of cash or equity securities.

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

In the nine months ended September 30, 2026, Dominion Energy reported after-tax net expenses of $826 million in the Corporate and Other segment, including $577 million of after-tax net expenses for specific items with $572 million of after-tax net expenses attributable to its operating segments. In the nine months ended September 30, 2025, Dominion Energy reported after-tax net expenses of $108 million in the Corporate and Other segment, including $58 million of after-tax net income for specific items with $81 million of after-tax net income attributable to its operating segments.

The net expenses for specific items attributable to Dominion Energy’s operating segments in 2026 primarily related to the impact of the following items:

•
A $820 million ($640 million after-tax) charge for the impairment of nonregulated renewable natural gas facilities, attributable to Contracted Energy;
•
$172 million ($129 million after-tax) of net unrealized losses related to economic hedging activities, attributable to Contracted Energy;
•
A $119 million ($88 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia;
•
A $79 million ($61 million after-tax) charge associated with certain nonregulated solar generation facilities, attributable to Contracted Energy;
•
$65 million ($48 million after-tax) net charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project, attributable to Dominion Energy Virginia;
•
A $24 million ($18 million after-tax) charge for the disallowance of certain strategic undergrounding costs, attributable to Dominion Energy Virginia; and
•
A $14 million ($11 million after-tax) charge for the termination of certain supply contracts associated with renewable natural gas operations, attributable to Contracted Energy; partially offset by
•
$438 million ($293 million after-tax) of gains related to investments in nuclear decommissioning trust funds, attributable to:
•
Contracted Energy ($256 million after-tax); and
•
Dominion Energy Virginia ($37 million after-tax); and
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
•
A $106 million ($79 million after-tax) loss associated with severe weather events, attributable to Dominion Energy Virginia; and
•
A $16 million ($12 million after-tax) net unrealized loss related to economic hedging activities, attributable to Contracted Energy.

The following tables present segment information pertaining to Dominion Energy’s operations:

Three Months Ended September 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions, unless otherwise noted)
2026
Total revenue from external customers	$4,214	$1,111	$302	$(10)	$—	$5,617
Intersegment revenue	4	3	35	345	(387)	—
Total Operating Revenue	4,218	1,114	337	335	(387)	5,617
Electric fuel and other energy-related purchases(1)	1,296	277	34	—	(4)	1,603
Purchased electric capacity(1)	103	5	—	—	(2)	106
Purchased gas(1)	—	35	5	—	—	40
Other operations and maintenance(1)(2)	744	183	153	374	(365)	1,089
Depreciation and amortization(1)	509	163	40	22	(12)	722
Other taxes(1)	104	83	16	15	(3)	215
Total Operating Expenses	2,756	746	248	411	(386)	3,775
Interest and related charges(1)	312	76	24	259	(48)	623
Income tax expense (benefit)(1)	232	65	(41)	(41)	—	215
Equity in earnings (losses) of equity method investees(3)	—	—	—	2	—	2
Other income (expense)(3)	48	—	(3)	184	—	229
Interest income(3)	10	3	31	43	(47)	40
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	(1)	—	(1)
Noncontrolling Interests(3)	114	—	—	—	—	114
Net Income (Loss) Attributable to Dominion Energy	862	230	134	(66)	—	1,160
Investment in equity method investees(4)	—	—	87	36	—	123
Total assets (billions)	88.2	20.5	11.1	10.0	(5.0)	124.8
2025
Total revenue from external customers	$3,313	$942	$290	$(18)	$—	$4,527
Intersegment revenue	(2)	3	7	299	(307)	—
Total Operating Revenue	3,311	945	297	281	(307)	4,527
Electric fuel and other energy-related purchases(1)	1,071	239	31	—	(4)	1,337
Purchased electric capacity(1)	32	5	—	—	(1)	36
Purchased gas(1)	—	30	1	—	—	31
Other operations and maintenance(1)(2)	581	168	103	428	(300)	980
Depreciation and amortization(1)	415	141	30	23	—	609
Other taxes(1)	92	77	15	13	(2)	195
Total Operating Expenses	2,191	660	180	464	(307)	3,188
Interest and related charges(1)	236	69	15	250	(43)	527
Income tax expense (benefit)(1)	169	53	(33)	27	—	216
Equity in earnings (losses) of equity method investees(3)	—	—	1	(1)	—	—
Other income (expense)(3)	45	—	7	354	—	406
Interest income(3)	5	5	22	37	(43)	26
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	86	—	—	(64)	—	22
Net Income (Loss) Attributable to Dominion Energy	679	168	165	(6)	—	1,006
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Dominion Energy’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.
(4)
Excludes liability to Atlantic Coast Pipeline.

Nine Months Ended September 30,	Dominion Energy Virginia	Dominion Energy South Carolina	Contracted Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions, unless otherwise noted)
2026
Total revenue from external customers	$11,392	$2,976	$903	$(155)	$—	$15,116
Intersegment revenue	12	8	119	1,047	(1,186)	—
Total Operating Revenue	11,404	2,984	1,022	892	(1,186)	15,116
Electric fuel and other energy-related purchases(1)	3,732	700	96	7	(11)	4,524
Purchased electric capacity(1)	246	12	—	—	(3)	255
Purchased gas(1)	—	223	13	—	—	236
Other operations and maintenance(1)(2)	2,001	530	515	1,972	(1,101)	3,917
Depreciation and amortization(1)	1,347	465	128	64	(36)	1,968
Other taxes(1)	309	251	49	54	(10)	653
Total Operating Expenses	7,635	2,181	801	2,097	(1,161)	11,553
Interest and related charges(1)	832	221	76	763	(153)	1,739
Income tax expense (benefit)(1)	562	129	(55)	(251)	—	385
Equity in earnings (losses) of equity method investees(3)	—	—	—	2	—	2
Other income (expense)(3)	138	(1)	(9)	694	18	840
Interest income(3)	20	9	93	134	(146)	110
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	(3)	—	(3)
Noncontrolling Interests(3)	331	—	—	(64)	—	267
Net Income (Loss) Attributable to Dominion Energy	2,202	461	284	(826)	—	2,121
Investment in equity method investees(4)	—	—	87	36	—	123
Capital expenditures	7,163	984	435	74	(63)	8,593
Total assets (billions)	88.2	20.5	11.1	10.0	(5.0)	124.8
2025
Total revenue from external customers	$8,818	$2,724	$834	$37	$—	$12,413
Intersegment revenue	(1)	8	15	901	(923)	—
Total Operating Revenue	8,817	2,732	849	938	(923)	12,413
Electric fuel and other energy-related purchases(1)	2,569	605	81	—	(10)	3,245
Purchased electric capacity(1)	56	9	—	—	(2)	63
Purchased gas(1)	—	220	1	—	—	221
Other operations and maintenance(1)(2)	1,671	516	378	1,195	(903)	2,857
Depreciation and amortization(1)	1,208	423	74	66	—	1,771
Other taxes(1)	281	231	45	49	(8)	598
Total Operating Expenses	5,785	2,004	579	1,310	(923)	8,755
Interest and related charges(1)	733	210	31	694	(155)	1,513
Income tax expense (benefit)(1)	412	100	7	(43)	—	476
Equity in earnings (losses) of equity method investees(3)	—	—	—	(8)	—	(8)
Other income (expense)(3)	119	—	(1)	674	—	792
Interest income(3)	17	11	90	137	(155)	100
Net Income (Loss) From Discontinued Operations Including Noncontrolling Interests	—	—	—	—	—	—
Noncontrolling Interests(3)	234	—	—	(112)	—	122
Net Income (Loss) Attributable to Dominion Energy	1,789	429	321	(108)	—	2,431
Capital expenditures	7,695	832	682	56	2	9,267
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

In the nine months ended September 30, 2026, Virginia Power reported after-tax net expenses of $102 million in the Corporate and Other segment, including $126 million of after-tax net expenses for specific items all of which was attributable to its operating segment. In the nine months ended September 30, 2025, Virginia Power reported after-tax net expenses of $101 million in the Corporate and Other segment, including $127 million of after-tax net expenses for specific items all of which was attributable to its operating segment.

The net expenses for specific items attributable to Virginia Power’s operating segment in 2026 primarily related to the impact of the following items:

•
A $119 million ($88 million after-tax) loss associated with severe weather events;
•
$65 million ($48 million after-tax) net charges for Virginia Power’s share of costs not expected to be recovered from customers on the CVOW Commercial Project; and
•
A $24 million ($18 million after-tax) charge for the disallowance of certain strategic undergrounding costs; partially offset by
•
$63 million ($37 million after-tax) of gains related to investments in nuclear decommissioning trust funds.

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
•
A $59 million ($34 million after-tax) gain related to investments in nuclear decommissioning trust funds.

The following tables present segment information pertaining to Virginia Power’s operations:

Three Months Ended September 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$4,218	$—	$4,218
Electric fuel and other energy-related purchases(1)	1,296	—	1,296
Purchased electric capacity(1)	103	—	103
Other operations and maintenance(1)(2)	745	2	747
Depreciation and amortization(1)	509	—	509
Other taxes(1)	104	—	104
Total Operating Expenses	2,757	2	2,759
Interest and related charges(1)	311	1	312
Income tax expense (benefit)(1)	232	(12)	220
Other income (expense)(3)	48	9	57
Interest income(3)	10	—	10
Noncontrolling Interests(3)	114	—	114
Net Income Attributable to Virginia Power	862	18	880
Total assets (billions)	86.8	—	86.8
2025
Operating Revenue	$3,311	$—	$3,311
Electric fuel and other energy-related purchases(1)	1,071	—	1,071
Purchased electric capacity(1)	32	—	32
Other operations and maintenance(1)(2)	581	125	706
Depreciation and amortization(1)	415	3	418
Other taxes(1)	92	1	93
Total Operating Expenses	2,191	129	2,320
Interest and related charges(1)	236	(1)	235
Income tax expense (benefit)(1)	169	(18)	151
Other income (expense)(3)	45	34	79
Interest income(3)	5	1	6
Noncontrolling Interests(3)	86	(64)	22
Net Income (Loss) Attributable to Virginia Power	679	(11)	668
(1)
The significant expense categories and amounts in the segment information presented above align with the segment-level information that is regularly provided to Virginia Power’s CODM.
(2)
Includes impairment of assets and other charges (benefits).
(3)
Items designated are other segment items for each reportable segment.

Nine Months Ended September 30,	Dominion Energy Virginia	Corporate and Other	Consolidated Total
(millions, unless otherwise noted)
2026
Operating Revenue	$11,405	$(70)	$11,335
Electric fuel and other energy-related purchases(1)	3,732	7	3,739
Purchased electric capacity(1)	246	—	246
Other operations and maintenance(1)(2)	2,002	194	2,196
Depreciation and amortization(1)	1,347	—	1,347
Other taxes(1)	309	—	309
Total Operating Expenses	7,636	201	7,837
Interest and related charges(1)	832	1	833
Income tax expense (benefit)(1)	562	(43)	519
Other income (expense)(3)	138	63	201
Interest income(3)	20	—	20
Noncontrolling Interests(3)	331	(64)	267
Net Income (Loss) Attributable to Virginia Power	2,202	(102)	2,100
Capital expenditures	7,162	—	7,162
Total assets (billions)	86.8	—	86.8
2025
Operating Revenue	$8,817	$(29)	$8,788
Electric fuel and other energy-related purchases(1)	2,569	—	2,569
Purchased electric capacity(1)	56	—	56
Other operations and maintenance(1)(2)	1,671	294	1,965
Depreciation and amortization(1)	1,208	4	1,212
Other taxes(1)	281	1	282
Total Operating Expenses	5,785	299	6,084
Interest and related charges(1)	733	(4)	729
Income tax expense (benefit)(1)	412	(56)	356
Other income (expense)(3)	119	54	173
Interest income(3)	17	1	18
Noncontrolling Interests(3)	234	(112)	122
Net Income (Loss) Attributable to Virginia Power	1,789	(101)	1,688
Capital expenditures	7,690	—	7,690

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

The Companies make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•
Risks and uncertainties that may impact the ability of the parties to complete the proposed NextEra Energy Merger at all, or within the anticipated terms and time frames, including the ability to obtain applicable regulatory approvals and any associated terms and conditions of such approvals and any other events or changes in circumstances that could give rise to the termination of the NextEra Energy Merger Agreement by either party;
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

Accounting Matters

At September 30, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. The policies disclosed included the accounting for regulated operations, AROs, income taxes, accounting for derivative contracts and financial instruments at fair value, use of estimates in goodwill impairment testing, use of estimates in long-lived asset impairment testing, and employee benefit plans.

Results of Operations—Dominion Energy

Presented below is a summary of Dominion Energy’s consolidated results:

	2026	2025	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion Energy	$1,160	$1,006	$154
Diluted EPS	1.30	1.16	0.14
Year-to-Date
Net income attributable to Dominion Energy	$2,121	$2,431	$(310)
Diluted EPS	2.37	2.81	(0.44)

Overview

Third Quarter 2026 vs. 2025

Net income attributable to Dominion Energy increased 15%, primarily due to higher rider equity returns reflecting capital investments at Virginia Power and the impacts of the 2025 Biennial Review at Virginia Power, partially offset by a decrease in net investment earnings on nuclear decommissioning trust funds.

Year-to-Date 2026 vs. 2025

Net income attributable to Dominion Energy decreased 13%, primarily due to impairment charges associated with nonregulated renewable natural gas facilities and certain nonregulated solar generation facilities, higher interest on long-term debt, increased unrealized losses on economic hedging activities and increased capacity expense. These decreases were partially offset by a benefit related to the revision of AROs for Millstone Unit 1, higher rider equity returns reflecting capital investments at Virginia Power and the impacts of the 2025 Biennial Review at Virginia Power.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion Energy’s results of operations:

	Third Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions)
Operating revenue	$5,617	$4,527	$1,090	$15,116	$12,413	$2,703
Electric fuel and other energy-related purchases	1,603	1,337	266	4,524	3,245	1,279
Purchased electric capacity	106	36	70	255	63	192
Purchased gas	40	31	9	236	221	15
Other operations and maintenance	1,070	850	220	3,039	2,631	408
Depreciation and amortization	722	609	113	1,968	1,771	197
Other taxes	215	195	20	653	598	55
Impairment of assets and other charges	19	130	(111)	878	226	652
Other income (expense)	271	432	(161)	952	884	68
Interest and related charges	623	527	96	1,739	1,513	226
Income tax expense	215	216	(1)	385	476	(91)
Net income (loss) from discontinued operations including noncontrolling interests	(1)	—	(1)	(3)	—	(3)
Noncontrolling interests	114	22	92	267	122	145

An analysis of Dominion Energy’s results of operations follows:

Third Quarter 2026 vs. 2025

Operating revenue increased 24%, primarily reflecting:

•
A $382 million increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges at Virginia Power;
•
A $258 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $184 million increase associated with the 2025 Biennial Review at Virginia Power;
•
A $122 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days;
•
A $60 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case in South Carolina;
•
A $21 million increase in sales to electric utility retail customers associated with growth; and
•
A $17 million increase in sales to electric utility retail customers associated with economic and other usage factors.

Electric fuel and other energy-related purchases increased 20%, primarily due to higher commodity costs for electric utilities ($363 million), partially offset by a decrease in the use of purchased renewable energy credits ($110 million), which are offset in operating revenue and do not impact net income with the exception of the reduction in purchased renewable energy credits resulting from the utilization of such credits generated by certain Virginia Power generation facilities subject to cost recovery through base rates ($60 million).

Purchased electric capacity increased $70 million, primarily due to an increase related to the net impact from the annual PJM capacity markets at Virginia Power ($97 million), partially offset by a decrease associated with supplemental capacity purchase agreements at Virginia Power ($22 million).

Other operations and maintenance increased 26%, primarily due to an increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($79 million), an increase in storm damage and restoration costs ($25 million), merger-related costs associated with the proposed NextEra Energy Merger ($23 million), renewable natural gas projects placed in service in late 2025 ($24 million) and an increase in outside services ($22 million).

Depreciation and amortization increased 19%, primarily due to various projects being placed into service ($67 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income.

Other taxes increased 10%, primarily due to an increase in property taxes.

Impairment of assets and other charges decreased 85%, primarily due to the absence of a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project.

Other income decreased 37%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 18%, primarily due to net issuances of long-term debt ($95 million) and increased interest expense associated with rider deferrals ($17 million), which is offset in operating revenue and does not impact net income, partially offset by net unrealized gains in 2026 compared to net unrealized losses in 2025 associated with freestanding derivatives ($22 million).

Noncontrolling interests increased $92 million, due to an increase in earnings from the CVOW Commercial Project, including the absence of a share of a charge for costs not expected to be recovered from customers.

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
•
A $738 million increase to recover the costs and an authorized return, as applicable, associated with Virginia Power non-fuel riders;
•
A $466 million increase associated with the 2025 Biennial Review at Virginia Power;
•
A $154 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($112 million) and an increase in heating degree days during the heating season ($42 million);
•
A $71 million increase in non-fuel base rates resulting from the settlement of the 2026 electric base rate case in South Carolina;
•
A $52 million increase in sales to electric utility retail customers associated with growth;
•
$48 million in sales of renewable natural gas and related environmental credits;
•
A $30 million increase in sales to electric utility retail customers associated with economic and other usage factors; and
•
A $28 million increase attributable to a service contract with a government entity which commenced in late 2025.

These increases were partially offset by:

•
A $159 million net decrease associated with market prices affecting Millstone, including economic hedging impacts of net realized and unrealized losses on freestanding derivatives ($201 million);
•
A $60 million decrease associated with severe weather events affecting Virginia Power; and
•
A $26 million decrease from the impacts of the capital cost rider in South Carolina.

Electric fuel and other energy-related purchases increased 39%, primarily due to higher commodity costs for electric utilities ($1.2 billion) and an increase in the use of purchased renewable energy credits ($15 million), which are offset in operating revenue and do not impact net income with the exception of the reduction in purchased renewable energy credits resulting from the utilization of such credits generated by certain Virginia Power generation facilities subject to cost recovery through base rates ($60 million).

Purchased electric capacity increased $192 million, primarily due to an increase related to the net impact from the annual PJM capacity markets at Virginia Power ($162 million) and an increase due to clean energy rider costs ($20 million), which is offset in operating revenue and does not impact net income.

Other operations and maintenance increased 16%, primarily reflecting:

•
A $100 million increase in certain Virginia Power expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
$81 million due to renewable natural gas projects placed in service in late 2025;
•
A $53 million increase in salaries, wages and benefits;

•
A $50 million increase in outside services;
•
$34 million in merger-related costs associated with the proposed NextEra Energy Merger; and
•
A $29 million increase in outage costs primarily at Virginia Power.

Depreciation and amortization increased 11%, primarily due to various projects being placed into service.

Impairment of assets and other charges increased $652 million, primarily due to a charge associated with nonregulated renewable natural gas facilities ($820 million), charges associated with certain nonregulated solar generation facilities ($79 million) and the disallowance of certain strategic undergrounding costs ($23 million), partially offset by a benefit related to the revision of AROs for Millstone Unit 1 ($195 million) and a decrease in net charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($95 million).

Other income increased 8%, primarily due to an increase in net investment gains on nuclear decommissioning trust funds ($32 million), an increase in AFUDC associated with rate-regulated projects ($27 million) and an increase related to offshore wind installation vessel operations ($18 million), partially offset by a decrease in non-service components of pension and other postretirement employee benefit plan credits ($25 million).

Interest and related charges increased 15%, primarily due to net issuances of long-term debt ($284 million) and an increase in interest on variable rate debt ($17 million), partially offset by net unrealized gains in 2026 compared to net unrealized losses in 2025 associated with freestanding derivatives ($80 million).

Income tax expense decreased 19%, primarily due to lower pre-tax income.

Noncontrolling interests increased $145 million, due to an increase in earnings associated with the CVOW Commercial Project, which includes the share of decreased charges for costs not expected to be recovered from customers.

Results of Operations—Virginia Power

Presented below is a summary of Virginia Power’s consolidated results:

	2026	2025	$ Change
(millions)
Third Quarter
Net income attributable to Virginia Power	$880	$668	$212
Year-to-Date
Net income attributable to Virginia Power	$2,100	$1,688	$412

Overview

Third Quarter 2026 vs. 2025

Net income increased 32%, primarily due to higher rider equity returns reflecting capital investments and the impacts of the 2025 Biennial Review.

Year-to-Date 2026 vs. 2025

Net income increased 24%, primarily due to higher rider equity returns reflecting capital investments and the impacts of the 2025 Biennial Review, partially offset by higher interest on long-term debt and increased capacity expense.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions)
Operating revenue	$4,218	$3,311	$907	$11,335	$8,788	$2,547
Electric fuel and other energy-related purchases	1,296	1,071	225	3,739	2,569	1,170
Purchased electric capacity	103	32	71	246	56	190
Other operations and maintenance	744	577	167	2,039	1,740	299
Depreciation and amortization	509	418	91	1,347	1,212	135
Other taxes	104	93	11	309	282	27
Impairment of assets and other charges	3	129	(126)	157	225	(68)
Other income (expense)	67	85	(18)	221	191	30
Interest and related charges	312	235	77	833	729	104
Income tax expense	220	151	69	519	356	163
Noncontrolling interests	114	22	92	267	122	145

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2026 vs. 2025

Operating revenue increased 27%, primarily reflecting:

•
A $348 million net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges;
•
A $258 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $184 million increase associated with the 2025 Biennial Review;
•
A $75 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days;
•
A $14 million increase in sales to electric utility retail customers associated with growth; and

•
A $13 million increase in sales to electric utility retail customers associated with economic and other usage factors.

Electric fuel and other energy-related purchases increased 21%, primarily due to higher commodity costs for electric utilities ($329 million), partially offset by a decrease in the use of purchased renewable energy credits ($110 million), which are offset in operating revenue and do not impact net income with the exception of the reduction in purchased renewable energy credits resulting from the utilization of such credits generated by certain generation facilities subject to cost recovery through base rates ($60 million).

Purchased electric capacity increased $71 million, primarily due to an increase related to the net impact from the annual PJM capacity markets ($97 million), partially offset by a decrease associated with supplemental capacity purchase agreements ($22 million).

Other operations and maintenance increased 29%, primarily due to an increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income ($79 million), an increase in salaries, wages and benefits and administrative costs ($51 million), an increase in storm damage and restoration costs ($24 million) and an increase in outside services primarily attributable to a service contract with a government entity which commenced in late 2025 ($10 million).

Depreciation and amortization increased 22%, primarily due to various projects being placed into service ($53 million) and an increase in amortization associated with non-fuel riders ($24 million), which is offset in operating revenue and does not impact net income.

Other taxes increased 12%, primarily due to an increase in property taxes.

Impairment of assets and other charges decreased 98%, primarily due to the absence of a charge for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project.

Other income decreased 21%, primarily due to a decrease in net investment gains on nuclear decommissioning trust funds.

Interest and related charges increased 33%, primarily due to an increase in long-term debt borrowings ($50 million) and increased interest expense associated with rider deferrals ($17 million), which is offset in operating revenue and does not impact net income.

Income tax expense increased 46%, primarily due to higher pre-tax income.

Noncontrolling interests increased $92 million, due to an increase in earnings from the CVOW Commercial Project, including the absence of a share of a charge for costs not expected to be recovered from customers.

Year-to-Date 2026 vs. 2025

Operating revenue increased 29%, primarily reflecting:

•
A $1.2 billion net increase in fuel-related revenue as a result of an increase in commodity costs associated with sales to electric utility retail customers, including revenue for the deferred fuel securitization and electric utility customers who elect to pay market based or other negotiated rates and related settlements of economic hedges;
•
A $738 million increase to recover the costs and an authorized return, as applicable, associated with non-fuel riders;
•
A $466 million increase associated with the 2025 Biennial Review;
•
A $113 million increase in sales to electric utility retail customers, primarily due to an increase in cooling degree days during the cooling season ($70 million) and an increase in heating degree days during the heating season ($43 million);
•
A $39 million increase in sales to electric utility retail customers associated with growth;
•
A $28 million increase attributable to a service contract with a government entity which commenced in late 2025; and
•
A $21 million increase in sales to electric utility retail customers associated with economic and other usage factors.

These increases were partially offset by:

•
A $60 million decrease associated with severe weather events.

Electric fuel and other energy-related purchases increased 46%, primarily due to higher commodity costs for electric utilities ($1.2 billion) and an increase in the use of purchased renewable energy credits ($15 million), which are offset in operating revenue and do not impact net income with the exception of the reduction in purchased renewable energy credits resulting from the utilization of such credits generated by certain generation facilities subject to cost recovery through base rates ($60 million).

Purchased electric capacity increased $190 million, primarily due to an increase related to the net impact from the annual PJM capacity markets ($162 million) and an increase due to clean energy rider costs ($20 million), which is offset in operating revenue and does not impact net income.

Other operations and maintenance increased 17%, primarily reflecting:

•
A $116 million increase in salaries, wages and benefits and administrative costs;
•
A $100 million increase in certain expenditures which are primarily recovered through state- and FERC-regulated rates and do not impact net income;
•
A $36 million increase in outside services primarily attributable to a service contract with a government entity which commenced in late 2025;
•
A $24 million increase in outage costs;
•
A $13 million increase in materials and supplies expense;

•
A $13 million increase in tree trimming and vegetation management; and
•
A $10 million increase in bad debt expense.

Depreciation and amortization increased 11%, primarily due to various projects being placed into service.

Other taxes increased 10%, primarily due to an increase in property taxes.

Impairment of assets and other charges decreased 30%, primarily due to a decrease in net charges for costs not expected to be recovered from customers on 100% of the CVOW Commercial Project ($95 million), partially offset by the disallowance of certain strategic undergrounding costs ($23 million).

Other income increased 16%, primarily due to an increase in AFUDC associated with rate-regulated projects.

Interest and related charges increased 14%, primarily due to an increase in long-term debt borrowings ($117 million), partially offset by lower interest rates on commercial paper and intercompany borrowings with Dominion Energy ($10 million).

Income tax expense increased 46%, primarily due to higher pre-tax income.

Noncontrolling interests increased $145 million, due to an increase in earnings associated with the CVOW Commercial Project, which includes the share of decreased charges for costs not expected to be recovered from customers.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion Energy’s operating segments to net income (loss) attributable to Dominion Energy:

	Net Income (Loss) Attributable to Dominion Energy			EPS(1)
	2026	2025	$ Change	2026	2025	$ Change
(millions, except EPS)
Third Quarter
Dominion Energy Virginia	$862	$679	$183	$0.98	$0.79	$0.19
Dominion Energy South Carolina	230	168	62	0.26	0.20	0.06
Contracted Energy	134	165	(31)	0.15	0.19	(0.04)
Corporate and Other	(66)	(6)	(60)	(0.09)	(0.02)	(0.07)
Consolidated	$1,160	$1,006	$154	$1.30	$1.16	$0.14

Year-to-Date
Dominion Energy Virginia	$2,202	$1,789	$413	$2.51	$2.10	$0.41
Dominion Energy South Carolina	461	429	32	0.52	0.50	0.02
Contracted Energy	284	321	(37)	0.32	0.38	(0.06)
Corporate and Other	(826)	(108)	(718)	(0.98)	(0.17)	(0.81)
Consolidated	$2,121	$2,431	$(310)	$2.37	$2.81	$(0.44)

(1)
Consolidated results are presented on a diluted EPS basis. The dilutive impacts, primarily consisting of potential shares which had not yet been issued, are included within the results of the Corporate and Other segment. EPS contributions for Dominion Energy’s operating segments are presented utilizing basic average shares outstanding for the period.

Dominion Energy Virginia

Presented below are selected operating statistics related to Dominion Energy Virginia’s operations:

	Third Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity delivered (million MWh)	29.4	27.0	9%	80.6	76.1	6%
Electricity supplied (million MWh):
Utility	29.4	27.1	8	80.6	76.2	6
Non-Jurisdictional	0.4	0.5	(20)	1.3	1.4	(7)
Degree days (electric distribution and utility service area):
Cooling	1,313	1,066	23	1,925	1,698	13
Heating	8	—	N/A	2,277	2,118	8
Average electric distribution customer accounts (thousands)	2,835	2,811	1	2,830	2,805	1

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy Virginia’s net income contribution:

	Third Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$55	$0.06	$84	$0.10
Customer usage and other factors	19	0.02	44	0.05
2025 Biennial Review impacts(1)	137	0.16	347	0.41
Rider equity return	112	0.13	275	0.32
Electric capacity	(48)	(0.06)	(124)	(0.15)
Storm damage and restoration costs	(16)	(0.02)	(30)	(0.04)
Planned outage costs	(6)	(0.01)	(18)	(0.02)
Nuclear production tax credit	(17)	(0.02)	(48)	(0.06)
Depreciation and amortization	(16)	(0.02)	(36)	(0.04)
Salaries, wages and benefits & administrative costs	(33)	(0.04)	(81)	(0.09)
Interest expense, net	(12)	(0.01)	(5)	(0.01)
Other	8	0.03	5	0.02
Share dilution	—	(0.03)	—	(0.08)
Change in net income contribution	$183	$0.19	$413	$0.41
(1)
Includes the impacts of non-jurisdictional customers.

Dominion Energy South Carolina

Presented below are selected operating statistics related to Dominion Energy South Carolina’s operations:

	Third Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity delivered (million MWh)	7.1	6.4	11%	18.0	17.2	5%
Electricity supplied (million MWh)	7.4	6.7	10	18.9	18.0	5
Degree days (electric distribution service areas):
Cooling	748	498	50	1,004	767	31
Heating	—	—	—	821	853	(4)
Gas distribution throughput (bcf):
Sales	15	13	15	53	50	6
Average distribution customer accounts (thousands):
Electric	834	822	1	831	816	2
Gas	486	474	3	483	471	3

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy South Carolina’s net income contribution:

	Third Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$36	$0.04	$31	$0.04
Customer usage and other factors	19	0.02	42	0.05
Customer-elected rate impacts	1	—	(1)	—
Base rate case & Natural Gas Rate Stabilization Act impacts	46	0.05	59	0.07
Capital cost rider	(1)	—	(5)	(0.01)
Depreciation and amortization	(16)	(0.02)	(29)	(0.03)
Salaries, wages and benefits & administrative costs	(3)	—	(3)	—
Interest expense, net	(7)	(0.01)	(11)	(0.01)
Other	(13)	(0.01)	(51)	(0.07)
Share dilution	—	(0.01)	—	(0.02)
Change in net income contribution	$62	$0.06	$32	$0.02

Contracted Energy

Presented below are selected operating statistics related to Contracted Energy’s operations:

	Third Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Electricity supplied (million MWh)	5.1	5.0	2%	14.2	13.9	2%
Renewable natural gas supplied (million MMBtu)	0.5	—	N/A	1.4	—	N/A

Presented below, on an after-tax basis, are the key factors impacting Contracted Energy’s net income contribution:

	Third Quarter 2026 vs. 2025 Increase (Decrease)		Year-to-Date 2026 vs. 2025 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Margin	$22	$0.03	$100	$0.12
Planned Millstone outages(1)	3	—	7	0.01
Unplanned Millstone outages(1)	(2)	—	(5)	(0.01)
Depreciation and amortization	(7)	(0.01)	(39)	(0.05)
Renewable energy investment tax credits	(43)	(0.05)	(33)	(0.04)
Renewable energy production tax credits(2)	36	0.04	57	0.07
Salaries, wages and benefits & administrative costs	(3)	—	(11)	(0.01)
Interest expense, net	(10)	(0.01)	(41)	(0.05)
Other	(27)	(0.04)	(72)	(0.09)
Share dilution	—	—	—	(0.01)
Change in net income contribution	$(31)	$(0.04)	$(37)	$(0.06)

(1)
Includes earnings impact from outage costs and lower energy margins.
(2)
Includes an increase from renewable natural gas facilities of $37 million and $57 million for the quarter and year-to-date periods, respectively.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-to-Date
	2026	2025	$ Change	2026	2025	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$35	$88	$(53)	$(572)	$81	$(653)
Specific items attributable to Corporate and Other segment	(14)	(3)	(11)	(5)	(23)	18
Net income (expense) from specific items	21	85	(64)	(577)	58	(635)
Corporate and other operations:
Interest expense, net	(166)	(147)	(19)	(485)	(370)	(115)
Equity method investments	2	—	2	2	(5)	7
Pension and other postretirement benefit plans	62	58	4	187	172	15
Corporate service company costs	(16)	(14)	(2)	(43)	(39)	(4)
Other	31	12	19	90	76	14
Net expense from corporate and other operations	(87)	(91)	4	(249)	(166)	(83)
Total net expense	$(66)	$(6)	$(60)	$(826)	$(108)	$(718)
EPS impact	$(0.09)	$(0.02)	$(0.07)	$(0.98)	$(0.17)	$(0.81)

Corporate and Other includes specific items attributable to Dominion Energy’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or in allocating resources. See Note 20 to the Consolidated Financial Statements in this report for discussion of these items in more detail. Corporate and Other also includes items attributable to the Corporate and Other segment. For the three months ended September 30, 2026, this primarily included $25 million of after-tax charges for merger-related costs. For the nine months ended September 30, 2026, this primarily included $37 million of after-tax charges for merger-related costs and $36 million after-tax benefit for derivative mark-to-market changes. For the three months ended September 30, 2025, Dominion Energy reported an insignificant amount of specific items in the Corporate and Other segment. For the nine months ended September 30, 2025, this primarily included $23 million after-tax loss for derivative mark-to-market changes.

Outlook

At September 30, 2026, there have been no material changes to Dominion Energy’s 2026 outlook as described in Item 7. MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. See Future Issues and Other Matters for a discussion of certain items that may have an impact on Dominion Energy’s 2026 net income on a per share basis.

Liquidity and Capital Resources

Dominion Energy depends on both cash generated from operations and external sources of liquidity to provide working capital and as a bridge to long-term financings. Dominion Energy’s material cash requirements include capital and investment expenditures, repaying short-term and long-term debt obligations and paying dividends on its common and preferred stock.

Analysis of Cash Flows

Presented below are selected amounts related to Dominion Energy’s cash flows:

	2026	2025
(millions)
Cash, restricted cash and equivalents at January 1	$343	$365
Cash flows provided by (used in):
Operating activities(1)	4,688	4,374
Investing activities	(8,749)	(9,501)
Financing activities	4,281	5,828
Net increase in cash, restricted cash and equivalents	220	701
Cash, restricted cash and equivalents at September 30	$563	$1,066

(1)
Includes cash outflows of $49 million and $55 million for energy efficiency programs in Virginia for the nine months ended September 30, 2026 and 2025, respectively, and $21 million and $19 million for DSM programs in South Carolina for the nine months ended September 30, 2026 and 2025, respectively.

Operating Cash Flows

Net cash provided by Dominion Energy’s operating activities increased $314 million, primarily due to higher operating cash flows from electric utility operations driven by riders and impacts from the 2025 Biennial Review ($733 million) and lower net prepayments and deposits ($371 million), partially offset by an increase in interest payments primarily driven by higher borrowings ($430 million), a decrease from changes in working capital ($205 million) and lower settlements of interest rate swaps ($155 million).

Investing Cash Flows

Net cash used in Dominion Energy’s investing activities decreased $752 million, primarily due to timing of payments for plant construction and other property additions.

Financing Cash Flows

Net cash from Dominion Energy's financing activities decreased $1.5 billion, primarily due to a decrease in net issuances of long-term debt ($1.7 billion) and a decrease in capital contributions from Stonepeak to OSWP, net of distributions from OSWP to Stonepeak ($714 million), partially offset by an increase in net issuances of short-term debt ($829 million) and the absence of impacts from the sale of a noncontrolling interest in OSWP ($88 million).

Credit Facilities and Short-Term Debt

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy generally uses proceeds from short-term borrowings, including commercial paper, to satisfy short-term cash requirements not met through cash from operations. The levels of borrowing may vary significantly during the course of the year, depending on the timing and amount of cash requirements not satisfied by cash from operations. There have been no significant changes to Dominion Energy’s use of credit facilities and/or short-term debt during the nine months ended September 30, 2026.

Revolving Credit Facilities

Dominion Energy’s short-term financing is primarily supported by its $7.0 billion joint revolving credit facility. At September 30, 2026, Dominion Energy had $5.1 billion of unused capacity under its revolving credit facilities. In April 2026, Dominion Energy’s $1.0 billion 364-day revolving credit facility matured. Subsequently, in April 2026, Dominion Energy entered into a $1.0 billion supplemental revolving credit facility which matures in April 2028. This credit facility can be used to support bank borrowings and the issuance of commercial paper. See Note 15 to the Consolidated Financial Statements in this report for the balances of commercial paper and letters of credit outstanding and for additional information on the revolving credit facilities.

Dominion Energy Reliability InvestmentSM Program

Dominion Energy has an effective shelf registration statement with the SEC for the sale of up to $3.0 billion of variable denomination floating rate demand notes, called Dominion Energy Reliability InvestmentSM. The registration limits the principal amount that may be outstanding at any one time to $1.0 billion. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Dominion Energy Reliability Investment Committee, or its designee, on a weekly basis. The notes have no stated maturity date, are non-transferable and may be redeemed in whole or in part by Dominion Energy or at the investor’s option at any time. At September 30, 2026, Dominion Energy’s Consolidated Balance Sheet included $369 million presented within short-term debt. The proceeds are used for general corporate purposes and to repay debt.

Other Facilities

In addition to the primary sources of short-term liquidity discussed above, from time to time Dominion Energy enters into separate supplementary credit facilities or term loans as discussed in Note 15 to the Consolidated Financial Statements in this report. In February 2026, Dominion Energy entered into an approximately $1.3 billion 364-day term loan facility as described in Note 17 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. Prior to the termination of the facility in August 2026, Dominion Energy borrowed and repaid the full capacity of the facility with the proceeds used to repay existing debt and for general corporate purposes.

Long-Term Debt

Sustainability Revolving Credit Agreement

Dominion Energy maintains a Sustainability Revolving Credit Agreement which is described in Note 18 to the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025. At September 30, 2026, Dominion Energy had no borrowings outstanding under this facility. See Note 15 to the Consolidated Financial Statements in this report for borrowings and repayments made during the nine months ended September 30, 2026.

Issuances and Borrowings of Long-Term Debt

During the nine months ended September 30, 2026, Dominion Energy issued or borrowed the following long-term debt. Unless otherwise noted, the proceeds were used for the repayment of existing indebtedness and for general corporate purposes.

Month	Type	Public / Private	Entity	Principal	Rate		Stated Maturity
				(millions)
March	Senior notes	Public	Virginia Power	$1,300	4.950%		2036
March	Senior notes	Public	Virginia Power	850	5.700%		2056
June	Senior notes	Public	Dominion Energy	825	5.350%		2036
June	Junior subordinated notes	Public	Dominion Energy	1,000	6.150%	(1)	2056
June	Junior subordinated notes	Public	Dominion Energy	500	6.250%	(1)	2056
August	Senior notes	Public	Virginia Power	1,250	5.650%		2036
August	Senior notes	Public	Virginia Power	700	6.300%		2056
September	First mortgage bonds	Public	DESC	300	6.150%		2056
Total issuances and borrowings				$6,725
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

Dominion Energy anticipates, excluding potential opportunistic financings, issuing between approximately $6.0 billion and $9.5 billion of long-term debt during 2026, inclusive of amounts issued through September 30, 2026 as shown in the table above. Dominion Energy expects to issue long-term debt to satisfy cash needs for capital expenditures, net of reimbursements from Stonepeak for the CVOW Commercial Project, and maturing long-term debt to the extent such amounts are not satisfied from cash available from operations following the payment of dividends and any borrowings made from unused capacity of Dominion Energy’s credit facilities discussed above. The raising of external capital is subject to certain regulatory requirements, including registration with the SEC for certain issuances.

Repayments, Repurchases and Redemptions of Long-Term Debt

Dominion Energy may from time to time reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

The following long-term debt was repaid, repurchased or redeemed during the nine months ended September 30, 2026:

Month	Type	Entity	Principal (1)	Rate	Stated Maturity
(millions)
Debt scheduled to mature in 2026		Multiple	$1,798	various
Early repurchases and redemptions
None
Total repayments, repurchases and redemptions			$1,798

(1)
Total amount redeemed prior to maturity, if any, includes remaining principal plus accrued interest.

See Note 18 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding scheduled maturities of Dominion Energy’s long-term debt, including related average interest rates.

Remarketing of Long-Term Debt

During the nine months ended September 30, 2026, Dominion Energy was not required to and did not complete the remarketing of any of its long-term debt. In 2026, Dominion Energy does not expect to remarket any of its tax-exempt bonds.

Credit Ratings

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy’s credit ratings affect its liquidity, cost of borrowing under credit facilities and collateral posting requirements under commodity contracts, as well as the rates at which it is able to offer its debt securities. The credit ratings for Dominion Energy are affected by its financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the applicable rating organization. In May 2026, Dominion Energy’s credit ratings were revised as follows: Moody’s affirmed its credit ratings and revised its outlook from negative to positive; Standard & Poor’s affirmed its credit ratings and revised its outlook from stable to positive; and Fitch affirmed its credit ratings and revised its outlook from stable to positive watch. At September 30, 2026, there have been no other changes in Dominion Energy’s credit ratings from those described in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Covenants

As discussed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Dominion Energy is subject to various covenants present in the agreements underlying Dominion Energy’s debt. At September 30, 2026, there have been no material changes to these covenants, nor any events of default under these covenants.

As discussed in Note 15 to the Consolidated Financial Statements of this report, in April 2026, Dominion Energy entered into a new $1.0 billion credit facility, which includes a maximum allowed total debt to total capital ratio that is consistent with the allowed ratio under its joint revolving credit facility.

Common Stock, Preferred Stock and Other Equity Securities

In the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, there is a discussion of Dominion Energy’s existing equity financing programs, including Dominion Energy Direct®. In May 2026, Dominion Energy began purchasing its common stock on the open market for these direct stock purchase plans. During the nine months ended September 30, 2026, Dominion Energy issued $40 million of stock through these programs, net of fees and commissions.

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

Through September 30, 2026, Dominion Energy has not repurchased and does not plan to repurchase shares of common stock in 2026, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which does not impact the available capacity under its stock repurchase authorization. See Note 15 to the Consolidated Financial Statements in this report for additional information.

Capital Expenditures

At September 30, 2026, there have been no material changes to Dominion Energy’s expectation for planned capital expenditures as disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

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

Subsidiary Dividend Restrictions

At September 30, 2026, there have been no material changes to the subsidiary dividend restrictions disclosed in the Subsidiary Dividend Restrictions section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Collateral and Credit Risk

Collateral requirements are impacted by capital projects, commodity prices, hedging levels, Dominion Energy’s credit ratings and the credit quality of its counterparties. At September 30, 2026, there have been no material changes to the collateral requirements disclosed in the Collateral and Credit Risk section of MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.

Dominion Energy’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion Energy’s credit exposure at September 30, 2026 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$485	$—	$485
Non-investment grade(2)	1	—	1
No external ratings:
Internally rated—investment grade(3)	305	10	295
Internally rated—non-investment grade(4)	8	3	5
Total(5)	$799	$13	$786

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

Other Material Cash Requirements

In addition to the financing arrangements discussed above, Dominion Energy is party to numerous contracts and arrangements obligating it to make cash payments in future years. Dominion Energy expects current liabilities to be paid within the next twelve months. In addition to the items already discussed, the following represent material expected cash requirements recorded on Dominion Energy’s Consolidated Balance Sheet at September 30, 2026. Such obligations include:

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

In addition, Dominion Energy is party to contracts and arrangements which may require it to make material cash payments in future years that are not recorded on its Consolidated Balance Sheets. Such obligations include:

•
Guarantees – See Note 16 to the Consolidated Financial Statements in this report.

Future Issues and Other Matters

See Item 1. Business, Future Issues and Other Matters in MD&A and Notes 13 and 23 to the Consolidated Financial Statements in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025, Future Issues and Other Matters in the Companies’ Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and Notes 1, 12 and 16 to the Consolidated Financial Statements in this report for additional information on the proposed NextEra Energy Merger as well as various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

CVOW Commercial Project

In September 2019, Virginia Power filed applications with PJM for the CVOW Commercial Project and for certain approvals and rider recovery from the Virginia Commission in November 2021. Installation of the final turbines comprising the 2.6 GW project is expected to be completed by the end of 2027. The estimated total project cost is approximately $11.7 billion (excluding financing costs and including $0.1 billion of contingency) which continues to reflect revised network upgrade costs assigned by PJM to the CVOW Commercial Project, an estimated impact of certain tariffs which became effective in April 2026 and updated turbine installation projections as well as previously included estimated impacts of a temporary suspension of work order, certain tariffs including those which became effective during 2025, the impact of the U.S. Supreme Court’s ruling in late February 2026 and tariffs which became effective in late February 2026. The Companies’ projected impact of tariffs on expected total project cost is subject to change due to the inherent uncertainty associated with which tariffs, if any, may be in effect and the associated requirements and rates of such tariffs. Virginia Power’s estimate for the project’s projected levelized cost of energy, including renewable energy credits, is approximately $62/MWh, compared to the initial filing submission of $80-90/MWh.

The expected total project cost is unchanged from Virginia Power’s July 2026 construction update filing and reflects a decrease of approximately $0.4 billion relative to Virginia Power’s January 2026 construction update filing, associated with a revision to projected onshore electrical interconnection costs and network upgrade costs allocated by PJM to the CVOW Commercial Project. The expected total project cost also reflects an increase of approximately $0.4 billion, relative to Virginia Power’s January 2026 construction update filing, $0.3 billion of which is associated with updated projections for turbine installations reflecting weather and other conditions with the remainder associated with other factors experienced, including increased fuel costs, during installations completed through July 2026. Relative to Virginia Power’s January 2026 construction update filing, the expected impact of tariffs on the expected total project cost is a net increase of approximately $0.1 billion as the increase of approximately $0.2 billion associated with revised Section 232 tariffs enacted in April 2026 on equipment expected to be delivered from April 2026 through the end of 2027 that contains steel, aluminum and/or copper products, including the associated impact such revised tariffs had on tariffs enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries is partially offset by the reversal of approximately $0.2 billion associated with tariffs on equipment expected to be delivered from March 2025 through March 2026 that originates from Mexico, Canada, a European Union member or other applicable countries that were the subject of a U.S. Supreme Court’s ruling in late February 2026, and the estimated impact of new tariffs subsequently enacted in late February 2026 on equipment expected to be delivered from February 2026 through July 2026 that originates from Mexico, Canada, a European Union member or other applicable countries. The actual tariffs to be incurred are dependent upon the tariff requirements and rates, if any, at the time of delivery of the specific component.

The estimated total project cost above reflects the Companies’ best estimate of the remaining construction costs, including contingency of approximately 8% on such remaining amounts. Such estimate could potentially change for items, certain of which are beyond the Companies’ control, including but not limited to fuel for transportation and installation, the impact of applicable tariffs including any potential impact of Section 232 investigations, costs to maintain necessary permits, approvals and authorizations, any additional suspension of work orders, ability of key suppliers and contractors to timely satisfy their obligations under existing contracts, marine wildlife, actual network upgrade costs allocated by PJM, adverse weather and/or any severe weather events.

Virginia Power commenced major onshore construction activities for the CVOW Commercial Project in November 2023 following the receipt of a record of decision from BOEM in October 2023 for construction. Onshore construction activities to support first power delivery were completed in December 2025 with remaining project activities to support commercial operations substantially completed in October 2026. Virginia Power commenced major offshore construction activities in May 2024 following the receipt of final approval from BOEM authorizing offshore construction and necessary permits from the U.S. Army Corps of Engineers for offshore construction in January 2024. Virginia Power completed the installation of all monopiles in October 2025 and of all transition pieces in April 2026. The first of three offshore substations was installed in March 2025, with the second installed in November 2025 and the third installed in February 2026. Deepwater cables commenced being laid in late 2024 with the last of nine completed in July 2025. Of the 176 segments of interarray cable, expected to total 260 miles, 143 have been installed through October 2026 with the remaining expected to be laid throughout 2026. Installation commenced on turbines in December 2025 prior to being delayed by the temporary suspension of work order, with 44 of 176 completed through October 2026. The first turbines and associated infrastructure of the CVOW Commercial Project commenced operations in March 2026.

Proposed and/or Recently Issued EPA Rules

In September 2026, the EPA finalized a rule repealing the majority of a package of rules the EPA finalized in May 2024 designed to reduce CO2 emissions from certain fossil fuel-fired electric generating units. The May 2024 final rule set standards of performance and emission guidelines for CO2 emissions from new and reconstructed gas-fired combustion turbines and modified coal-fired steam generating units. The May 2024 rulemaking package also included emission guidelines, including emission limits, for existing coal, oil and gas-fired steam generating units. Until the EPA ultimately takes final action on the proposed rulemakings included in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 within Future Issues and Other Matters in MD&A and publishes all final rules in the federal register, Dominion Energy is unable to predict whether or to what extent the new rules will ultimately require additional controls or other actions. The effects of these proposed rulemakings could have a material impact on Dominion Energy’s financial condition and cash flows.

Investment in Valley Link

In October 2024, Dominion Energy announced a joint planning initiative with AEP and FirstEnergy. As part of the initiative, the companies jointly submitted initial project proposals for high-voltage transmission lines in Virginia, Maryland and West Virginia to PJM. In February 2025, Dominion Energy, AEP and FirstEnergy entered into an agreement for the operation of Valley Link to undertake a multi-year process to develop, construct and subsequently operate the new transmission line projects selected by PJM. Under the terms of the joint venture agreement, Dominion Energy will hold a 30% initial interest in Valley Link. Dominion Energy expects to invest approximately $1.5 billion from 2026 through 2030 in connection with this arrangement.

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

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $47 million and $15 million in the fair value of Dominion Energy’s commodity-based derivative instruments at September 30, 2026 and December 31, 2025, respectively.

A hypothetical 10% decrease in commodity prices would have resulted in a decrease of $96 million and $71 million in the fair value of Virginia Power’s commodity-based derivative instruments at September 30, 2026 and December 31, 2025, respectively.

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

Interest Rate Risk

The Companies manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. For variable rate debt outstanding for Dominion Energy, a hypothetical 10% increase in market interest rates would result in a $14 million and $10 million decrease in earnings at September 30, 2026 and December 31, 2025, respectively. For variable rate debt outstanding for Virginia Power, a hypothetical 10% increase in market interest rates would result in a $4 million and $7 million decrease in earnings at September 30, 2026 and December 31, 2025, respectively.

The Companies also use interest rate derivatives, including forward-starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. At September 30, 2026, Dominion Energy and Virginia Power had $8.5 billion and $7.4 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $408 million and $372 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at September 30, 2026. At December 31, 2025, Dominion Energy and Virginia Power had $10.7 billion and $8.1 billion, respectively, of these interest rate derivatives outstanding in combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $459 million and $382 million, respectively, in the fair value of Dominion Energy and Virginia Power’s interest rate derivatives at December 31, 2025.

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

Foreign Currency Exchange Rate Risk

The Companies utilize foreign currency exchange rate swaps to economically hedge the foreign currency exchange risk associated with fixed price contracts related to the CVOW Commercial Project denominated in foreign currencies. At September 30, 2026 and December 31, 2025, Dominion Energy had €0.1 billion and €0.9 billion in aggregate notional amounts of these foreign currency forward purchase agreements outstanding, respectively. A hypothetical 10% increase in the U.S. dollar to Euro exchange rate would have resulted in a decrease of $11 million and $35 million in the fair value of Dominion Energy’s foreign currency swaps at September 30, 2026 and December 31, 2025, respectively.

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

Dominion Energy recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $944 million, $854 million and $1.1 billion for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion Energy recorded in AOCI and regulatory liabilities, a net increase in unrealized (losses) gains on debt investments of $(9) million, $52 million and $41 million for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

Virginia Power recognized net investment gains (losses) (including investment income) on nuclear decommissioning and rabbi trust investments of $500 million, $436 million and $555 million for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded in AOCI and regulatory liabilities, a net increase in unrealized gains (losses) on debt investments of $(6) million, $23 million and $23 million for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025, respectively.

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
•
Notes 12 and 16 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

The Companies’ businesses are influenced by many factors that are difficult to predict, involve risks and uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risks and uncertainties have been identified in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 and updated in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025 and in the Companies’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion Energy

Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/26 - 7/31/26	485	$67.79	—	$0.92 billion
8/1/26 - 8/31/26	—	—	—	0.92 billion
9/1/26 - 9/30/26	992	66.38	—	0.92 billion
Total	1,477	$66.84	—	$0.92 billion

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

4.1

Senior Indenture, dated as of September 1, 2017, between Virginia Electric and Power Company and U.S. Bank National Association, as Trustee (Exhibit 4.1, Form 8-K filed September 13, 2017, File No.000-55337); First Supplemental Indenture, dated as of September 1, 2017 (Exhibit 4.2, Form 8-K filed September 13, 2017, File No.000-55337); Second Supplemental Indenture, dated as of March 1, 2018 (Exhibit 4.2, Form 8-K filed March 22, 2018, File No. 000-55337); Third Supplemental Indenture, dated as of November 1, 2018 (Exhibit 4.2, Form 8-K filed November 28, 2018, File No. 000-55337); Fourth Supplemental Indenture, dated as of July 1, 2019 (Exhibit 4.2, Form 8-K filed July 10, 2019, File No. 00-55337); Fifth Supplemental Indenture, dated as of December 1, 2019 (Exhibit 4.2, Form 8-K filed December 5, 2019, File No. 000-55337); Sixth Supplemental Indenture, dated as of December 1, 2020 (Exhibit 4.2, Form 8-K filed December 15, 2020, File No. 00-55337); Seventh Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.2, Form 8-K filed November 22, 2021, File No.000-55337); Eighth Supplemental Indenture, dated as of November 1, 2021 (Exhibit 4.3, Form 8-K filed November 22, 2021, File No.000-55337); Ninth Supplemental Indenture, dated as of January 1, 2022 (Exhibit 4.3, Form 8-K filed January 13, 2022, File No.000-55337); Tenth Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.2, Form 8-K filed May 31, 2022, File No. 000-55337); Eleventh Supplemental Indenture, dated as of May 1, 2022 (Exhibit 4.3, Form 8-K filed May 31, 2022, File No. 000-55337); Twelfth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.2. Form 8-K filed March 30, 2023, File No. 000-55337); Thirteenth Supplemental Indenture, dated as of March 1, 2023 (Exhibit 4.3. Form 8-K filed March 30, 2023, File No. 000-55337); Fourteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.2. Form 8-K filed August 10, 2023, File No. 000-55337); Fifteenth Supplemental Indenture, dated as of August 1, 2023 (Exhibit 4.3. Form 8-K filed August 10, 2023, File No. 000-55337); Sixteenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.2. Form 8-K filed January 8, 2024, File No. 000-55337); Seventeenth Supplemental Indenture, dated as of January 1, 2024 (Exhibit 4.3. Form 8-K filed January 8, 2024, File No. 000-55337); Eighteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.2, Form 8-K filed August 12, 2024, File No. 000-55337); Nineteenth Supplemental Indenture, dated as of August 1, 2024 (Exhibit 4.3, Form 8-K filed August 12, 2024, File No. 000-55337); Twentieth Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.2, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-First Supplemental Indenture, dated as of March 1, 2025 (Exhibit 4.3, Form 8-K filed March 3, 2025, File No. 000-55337); Twenty-Second Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.2, Form 8-K filed September 10, 2025, File No. 000-55337); Twenty-Third Supplemental Indenture, dated as of September 1, 2025 (Exhibit 4.3, Form 8-K filed September 10, 2025, File No. 000-55337); Twenty-Fourth Supplemental Indenture, dated as of March 1, 2026 (Exhibit 4.2, Form 8-K filed March 2, 2026, File No. 000-55337); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2026 (Exhibit 4.3, Form 8-K filed March 2, 2026, File No. 000-55337); Twenty-Sixth Supplemental Indenture, dated as of August 1, 2026 (Exhibit 4.2, Form 8-K filed August 17, 2026, File No.

		X	X

Exhibit Number	Description	Dominion Energy	Virginia Power
000-55337); Twenty-Seventh Supplemental Indenture, dated as of August 1, 2026 (Exhibit 4.3, Form 8-K filed August 17, 2026, File No. 000-55337).

31.a	Certification by Chief Executive Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

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

101

The following financial statements from Dominion Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on October 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The following financial statements from Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on October 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

		X	X

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.	X	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY, INC. Registrant

October 30, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

October 30, 2026	/s/ Gary G. Ratliff, Jr.
Gary G. Ratliff, Jr. Vice President, Controller and Chief Accounting Officer